Form 10-Q
period 2006-03-31
BASIC ENERGY SERVICES INC
filed 2006-05-12
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32693

Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2091194 (I.R.S. Employer Identification No.)

400 W. Illinois, Suite 800 Midland, Texas (Address of principal executive offices)	79701 (Zip code)
(432) 620-5500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act). (Check one)

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☑
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     33,787,305 shares of the registrant’s Common Stock were outstanding as of May 10, 2006.

BASIC ENERGY SERVICES, INC.
Index to Form 10-Q

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
     This report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in this report and other factors, most of which are beyond our control.
     The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this report are forward looking-statements. Although we believe that the forward-looking statements contained in this report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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
     Our forward-looking statements speak only as of the date of this report. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$19,953	$32,845
Trade accounts receivable, net of allowance of $2,984 and $2,775, respectively	101,241	86,932
Accounts receivable — related parties	92	65
Inventories	1,851	1,648
Prepaid expenses	3,790	3,112
Other current assets	2,744	2,060
Deferred tax assets	6,700	6,020

Total current assets	136,371	132,682

Property and equipment, net	399,865	309,075

Deferred debt costs, net of amortization	4,583	4,833
Goodwill	73,201	48,227
Other assets	2,767	2,140

	$616,787	$496,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$11,376	$13,759
Accrued expenses	39,711	33,548
Income taxes payable	13,124	7,210
Current portion of long-term debt	8,559	7,646
Other current liabilities	1,328	1,124

Total current liabilities	74,098	63,287

Long-term debt	201,488	119,241
Deferred income	11	17
Deferred tax liabilities	59,956	53,770
Other long-term liabilities	2,993	2,067

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value; 80,000,000 shares authorized; 33,931,935 shares issued; 33,787,305 shares outstanding at March 31, 2006 and 33,785,359 shares outstanding at December 31, 2005, respectively	339	339
Additional paid-in capital	235,264	239,218
Deferred compensation	—	(7,341)
Retained earnings	46,174	28,654
Treasury stock, 144,630 shares at March 31, 2006, and 146,576 shares at December 31, 2005, respectively, at cost	(3,618)	(2,531)
Accumulated other comprehensive income	82	236

Total stockholders’ equity	278,241	258,575

	$616,787	$496,957

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Revenues:
Well servicing	$73,465	$44,798
Fluid services	43,121	29,303
Drilling and completion services	27,455	10,764
Well site construction services	10,265	8,948

Total revenues	154,306	93,813

Expenses:
Well servicing	41,610	28,191
Fluid services	26,305	19,238
Drilling and completion services	13,854	5,860
Well site construction services	7,643	7,108
General and administrative, including stock-based compensation of $758 and $591 in 2006 and 2005, respectively	18,005	13,091
Depreciation and amortization	12,837	8,047
(Gain) loss on disposal of assets	(200)	102

Total expenses	120,054	81,637

Operating income	34,252	12,176

Other income (expense):
Interest expense	(3,138)	(3,061)
Interest income	359	101
Other income	27	75

Income from continuing operations before income taxes	31,500	9,291
Income tax expense	(11,819)	(3,490)

Net income	$19,681	$5,801

Earnings per share of common stock:
Basic	$0.59	$0.21

Diluted	$0.53	$0.18

Comprehensive Income:
Net income	$19,681	$5,801
Unrealized gains (loss) on hedging activities	(154)	314

Comprehensive Income	$19,527	$6,115

     See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Deferred	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	Earnings	Income	Equity
Balance — December 31, 2005	33,931,935	$339	$239,218	$(7,341)	$(2,531)	$28,654	$236	$258,575
Adoption of new accounting standard			(7,341)	7,341				—
Amortization of deferred compensation			758					758
Unrealized loss on interest rate swap agreement							(154)	(154)
Offering costs			(161)					(161)
Purchase of treasury stock					(3,248)			(3,248)
Exercise of stock options			2,790		2,161	(2,161)		2,790
Net income						19,681		19,681

Balance — March 31, 2006 (Unaudited)	33,931,935	$339	$235,264	$—	$(3,618)	$46,174	$82	$278,241

     See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
( in thousands)

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$19,681	$5,801
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,837	8,047
Accretion on asset retirement obligation	19	9
Change in allowance for doubtful accounts	209	450
Non-cash interest expense	310	263
Non-cash compensation	758	591
(Gain) loss on disposal of assets	(200)	102
Deferred income taxes	(2,873)	3,490

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(10,708)	(2,763)
Inventories	(18)	(171)
Prepaid expenses and other current assets	(1,442)	(317)
Other assets	(319)	(53)
Accounts payable	(3,169)	(1,344)
Excess tax benefits from exercise of employee stock options	(2,790)	—
Income tax payable	7,449	—
Deferred income and other liabilities	342	(122)
Accrued expenses	5,829	2,751

Net cash provided by operating activities	25,915	16,734

Cash flows from investing activities:
Purchase of property and equipment	(24,812)	(16,083)
Proceeds from sale of assets	1,141	95
Payments for other long-term assets	(393)	(49)
Payments for businesses, net of cash acquired	(87,520)	(3,909)

Net cash used in investing activities	(111,584)	(19,946)

Cash flows from financing activities:
Proceeds from debt	80,000	129
Payments of debt	(6,544)	(2,938)
Offering costs related to initial public offering	(161)	—
Purchase of treasury stock	(1,258)	—
Excess tax benefits from exercise of employee stock options	2,790	—
Exercise of employee stock options	(1,990)	—
Deferred loan costs and other financing activities	(60)	(8)

Net cash provided by (used in) financing activities	72,777	(2,817)

Net increase (decrease) in cash and equivalents	(12,892)	(6,029)

Cash and cash equivalents — beginning of period	32,845	20,147

Cash and cash equivalents — end of period	$19,953	$14,118

     See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
1.  Basis of Presentation and Nature of Operations
     Basis of Presentation
     The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
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
March 31, 2006
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
     Basic had no impairment expense in the three months ended March 31, 2006 and 2005, respectively.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the straight line method, which approximates the effective interest method over the terms of the related debt.
     Deferred debt costs of approximately $7.1 million at March 31, 2006 and $7.0 million at December 31, 2005, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $2.5 million, and $2.2 million at March 31, 2006 and December 31, 2005, respectively. Amortization of deferred debt costs totaled approximately $311,000 and $263,000 for the three months ended March 31, 2006 and 2005, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, drilling and completion services and well site construction services. The goodwill allocated to such reporting units as of March 31, 2006 is $9.9 million, $30.7 million, $28.9 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the three months ended March 31, 2006 of $25.0 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $10.1 million and $14.9 million of goodwill additions relating to the fluid services and drilling and completion units, respectively.
     Stock-Based Compensation
     On January 1, 2006, Basic adopted Statement of Financial Accounting Standards No. 123 (revised 2004) “Share-Based Payment” (“SFAS No. 123R”). Prior to January 1, 2006, the Company accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB No. 25”) which was permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
     Basic adopted FAS No. 123R using both the modified prospective method and the prospective method as applicable to the specific awards granted. The modified prospective method was applied to awards granted subsequent to the Company becoming a public company. Awards granted prior to the Company becoming public and which were accounted for under APB No. 25 were adopted by using the prospective method. The results of prior periods have not been restated. Compensation expense cost of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will continue to be based upon the intrinsic value method calculated under APB No. 25.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     Under SFAS No. 123R, entities using the minimum value method and the prospective application are not permitted to provide the pro forma disclosures (as was required under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”)) subsequent to adoption of SFAS 123R since they do not have the fair value information required by SFAS No. 123R. Therefore, in accordance with 123R, Basic will no longer include pro forma disclosures that were required by SFAS 123.
     Asset Retirement Obligations
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the three months ended March 31, 2006 (in thousands):

Balance, December 31, 2005	$569

Additional asset retirement obligations recognized through acquisitions	118
Accretion Expense	19
Increase in asset retirement obligations due to change in estimate	295

Balance, March 31, 2006 (unaudited)	$1,001

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
     Litigation and Self-Insured Risk Reserves
     Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies”. Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions (See note 6).
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R. As discussed under this Note 2, “Stock-Based Compensation,” Basic adopted the provisions of SFAS No. 123R on January 1, 2006.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
3. Acquisitions
     In 2006 and 2005, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid
		(net of cash
	Closing Date	acquired)
R & R Hot Oil Service	January 5, 2005	$1,702
Premier Vacuum Service, Inc.	January 28, 2005	1,009
Spencer’s Coating Specialist	February 9, 2005	619
Mark’s Well Service	February 25, 2005	579
Max-Line, Inc.	April 28, 2005	1,498
MD Well Service, Inc.	May 17, 2005	4,478
179 Disposal, Inc.	August 4, 2005	1,729
Oilwell Fracturing Services, Inc.	October 11, 2005	13,764

Total 2005		$25,378

LeBus Oil Field Services Co.	January 31, 2006	$24,508
G&L Tool, Ltd.	February 28, 2006	58,000
Arkla Cementing, Inc.	March 27, 2006	5,012

Total 2006		$87,520

     Contingent Earn-out Arrangements and Final Purchase Price Allocations
     Contingent earn-out arrangements are generally arrangements entered in certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. All amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisition.
     On February 28, 2006, Basic acquired substantially all of the assets of G&L Tool for $58.0 million plus a contingent earn-out payment not to exceed $21.0 million. The contingent earn out payment will be equal to fifty percent of the amount by which the annual EBITDA earned by Basic exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached. This acquisition provided a platform to expand into the fishing and rental tool market operations. The cost of the G&L acquisition was allocated $43.3 million to property and equipment, $14.6 million to goodwill, and $51,000 to non-compete agreements. The allocations of the purchase price are based upon preliminary estimates and assumptions. Accordingly, the allocations are subject to revision when the Company receives final information, including appraisals and other analyses. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     The following unaudited pro-forma results of operations have been prepared as though the G&L Tool acquisition had been completed on January 1, 2005. Pro forma amounts are based on the preliminary purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Revenues	$163,799	$101,482

Net income	$22,145	$7,296

Earnings per common share — basic	$0.67	$0.26
Earnings per common share — diluted	$0.60	$0.23
     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2005 or 2006 is material, either individually or when aggregated, to the reported results of operations.
4. Property and Equipment
Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Land	$2,108	$1,902
Buildings and improvements	10,418	8,634
Well service units and equipment	217,086	199,070
Fluid services equipment	72,797	59,104
Brine and fresh water stations	7,773	7,746
Frac/test tanks	43,425	31,475
Pressure pumping equipment	38,479	31,101
Construction equipment	25,013	24,224
Disposal facilities	21,685	16,828
Vehicles	25,382	23,329
Rental equipment	47,906	6,519
Aircraft	3,236	3,236
Other	8,473	8,602

	523,781	421,770
Less accumulated depreciation and amortization	123,916	112,695

Property and equipment, net	$399,865	$309,075

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Light vehicles	$19,564	$17,912
Fluid services equipment	14,662	14,011
Construction equipment	3,156	1,300

	37,382	33,223
Less accumulated amortization	9,535	8,474

	$27,847	$24,749

     Amortization of assets held under capital leases of approximately $1,060,000 and $253,000 for the three months ended March 31, 2006 and 2005, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(Unaudited)
Credit Facilities:
Term B Loan	$89,750	$90,000
Revolver	96,000	16,000
Capital leases and other notes	24,297	20,887

	210,047	126,887
Less current portion	8,559	7,646

	$201,488	$119,241

     2005 Credit Facility
     On December 15, 2005, Basic entered into a $240 million Third Amended and Restated Credit Agreement with a syndicate of lenders (“2005 Credit Facility”), which refinanced all of its then existing credit facilities. The 2005 Credit Facility, as amended effective March 28, 2006, provides for a $90 million Term B Loan (“2005 Term B Loan”) and a $150 million revolving line of credit (“Revolver”). The commitment under the Revolver allows for (a) the borrowing of funds (b) issuance of up to $30 million of letters of credit and (c) $2.5 million of swing-line loans (next day borrowing). The amounts outstanding under the 2005 Term B Loan require quarterly amortization at various amounts during each quarter with all amounts outstanding on December 15, 2011 being due and payable in full. All the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2005 Credit Facility is secured by substantially all of Basic’s tangible and intangible assets. Basic incurred approximately $1.8 million in debt issuance costs in obtaining the 2005 Credit Facility.
     At Basic’s option, borrowings under the 2005 Term B Loan bear interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus .5% per annum) plus 1% or (b) the LIBOR rate plus 2.0%. At March 31, 2006 and December 31, 2005, Basic’s weighted average interest rate on its Term B Loan was 7.1% and 6.4%.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     At Basic’s option, borrowings under the 2005 Revolver bear interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus ..5% per annum) plus a margin ranging from .50% to 1.25% or (b) the LIBOR rate plus a margin ranging from 1.5% to 2.25%. The margins vary depending on Basic’s leverage ratio. At March 31, 2006, Basic’s margin on Alternative Base Rates and LIBOR tranches was .75% and 1.75%, respectively. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.5% to 2.25% for participation fees and .125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at rates ranging from .375% to ..5%.
     At March 31, 2006 Basic, under its Revolver, had outstanding $96 million of borrowings and $9.6 million of letters of credit and no amounts outstanding in swing-line loans. At March 31, 2006 and December 31, 2005 Basic had availability under its Revolver of $44.4 million and $124.4 million, respectively.
     Pursuant to the 2005 Credit Facility, Basic must apply proceeds to reduce principal outstanding under the 2005 Term B Revolver from (a) individual assets sales greater than $2 million or $7.5 million in the aggregate on an annual basis, and (b) 50% of the proceeds from any equity offering. The 2005 Credit Facility required Basic to enter into an interest rate hedge, through May 28, 2006 on at least $65 million of Basic’s then outstanding indebtedness. The March 28, 2006 amendment deletes this requirement upon payoff of the Term B Loans. Paydowns on the 2005 Term B Loan may not be reborrowed.
     The 2005 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limiting of the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfers of assets without the lenders’ consent, (c) limitation on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.5 to 1.0 reducing over time to 3.25 to 1.0, (2) a minimum interest coverage ratio of 3.0 to 1.0 and (e) limitations on capital expenditures in any period of four consecutive quarters in excess of 20% of Consolidated Net Worth unless certain criteria are met. At March 31, 2006 and December 31, 2005, Basic was in compliance with its covenants.
     Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually or in the aggregate.
     Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended
	March 31,
	2006	2005
	(Unaudited)
Cash payments for interest	$1,942	$2,723
Commitment and other fees paid	148	—
Amortization of debt issuance costs	311	263
Other	737	75

	$3,138	$3,061

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
6. Commitments and Contingencies
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
     At March 31, 2006 and December 31, 2005, self-insured risk accruals, net of related recoveries/receivables totaled approximately $11.4 million and $9.5 million, respectively.
7. Stockholders’ Equity
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

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $379,000 and $409,000 for the three months ended March 31, 2006 and 2005, respectively.
     In December 2005, Basic issued 5,000,000 shares of common stock during the Company’s Initial Public Offering to a group of investors for $100 million or $20 per share. After deducting fees, this resulted in net proceeds to Basic totaling approximately $91.5 million.
     In March 2006, Basic issued 148,720 shares of common stock from treasury stock for the exercise of stock options.
8. Incentive Plan
     In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective April 22, 2005), (the “Plan”) which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s successors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 5,000,000 shares. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards, and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.
     On March 15, 2006, the board of directors granted various employees options to purchase 418,000 shares, respectively, of common stock of Basic at exercise prices of $26.84 per share, respectively. All of the 418,000 options granted in 2006 vest over a five-year period and expire 10 years from the date they were granted. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatilities are based upon a peer group. When the Company has sufficient historical data to calculate expected volatility, the Company will use its’ own historical data to calculate expected volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. Compensation expense related to share-based arrangements was approximately $758,000 and $591,000 during the three months ended March 31, 2006 and 2005, respectively.
     The fair value of each option award accounted for under FAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

Three Months
Ended March
31, 2006
Risk-free interest rate	4.7%
Expected term	6.65
Expected volatility	47.0%
Expected dividend yield	—

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three to five year service period.
     The following table reflects the summary of stock options outstanding for the three months ended March 31, 2006 and the changes during the three months then ended:

		Weighted	Aggregate
	Number of	Average	Instrinsic
	Options	Exercise	Value
	Granted	Price	(000’s)
Non-statutory stock options:
Outstanding beginning of period	2,445,800	$5.44	—
Options granted	418,000	$26.84	—
Options forfeited	(10,000)	$6.98	—
Options exercised	(148,720)	$4.00	—

Outstanding, end of period	2,705,080	$8.82	$52,866

Exercisable, end of period	1,277,913	$4.16	$32,769

Expected to vest, end of period	1,391,469	$12.64	$23,883

     The following table summarizes information about Basic’s stock options outstanding and options exercisable at March 31, 2006:

	Options Outstanding			Options Exercisable
Range	Number of	Weighted	Weighted	Number of	Weighted	Weighted
of	Options	Average	Average	Options	Average	Average
Exercise	Outstanding at	Remaining	Exercise	Outstanding at	Remaining	Exercise
Prices	March 31, 2006	Contractual Life	Price	March 31, 2006	Contractual Life	Price
$4.00	1,104,580	6.20	$4.00	1,104,580	6.20	$4.00
$5.16	310,000	8.23	$5.16	173,333	8.12	$5.16
$6.98	835,000	8.92	$6.98	—		$—
$21.01	37,500	9.71	$21.01	—		$—
$26.84	418,000	9.96	$26.84	—		$—

	2,705,080			1,277,913

     The weighted-average grant date fair value of share options granted during the three months ended March 31, 2006 and 2005 was $14.47 and $8.10, respectively. The total intrinsic value of share options exercised during the three months ended March 31, 2006 and 2005 was approximately $3.4 million and $0, respectively.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     A summary of the status of the Company’s non-vested share grants at March 31, 2006 and changes during the three months ended March 31, 2006 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	591,875	$6.98
Granted during period	—	—
Vested during period	(230,625)	6.98
Forfeited during period	—	—

Nonvested at end of period	361,250	$6.98

     As of March 31, 2006, there was $12.2 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.78 years. The total fair value of shares vested during the three months ended March 31, 2006 and 2005 was approximately $15.4 million and $6.2 million, respectively.
     Cash received from share option exercises under the incentive plan was $0 for the three months ended March 31, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise is $2.8 million and $0, respectively, for the three months ended March 31, 2006 and 2005.
9. Related Party Transactions
     Basic had receivables from employees of approximately $92,000 and $65,000 as of March 31, 2006 and December 31, 2005, respectively.
10. Earnings Per Share
     Basic presents earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the ‘as if converted” method. The following table sets forth the computation of basic and diluted earnings per share:

	Three Months Ended March 31,
	2006	2005
	(Unaudited)
Numerator (both basic and diluted):
Net income	$19,681	$5,801

Denominator:

Denominator for basic earnings per share	33,261,539	28,186,147

Stock options	1,093,089	571,182
Unvested restricted stock	256,238	603,125
Common stock warrants	2,291,362	2,796,706

Denominator for diluted earnings per share	36,902,228	32,157,160

Basic earnings per common share	$.59	$.21

Diluted earnings per common share	$.53	$.18

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
11. Business Segment Information
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

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
operating segments. Corporate assets consist principally of working capital and debt financing costs. The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Drilling and	Well Site
	Well	Fluid	Completion	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total
Three Months Ended March 31, 2006
(Unaudited)
Operating revenues	$73,465	$43,121	$27,455	$10,265	$—	$154,306
Direct operating costs	(41,610)	(26,305)	(13,854)	(7,643)	—	(89,412)

Segment profits	$31,855	$16,816	$13,601	$2,622	$—	$64,894

Depreciation and amortization	$5,694	$3,520	$2,321	$830	$472	$12,837
Capital expenditures, (excluding acquisitions)	$11,005	$6,804	$4,485	$1,604	$914	$24,812
Identifiable assets	$185,390	$138,969	$106,264	$29,747	$156,417	$616,787

Three Months Ended March 31, 2005
(Unaudited)
Operating revenues	$44,798	$29,303	$10,764	$8,948	$—	$93,813
Direct operating costs	(28,191)	(19,238)	(5,860)	(7,108)	—	(60,397)

Segment profits	$16,607	$10,065	$4,904	$1,840	$—	$33,416

Depreciation and amortization	$4,094	$2,332	$531	$653	$437	$8,047
Capital expenditures, (excluding acquisitions)	$8,182	$4,660	$1,061	$1,306	$874	$16,083
Identifiable assets	$134,569	$90,003	$25,400	$24,213	$104,283	$378,468
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2006	2005
Segment profits	$64,894	$33,416

General and administrative expenses	(18,005)	(13,091)
Depreciation and amortization	(12,837)	(8,047)
Gain (loss) on disposal of assets	200	(102)

Operating income	$34,252	$12,176

12. Supplemental Schedule of Cash Flow Information:
     The following table reflects non-cash financing and investing activity during:

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Capital leases issued for equipment	$5,203	$1,032
Asset retirement obligation additions	$413	$—

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2006
     Basic paid income taxes of approximately $6.9 million and $0 during the three months ended March 31, 2006 and 2005, respectively.
13. Subsequent Events
(a) Debt Offering
In April 2006, the Company completed a private offering for $225,000,000 aggregate principal amount of 7.125% Senior Notes due April 15, 2016. The net proceeds from the offering were used to retire the outstanding Term B Loan balance and to repay current borrowings under the revolving credit facility. Any remaining proceeds will be used for general corporate purposes.
In connection with the retirement of the Term B Loan on April 13, 2006, we will expense remaining unamortized deferred debt issuance costs which amounted to approximately $2.7 million, net.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. Our results of operations since the beginning of 2002 reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry during this period. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 11 separate acquisitions from January 1, 2005 to March 31, 2006. Our weighted average number of well servicing rigs has increased from 291 in the first quarter of 2005 to 327 in the first quarter of 2006, and our weighted average number of fluid service trucks has increased from 435 to 529 in the same period.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2006		2005
Revenues:
Well servicing	$73.5	47%	$44.8	48%
Fluid services	43.1	28%	29.3	31%

Drilling and completion services	27.4	18%	10.8	11%
Well site construction services	10.3	7%	8.9	10%

Total revenues	$154.3	100%	$93.8	100%

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
Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see below in “- Segment Overview.”
     We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention. As discussed below in “- Liquidity and Capital Resources,” we also must meet certain financial covenants in order to borrow money under our existing credit agreement to fund future acquisitions.
Recent Strategic Acquisitions and Expansions
     During 2005, we continued to direct our focus for growth more on the integration and expansion of our existing businesses, through capital expenditures and to a lesser extent, acquisitions. During the first quarter of 2006, we completed three additional acquisitions, one of which was significant.
     We discuss the aggregate purchase prices and related financing issues below in “- Liquidity and Capital Resources” and present the pro-forma effects of certain significant acquisitions in the historical financial statements included with this report.
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

Selected 2006 Acquisitions
     During 2006, we made acquisitions that complement our existing lines of business and increased our presence in the rental tool business. These included, among others:
     LeBus Oil Field Service Co.
     On January 31, 2006, we acquired all of the outstanding capital stock of LeBus Oil Field Service Co. (LeBus) for an acquisition price of $26 million, subject to adjustments. The acquisition will operate in our fluid services line of business in the Ark-La-Tex division. The cash used to acquire LeBus was primarily from borrowings under our senior credit facility.
     G&L Tool, Ltd.
     On February 28, 2006, we acquired substantially all of the operating assets of G&L Tool, Ltd. (G&L) for total consideration of $58 million cash. This acquisition will operate in our drilling and completion line of business. The purchase agreement also contained an earn-out agreement based on annual EBITDA targets. The cash used to acquire G&L was primarily from borrowings under our senior credit facility.
Segment Overview
Well Servicing
     During the first three months of 2006, our well servicing segment represented 47% of our total revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
     The following is an analysis of our well servicing operations for each of the quarters ended December 31, 2005 and the quarter ended March 31, 2006:

	Weighted				Segment
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %
2005:
First Quarter	291	175,300	84.30%	$255	$94	37.10%
Second Quarter	303	192,400	88.80%	$280	$107	38.20%
Third Quarter	311	198,000	89.00%	$299	$108	36.00%
Fourth Quarter	316	195,000	86.30%	$329	$134	40.70%
2006:
First Quarter	327	209,000	89.4%	$352	$152	43.4%

     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     Improving market conditions since the first quarter of 2005 have created increased demand for our services. Rig hours have increased due to a combination of the improved utilization of our well servicing rigs and the expansion of our well servicing fleet as a result of our newbuild rig program.
     We have been able to increase our revenue per rig hour from $255 in the first quarter of 2005 to $352 in the first quarter of 2006 mainly as a result of this higher utilization, which has contributed to our improved segment profits.
Fluid Services
     During the first three months of 2006, our fluid services segment represented 28% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters ended December 31, 2005 and the quarter ended March 31, 2006 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits %
2005:
First Quarter	435	$67	$24	34.30%
Second Quarter	447	$71	$26	37.00%
Third Quarter	465	$74	$28	38.60%
Fourth Quarter	472	$79	$31	39.80%
2006:
First Quarter	529	$82	$32	39.0%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The majority of the increase in revenue per fluid services truck from $67,000 in the first quarter of 2005 to $82,000 in the first quarter of 2006 is due to the revenues derived from the expansion of our frac tank fleet and disposal facilities as well as increases in prices charged for our services. Our segment profits per fluid services truck have increased because of these factors and increased utilization of our equipment.
Drilling and Completion Services
     During the first three months of 2006, our drilling and completion services segment represented 18% of our revenues. Revenues from our drilling and completion services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our drilling and completion services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and fishing and rental tool operations.
     Our pressure pumping operations concentrate on providing single-truck, lower horsepower cementing, acidizing and fracturing services in selected markets. We entered the fishing and rental tool business through our acquisition of G&L in the first quarter of 2006.
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
     The following is an analysis of our drilling and completion services for each of the quarters ended December 31, 2005 and the quarter ended March 31, 2006 (dollars in thousands):

		Segment
	Revenues	Profits %
2005
First Quarter	$10,764	45.60%
Second Quarter	$13,512	49.10%
Third Quarter	$15,883	48.20%
Fourth Quarter	$19,673	49.50%
2006
First Quarter	$27,455	49.50%
     We gauge the performance of our drilling and completion services segment based on the segment’s operating revenues and segment profits. Improved market conditions since the first quarter of 2005 have enabled us to increase our pricing for these services, contributing to the improved segment profits as a percentage of segment revenues.
Well Site Construction Services
     During the first three months of 2006, our well site construction services segment represented 7% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis.
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

     The following is an analysis of our well site construction services for each of the quarters ended December 31, 2005 and the quarter ended March 31, 2006 (dollars in thousands):

		Segment
	Revenues	Profits %
2005
First Quarter	$8,948	20.6%
Second Quarter	$10,918	30.8%
Third Quarter	$11,367	31.6%
Fourth Quarter	$14,414	33.6%
2006
First Quarter	$10,265	25.5%
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
Critical Accounting Policies and Estimates
     Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of these policies is included in note 2 of the notes to our historical unaudited consolidated financial statements included in this report. The following is a discussion of our critical accounting policies and estimates.
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
     Litigation and Self-Insured Risk Reserves. We estimate our reserves related to litigation and self-insure risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigated and insured claims could differ significantly from estimated amounts. As discussed in “- Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on certain assumptions developed using third-party data and historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.
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
     Stock-Based Compensation.
     On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock issued to Employees” (“APB No. 25”) which was permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).
     We adopted FAS No. 123R using both the modified prospective method and the prospective method as applicable to the specific awards granted. The modified prospective method was applied to awards granted subsequent to the Company becoming a public company. Awards granted prior to the Company becoming public and which were accounted for under APB No. 25 were adopted by using the prospective method. The results of prior periods have not been restated. Compensation expense cost of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will continue to be based upon the intrinsic value method calculated under APB No. 25.
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
     Income Taxes. The amount and availability of our loss carryforwards (and certain other tax attributes) are subject to a variety of interpretations and restrictive tests. The utilization of such carryforwards could be limited or lost upon certain changes in ownership and the passage of time. Accordingly, although we believe loss carryforwards are available to us, no assurance can be given concerning the realization of such loss carryforwards, or whether or not such loss carryforwards will be available in the future.

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
Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005
     Revenues. Revenues increased 64% to $154.3 million in the first three months in 2006 from $93.8 million during the same period in 2005. This increase was primarily due to the internal expansion of our business segments, particularly well servicing and fluid services, as well as in part due to acquisitions. The pricing and utilization of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by higher oil and gas prices.
     Well servicing revenues increased 64% to $73.5 million in the first quarter in 2006 compared to $44.8 million in the first quarter in 2005. This increase was due primarily to the internal growth of this segment as well as an increase in our revenue per rig hour of approximately 38%, from $255 per hour to $352 per hour. Our weighted average number of rigs increased to 327 in the first quarter in 2006 compared to 291 in the same period in 2005, an increase of approximately 12%. In addition, the utilization rate of our rig fleet increased to 89.4% in the first quarter in 2006 compared to 84.3% in the same period in 2005.
     Fluid services revenues increased 47% to $43.1 million during the first quarter in 2006 as compared to $29.3 million in the same period in 2005. The increase in revenue was due primarily to our internal growth of this segment. Our weighted average number of fluid service trucks increased to 529 in the first quarter in 2006 compared to 435 in the same period in 2005, an increase of approximately 22%. The increase in weighted average number of fluid service trucks is due to internal expansion as well as the trucks added from the LeBus acquisition. In the first quarter in 2006, our average revenue per fluid service truck was approximately $82,000 as compared to approximately $67,000 in the same period in 2005. The increase in average revenue per fluid service truck reflects the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Drilling and completion services revenue increased 155% to $27.5 million during the first quarter in 2006 as compared to $10.8 million in the same period in 2005. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of Oilwell Fracturing Services in October 2005, the acquisition of G&L during February 2006 and improved pricing and utilization of our services.
     Well-site construction services revenue increased 15% to $10.3 million during the first quarter in 2006 as compared to $8.9 million during the same period in 2005.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased 48% to $89.4 million in the first quarter in 2006 from $60.4 million in the same period in 2005 primarily as a result of additional rigs and trucks, as well as higher utilization of our equipment. Operating expenses decreased to 58% of revenue for the first quarter in 2006 from 64% in the same period in 2005, as fixed operating costs such as field supervision, insurance and vehicle expenses were spread over a higher revenue base. We also benefited from higher utilization and increased pricing of our services.

     Direct operating expenses for the well servicing segment increased 48% to $41.6 million in the first quarter in 2005 compared to $28.2 million in the same period in 2005 primarily due to the internal growth of this segment. Segment profits for this segment increased to 43.4% of revenues in the first quarter in 2006 compared to 37.1% in the same period in 2005 primarily due to the improved pricing and higher utilization of our equipment.
     Direct operating expenses for the fluid services segment increased 37% to $26.3 million in the first quarter in 2006 compared to $19.2 million in the same period in 2005 primarily due to increased activity and expansion of our fluid services fleet. Segment profits for this segment increased to 39.0% of revenues in the first quarter in 2006 compared to 34.3% in the same period in 2005 primarily due to the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Direct operating expenses for the drilling and completion services segment increased 136% to $13.9 million in the first quarter in 2006 compared to $5.9 million in the same period in 2005 primarily due to the increased activity and expansion of our services and equipment, including the G&L acquisition. Segment profits for this segment increased to 49.5% of revenues in the first quarter in 2006 compared to 45.6% in the same period in 2005.
     Direct operating expenses for the well-site construction services segment increased 8% to $7.6 million in the first quarter in 2006 compared to $7.1 million in the same period in 2005. Segment profits for this segment increased to 25.5% of revenues in the first quarter of 2006 compared to 20.6% in the same period in 2005.
     General and Administrative Expenses. General and administrative expenses increased 38% to $18.0 million in the first quarter in 2006 from $13.1 million in the same period in 2005. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $12.8 million for the first quarter in 2006 and $8.0 million in the same period in 2005, reflecting the increase in the size and investment in our asset base. We invested $87.5 million for acquisitions and an additional $30.0 million for capital expenditures, including capital leases, in the first quarter in 2006.
     Interest Expense. Interest expense was $3.1 million in the first quarter in 2006, unchanged from the same period in 2005.
     Income Tax Expense (Benefit). Income tax expense was $11.8 million in the first quarter in 2006 compared to $3.5 million in the same period in 2005, reflecting the improvement in our profitability. Our effective tax rate in both periods was approximately 38%.
     Net Income. Our net income increased to $19.7 million in the first quarter in 2006 from $5.8 million in the same period in 2005. This improvement was due primarily to the factors described above, including our increased asset base and related revenues, higher utilization rates and increased revenues per rig and fluid service truck, and higher operating margins on our drilling and completion services equipment.
Liquidity and Capital Resources
     Our primary capital resources are currently net cash flows from our operations, utilization of capital leases as allowed under our credit facility and availability under our credit facility, of which approximately $44.4 million was available at March 31, 2006. As of March 31, 2006, we had cash and cash equivalents of $20.0 million compared to $14.1 million as of March 31, 2005. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities
     Cash flow from operating activities was $25.9 million during the first quarter of 2006 as compared to $16.7 million during the same period in 2005. The increase in operating cash flows in the first quarter of 2006 over the same period in 2005 was primarily due to expansion of our fleet and improvements in the segment profits, utilization of our equipment.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for the first quarter in 2006 were $112.3 million as compared to $20.0 million for the same period in 2005. In 2006 and 2005, the majority of our capital expenditures were for the expansion of our fleet. We also added assets through our capital lease program of approximately $5.2 million in the first quarter in 2006 compared to $1.0 million in the same period in 2005.
     For 2006, we currently have planned approximately $93 million in cash capital expenditures, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we completed three acquisitions for total consideration paid of $87.5 million, net of cash acquired during the first quarter of 2006 and expect to make additional acquisitions in 2006. The $93 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We have taken delivery of 45 newbuild will servicing rigs since October 2004 as part of a 102-rig newbuild commitment. The remainder of these newbuilds is scheduled to be delivered to us prior to the end of December 2007. As of March 31, 2006, we had no executed letters of intent. However, on April 26, 2006, we signed a letter of intent related to the acquisition of three related entities totaling approximately $10 million.
     We regularly engage in discussions related to potential acquisitions related to the well services industry. At present, we have not entered into any agreement, commitment or understanding with respect to any significant acquisition as “significant” is defined under SEC rules.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $25.7 million at March 31, 2006, the availability under our credit facility of $44.4 million at March 31, 2006 and a cash balance of $20.0 million at March 31, 2006. During the first quarter in 2006, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At March 31, 2006, of the $150.0 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $44.4 million of available capacity due to the outstanding balance of $96.0 million and the $9.6 million of outstanding standby letters of credit. In the normal course of business, we have performance obligations which are supported by surety bonds and letters of credit. These obligations primarily cover various reclamation and plugging obligations related to our operations, and collateral for future workers compensation and liability retained losses.
     Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

     Senior Notes
In April 2006, the Company completed a private offering for $225,000,000 aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (Senior Notes). The net proceeds from the offering were used to retire the outstanding Term B Loan balance and to pay down the outstanding balance under the revolving credit facility. Remaining proceeds will be used for general corporate purposes, including acquisitions. The summary description of the Senior Notes set forth in Item 2.03 of our Form 8-K filed on April 13, 2006 is incorporated herein by reference.
     2005 Credit Facility
     Under our Third Amended and Restated Credit Agreement with a syndicate of lenders (the “2005 Credit Facility”), as amended effective March 28, 2006, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2005 Credit Facility provided for a $90 million Term B Loan (“Term B Loan”), which outstanding balance was repaid in April 2006, and provides for a $150 million revolving line of credit (“Revolver”). The 2005 Credit Facility includes provisions allowing us to request an increase in commitments of up to $75 million at any time.
     The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. The amounts outstanding under the Term B Loan required quarterly amortization at various amounts during each quarter with all amounts outstanding being due and payable in full on December 15, 2011. All the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2005 Credit Facility is secured by substantially all of our tangible and intangible assets.
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
     At March 31, 2006, we had outstanding $90.0 million under the Term B Loan and $96.0 million under the Revolver. However, all the outstanding balance of the Term B Loan was retired in April 2006 with proceeds from our offering of Senior Notes.
     Pursuant to the 2005 Credit Facility, we must apply proceeds from certain specified events to reduce principal outstanding under the Term B Loan, to the extent outstanding, and then to the Revolver, including:
•	assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis;

•	50% of the proceeds from any equity offering;

•	proceeds of any issuance of debt not permitted by the 2005 Credit Facility;

•	proceeds of permitted unsecured indebtedness, such as the Senior Notes, without reducing commitments under the revolver; and

•	proceeds in excess of $2.5 million from casualty events.

     Prior to the date on which all Term B Loans were paid in April 2006, the 2005 Credit Facility required us to enter into an interest rate hedge, acceptable to the lenders, until May 28, 2006 on at least $65 million of our then-outstanding indebtedness.
     The 2005 Credit Facility contains various restrictive covenants and compliance requirements, including the following:
•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent;

•	limitation on dividends and distributions;

•	limitations on capital expenditures; and

•	various financial covenants, including:
•	a maximum leverage ratio of 3.50 to 1.00 reducing to 3.25 to 1.00, and

•	a minimum interest coverage ratio of 3.00 to 1.00.
      The 2005 Credit Facility contains customary events of default, which are subject to customary grace periods and materiality standards, including, among others, events of default upon the occurrence of: (1) non-payment of any amounts payable under the 2005 Credit Facility when due; (2) any representation or warranty made in connection with the 2005 Credit Facility being incorrect in any material respect when made or deemed made; (3) default in the observance or performance of any covenant, condition or agreement contained in the 2005 Credit Facility or related loan documents and such default shall continue unremedied or shall not be waived for 30 days; (4) failure to make payments on other indebtedness involving in excess of $1.0 million; (5) voluntary or involuntary bankruptcy, insolvency or reorganization of us or any of our subsidiaries; (6) entry of fines or judgments against us for payment of an amount in excess of $2.5 million; (7) an ERISA event which could reasonably be expected to cause a material adverse effect or the imposition of a lien on any of our assets; (8) any security agreement or document under the 2005 Credit Facility ceases to create a lien on any assets securing the 2005 Credit Facility; (9) any guarantee ceases to be in full force and effect; (10) any material provision of the 2005 Credit Facility ceases to be valid and binding or enforceable; (11) a change of control as defined in the 2005 Credit Agreement; of (12) any determination, ruling, decision, decree or order of any governmental authority, which prohibits or restrains Basic and its subsidiaries from conducting business and that could reasonably be expected to cause a material adverse effect.
     Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of March 31, 2006, we had total capital leases of approximately $24.3 million.
     Credit Rating Agencies
     Effective November 22, 2005, we received credit ratings of Ba3 from Moody’s and B+ from Standard & Poor’s for the 2005 Credit Facility.
     We received initial credit ratings of B1 from Moody’s and B from Standard & Poor’s for the Senior Notes issued in April 2006.
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

     Recent Accounting Pronouncements
     See discussion above in “Critical Accounting Estimates” and note 2 of the notes to the unaudited consolidated financial statements included under Item 1 of this quarterly report regarding Statement of Financial Accounting Standard 123 (revised 2004) Share-based Payment.
     Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of the end of the three months ended March 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
Internal Control Over Financial Reporting
     During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On September 3, 2004, David Hudson, Jr. et al commenced a civil action against us in the District Court of Panola County, Texas, 123rd Judicial District, David Hudson, Jr., et al v. Basic Energy Services Company, Cause No. 2004-A-137. The complaint alleged that our operation of a saltwater disposal well has contaminated both the groundwater and the soil in the surrounding area. The relief requested in the complaint was monetary damages, injunctive relief, environmental remediation and a court order requiring us to provide drinking water to the community. This matter was settled in April 2006 for an immaterial amount.
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
     On December 6, 2004, Karon Smith, et al commenced a civil action against us in the District Court of Hidalgo County, Texas, 206th Judicial District, Karon Smith, et al v. Basic Energy Services GP L.L.C., Cause No. C-42767-04-D. The complaint alleged that (i) one of our fluid services truck drivers disposed of oil-based waste at the plaintiff’s waste disposal facility, which was not equipped to accept oil-based waste, and (ii) the disposal of such oil-based waste resulted in plaintiff’s facility losing contracts to accept waste. On July 25, 2005, the jury in this case returned a verdict in favor of the plaintiff and awarded damages in the amount of $1.2 million. Our insurance company to date has denied coverage of liability in this lawsuit. In March 2006, we reached a settlement of this matter in mediation for $1.0 million, which we had previously accrued in accrued liabilities as of December 31, 2005.
     We are subject to other claims in the ordinary course of business. However, we believe that the ultimate dispositions of the above mentioned and other current legal proceedings will not have a material adverse effect on our financial condition or results of operations.
     Neither Basic, nor any entity required to be consolidated with Basic for purposes of this report, has been required to pay a penalty to the Internal Revenue Service for failing to make disclosures required with respect to certain transactions that have been identified by the Internal Revenue Service as abusive or that have a significant tax avoidance.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     None during the three months ended March 31, 2006.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended March 31, 2006:

Issuer Purchases of Equity Securities
	Total	Average		Maximum number of
	number of	price	Total number of shares	shares that may yet be
	shares	paid per	purchased as part of	purchased under the
Period	purchased	share	publicly announced plan	plan
January 1 — January 31.	—	—	—	—
February 1 — February 28 (1)	78,656	$24.94	78,656	—
March 1 — March 31 (2)	68,118	$27.18	—	—
Total	146,774	$25.98	78,656	—

(1)	Prior to our initial public offering, we entered into Share Tender and Repurchase Agreements with ten of our officers in which we agreed to repurchase, and nine of the officers agreed to sell, shares of our common stock at the initial public offering price, less underwriting discounts and commissions, on the closing date of our initial public offering. These shares were repurchased to provide such officers the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. Under the Share Tender and Repurchase Agreements, we also agreed to repurchase, and nine of the officers irrevocably agreed to sell, an aggregate of 78,656 shares of our common stock on February 24, 2006 at the closing price per share of common stock on that date. These shares were also purchased to provide such officers the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The Share Tender and Repurchase Agreements expired upon the consummation of the February 24, 2006 repurchase.

(2)	Represents shares surrendered by James J. Carter to us on March 21, 2006 in connection with his announced retirement and exercise of all of his vested options in a “cashless” exercise approved by our Compensation Committee in accordance with our 2003 Incentive Plan.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Basic Energy Services, Inc. (the “Company”), dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.1*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)

10.2*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)

10.3*	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 28, 2006, by and among the Company, the subsidiary guarantors party thereto, and UBS Loan Finance LLC, Bank of America, N.A., Hibernia National Bank, BNP Paribas, UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 3, 2006)

10.4*	Purchase Agreement dated April 7, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.5*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.6*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006).

10.7†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006)

10.8†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman

Name:	Kenneth V. Huseman
Title:	President, Chief Executive
Officer and Director
(Principal Executive Officer)

By:	/s/ Alan Krenek

Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date: May 12, 2006

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Basic Energy Services, Inc. (the “Company”), dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.1*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)

10.2*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)

10.3*	Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 28, 2006, by and among the Company, the subsidiary guarantors party thereto, and UBS Loan Finance LLC, Bank of America, N.A., Hibernia National Bank, BNP Paribas, UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 3, 2006)

10.4*	Purchase Agreement dated April 7, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.5*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.6*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006)

10.7†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006)

10.8†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement