Form 10-Q
period 2006-06-30
BASIC ENERGY SERVICES INC
filed 2006-08-11
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 1-32693
Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2091194 (I.R.S. Employer Identification No.)

400 W. Illinois, Suite 800 Midland, Texas	79701 (Zip code)
(Address of principal executive offices)
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
33,827,105 shares of the registrant’s Common Stock were outstanding as of August 7, 2006.

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

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,540	$32,845
Trade accounts receivable, net of allowance of $3,373 and $2,775, respectively	117,139	86,932
Accounts receivable — related parties	190	65
Inventories	2,007	1,648
Prepaid expenses	3,960	3,112
Other current assets	2,309	2,060
Deferred tax assets	7,783	6,020

Total current assets	170,928	132,682

Property and equipment, net	424,720	309,075

Deferred debt costs, net of amortization	6,491	4,833
Goodwill	80,965	48,227
Other assets	2,634	2,140

	$685,738	$496,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$12,291	$13,759
Accrued expenses	44,833	33,548
Income taxes payable	3,126	7,210
Current portion of long-term debt	9,025	7,646
Other current liabilities	2,840	1,124

Total current liabilities	72,115	63,287

Long-term debt	245,037	119,241
Deferred income	10	17
Deferred tax liabilities	61,745	53,770
Other long-term liabilities	2,892	2,067

Commitments and contingencies

Stockholders’ equity:
Common stock; $.01 par value; 80,000,000 shares authorized; 33,931,935 shares issued; 33,815,405 shares outstanding at June 30, 2006 and 33,785,359 shares outstanding at December 31, 2005, respectively	339	339
Additional paid-in capital	236,415	239,218
Deferred compensation	—	(7,341)
Retained earnings	70,195	28,654
Treasury stock, 116,530 shares at June 30, 2006, and 146,576 shares at December 31, 2005, respectively, at cost	(3,010)	(2,531)
Accumulated other comprehensive income	—	236

Total stockholders’ equity	303,939	258,575

	$685,738	$496,957

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$81,154	$53,852	$154,619	$98,650
Fluid services	48,861	31,536	91,982	60,839
Drilling and completion services	40,939	13,512	68,394	24,276
Well site construction services	12,879	10,918	23,144	19,866

Total revenues	183,833	109,818	338,139	203,631

Expenses:
Well servicing	45,521	33,273	87,131	61,464
Fluid services	29,343	19,881	55,648	39,119
Drilling and completion services	19,180	6,871	33,034	12,731
Well site construction services	8,820	7,555	16,463	14,663
General and administrative, including stock-based compensation of $875 and $768 in three months ended in 2006 and 2005, and $1,633 and $1,359 in six months ended in 2006 and 2005, respectively	20,144	13,372	38,149	26,463
Depreciation and amortization	15,122	8,771	27,959	16,818
(Gain) loss on disposal of assets	927	(152)	727	(50)

Total expenses	139,057	89,571	259,111	171,208

Operating income	44,776	20,247	79,028	32,423

Other income (expense):
Interest expense	(4,649)	(3,140)	(7,787)	(6,201)
Interest income	555	98	914	199
Loss on early extinguishment of debt	(2,705)	—	(2,705)	—
Other income	28	62	55	137

Income from continuing operations before income taxes	38,005	17,267	69,505	26,558
Income tax expense	(13,518)	(6,520)	(25,337)	(10,010)

Net income	$24,487	$10,747	$44,168	$16,548

Earnings per share of common stock:
Basic	$0.73	$0.38	$1.32	$0.58

Diluted	$0.64	$0.33	$1.15	$0.51

Comprehensive Income:
Net income	$24,487	$10,747	$44,168	$16,548
Unrealized gains (losses) on hedging activities	(236)	(54)	(236)	260

Comprehensive Income:	$24,251	$10,693	$43,932	$16,808

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Deferred	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	Earnings	Income	Equity
Balance — December 31, 2005	33,931,935	$339	$239,218	$(7,341)	$(2,531)	$28,654	$236	$258,575
Adoption of Statement of Financial Accounting Standards No. 123R	—	—	(7,341)	7,341	—	—	—	—
Amortization of deferred compensation	—	—	1,633	—	—	—	—	1,633
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	51	51
Settlement of interest rate swap agreement	—	—	—	—	—	—	(287)	(287)
Offering costs	—	—	(161)	—	—	—	—	(161)
Purchase of treasury stock	—	—	—	—	(3,218)	—	—	(3,218)
Exercise of stock options	—	—	3,066	—	2,739	(2,627)	—	3,178
Net income	—	—	—	—	—	44,168	—	44,168

Balance — June 30, 2006 (Unaudited)	33,931,935	$339	$236,415	$—	$(3,010)	$70,195	$—	$303,939

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
( in thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$44,168	$16,548
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	27,959	16,818
Accretion on asset retirement obligation	43	18
Change in allowance for doubtful accounts	598	900
Non-cash interest expense	549	527
Non-cash compensation	1,633	1,359
Loss on early extinguishment of debt	2,705	—
(Gain) loss on disposal of assets	727	(50)
Deferred income taxes	(5,388)	8,274

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(24,728)	(11,222)
Inventories	(140)	(211)
Prepaid expenses and other current assets	(874)	1,325
Other assets	(204)	(201)
Accounts payable	(2,682)	(1,103)
Excess tax benefits from exercise of employee stock options	(3,066)	—
Income tax payable	(2,607)	1,681
Deferred income and other liabilities	1,312	(167)
Accrued expenses	10,949	10,327

Net cash provided by operating activities	50,954	44,823

Cash flows from investing activities:
Purchase of property and equipment	(48,827)	(35,488)
Proceeds from sale of assets	1,737	877
Payments for other long-term assets	(4,393)	(858)
Payments for businesses, net of cash acquired	(98,988)	(9,885)

Net cash used in investing activities	(150,471)	(45,354)

Cash flows from financing activities:
Proceeds from debt	305,041	294
Payments of debt	(195,715)	(5,836)
Offering costs related to initial public offering	(161)	—
Purchase of treasury stock	(3,218)	—
Exercise of employee stock options	112	—
Excess tax benefits from exercise of employee stock options	3,066	—
Deferred loan costs and other financing activities	(4,913)	(8)

Net cash provided by (used in) financing activities	104,212	(5,550)

Net increase (decrease) in cash and equivalents	4,695	(6,081)

Cash and cash equivalents — beginning of period	32,845	20,147

Cash and cash equivalents — end of period	$37,540	$14,066

See accompanying notes to consolidated financial statements.

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

2. Summary of Significant Accounting Policies
     Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Basic and its wholly-owned subsidiaries. Basic has no interest in any other organization, entity, partnership, or contract that could require any evaluation under FASB Interpretation No. 46R or Accounting Research Bulletin No. 51. All intercompany transactions and balances have been eliminated.
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
     Drilling and Completion Services — Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices drilling and completion services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair values of the services.
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
     Basic had no impairment expense in the six months ended June 30, 2006 or 2005.

     Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the straight line method, which approximates the effective interest method over the terms of the related debt.
     Deferred debt costs of approximately $6.8 million at June 30, 2006 and $7.0 million at December 31, 2005, respectively, represent debt issuance costs and are recorded net of accumulated amortization of approximately $300,000, and $2.2 million at June 30, 2006 and December 31, 2005, respectively. Amortization of deferred debt costs totaled approximately $238,000 and $264,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, amortization of deferred debt costs totaled approximately $549,000 and $527,000, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, drilling and completion services and well site construction services. The goodwill allocated to such reporting units as of June 30, 2006 is $13.8 million, $32.6 million, $30.9 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the six months ended June 30, 2006 of $32.7 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $3.9 million, $12.0 million and $16.8 million of goodwill additions relating to the well servicing, fluid services and drilling and completion units, respectively.
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
     Basic adopted SFAS No. 123R using both the modified prospective method and the prospective method as applicable to the specific awards granted. The modified prospective method was applied to awards granted subsequent to the Company becoming a public company. Awards granted prior to the Company becoming public and which were accounted for under APB No. 25 were adopted by using the prospective method. The results of prior periods have not been restated. Compensation expense cost of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will continue to be based upon the intrinsic value method calculated under APB No. 25.
     Under SFAS No. 123R, entities using the minimum value method and the prospective application are not permitted to provide the pro forma disclosures (as was required under Statement of Financial Accounting Standard No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”)) subsequent to adoption of SFAS No.

123R since they do not have the fair value information required by SFAS No. 123R. Therefore, in accordance with SFAS No. 123R, Basic will no longer include pro forma disclosures that were required by SFAS No. 123.
     Asset Retirement Obligations
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the six months ended June 30, 2006 (in thousands):

Balance, December 31, 2005	$569

Additional asset retirement obligations recognized through acquisitions	193
Accretion Expense	43
Increase in asset retirement obligations due to change in estimate	447

Balance, June 30, 2006 (unaudited)	$1,252

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
     Recent Accounting Pronouncements
     In December 2004, the Financial Accounting Standards Board issued SFAS No. 123R. As discussed under Note 2, “Stock-Based Compensation,” Basic adopted the provisions of SFAS No. 123R on January 1, 2006.
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not determined the effects that adoption of FIN 48 will have on the Company’s financial position, cash flows and results of operations.

3. Acquisitions
     In 2006 and 2005, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net
	Closing Date	of cash acquired)
R & R Hot Oil Service	January 5, 2005	$1,702
Premier Vacuum Service, Inc.	January 28, 2005	1,009
Spencer’s Coating Specialist	February 9, 2005	619
Mark’s Well Service	February 25, 2005	579
Max-Line, Inc.	April 28, 2005	1,498
MD Well Service, Inc.	May 17, 2005	4,478
179 Disposal, Inc.	August 4, 2005	1,729
Oilwell Fracturing Services, Inc.	October 11, 2005	13,764

Total 2005		$25,378

LeBus Oil Field Services Co.	January 31, 2006	$24,508
G&L Tool, Ltd.	February 28, 2006	58,000
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,468

Total 2006		$98,988

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
     On February 28, 2006, Basic acquired substantially all of the assets of G&L Tool for $58.0 million plus a contingent earn-out payment not to exceed $21.0 million. The contingent earn-out payment will be equal to fifty percent of the amount by which the annual EBITDA earned by Basic exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached. This acquisition provided a platform to expand into the fishing and rental tool market operations. The cost of the G&L acquisition was allocated $43.8 million to property and equipment, $14.1 million to goodwill, and $51,000 to non-compete agreements. Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.
     The following unaudited pro-forma results of operations have been prepared as though the G&L Tool acquisition had been completed on January 1, 2005. Pro forma amounts are based on the preliminary purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Six Months Ended June 30,
(Unaudited)	2006	2005
Revenues	$347,632	$220,582

Net income	$46,630	$19,866

Earnings per common share — basic	$1.40	$0.70
Earnings per common share — diluted	$1.21	$0.61

     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2005 or 2006 is material, either individually or when aggregated, to the reported results of operations.
4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(Unaudited)
Land	$2,119	$1,902
Buildings and improvements	11,562	8,634
Well service units and equipment	239,431	199,070
Fluid services equipment	76,965	59,104
Brine and fresh water stations	7,953	7,746
Frac/test tanks	44,592	31,475
Pressure pumping equipment	55,406	31,101
Construction equipment	25,699	24,224
Disposal facilities	23,633	16,828
Vehicles	29,459	23,329
Rental equipment	33,695	6,519
Aircraft	3,236	3,236
Other	8,675	8,602

	562,425	421,770

Less accumulated depreciation and amortization	137,705	112,695

Property and equipment, net	$424,720	$309,075

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(Unaudited)
Light vehicles	$21,364	$17,912
Well service units and equipment	201	—
Fluid services equipment	18,557	14,011
Pressure pumping equipment	288	—
Construction equipment	3,231	1,300

	43,641	33,223
Less accumulated amortization	10,850	8,474

	$32,791	$24,749

     Amortization of assets held under capital leases of approximately $2,376,000 and $858,000 for the six months ended June 30, 2006 and 2005 and $1,315,000 and $377,000 for the three months ended June 30, 2006 and 2005, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(Unaudited)
Credit Facilities:
Term B Loan	$—	$90,000
Revolver	—	16,000
7.125% Senior Notes	225,000	—
Capital leases and other notes	29,062	20,887

	254,062	126,887
Less current portion	9,025	7,646

	$245,037	$119,241

     Senior Notes
     On April 12, 2006 the Company issued $225.0 million of 7.125% Senior Notes due April 2016 in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on the $90.0 million Term B Loan and to pay down approximately $96.0 million under the revolving credit facility, which amounts may be reborrowed to fund future acquisitions or for general corporate purposes. Interest payments on the Senior Notes are due semi-annually, on April 15 and October 15, commencing on October 15, 2006. The Senior Notes are non-convertible, unsecured and guaranteed by all the subsidiaries of the Company. Under the terms of the sale of the Senior Notes, the Company was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. The Company anticipates completing the exchange offer under the terms of the sale.
     The Senior Notes are redeemable at the option of the Company on or after April 15, 2011 at the specified redemption price as described in the Indenture. Prior to April 15, 2011, the Company may redeem, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as defined in the Indenture. Prior to April 15, 2009 the Company may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 107.125% of the principal amount of the 7.125% Senior Notes, plus accrued and unpaid interest and liquidated damages, if any, to the date of redemption. This redemption must occur less than 90 days after the date of the closing of any such Qualified Equity Offering.
     Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the 7.125% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest and Liquidated Damages, if any, to the date of repurchase.
     During any period of time that the Senior Notes have a Moody’s rating of Baa3 or higher or an S&P rating of BBB- or higher (each, an “Investment Grade Rating”) and no default has occurred, the Company is not subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: Incur additional debt, incur layered debt, consolidate or merge with or into other companies, comply with limitations on asset sales, limitations on restricted payments, limitations on dividends and other restrictions, limitations on transactions with affiliates, and additional note guarantees. The restrictive covenants are subject to a number of important exemptions and qualifications set forth in the Indenture. As of June 30, 2006, the Senior Notes do not satisfy the rating requirements. Basic is in compliance with the restrictive covenants at June 30, 2006.
     As part of the issuance of the above-mentioned Senior Notes, the Company incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the straight line method, which approximates the effective interest method over the term of the Senior Notes.

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
     At Basic’s option, borrowings under the 2005 Term B Loan bear interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus ..5% per annum) plus 1% or (b) the LIBOR rate plus 2.0%. At June 30, 2006, Basic had paid outstanding borrowings under the Term B Loan in full; therefore, a Term B Loan weighted average interest rate was not calculated. However, at December 31, 2005, Basic’s weighted average interest rate on its Term B Loan was 6.4%.
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
     At June 30, 2006, Basic, under its Revolver, had no outstanding borrowings and $9.6 million of letters of credit and no amounts outstanding in swing-line loans. At June 30, 2006 and December 31, 2005 Basic had availability under its Revolver of $140.4 million and $124.4 million, respectively.
     Pursuant to the 2005 Credit Facility, Basic must apply proceeds to reduce principal outstanding under the 2005 Term B Revolver from (a) individual assets sales greater than $2 million or $7.5 million in the aggregate on an annual basis, and (b) 50% of the proceeds from any equity offering. The 2005 Credit Facility required Basic to enter into an interest rate hedge, through May 28, 2006 on at least $65 million of Basic’s then outstanding indebtedness. The March 28, 2006 amendment deletes this requirement upon payoff of the Term B Loans. In April 2006, Basic paid off all outstanding borrowings under the Term B Loan. Paydowns on the 2005 Term B Loan may not be reborrowed.
     The 2005 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limiting of the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfers of assets without the lenders’ consent, (c) limitation on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.5 to 1.0 reducing over time to 3.25 to 1.0, (2) a minimum interest coverage ratio of 3.0 to 1.0 and (e) limitations on capital expenditures in any period of four consecutive quarters in excess of 20% of Consolidated Net Worth unless certain criteria are met. At June 30, 2006 and December 31, 2005, Basic was in compliance with its covenants.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually or in the aggregate.

     Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash payments for interest	$3,193	$5,600
Commitment and other fees paid	321	—
Amortization of debt issuance costs	550	527
Accrued interest on senior notes	3,518	—
Other	205	74

	$7,787	$6,201

Losses on Extinguishment of Debt
     In April of 2006, Basic recognized a loss on the early extinguishment of debt. Basic wrote off unamortized debt issuance costs of approximately $2.7 million, which related to the prepayment of the Term B Loan.
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
     Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $150,000 and $125,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.

     At June 30, 2006 and December 31, 2005, self-insured risk accruals, net of related recoveries/receivables totaled approximately $12.4 million and $9.5 million, respectively.
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
     In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $315,000 and $409,000 for the three months ended June 30, 2006 and 2005, respectively. For the six months ended June 30, 2006 and 2005, the amount charged to expense over the respective vesting period totaled approximately $694,000 and $818,000, respectively.
     In December 2005, Basic issued 5,000,000 shares of common stock during the Company’s Initial Public Offering to a group of investors for $100 million or $20 per share. After deducting fees, this resulted in net proceeds to Basic totaling approximately $91.5 million.
     In March 2006, Basic issued 148,720 shares of common stock from treasury stock for the exercise of stock options.
     In June 2006, Basic issued 28,100 shares of common stock from treasury stock for the exercise of stock options.
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
     On March 15, 2006, the board of directors granted various employees options to purchase 418,000 shares of common stock of Basic at an exercise price of $26.84 per share. All of the 418,000 options granted in 2006 vest over a five-year period and expire 10 years from the date they were granted. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatilities are based upon a peer group. When the Company has sufficient historical data to calculate expected volatility, the Company will use its’ own historical data to calculate expected volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. Compensation expense related to share-based arrangements was approximately $875,000 and $768,000 during the three months ended June 30, 2006 and 2005, respectively. For compensation expense recognized during the three months ended June 30, 2006 and 2005, Basic recognized a tax benefit of approximately $311,000 and $290,000, respectively. During the six months ended June 30, 2006 and 2005, compensation expense related to share-based arrangements was approximately $1,633,000 and $1,359,000, respectively. For compensation expense recognized during the six months ended June 30, 2006 and 2005, Basic recognized a tax benefit of approximately $595,000 and $512,000, respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

Six Months
Ended June 30,
2006
Risk-free interest rate	4.7%
Expected term	6.65
Expected volatility	47.0%
Expected dividend yield	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three to five year service period.
     The following table reflects the summary of stock options outstanding for the six months ended June 30, 2006 and the changes during the six months then ended:

		Weighted	Aggregate
	Number of	Average	Instrinsic
	Options	Exercise	Value
	Granted	Price	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	2,445,800	$5.44	—
Options granted	418,000	$26.84	—
Options forfeited	(56,000)	$7.33	—
Options exercised	(176,820)	$4.00	—

Outstanding, end of period	2,630,980	$8.89	$57,029

Exercisable, end of period	1,249,813	$4.16	$33,006

Expected to vest, end of period	1,346,469	$12.82	$23,893

     The following table summarizes information about Basic’s stock options outstanding and options exercisable at June 30, 2006:

	Options Outstanding			Options Exercisable
Range	Number of	Weighted	Weighted	Number of	Weighted	Weighted
of	Options	Average	Average	Options	Average	Average
Exercise	Outstanding at	Remaining	Exercise	Outstanding at	Remaining	Exercise
Prices	June 30, 2006	Contractual Life	Price	June 30, 2006	Contractual Life	Price
$ 4.00	1,076,480	5.94	$4.00	1,076,480	5.94	$4.00
$ 5.16	310,000	7.98	$5.16	173,333	7.87	$5.16
$ 6.98	790,000	8.67	$6.98	—	—	$—
$21.01	37,500	9.46	$21.01	—	—	$—
$26.84	417,000	9.71	$26.84	—	—	$—

	2,630,980			1,249,813

     The weighted-average grant date fair value of share options granted during the six months ended June 30, 2006 and 2005 was $14.47 and $8.12, respectively. The total intrinsic value of share options exercised during the six months ended June 30, 2006 and 2005 was approximately $4.2 million and $0, respectively.
     A summary of the status of the Company’s non-vested share grants at June 30, 2006 and changes during the six months ended June 30, 2006 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	591,875	$6.98
Granted during period	—	—
Vested during period	(230,625)	6.98
Forfeited during period	—	—

Nonvested at end of period	361,250	$6.98

     As of June 30, 2006, there was $11.1 million of total unrecognized compensation related to non-vested share-based compensation grant date arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.53 years. The total grant date fair value of share-based awards vested during the six months ended June 30, 2006 and 2005 was approximately $3.2 million and $2.9 million, respectively.
     Cash received from share option exercises under the incentive plan was approximately $112,000 and $0 for the six months ended June 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise is $3.1 million and $0, respectively, for the six months ended June 30, 2006 and 2005.
     The Company has a history of issuing Treasury shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $190,000 and $65,000 as of June 30, 2006 and December 31, 2005, respectively. During the year, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended June 30,		Six Months Ended June 30,
(in thousands, except share data):	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income	$24,487	$10,747	$44,168	$16,548

Denominator:
Denominator for basic earnings per share	33,434,486	28,328,315	33,347,512	28,406,935

Stock options	1,079,806	738,126	1,080,834	621,937
Unvested restricted stock	213,262	603,125	233,824	525,000
Common stock warrants	3,798,320	3,113,766	3,739,045	2,921,898

Denominator for diluted earnings per share	38,525,874	32,783,332	38,401,215	32,475,770

Basic earnings per common share:	$0.73	$0.38	$1.32	$0.58

Diluted earnings per common share:	$0.64	$0.33	$1.15	$0.51

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

     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Drilling and	Well Site
	Well	Fluid	Completion	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total
Three Months Ended June 30, 2006 (Unaudited)
Operating revenues	$81,154	$48,861	$40,939	$12,879	$—	$183,833
Direct operating costs	(45,521)	(29,343)	(19,180)	(8,820)	—	(102,864)

Segment profits	$35,633	$19,518	$21,759	$4,059	$—	$80,969

Depreciation and amortization	$6,886	$4,022	$2,708	$961	$545	$15,122
Capital expenditures, (excluding acquisitions)	$10,917	$6,377	$4,293	$1,524	$863	$23,974

Three Months Ended June 30, 2005 (Unaudited)
Operating revenues	$53,852	$31,536	$13,512	$10,918	$—	$109,818
Direct operating costs	(33,273)	(19,881)	(6,871)	(7,555)	—	(67,580)

Segment profits	$20,579	$11,655	$6,641	$3,363	$—	$42,238

Depreciation and amortization	$4,552	$2,447	$622	$690	$460	$8,771
Capital expenditures, (excluding acquisitions)	$10,070	$5,412	$1,376	$1,528	$1,019	$19,405

Six Months Ended June 30, 2006 (Unaudited)
Operating revenues	$154,619	$91,982	$68,394	$23,144	$—	$338,139
Direct operating costs	(87,131)	(55,648)	(33,034)	(16,463)	—	(192,276)

Segment profits	$67,488	$36,334	$35,360	$6,681	$—	$145,863

Depreciation and amortization	$12,731	$7,436	$5,007	$1,777	$1,008	$27,959
Capital expenditures, (excluding acquisitions)	$22,215	$12,976	$8,736	$3,100	$1,800	$48,827
Identifiable assets	$207,535	$145,556	$107,997	$31,316	$193,334	$685,738

Six Months Ended June 30, 2005 (Unaudited)
Operating revenues	$98,650	$60,839	$24,276	$19,866	$—	$203,631
Direct operating costs	(61,464)	(39,119)	(12,731)	(14,663)	—	(127,977)

Segment profits	$37,186	$21,720	$11,545	$5,203	$—	$75,654

Depreciation and amortization	$8,727	$4,691	$1,193	$1,324	$883	$16,818
Capital expenditures, (excluding acquisitions)	$18,399	$9,889	$2,515	$2,791	$1,894	$35,488
Identifiable assets	$147,956	$93,141	$28,569	$25,012	$112,232	$406,910

     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Segment profits	$80,969	$42,238	$145,863	$75,654

General and administrative expenses	(20,144)	(13,372)	(38,149)	(26,463)
Depreciation and amortization	(15,122)	(8,771)	(27,959)	(16,818)
Gain (loss) on disposal of assets	(927)	152	(727)	50

Operating income	$44,776	$20,247	$79,028	$32,423

12. Supplemental Schedule of Cash Flow Information:
     The following table reflects non-cash financing and investing activity during (in thousands):

	Six Months Ended June 30,
	2006	2005
Capital leases issued for equipment	$12,136	$3,580
Asset retirement obligation additions	$640	$—
Exercise of stock options	$2,627	$—
     Basic paid income taxes of approximately $31.6 million and $0 during the six months ended June 30, 2006 and 2005, respectively.
13. Subsequent Events
     On July 6, 2006, Basic acquired substantially all of the operating assets of Hydro-Static Tubing Testers, Inc. for total consideration of $1.2 million cash. This acquisition will operate in Basic’s well servicing line of business in the Northern Rocky Mountain region.
     On August 1, 2006, Basic acquired all of the outstanding capital stock of Hennessey Rental Tools, Inc. for an acquisition price of $8.5 million, subject to adjustments. This acquisition will operate in both Basic’s well servicing and rental and fishing tools lines of business in the Mid-Continent region.
     On August 1, 2006, Basic acquired substantially all of the operating assets of Stimulation Services for total consideration of $4.5 million cash. This acquisition will operate in Basic’s drilling and completion line of business in the Ark-La-Tex region.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. Our results of operations since the beginning of 2002 reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry during this period. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 12 separate acquisitions from January 1, 2005 to June 30, 2006. Our weighted average number of well servicing rigs has increased from 303 in the second quarter of 2005 to 341 in the second quarter of 2006, and our weighted average number of fluid service trucks has increased from 447 to 568 in the same period.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2006		2005
Revenues:
Well servicing	$154.6	46%	$98.6	48%
Fluid services	92.0	27%	60.8	30%
Drilling and completion services	68.4	20%	24.3	12%
Well site construction services	23.1	7%	19.9	10%

Total revenues	$338.1	100%	$203.6	100%

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
Recent Strategic Acquisitions and Expansions
     During 2005, we continued to direct our focus for growth more on the integration and expansion of our existing businesses, through capital expenditures and to a lesser extent, acquisitions. During the first six months of 2006, we completed four additional acquisitions, one of which was significant.
     We discuss the aggregate purchase prices and related financing issues below in “- Liquidity and Capital Resources” and present the pro-forma effects of the material acquisition in the financial statements included with this report.
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
Segment Overview
Well Servicing
     During the first six months of 2006, our well servicing segment represented 46% of our total revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
     The following is an analysis of our well servicing operations for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006:

	Weighted				Segment
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %
2005:
First Quarter	291	175,300	84.30%	$255	$94	37.10%
Second Quarter	303	192,400	88.80%	$280	$107	38.20%
Third Quarter	311	198,000	89.00%	$299	$108	36.00%
Fourth Quarter	316	195,000	86.30%	$329	$134	40.70%
2006:
First Quarter	327	209,000	89.4%	$352	$152	43.40%
Second Quarter	341	221,800	91.0%	$366	$161	43.90%
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
     We have been able to increase our revenue per rig hour from $280 in the second quarter of 2005 to $366 in the second quarter of 2006 mainly as a result of this higher utilization, which has contributed to our improved segment profits.
Fluid Services
     During the first six months of 2006, our fluid services segment represented 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits %
2005:
First Quarter	435	$67	$24	34.30%
Second Quarter	447	$71	$26	37.00%
Third Quarter	465	$74	$28	38.60%
Fourth Quarter	472	$79	$31	39.80%
2006:
First Quarter	529	$82	$32	39.00%
Second Quarter	568	$86	$34	39.90%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The majority of the increase in revenue per fluid services truck from $71,000 in the second quarter of 2005 to $86,000 in the second quarter of 2006 is due to the revenues derived from the expansion of our frac tank fleet and disposal facilities as well as increases in prices charged for our services. Our segment profits per fluid services truck have increased because of these factors and increased utilization of our equipment.
Drilling and Completion Services
     During the first six months of 2006, our drilling and completion services segment represented 20% of our revenues. Revenues from our drilling and completion services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our drilling and completion services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and fishing and rental tool operations.
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

     The following is an analysis of our drilling and completion services for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006 (dollars in thousands):

		Segment
	Revenues	Profits %
2005
First Quarter	$10,764	45.60%
Second Quarter	$13,512	49.10%
Third Quarter	$15,883	48.20%
Fourth Quarter	$19,673	49.50%
2006
First Quarter	$27,455	49.50%
Second Quarter	$40,939	53.10%
     We gauge the performance of our drilling and completion services segment based on the segment’s operating revenues and segment profits. Improved market conditions since the first quarter of 2005 have enabled us to increase our pricing for these services, contributing to the improved segment profits as a percentage of segment revenues.
Well Site Construction Services
     During the first six months of 2006, our well site construction services segment represented 7% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis.
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
     The following is an analysis of our well site construction services for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006 and June 30, 2006 (dollars in thousands):

		Segment
	Revenues	Profits %
2005
First Quarter	$8,948	20.6%
Second Quarter	$10,918	30.8%
Third Quarter	$11,367	31.6%
Fourth Quarter	$14,414	33.6%
2006
First Quarter	$10,265	25.50%
Second Quarter	$12,879	31.50%
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
     We adopted SFAS No. 123R using both the modified prospective method and the prospective method as applicable to the specific awards granted. The modified prospective method was applied to awards granted subsequent to the Company becoming a public company. Awards granted prior to the Company becoming public and which were accounted for under APB No. 25 were adopted by using the prospective method. The results of prior periods have not been restated. Compensation expense cost of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will continue to be based upon the intrinsic value method calculated under APB No. 25.
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
Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005
     Revenues. Revenues increased 67% to $183.8 million during the second quarter of 2006 from $109.8 million during the same period in 2005. This increase was primarily due to the internal expansion of our business segments, particularly well servicing and fluid services, and in part due to acquisitions. The pricing and utilization of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by higher oil and gas prices.
     Well servicing revenues increased 51% to $81.2 million during second quarter of 2006 compared to $53.9 million during the same period in 2005. This increase was due primarily to the internal growth of this segment as well as an increase in our revenue per rig hour of approximately 31%, from $280 per hour to $366 per hour. Our weighted average number of rigs increased to 341 during the second quarter in 2006 compared to 303 in the same period in 2005, an increase of approximately 13%. In addition, the utilization rate of our rig fleet increased to 91.0% during the second quarter of 2006 compared to 88.8% in the same period in 2005.
     Fluid services revenues increased 55% to $48.9 million during the second quarter of 2006 compared to $31.5 million in the same period in 2005. The increase in revenue was due primarily to our internal growth of this segment. Our weighted average number of fluid service trucks increased to 568 during the second quarter in 2006 compared to 447 in the same period in 2005, an increase of approximately 27%. The increase in weighted average number of fluid service trucks is primarily due to internal expansion as well as the trucks added from the LeBus acquisition. During the second quarter of 2006, our average revenue per fluid service truck was approximately $86,000 as compared to approximately $71,000 in the same period in 2005. The increase in average revenue per fluid service truck reflects the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Drilling and completion services revenue increased 203% to $40.9 million during second quarter of 2006 as compared to $13.5 million in the same period in 2005. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of Oilwell Fracturing Services in October 2005, the acquisition of G&L during February 2006 and improved pricing and utilization of our services.
     Well-site construction services revenue increased 18% to $12.9 million during second quarter of 2006 as compared to $10.9 million during the same period in 2005.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased 52% to $102.9 million during the second quarter of 2006 from $67.6 million in the same period in 2005 primarily as a result of additional rigs and trucks, as well as higher utilization of our equipment. Operating expenses decreased to 56% of revenue for the second quarter of 2006 from 62% in the same period in 2005, as fixed operating costs such as field supervision, insurance and vehicle expenses were spread over a higher revenue base. We also benefited from higher utilization and increased pricing of our services.
     Direct operating expenses for the well servicing segment increased 37% to $45.5 million in the second quarter of 2006 compared to $33.3 million in the same period in 2005 primarily due to the internal growth of this segment. Segment profits for this segment increased to 43.9% of revenues during the second quarter of 2006 compared to 38.2% in the same period in 2005 primarily due to the improved pricing and higher utilization of our equipment.
     Direct operating expenses for the fluid services segment increased 48% to $29.3 million in the second quarter of 2006 compared to $19.9 million in the same period in 2005 primarily due to increased activity and expansion of our fluid services fleet. Segment profits for this segment increased to 39.9% of revenues during the second quarter of 2006 compared to 37.0% in the same period in 2005 primarily due to the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Direct operating expenses for the drilling and completion services segment increased 179% to $19.2 million during the second quarter of 2006 compared to $6.9 million in the same period in 2005 primarily due to the increased activity and expansion of our services and equipment, including the G&L acquisition. Segment profits for this segment increased to 53.1% of revenues during the second quarter of 2006 compared to 49.1% in the same period in 2005.
     Direct operating expenses for the well-site construction services segment increased 17% to $8.8 million during the second quarter of 2006 compared to $7.6 million in the same period in 2005. Segment profits for this segment increased to 31.5% of revenues during the second quarter of 2006 compared to 30.8% in the same period in 2005.
     General and Administrative Expenses. General and administrative expenses increased 51% to $20.1 million during the second quarter of 2006 from $13.4 million in the same period in 2005. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $15.1 million during the second quarter of 2006 and $8.8 million in the same period in 2005, reflecting the increase in the size and investment in our asset base. We invested $11.5 million for acquisitions and an additional $24.0 million for capital expenditures, including capital leases, during the second quarter of 2006.
     Interest Expense. Interest expense was $4.6 million during the second quarter of 2006 compared to $3.1 million in the same period in 2005.
     Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $2.7 million during the three months ended June 30, 2006 compared to $0 in the same period in 2005. The loss was related to the payment in full of the Term B Loan.
     Income Tax Expense (Benefit). Income tax expense was $13.5 million during the second quarter of 2006 compared to $6.5 million in the same period in 2005, reflecting the improvement in our profitability. Our effective tax rate for the three months ended June 30, 2006 and 2005 was approximately 36% and 38%, respectively.

     Net Income. Our net income increased to $24.5 million during the second quarter of 2006 from $10.7 million in the same period in 2005. This improvement was due primarily to the factors described above, including our increased asset base and related revenues, higher utilization rates and increased revenues per rig and fluid service truck, and higher operating margins on our drilling and completion services equipment.
Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005
     Revenues. Revenues increased 66% to $338.1 million in the first six months in 2006 from $203.6 million during the same period in 2005. This increase was primarily due to the internal expansion of our business segments, particularly well servicing and fluid services, and in part due to acquisitions. The pricing and utilization of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by higher oil and gas prices.
     Well servicing revenues increased 57% to $154.6 million during the first six months in 2006 compared to $98.7 million during the same period in 2005. This increase was due primarily to the internal growth of this segment as well as an increase in our revenue per rig hour of approximately 34%, from $268 per hour to $359 per hour. Our weighted average number of rigs increased to 336 during the first six months in 2006 compared to 298 in the same period in 2005, an increase of approximately 13%. In addition, the utilization rate of our rig fleet increased to 89.7% during the first six months of 2006 compared to 86.3% in the same period in 2005.
     Fluid services revenues increased 51% to $92.0 million during the first six months in 2006 as compared to $60.8 million in the same period in 2005. The increase in revenue was due primarily to our internal growth of this segment. Our weighted average number of fluid service trucks increased to 559 during the first six months in 2006 compared to 443 in the same period in 2005, an increase of approximately 26%. The increase in weighted average number of fluid service trucks is primarily due to internal expansion as well as the trucks added from the LeBus acquisition. During the first six months in 2006, our average revenue per fluid service truck was approximately $165,000 as compared to approximately $137,000 in the same period in 2005. The increase in average revenue per fluid service truck reflects the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Drilling and completion services revenue increased 182% to $68.4 million during the first six months in 2006 as compared to $24.3 million in the same period in 2005. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of Oilwell Fracturing Services in October 2005, the acquisition of G&L during February 2006 and improved pricing and utilization of our services.
     Well-site construction services revenue increased 17% to $23.1 million during the first six months in 2006 as compared to $19.9 million during the same period in 2005.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased 50% to $192.3 million during the first six months of 2006 from $128.0 million in the same period in 2005 primarily as a result of additional rigs and trucks, as well as higher utilization of our equipment. Operating expenses decreased to 57% of revenue for the first six months of 2006 from 63% in the same period in 2005, as fixed operating costs such as field supervision, insurance and vehicle expenses were spread over a higher revenue base. We also benefited from higher utilization and increased pricing of our services.
     Direct operating expenses for the well servicing segment increased 42% to $87.1 million in the first six months of 2005 compared to $61.5 million in the same period in 2005 primarily due to the internal growth of this segment. Segment profits for this segment increased to 43.6% of revenues during the first six months of 2006 compared to 37.7% in the same period in 2005 primarily due to the improved pricing and higher utilization of our equipment.
     Direct operating expenses for the fluid services segment increased 42% to $55.6 million in the first six months of 2006 compared to $39.1 million in the same period in 2005 primarily due to increased activity and expansion of our fluid services fleet. Segment profits for this segment increased to 39.5% of revenues during the first six months of 2006 compared to 35.7% in the same period in 2005 primarily due to the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.

     Direct operating expenses for the drilling and completion services segment increased 159% to $33.0 million during the first six months of 2006 compared to $12.7 million in the same period in 2005 primarily due to the increased activity and expansion of our services and equipment, including the G&L acquisition. Segment profits for this segment increased to 51.7% of revenues during the first six months of 2006 compared to 47.6% in the same period in 2005.
     Direct operating expenses for the well-site construction services segment increased 12% to $16.5 million during the first six months of 2006 compared to $14.7 million in the same period in 2005. Segment profits for this segment increased to 28.9% of revenues during the first six months of 2006 compared to 26.2% in the same period in 2005.
     General and Administrative Expenses. General and administrative expenses increased 44% to $38.1 million during the first six months of 2006 from $26.5 million in the same period in 2005. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $28.0 million for the first six months of 2006 and $16.8 million in the same period in 2005, reflecting the increase in the size and investment in our asset base. We invested $99.0 million for acquisitions and an additional $48.8 million for capital expenditures, including capital leases, in the first six months in 2006.
     Interest Expense. Interest expense was $7.8 million during the first six months of 2006 compared to $6.2 million in the same period in 2005.
     Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $2.7 million during the six months ended June 30, 2006 compared to $0 in same period in 2005. The loss related to the payment in full of the Term B Loan.
     Income Tax Expense (Benefit). Income tax expense was $25.3 million during the first six months of 2006 compared to $10.0 million in the same period in 2005, reflecting the improvement in our profitability. Our effective tax rate in the first six months of 2006 and 2005 was approximately 36% and 38%.
     Net Income. Our net income increased to $44.2 million during the first six months of 2006 from $16.6 million in the same period in 2005. This improvement was due primarily to the factors described above, including our increased asset base and related revenues, higher utilization rates and increased revenues per rig and fluid service truck, and higher operating margins on our drilling and completion services equipment.
Liquidity and Capital Resources
     Our primary capital resources are currently net cash flows from our operations, utilization of capital leases as allowed under our credit facility and availability under our credit facility, of which approximately $140.4 million was available at June 30, 2006. Also, we issued $225.0 million of senior notes in April of 2006. As of June 30, 2006, we had cash and cash equivalents of $37.5 million compared to $14.1 million as of June 30, 2005. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $51.0 million during the first six months of 2006 as compared to $44.8 million during the same period in 2005. The increase in operating cash flows in the first six months of 2006 over the same period in 2005 was primarily due to expansion of our fleet and improvements in the segment profits, utilization of our equipment.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for the first six months of 2006 were $147.8 million as compared to $45.4 million for the same period in 2005. In 2006 and 2005, the majority of our capital expenditures were for the expansion of our fleet. We also added assets through our capital lease program of approximately $12.1 million during the first six months of 2006 compared to $3.6 million in the same period in 2005.

     For 2006, we currently have planned approximately $93 million in cash capital expenditures, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we completed four acquisitions for total consideration paid of $99.0 million, net of cash acquired, during the first six months of 2006 and expect to make additional acquisitions in 2006. The $93 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We have taken delivery of 54 newbuild will servicing rigs since October 2004 as part of a 102-rig newbuild commitment. The remainder of these newbuilds is scheduled to be delivered to us prior to the end of December 2007. As of June 30, 2006, we had three executed letters of intent. The executed letters of intent related to acquisitions completed in July of 2006 and August of 2006 for approximately $14.2 million.
     We regularly engage in discussions related to potential acquisitions related to the well services industry. At present, we have not entered into any agreement, commitment or understanding with respect to any significant acquisition as “significant” is defined under SEC rules.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $20.9 million at June 30, 2006, the availability under our credit facility of $140.4 million at June 30, 2006 and a cash balance of $37.5 million at June 30, 2006. During the first six months of 2006, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At June 30, 2006, of the $150.0 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $140.4 million of available capacity due to the outstanding balance of $9.6 million of outstanding standby letters of credit. In the normal course of business, we have performance obligations which are supported by surety bonds and letters of credit. These obligations primarily cover various reclamation and plugging obligations related to our operations, and collateral for future workers compensation and liability retained losses.
     Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.
     Senior Notes
     In April 2006, the Company completed a private offering for $225,000,000 aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (Senior Notes). The net proceeds from the offering were used to retire the outstanding Term B Loan balance and to pay down the outstanding balance under the revolving credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
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
     At June 30, 2006, we had no outstanding borrowings under the Term B Loan or Revolver.
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
     Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of June 30, 2006, we had total capital leases of approximately $29.1 million.
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
     Recent Accounting Pronouncements
     See discussion above in “Critical Accounting Estimates” and note 2 of the notes to the unaudited consolidated financial statements included under Item 1 of this quarterly report regarding Statement of Financial Accounting Standard 123 (revised 2004) Share-based Payment and Financial Interpretation No. 48 (FIN No. 48) Accounting for Uncertainty in Income Taxes.
     Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2006, we had no outstanding borrowings subject to variable interest rate risk. In April 2006, we completed a private offering for $225,000,000 aggregate principal amount of 7.125% Senior Notes. The net proceeds from the offering were used to retire the outstanding Term B Loan balance and to pay down the outstanding balance under the revolving credit facility. When the Term B Loan was retired, we settled an existing interest rate swap agreement and realized a gain on settlement of $287,000.
     However, we do have available borrowing capacity under the revolving credit facility, and we will be subject to variable interest rate risk in the event we have outstanding borrowings under the revolving credit facility in the future.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 1A. RISK FACTORS
     The following reflects the material changes from the information previously reported under Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The information presented below updates, and should be read in conjunction with, the risk factors and other information contained in our Annual Report on Form 10-K.
Our 2005 Credit Facility and the indenture governing our Senior Notes impose restrictions on us that may affect our ability to successfully operate our business.
     Our 2005 Credit Facility and the indenture governing our Senior Notes limit our ability to take various actions, such as:
•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent; and

•	limitation on dividends and distributions.
     In addition, our 2005 Credit Facility requires us to maintain certain financial ratios and to satisfy certain financial conditions and covenants, several of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, financial ratios or covenants would cause a default under our 2005 Credit Facility. A default, if not waived, could result in acceleration of the outstanding indebtedness under our 2005 Credit Facility, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our 2005 Credit Facility could result in a default or acceleration of our Senior Notes or other indebtedness with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our 2005 Credit Facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2005 Credit Facility” for a discussion of our 2005 Credit Facility.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Recent Sales of Unregistered Securities
     None during the three months ended June 30, 2006.
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     None during the three months ended June 30, 2006.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Stockholders (the “Annual Meeting”) on May 9, 2006 in Midland, Texas to elect three directors to serve until the Annual Meeting of Stockholders in 2009 and to approve the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2006. A total of 30,238,679 shares of our common stock were present at the meeting in person or by proxy, which represented 89.5% of the outstanding shares of our common stock as of March 30, 2006, the record date for the Annual Meeting.
     Director nominees were elected at the Annual Meeting based on the following vote tabulation:

	Votes in Favor	Votes Withheld
Sylvester P. Johnson, IV	29,211,663	1,027,016
Steven A. Webster	23,414,700	6,823,979
H. H. Wommack, III	23,818,987	6,419,692
     The directors with terms of office continuing after the Annual Meeting are as follows:
     Directors with terms expiring in 2007
William E. Chiles
Robert F. Fulton
     Directors with terms expiring in 2008
James S. D’Agostino
Kenneth V. Huseman
Thomas P. Moore, Jr.
     Stockholders approved the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2006 at the Annual Meeting based on the following vote tabulation:

For 30,161,988	Against 58,977	Abstentions 17,714

ITEM 6. EXHIBITS

Exhibit
No.	Description
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

4.4*
First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

10.1*
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 28, 2006, by and among the Company, the subsidiary guarantors party thereto, and UBS Loan Finance LLC, Bank of America, N.A., Hibernia National Bank, BNP Paribas, UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 3, 2006)

10.2*
Purchase Agreement dated April 7, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.3*
Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

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

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name:	Kenneth V. Huseman
Title:	President, Chief Executive
Officer and Director
(Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	August 11, 2006

Exhibit Index

Exhibit
No.	Description
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

4.4*
First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

10.1*
Amendment No. 1 to Third Amended and Restated Credit Agreement, dated March 28, 2006, by and among the Company, the subsidiary guarantors party thereto, and UBS Loan Finance LLC, Bank of America, N.A., Hibernia National Bank, BNP Paribas, UBS AG, Stamford Branch, as administrative agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 3, 2006)

10.2*
Purchase Agreement dated April 7, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

10.3*
Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit
No.	Description
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement