Form 10-Q
period 2006-09-30
BASIC ENERGY SERVICES INC
filed 2006-11-09
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
38,258,905 shares of the registrant’s Common Stock were outstanding as of November 6, 2006.

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

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2006	2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,220	$32,845
Trade accounts receivable, net of allowance of $3,767 and $2,775, respectively	127,499	86,932
Accounts receivable — related parties	158	65
Inventories	2,232	1,648
Prepaid expenses	8,743	3,112
Other current assets	3,751	2,060
Deferred tax assets	7,493	6,020

Total current assets	179,096	132,682

Property and equipment, net	462,078	309,075

Deferred debt costs, net of amortization	6,625	4,833
Goodwill	98,719	48,227
Other assets	3,113	2,140

	$749,631	$496,957

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,229	$13,759
Accrued expenses	50,487	33,548
Income taxes payable	10,361	7,210
Current portion of long-term debt	10,654	7,646
Other current liabilities	3,263	1,124

Total current liabilities	93,994	63,287

Long-term debt	247,910	119,241
Deferred income	4	17
Deferred tax liabilities	71,833	53,770
Other long-term liabilities	3,001	2,067

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at September 30, 2006 and December 31, 2005, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 33,931,935 shares issued; 33,882,005 shares outstanding at September 30, 2006 and 33,785,359 shares outstanding at December 31, 2005, respectively	339	339
Additional paid-in capital	237,751	239,218
Deferred compensation	—	(7,341)
Retained earnings	96,148	28,654
Treasury stock, 49,930 shares at September 30, 2006, and 146,576 shares at December 31, 2005, respectively, at cost	(1,349)	(2,531)
Accumulated other comprehensive income	—	236

Total stockholders’ equity	332,889	258,575

	$749,631	$496,957

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$88,221	$59,213	$242,840	$157,863
Fluid services	50,742	34,308	142,724	95,147
Drilling and completion services	42,109	15,883	110,503	40,159
Well site construction services	13,483	11,367	36,627	31,233

Total revenues	194,555	120,771	532,694	324,402

Expenses:
Well servicing	48,399	37,901	135,530	99,365
Fluid services	31,231	21,081	86,879	60,200
Drilling and completion services	20,522	8,226	53,556	20,957
Well site construction services	9,414	7,772	25,877	22,435
General and administrative, including stock-based compensation of $842 and $772 in three months ended in 2006 and 2005, and $2,475 and $2,131 in nine months ended in 2006 and 2005, respectively	20,907	13,944	59,056	40,407
Depreciation and amortization	16,706	9,387	44,665	26,205
(Gain) loss on disposal of assets	(420)	(351)	307	(401)

Total expenses	146,759	97,960	405,870	269,168

Operating income	47,796	22,811	126,824	55,234

Other income (expense):
Interest expense	(4,732)	(3,157)	(12,519)	(9,358)
Interest income	603	80	1,517	279
Loss on early extinguishment of debt	—	—	(2,705)	—
Other income	75	11	130	148

Income from continuing operations before income taxes	43,742	19,745	113,247	46,303
Income tax expense	(16,414)	(7,410)	(41,751)	(17,420)

Net income	$27,328	$12,335	$71,496	$28,883

Earnings per share of common stock:
Basic	$0.81	$0.44	$2.14	$1.02

Diluted	$0.71	$0.37	$1.86	$0.88

Comprehensive Income:
Net income	$27,328	$12,335	$71,496	$28,883
Unrealized gains (losses) on hedging activities	—	114	(236)	374

Comprehensive Income:	$27,328	$12,449	$71,260	$29,257

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

							Accumulated
			Additional				Other	Total
	Common Stock		Paid-In	Deferred	Treasury	Retained	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	Earnings	Income	Equity
Balance — December 31, 2005	33,931,935	$339	$239,218	$(7,341)	$(2,531)	$28,654	$236	$258,575
Adoption of Statement of Financial Accounting Standards No. 123R	—	—	(7,341)	7,341	—	—	—	—
Amortization of deferred compensation	—	—	2,475	—	—	—	—	2,475
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	51	51
Settlement of interest rate swap agreement	—	—	—	—	—	—	(287)	(287)
Offering costs	—	—	(227)	—	—	—	—	(227)
Purchase of treasury stock	—	—	—	—	(3,218)	—	—	(3,218)
Exercise of stock options	—	—	3,626	—	4,400	(4,002)	—	4,024
Net income	—	—	—	—	—	71,496	—	71,496

Balance — September 30, 2006 (Unaudited)	33,931,935	$339	$237,751	$—	$(1,349)	$96,148	$—	$332,889

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
( in thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$71,496	$28,883
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	44,665	26,205
Accretion on asset retirement obligation	69	30
Change in allowance for doubtful accounts	992	825
Non-cash interest expense	589	778
Non-cash compensation	2,475	2,131
Loss on early extinguishment of debt	2,705	—
(Gain) loss on disposal of assets	307	(401)
Deferred income taxes	2,943	13,521

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(30,611)	(21,479)
Inventories	(199)	(308)
Prepaid expenses and other current assets	(6,549)	299
Other assets	(219)	(846)
Accounts payable	3,808	(879)
Excess tax benefits from exercise of employee stock options	(3,626)	—
Income tax payable	3,105	3,875
Deferred income and other liabilities	1,659	615
Accrued expenses	14,738	9,206

Net cash provided by operating activities	108,347	62,455

Cash flows from investing activities:
Purchase of property and equipment	(75,557)	(57,828)
Proceeds from sale of assets	3,548	1,981
Payments for other long-term assets	(6,006)	(1,457)
Payments for businesses, net of cash acquired	(132,853)	(11,614)

Net cash used in investing activities	(210,868)	(68,918)

Cash flows from financing activities:
Proceeds from debt	305,081	294
Payments of debt	(201,678)	(9,352)
Offering costs related to initial public offering	(227)	—
Purchase of treasury stock	(3,218)	—
Exercise of employee stock options	398	—
Excess tax benefits from exercise of employee stock options	3,626	—
Deferred loan costs and other financing activities	(5,086)	(8)

Net cash provided by (used in) financing activities	98,896	(9,066)

Net decrease in cash and equivalents	(3,625)	(15,529)

Cash and cash equivalents — beginning of period	32,845	20,147

Cash and cash equivalents — end of period	$29,220	$4,618

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
     Basic had no impairment expense in the nine months ended September 30, 2006 or 2005.

     Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. In prior periods, these costs were being amortized to interest expense using the straight line method over the terms of the related debt, which approximates the effective interest method over the terms of the related debt. In the third quarter of 2006, Basic changed from the straight line method to the effective interest method.
     Deferred debt costs of approximately $6.9 million at September 30, 2006 and $7.0 million at December 31, 2005, respectively, represent debt issuance costs and are recorded net of accumulated amortization of approximately $300,000, and $2.2 million at September 30, 2006 and December 31, 2005, respectively. Amortization of deferred debt costs totaled approximately $40,000 and $251,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, amortization of deferred debt costs totaled approximately $589,000 and $778,000, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, drilling and completion services and well site construction services. The goodwill allocated to such reporting units as of September 30, 2006 is $20.2 million, $38.1 million, $36.7 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the nine months ended September 30, 2006 of $50.5 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $10.3 million, $17.5 million and $22.7 million of goodwill additions relating to the well servicing, fluid services and drilling and completion units, respectively.
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
     Asset Retirement Obligations
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the nine months ended September 30, 2006 (in thousands):

Balance, December 31, 2005	$569

Additional asset retirement obligations recognized through acquisitions	276
Accretion Expense	69
Increase in asset retirement obligations due to change in estimate	468

Balance, September 30, 2006 (unaudited)	$1,382

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
     Litigation and Self-Insured Risk Reserves
     Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims in accordance with Statement of Financial Accounting Standard No. 5 “Accounting for Contingencies.” Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions (See note 6).
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
     In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements. The bulletin’s interpretations address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet.

The interpretation is effective for fiscal years beginning after November 15, 2006. The Company does not expect the adoption of SAB 108 to have a material impact on the Company’s financial position, cash flows, or results of operations.
3. Acquisitions
     In 2006 and 2005, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net
	Closing Date	of cash acquired)
R & R Hot Oil Service	January 5, 2005	$1,702
Premier Vacuum Service, Inc.	January 28, 2005	1,009
Spencer’s Coating Specialist	February 9, 2005	619
Mark’s Well Service	February 25, 2005	579
Max-Line, Inc.	April 28, 2005	1,498
MD Well Service, Inc.	May 17, 2005	4,478
179 Disposal, Inc.	August 4, 2005	1,729
Oilwell Fracturing Services, Inc.	October 11, 2005	13,764

Total 2005		$25,378

LeBus Oil Field Services Co.	January 31, 2006	$24,508
G&L Tool, Ltd.	February 28, 2006	58,000
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,468
Hydro-Static Tubing Testers, Inc.	July 6, 2006	1,143
Hennessey Rental Tools, Inc.	August 1, 2006	7,178
Stimulation Services, LLC	August 1, 2006	4,500
Chaparral Service, Inc.	August 15, 2006	16,747
Reddline Services, LLC	August 24, 2006	1,900
Rebel Testers, Ltd.	September 14, 2006	2,397

Total 2006		$132,853

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

	Nine Months Ended September 30,
(Unaudited)	2006	2005
Revenues	$542,187	$352,029

Net income	$73,959	$34,439

Earnings per common share — basic	$2.21	$1.21
Earnings per common share — diluted	$1.93	$1.05
     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2005 or 2006 is material, either individually or when aggregated, to the reported results of operations.
4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)
Land	$1,950	$1,902
Buildings and improvements	10,978	8,634
Well service units and equipment	263,904	199,070
Fluid services equipment	83,280	59,104
Brine and fresh water stations	8,521	7,746
Frac/test tanks	47,262	31,475
Pressure pumping equipment	66,704	31,101
Construction equipment	26,519	24,224
Disposal facilities	25,734	16,828
Vehicles	31,903	23,329
Rental equipment	34,635	6,519
Aircraft	4,053	3,236
Other	8,633	8,602

	614,076	421,770

Less accumulated depreciation and amortization	151,998	112,695

Property and equipment, net	$462,078	$309,075

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)
Light vehicles	$22,810	$17,912
Well service units and equipment	476	—
Fluid services equipment	22,750	14,011
Pressure pumping equipment	731	—
Construction equipment	3,225	1,300

	49,992	33,223
Less accumulated amortization	12,282	8,474

	$37,710	$24,749

     Amortization of assets held under capital leases of approximately $3,808,000 and $1,140,000 for the nine months ended September 30, 2006 and 2005 and $1,432,000 and $282,000 for the three months ended September 30, 2006 and 2005, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(Unaudited)
Credit Facilities:
Term B Loan	$—	$90,000
Revolver	—	16,000
7.125% senior notes	225,000	—
Capital leases and other notes	33,564	20,887

	258,564	126,887
Less current portion	10,654	7,646

	$247,910	$119,241

     Senior Notes
     On April 12, 2006, the Company issued $225.0 million of 7.125% Senior Notes due April 2016 in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on the $90.0 million Term B Loan and to pay down approximately $96.0 million under the revolving credit facility, which amounts may be reborrowed to fund future acquisitions or for general corporate purposes. Interest payments on the Senior Notes are due semi-annually, on April 15 and October 15, commencing on October 15, 2006. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, the Company was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. The Company completed the exchange offer for all of the Senior Notes on October 16, 2006.
     The Senior Notes are redeemable at the option of the Company on or after April 15, 2011 at the specified redemption price as described in the Indenture. Prior to April 15, 2011, the Company may redeem, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as defined in the Indenture. Prior to April 15, 2009, the Company may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 107.125% of the principal amount of the 7.125% Senior Notes, plus accrued and unpaid interest to the date of redemption. This redemption must occur less than 90 days after the date of the closing of any such equity offering.
     Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the 7.125% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.
     Pursuant to the Indenture, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. The Company is in compliance with the restrictive covenants at September 30, 2006.

     As part of the issuance of the above-mentioned Senior Notes, the Company incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.
     The Senior Notes are jointly and severally guaranteed by the Company and all of its restricted subsidiaries. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations. Subsidiaries other than the restricted subsidiaries that are guarantors are minor.
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
     At Basic’s option, borrowings under the 2005 Term B Loan bear interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus .5% per annum) plus 1% or (b) the LIBOR rate plus 2.0%. At September 30, 2006, Basic had paid outstanding borrowings under the Term B Loan in full; therefore, a Term B Loan weighted average interest rate was not calculated. However, at December 31, 2005, Basic’s weighted average interest rate on its Term B Loan was 6.4%.
     At Basic’s option, borrowings under the 2005 Revolver bear interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus .5% per annum) plus a margin ranging from .50% to 1.25% or (b) the LIBOR rate plus a margin ranging from 1.5% to 2.25%. The margins vary depending on Basic’s leverage ratio. At September 30, 2006, Basic’s margin on Alternative Base Rates and LIBOR tranches was .75% and 1.75%, respectively. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.5% to 2.25% for participation fees and .125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at rates ranging from .375% to .5%.
     At September 30, 2006, Basic, under its Revolver, had no outstanding borrowings and $10.6 million of letters of credit and no amounts outstanding in swing-line loans. At September 30, 2006 and December 31, 2005 Basic had availability under its Revolver of $139.4 million and $124.4 million, respectively.
     Pursuant to the 2005 Credit Facility, Basic must apply proceeds to reduce principal outstanding under the 2005 Revolver from (a) individual assets sales greater than $2 million or $7.5 million in the aggregate on an annual basis, and (b) 50% of the proceeds from any equity offering. The 2005 Credit Facility required Basic to enter into an interest rate hedge, through May 28, 2006 on at least $65 million of Basic’s then outstanding indebtedness. The March 28, 2006 amendment deletes this requirement upon payoff of the Term B Loans. In April 2006, Basic paid off all outstanding borrowings under the Term B Loan. Paydowns on the 2005 Term B Loan may not be reborrowed.
     The 2005 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limiting of the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfers of assets without the lenders’ consent, (c) limitation on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.5 to 1.0 reducing over time to 3.25 to 1.0, (2) a minimum interest coverage ratio of 3.0 to 1.0 and (e) limitations on capital expenditures in any period of four consecutive quarters in excess of 20% of Consolidated Net Worth unless certain criteria are met. At September 30, 2006 and December 31, 2005, Basic was in compliance with its covenants.

     Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually or in the aggregate.
     Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash payments for interest	$3,561	$8,583
Commitment and other fees paid	566	—
Amortization of debt issuance costs	589	778
Accrued interest on senior notes	7,526	—
Other	277	(3)

	$12,519	$9,358

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

     At September 30, 2006 and December 31, 2005, self-insured risk accruals totaled approximately $11.1 million, net of $240,000 receivable for medical and dental coverage, and $9.5 million, net of $127,000 receivable for medical and dental coverage, respectively.
     Regulatory
     On November 2, 2006, the Company filed for Hart-Scott-Rodino Act (“HSR”) clearance for its acquisition of substantially all the assets of G&L Tool, Ltd. with the Federal Trade Commission and the Department of Justice. The HSR filing was delinquent, as the filing was required to be made prior to the acquisition, and as such, may subject the Company to civil penalties. The Company is unable to estimate the amount, if any, that will ultimately be assessed.
7. Stockholders’ Equity
     Common Stock
     In February 2002, a group of related investors purchased a total of 3,000,000 shares of Basic’s common stock at a purchase price of $4 per share, for a total purchase price of $12 million. As part of the purchase, 600,000 common stock warrants were issued in connection with this transaction, the fair value of which was approximately $1.2 million (calculated using an option valuation model). The warrants allow the holder to purchase 600,000 shares of Basic’s common stock at $4 per share. The warrants are exercisable in whole or in part after June 30, 2002 and prior to February 13, 2007 (See Note 13).
     In June of 2002 Basic granted 3,750,000 common stock warrants to acquire a total of 3,750,000 shares of common stock at a price of $4 per share, exercisable in whole or in part from June 30, 2002 through June 30, 2007 (See Note 13).
     In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $272,000 and $393,000 for the three months ended September 30, 2006 and 2005, respectively. For the nine months ended September 30, 2006 and 2005, the amount charged to expense over the respective vesting period totaled approximately $966,000 and $1,211,000, respectively.
     In December 2005, Basic issued 5,000,000 shares of common stock during the Company’s Initial Public Offering to a group of investors for $100 million or $20 per share. After deducting fees, this resulted in net proceeds to Basic totaling approximately $91.5 million.
     During the first nine months of 2006, Basic issued 243,420 shares of common stock from treasury stock for the exercise of stock options.
     Preferred Stock
     At September 30, 2006 and December 31, 2005, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatilities are based upon a peer group. When the Company has sufficient historical data to calculate expected volatility, the Company will use its’ own historical data to calculate expected volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. Compensation expense related to share-based arrangements was approximately $842,000 and $772,000 during the three months ended September 30, 2006 and 2005, respectively. For compensation expense recognized during the three months ended September 30, 2006 and 2005, Basic recognized a tax benefit of approximately $316,000 and $290,000, respectively. During the nine months ended September 30, 2006 and 2005, compensation expense related to share-based arrangements was approximately $2,475,000 and $2,131,000, respectively. For compensation expense recognized during the nine months ended September 30, 2006 and 2005, Basic recognized a tax benefit of approximately $912,000 and $802,000, respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

Nine Months
Ended
September 30,
2006
Risk-free interest rate	4.7%
Expected term	6.65
Expected volatility	47.0%
Expected dividend yield	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three to five year service period.
     The following table reflects the summary of stock options outstanding for the nine months ended September 30, 2006 and the changes during the nine months then ended:

		Weighted	Aggregate
	Number of	Average	Instrinsic
	Options	Exercise	Value
	Granted	Price	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	2,445,800	$5.44	—
Options granted	418,000	$26.84	—
Options forfeited	(97,000)	$10.46	—
Options exercised	(243,420)	$4.08	—

Outstanding, end of period	2,523,380	$8.92	$40,039

Exercisable, end of period	1,183,213	$4.15	$23,956

Expected to vest, end of period	1,321,469	$12.94	$16,083

     The following table summarizes information about Basic’s stock options outstanding and options exercisable at September 30, 2006:

	Options Outstanding			Options Exercisable
Range	Number of	Weighted	Weighted	Number of	Weighted	Weighted
of	Options	Average	Average	Options	Average	Average
Exercise	Outstanding at	Remaining	Exercise	Outstanding at	Remaining	Exercise
Prices	September 30, 2006	Contractual Life	Price	September 30, 2006	Contractual Life	Price
$ 4.00	1,026,480	5.70	$4.00	1,026,480	5.70	$4.00
$ 5.16	293,400	7.72	$5.16	156,733	7.59	$5.16
$ 6.98	765,000	8.42	$6.98	—	—	$—
$ 21.01	37,500	9.21	$21.01	—	—	$—
$ 26.84	401,000	9.45	$26.84	—	—	$—

	2,523,380			1,183,213

     The weighted-average grant date fair value of share options granted during the nine months ended September 30, 2006 and 2005 was $14.47 and $8.12, respectively. The total intrinsic value of share options exercised during the nine months ended September 30, 2006 and 2005 was approximately $5.8 million and $0, respectively.
     A summary of the status of the Company’s non-vested share grants at September 30, 2006 and changes during the nine months ended September 30, 2006 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	591,875	$6.98
Granted during period	—	—
Vested during period	(230,625)	6.98
Forfeited during period	(21,250)	6.98

Nonvested at end of period	340,000	$6.98

     As of September 30, 2006, there was $9.7 million of total unrecognized compensation related to non-vested share-based compensation grant date arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.27 years. The total grant date fair value of share-based awards vested during the nine months ended September 30, 2006 and 2005 was approximately $3.2 million and $2.9 million, respectively.
     Cash received from share option exercises under the incentive plan was approximately $398,000 and $0 for the nine months ended September 30, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from option exercise is $3.6 million and $0, respectively, for the nine months ended September 30, 2006 and 2005.
     The Company has a history of issuing Treasury shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $158,000 and $65,000 as of September 30, 2006 and December 31, 2005, respectively. During the year 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
(in thousands, except share data):	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):

Net income	$27,328	$12,335	$71,496	$28,883

Denominator:

Denominator for basic earnings per share	33,537,355	28,317,560	33,394,202	28,406,935

Stock options	990,044	869,004	1,050,764	716,741
Unvested restricted stock	211,800	603,125	225,660	525,000
Common stock warrants	3,703,160	3,294,623	3,727,237	3,093,184

Denominator for diluted earnings per share	38,442,359	33,084,312	38,397,863	32,741,860

Basic earnings per common share:	$0.81	$0.44	$2.14	$1.02

Diluted earnings per common share:	$0.71	$0.37	$1.86	$0.88

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

     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Drilling and	Well Site
	Well	Fluid	Completion	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total
Three Months Ended September 30, 2006 (Unaudited)
Operating revenues	$88,221	$50,742	$42,109	$13,483	$—	$194,555
Direct operating costs	(48,399)	(31,231)	(20,522)	(9,414)	—	(109,566)

Segment profits	$39,822	$19,511	$21,587	$4,069	$—	$84,989

Depreciation and amortization	$7,539	$4,335	$3,246	$1,013	$573	$16,706
Capital expenditures, (excluding acquisitions)	$12,063	$6,936	$5,193	$1,621	$917	$26,730

Three Months Ended September 30, 2005 (Unaudited)
Operating revenues	$59,213	$34,308	$15,883	$11,367	$—	$120,771
Direct operating costs	(37,901)	(21,081)	(8,226)	(7,772)	—	(74,980)

Segment profits	$21,312	$13,227	$7,657	$3,595	$—	$45,791

Depreciation and amortization	$4,875	$2,534	$727	$783	$468	$9,387
Capital expenditures, (excluding acquisitions)	$11,603	$6,031	$1,730	$1,863	$1,113	$22,340

Nine Months Ended September 30, 2006 (Unaudited)
Operating revenues	$242,840	$142,724	$110,503	$36,627	$—	$532,694
Direct operating costs	(135,530)	(86,879)	(53,556)	(25,877)	—	(301,842)

Segment profits	$107,310	$55,845	$56,947	$10,750	$—	$230,852

Depreciation and amortization	$20,157	$11,590	$8,677	$2,709	$1,532	$44,665
Capital expenditures, (excluding acquisitions)	$34,099	$19,607	$14,679	$4,581	$2,591	$75,557
Identifiable assets	$229,026	$158,015	$127,502	$32,640	$202,448	$749,631

Nine Months Ended September 30, 2005 (Unaudited)
Operating revenues	$157,863	$95,147	$40,159	$31,233	$—	$324,402
Direct operating costs	(99,365)	(60,200)	(20,957)	(22,435)	—	(202,957)

Segment profits	$58,498	$34,947	$19,202	$8,798	$—	$121,445

Depreciation and amortization	$13,236	$6,880	$1,974	$2,125	$1,990	$26,205
Capital expenditures, (excluding acquisitions)	$30,034	$15,611	$4,479	$4,823	$2,881	$57,828
Identifiable assets	$156,246	$96,328	$31,671	$27,808	$114,499	$426,552
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Segment profits	$84,989	$45,791	$230,852	$121,445
General and administrative expenses	(20,907)	(13,944)	(59,056)	(40,407)
Depreciation and amortization	(16,706)	(9,387)	(44,665)	(26,205)
Gain (loss) on disposal of assets	420	351	(307)	401

Operating income	$47,796	$22,811	$126,824	$55,234

12. Supplemental Schedule of Cash Flow Information:
     The following table reflects non-cash financing and investing activity during:

	Nine Months Ended September 30,
(In thousands)	2006	2005
Capital leases issued for equipment	$19,286	$6,404
Asset retirement obligation additions	$744	$74
Exercise of stock options	$4,002	$—
Contingent earnout accrual	$1,449	$—
     Basic paid income taxes of approximately $33.5 million and $0 during the nine months ended September 30, 2006 and 2005, respectively.
13. Subsequent Events
     On October 5, 2006, certain Holders of outstanding Warrants to purchase an aggregate of 4,350,000 shares of Basic’s common stock exercised the Warrants in full. The Warrants were originally issued to DLJ Merchant Banking Partners III, L.P. and its affiliates on February 13, 2002 and June 25, 2002. On October 5, 2006, in connection with the exercise of the Warrants, Basic received an aggregate of $17,400,000 from the Holders in satisfaction of the exercise price of the Warrants (representing an exercise price of $4.00 per share of Basic’s common stock acquired) and Basic issued an aggregate of 4,350,000 shares of Basic’s common stock to the Holders. The shares of Basic’s common stock issued by Basic were issued pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933, as amended.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. Our results of operations since the beginning of 2002 reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry during this period. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 18 separate acquisitions from January 1, 2005 to September 30, 2006. Our weighted average number of well servicing rigs has increased from 311 in the third quarter of 2005 to 353 in the third quarter of 2006, and our weighted average number of fluid service trucks has increased from 465 to 614 in the same period.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2006		2005
Revenues:
Well servicing	$242.9	46%	$157.9	49%
Fluid services	142.7	27%	95.1	29%
Drilling and completion services	110.5	21%	40.2	12%
Well site construction services	36.6	6%	31.2	10%

Total revenues	$532.7	100%	$324.4	100%

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
Recent Strategic Acquisitions and Expansions
     During 2005, we continued to direct our focus for growth more on the integration and expansion of our existing businesses, through capital expenditures and to a lesser extent, acquisitions. During the first nine months of 2006, we completed ten additional acquisitions, one of which was significant.
     We discuss the aggregate purchase prices and related financing issues below in “— Liquidity and Capital Resources” and present the proforma effects of the material acquisition in the financial statements included with this report.
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
Segment Overview
Well Servicing
     During the first nine months of 2006, our well servicing segment represented 46% of our total revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
     The following is an analysis of our well servicing operations for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006:

	Weighted				Segment
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %
2005:
First Quarter	291	175,300	84.3%	$255	$94	37.1%
Second Quarter	303	192,400	88.8%	$280	$107	38.2%
Third Quarter	311	198,000	89.0%	$299	$108	36.0%
Fourth Quarter	316	195,000	86.3%	$329	$134	40.7%
2006:
First Quarter	327	209,000	89.4%	$352	$152	43.4%
Second Quarter	341	221,800	91.0%	$366	$161	43.9%
Third Quarter	353	230,100	91.2%	$383	$173	45.1%
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
     We have been able to increase our revenue per rig hour from $299 in the third quarter of 2005 to $383 in the third quarter of 2006 mainly as a result of this higher utilization, which has contributed to our improved segment profits.

Fluid Services
     During the first nine months of 2006, our fluid services segment represented 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2005:
First Quarter	435	$67	$24	34.3%
Second Quarter	447	$71	$26	37.0%
Third Quarter	465	$74	$28	38.6%
Fourth Quarter	472	$79	$31	39.8%
2006:
First Quarter	529	$82	$32	39.0%
Second Quarter	568	$86	$34	39.9%
Third Quarter	614	$83	$32	38.5%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The majority of the increase in revenue per fluid services truck from approximately $74,000 in the third quarter of 2005 to approximately $83,000 in the third quarter of 2006 is due to the revenues derived from the expansion of our frac tank fleet and disposal facilities as well as increases in prices charged for our services. Our segment profits per fluid services truck have increased because of these factors and increased utilization of our equipment.
Drilling and Completion Services
     During the first nine months of 2006, our drilling and completion services segment represented 21% of our revenues. Revenues from our drilling and completion services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our drilling and completion services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and fishing and rental tool operations.
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

     The following is an analysis of our drilling and completion services for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006, June 30, 2006 and September 30, 2006 (dollars in thousands):

		Segment
	Revenues	Profits %
2005
First Quarter	$10,764	45.6%
Second Quarter	$13,512	49.1%
Third Quarter	$15,883	48.2%
Fourth Quarter	$19,673	49.5%
2006
First Quarter	$27,455	49.5%
Second Quarter	$40,939	53.1%
Third Quarter	$42,109	51.3%
     We gauge the performance of our drilling and completion services segment based on the segment’s operating revenues and segment profits. Improved market conditions since the first quarter of 2005 have enabled us to increase our pricing for these services, contributing to the improved segment profits as a percentage of segment revenues.
Well Site Construction Services
     During the first nine months of 2006, our well site construction services segment represented 6% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis.
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
     The following is an analysis of our well site construction services for each of the quarters ended December 31, 2005 and the quarters ended March 31, 2006, June 30, 2006, and September 30, 2006 (dollars in thousands):

		Segment
	Revenues	Profits %
2005
First Quarter	$8,948	20.6%
Second Quarter	$10,918	30.8%
Third Quarter	$11,367	31.6%
Fourth Quarter	$14,414	33.6%
2006
First Quarter	$10,265	25.5%
Second Quarter	$12,879	31.5%
Third Quarter	$13,483	30.2%
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
Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005
     Revenues. Revenues increased 61% to $194.6 million during the third quarter of 2006 from $120.8 million during the same period in 2005. This increase was primarily due to the internal expansion of our business segments, particularly well servicing and fluid services, and in part due to acquisitions. The pricing and utilization of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by higher oil and gas prices.
     Well servicing revenues increased 49% to $88.2 million during third quarter of 2006 compared to $59.2 million during the same period in 2005. This increase was due primarily to the internal growth of this segment as well as an increase in our revenue per rig hour of approximately 28%, from $299 per hour to $383 per hour. Our weighted average number of rigs increased to 353 during the third quarter in 2006 compared to 311 in the same period in 2005, an increase of approximately 14%. In addition, the utilization rate of our rig fleet increased to 91.2% during the third quarter of 2006 compared to 89.0% in the same period in 2005.

     Fluid services revenues increased 48% to $50.7 million during the third quarter of 2006 compared to $34.3 million in the same period in 2005. The increase in revenue was due primarily to our internal growth of this segment. Our weighted average number of fluid service trucks increased to 614 during the third quarter in 2006 compared to 465 in the same period in 2005, an increase of approximately 32%. The increase in weighted average number of fluid service trucks is primarily due to internal expansion as well as the trucks added from the LeBus acquisition. During the third quarter of 2006, our average revenue per fluid service truck was approximately $83,000 as compared to approximately $74,000 in the same period in 2005. The increase in average revenue per fluid service truck reflects the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Drilling and completion services revenue increased 165% to $42.1 million during the third quarter of 2006 as compared to $15.9 million in the same period in 2005. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of Oilwell Fracturing Services in October 2005, the acquisition of G&L during February 2006 and improved pricing and utilization of our services.
     Well-site construction services revenue increased 19% to $13.5 million during the third quarter of 2006 as compared to $11.4 million during the same period in 2005.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased 46% to $109.6 million during the third quarter of 2006 from $75.0 million in the same period in 2005 primarily as a result of additional rigs and trucks, as well as higher utilization of our equipment. Operating expenses decreased to 56% of revenue for the third quarter of 2006 from 62% in the same period in 2005, as fixed operating costs such as field supervision, insurance and vehicle expenses were spread over a higher revenue base. We also benefited from higher utilization and increased pricing of our services.
     Direct operating expenses for the well servicing segment increased 28% to $48.4 million in the third quarter of 2006 compared to $37.9 million in the same period in 2005 primarily due to the internal growth of this segment. Segment profits for this segment increased to 45% of revenues during the third quarter of 2006 compared to 36% in the same period in 2005 primarily due to the improved pricing and higher utilization of our equipment.
     Direct operating expenses for the fluid services segment increased 48% to $31.2 million in the third quarter of 2006 compared to $21.1 million in the same period in 2005 primarily due to increased activity and expansion of our fluid services fleet. Segment profits for this segment remained constant at 39% of revenues during the third quarter of 2006 and at 39% in the same period in 2005.
     Direct operating expenses for the drilling and completion services segment increased 150% to $20.5 million during the third quarter of 2006 compared to $8.2 million in the same period in 2005 primarily due to the increased activity and expansion of our services and equipment, including the G&L acquisition. Segment profits for this segment increased to 51% of revenues during the third quarter of 2006 compared to 48% in the same period in 2005.
     Direct operating expenses for the well-site construction services segment increased 21% to $9.4 million during the third quarter of 2006 compared to $7.8 million in the same period in 2005. Segment profits for this segment decreased to 30% of revenues during the third quarter of 2006 compared to 32% in the same period in 2005.
     General and Administrative Expenses. General and administrative expenses increased 50% to $20.9 million during the third quarter of 2006 from $13.9 million in the same period in 2005. The increase primarily reflects higher salary and office expenses related to the expansion of our business, which includes general and administrative costs of acquired companies, as well as additional staffing to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $16.7 million during the third quarter of 2006 and $9.4 million in the same period in 2005, reflecting the increase in the size and investment in our asset base. We invested $33.9 million for acquisitions, net of cash acquired, and an additional $33.9 million for capital expenditures, including capital leases, during the third quarter of 2006.

     Interest Expense. Interest expense was $4.7 million during the third quarter of 2006 compared to $3.2 million in the same period in 2005.
     Income Tax Expense (Benefit). Income tax expense was $16.4 million during the third quarter of 2006 compared to $7.4 million in the same period in 2005, reflecting the improvement in our profitability. Our effective tax rate for the three months ended September 30, 2006 and 2005 was approximately 38%, respectively.
     Net Income. Our net income increased to $27.3 million during the third quarter of 2006 from $12.3 million in the same period in 2005. This improvement was due primarily to the factors described above, including our increased asset base and related revenues, higher utilization rates and increased revenues per rig and fluid service truck, and higher operating margins on our drilling and completion services equipment.
Nine Months Ended September 30, 2006 Compared to Nine Months Ended September 30, 2005
     Revenues. Revenues increased 64% to $532.7 million in the first nine months in 2006 from $324.4 million during the same period in 2005. This increase was primarily due to the internal expansion of our business segments, particularly well servicing and fluid services, and in part due to acquisitions. The pricing and utilization of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by higher oil and gas prices.
     Well servicing revenues increased 54% to $242.8 million during the first nine months in 2006 compared to $157.9 million during the same period in 2005. This increase was due primarily to the internal growth of this segment as well as an increase in our revenue per rig hour of approximately 32%, from $279 per hour to $367 per hour. Our weighted average number of rigs increased to 340 during the first nine months in 2006 compared to 302 in the same period in 2005, an increase of approximately 13%. In addition, the utilization rate of our rig fleet increased to 90.6% during the first nine months of 2006 compared to 87.3% in the same period in 2005.
     Fluid services revenues increased 50% to $142.7 million during the first nine months in 2006 as compared to $95.1 million in the same period in 2005. The increase in revenue was due primarily to our internal growth of this segment. Our weighted average number of fluid service trucks increased to 570 during the first nine months in 2006 compared to 449 in the same period in 2005, an increase of approximately 27%. The increase in weighted average number of fluid service trucks is primarily due to internal expansion as well as the trucks added from the LeBus acquisition. During the first nine months in 2006, our average revenue per fluid service truck was approximately $250,000 as compared to approximately $212,000 in the same period in 2005. The increase in average revenue per fluid service truck reflects the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Drilling and completion services revenue increased 175% to $110.5 million during the first nine months in 2006 as compared to $40.2 million in the same period in 2005. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of Oilwell Fracturing Services in October 2005, the acquisition of G&L during February 2006 and improved pricing and utilization of our services.
     Well-site construction services revenue increased 17% to $36.6 million during the first nine months in 2006 as compared to $31.2 million during the same period in 2005.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased 49% to $301.8 million during the first nine months of 2006 from $203.0 million in the same period in 2005 primarily as a result of additional rigs and trucks, as well as higher utilization of our equipment. Operating expenses decreased to 57% of revenue for the first nine months of 2006 from 63% in the same period in 2005, as fixed operating costs such as field supervision, insurance and vehicle expenses were spread over a higher revenue base. We also benefited from higher utilization and increased pricing of our services.
     Direct operating expenses for the well servicing segment increased 36% to $135.5 million in the first nine months of 2005 compared to $99.4 million in the same period in 2005 primarily due to the internal growth of this segment. Segment profits for this segment increased to 44% of revenues during the first nine months of 2006 compared to 37% in the same period in 2005 primarily due to the improved pricing and higher utilization of our equipment.
     Direct operating expenses for the fluid services segment increased 44% to $86.9 million in the first nine months of 2006 compared to $60.2 million in the same period in 2005 primarily due to increased activity and expansion of our fluid services fleet. Segment profits for this segment increased to 39% of revenues during the first nine months of 2006 compared to 37% in the same period in 2005 primarily due to the expansion of our frac tank fleet and saltwater disposal operations, and increases in prices charged for our services.
     Direct operating expenses for the drilling and completion services segment increased 156% to $53.6 million during the first nine months of 2006 compared to $21.0 million in the same period in 2005 primarily due to the increased activity and expansion of our services and equipment, including the G&L acquisition. Segment profits for this segment increased to 52% of revenues during the first nine months of 2006 compared to 48% in the same period in 2005.
     Direct operating expenses for the well-site construction services segment increased 15% to $25.9 million during the first nine months of 2006 compared to $22.4 million in the same period in 2005. Segment profits for this segment increased to 29% of revenues during the first nine months of 2006 compared to 28% in the same period in 2005.
     General and Administrative Expenses. General and administrative expenses increased 46% to $59.1 million during the first nine months of 2006 from $40.4 million in the same period in 2005. The increase primarily reflects higher salary and office expenses related to the expansion of our business, which includes general and administrative costs of acquired companies, as well as additional staffing to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $44.7 million for the first nine months of 2006 and $26.2 million in the same period in 2005, reflecting the increase in the size and investment in our asset base. We invested $132.9 million for acquisitions, net of cash acquired, and an additional $94.8 million for capital expenditures, including capital leases, in the first nine months in 2006.
     Interest Expense. Interest expense was $12.5 million during the first nine months of 2006 compared to $9.4 million in the same period in 2005.
     Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $2.7 million during the nine months ended September 30, 2006 compared to $0 in same period in 2005. The loss related to the payment in full of the Term B Loan.
     Income Tax Expense (Benefit). Income tax expense was $41.8 million during the first nine months of 2006 compared to $17.4 million in the same period in 2005, reflecting the improvement in our profitability. Our effective tax rate in the first nine months of 2006 and 2005 was approximately 37% and 38%.
     Net Income. Our net income increased to $71.5 million during the first nine months of 2006 from $28.9 million in the same period in 2005. This improvement was due primarily to the factors described above, including our increased asset base and related revenues, higher utilization rates and increased revenues per rig and fluid service truck, and higher operating margins on our drilling and completion services equipment.
Liquidity and Capital Resources
     Our primary capital resources are currently net cash flows from our operations, utilization of capital leases as allowed under our credit facility and availability under our credit facility, of which approximately $139.4 million was available at September 30, 2006. Also, we issued $225.0 million of senior notes in April of 2006. As of September 30, 2006, we had cash and cash equivalents of $29.2 million compared to $4.6 million as of September 30, 2005. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities
     Cash flow from operating activities was $108.3 million during the first nine months of 2006 as compared to $62.5 million during the same period in 2005. The increase in operating cash flows in the first nine months of 2006 over the same period in 2005 was primarily due to expansion of our fleet and improvements in the segment profits, utilization of our equipment.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for the first nine months of 2006 were $208.4 million as compared to $69.4 million for the same period in 2005. In 2006 and 2005, the majority of our capital expenditures were for the expansion of our fleet. We also added assets through our capital lease program of approximately $19.3 million during the first nine months of 2006 compared to $6.4 million in the same period in 2005.
     For 2006, we currently have planned approximately $113 million in cash capital expenditures, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we completed ten acquisitions for total consideration paid of $132.9 million, net of cash acquired, during the first nine months of 2006 and expect to make additional acquisitions in 2006. The $113 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We have taken delivery of 60 newbuild well servicing rigs since October 2004 as part of a 120-rig newbuild commitment. The remainder of these newbuilds is scheduled to be delivered to us prior to the end of December 2007.
     We regularly engage in discussions related to potential acquisitions related to the well services industry. At present, we have not entered into any agreement, commitment or understanding with respect to any significant acquisition as “significant” is defined under SEC rules.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $16.4 million at September 30, 2006, the availability under our credit facility of $139.4 million at September 30, 2006 and a cash balance of $29.2 million at September 30, 2006. During the first nine months of 2006, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At September 30, 2006, of the $150.0 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $139.4 million of available capacity due to the outstanding balance of $10.6 million of outstanding standby letters of credit. In the normal course of business, we have performance obligations which are supported by surety bonds and letters of credit. These obligations primarily cover various reclamation and plugging obligations related to our operations, and collateral for future workers compensation and liability retained losses.
     Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.
     Senior Notes
     In April 2006, the Company completed a private offering of $225,000,000 aggregate principal amount of 7.125% Senior Notes due April 15, 2016. The Senior Notes are jointly and severally guaranteed by each of our restricted subsidiaries. The net proceeds from the offering of the Senior Notes were used to retire the outstanding Term B Loan balance under the credit facility and to pay down the outstanding balance under the revolving credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
     Pursuant to the Indenture governing the Senior Notes, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture.

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
     At September 30, 2006, we had no outstanding borrowings under the Term B Loan or the Revolver.
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
     Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of September 30, 2006, we had total capital leases of approximately $33.6 million.
     Credit Rating Agencies
     Effective September 15, 2006, we received a credit rating of Baa3 from Moody’s for the Revolver portion of the 2005 Credit Facility.
     Effective November 22, 2005, we received a credit rating of B+ from Standard & Poor’s for the 2005 Credit Facility.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2006, we had no outstanding borrowings subject to variable interest rate risk. However, we do have available borrowing capacity under the revolving credit facility, and we will be subject to variable interest rate risk in the event we have outstanding borrowings under the revolving credit facility in the future.
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
     Our 2005 Credit Facility and the indenture governing our Senior Notes limit our ability to take various actions, such as:
•	limitations on the incurrence of additional indebtedness;

•	limitations on dividends, distributions and repurchases or redemptions of capital stock;

•	limitations on our ability to make certain investments;

•	limitations on our ability to incur liens; and

•	restrictions on mergers or consolidations, and sales or transfer of assets.
     In addition, our 2005 Credit Facility requires us to maintain certain financial ratios and to satisfy certain financial conditions and covenants, several of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, financial ratios or covenants would cause a default under our 2005 Credit Facility. A default, if not waived, could result in acceleration of the outstanding indebtedness under our 2005 Credit Facility, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our 2005 Credit Facility could result in a default or acceleration of our Senior Notes or other indebtedness with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our 2005 Credit Facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources” discussions regarding “ — 2005 Credit Facility” and “ — Senior Notes” for a discussion of our 2005 Credit Facility and the Senior Notes.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*
Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*
Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*
Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*
Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*
First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

10.1*
Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)

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

BASIC ENERGY SERVICES, INC.

By: Name:	/s/ Kenneth V. Huseman Kenneth V. Huseman
Title:	President, Chief Executive
Officer and Director
(Principal Executive Officer)

By:	/s/ Alan Krenek

Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial
Officer and Treasurer
(Principal Financial Officer and
Principal Accounting Officer)

Date:	November 9, 2006

Exhibit Index

Exhibit
No.	Description
3.1*
Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*
Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*
Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*
Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*
First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

10.1*
Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)

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