Form 10-K
period 2006-12-31
BASIC ENERGY SERVICES INC
filed 2007-03-16
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 001-32693

Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-2091194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

400 W. Illinois, Suite 800	79701
Midland, Texas	(Zip code	)
(Address of principal executive offices)

Registrant’s telephone number, including area code:
(432) 620-5500

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share	New York Stock Exchange
(Title of Class)	(Name of each exchange on which registered)

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐     No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Act). (Check one)

Large Accelerated Filer ☐     Accelerated Filer ☑     Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $532,887,772 as of June 30, 2006 (based on a closing price of $30.57 per share and 17,431,723 shares held by non-affiliates).

38,300,105 shares of the registrant’s Common Stock were outstanding as of March 8, 2007.

Documents incorporated by reference:  Portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III.

BASIC ENERGY SERVICES, INC.

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in this annual report and other factors, most of which are beyond our control.

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

This annual report includes market share, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, industry publications and surveys. These sources include World Oil magazine, Baker Hughes Incorporated, the Association of Energy Service Companies, and the Energy Information Administration of the U.S. Department of Energy. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. For example, the number of onshore well servicing rigs in the U.S. could be lower than our estimate to the extent our two larger competitors have continued to report as stacked rigs equipment that is not actually complete or subject to refurbishment. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. These services are fundamental to establishing and maintaining the flow of oil and gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. Our operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas and Louisiana and the Rocky Mountain states. We provide our services to a diverse group of over 1,000 oil and gas companies. We operate the third-largest fleet of well servicing rigs (also commonly referred to as workover rigs) in the United States, representing over 11% of the overall available U.S. fleet, with our two larger competitors controlling approximately 25% and 14%, respectively, according to the Association of Energy Services Companies and other publicly available data.

We currently conduct our operations through the following four business segments:

•	Well Servicing. Our well servicing segment (45% of our revenues in 2006) currently operates our fleet of over 360 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities are essential to facilitate most other services performed on a well.

•	Fluid Services. Our fluid services segment (27% of our revenues in 2006) currently utilizes our fleet of fluid services trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and related equipment. These assets provide, transport, store and dispose of a variety of fluids. These services are required in most workover, drilling and completion projects and are routinely used in daily producing well operations.

•	Drilling and Completion Services. Our drilling and completion services segment (21% of our revenues in 2006) currently operates our fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and an array of specialized rental equipment and fishing tools. We entered the rental and fishing tool business through an acquisition in the first quarter of 2006. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.

•	Well Site Construction Services. Our well site construction services segment (7% of our revenues in 2006) currently utilizes our fleet of earth moving equipment, which includes dozers, trenchers, motor graders, backhoes and other heavy equipment. We utilize these assets primarily to provide services for the construction and maintenance of oil and gas production infrastructure, such as preparing and maintaining access roads and well locations, installation of small diameter gathering lines and pipelines and construction of temporary foundations to support drilling rigs.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Significant Market Position.  We maintain a significant market share for our well servicing operations in our core operating areas throughout Texas and a growing market share in the other markets that we serve. Our fleet of over 360 well servicing rigs represents the third-largest fleet in the United States, and our goal is to be one of the top two providers of well site services in each of our core operating areas. Our market position allows us to expand the range of services performed on a well throughout its life, such as maintenance, workover, completion and plugging and abandonment services.

Modern and Active Fleet.  We operate a modern and active fleet of well servicing rigs. We believe over 80% of the active U.S. well servicing rig fleet was built prior to 1985. Approximately 128 of our rigs at December 31, 2006 were either 2000 model year or newer, or have undergone major refurbishments during the last five years. As of December 31, 2006, we have taken delivery of 66 newbuild well servicing rigs since October 2004 as part of a 120-rig newbuild commitment, driven by our desire to maintain one of the most efficient, reliable and safest fleets in the industry. The remainder of these newbuilds is scheduled to be delivered to us prior to the end of December 2007. In addition to our regular maintenance program, we have an established program to routinely monitor and evaluate the condition of our fleet. We selectively refurbish rigs and other assets to maintain the quality of our service and to provide a safe work environment for our personnel and have made major refurbishments on 57 of our rigs since the beginning of 2001. Approximately 99% of our fleet was active or available for work and the remainder was awaiting refurbishment at December 31, 2006. Since 2003, we have obtained annual independent reviews and evaluations of substantially all of our assets, which confirmed the location and condition of these assets.

Extensive Domestic Footprint in the Most Prolific Basins.  Our operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas and Louisiana and the Rocky Mountain states. We operate in states that accounted for approximately 56% of the approximately 900,000 existing onshore oil and gas wells in the 48 contiguous states and approximately 69% of onshore oil production and 85% of onshore gas production in 2006. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and gas production areas that include both the highest concentration of existing oil and gas production activities and the largest prospective acreage for new drilling activity. This extensive footprint allows us to offer our suite of services to more than 1,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts.

Diversified Service Offering for Further Revenue Growth.  We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 92 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Decentralized Management with Strong Corporate Infrastructure.  Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our nine regional or service line managers are responsible for their regional operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 25 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Below our nine regional or service line managers, our 81 area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

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

Expand Within Our Regional Markets.  We intend to continue strengthening our presence within our existing geographic footprint through internal growth and acquisitions of businesses with strong customer relationships, well-maintained equipment and experienced and skilled personnel. Our larger competitors have not actively pursued acquisitions of small to mid-size regional businesses or assets in recent years due to the small relative scale and financial impact of these potential acquisitions. In contrast, we have successfully pursued these types of acquisitions, which remain attractive to us and make a meaningful impact on our overall operations. We typically enter into new markets through the acquisition of businesses with strong management teams that will allow us to expand within these markets. Management of acquired companies often remain with us and retain key positions within our organization, which enhances our attractiveness as an acquisition partner. We have a record of successfully implementing this strategy. During the past three years, our acquisitions have included: Energy Air Drilling and AWS Wireline services in 2004; three inland barges that increased our presence along the Gulf Coast in December 2004, two of which have been refurbished and were available for service in the second quarter of 2005; Oilwell Fracturing Services, Inc., a pressure pumping services company operating in our Mid-Continent region in 2005, and in 2006 LeBus Oil Field Service Co., a fluid service company operating in our Ark-La-Tex region, and G&L Tool, Ltd., a rental and fishing tool company included in our drilling and completion line of business.

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

Pursue Growth Through Selective Capital Deployment.  We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are thoroughly reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy, and these decisions may involve a combination of asset acquisitions and the purchase of new equipment. In 2006, we completed 10 separate acquisitions for an aggregate purchase price of $135.6 million, net of cash acquired, and took delivery of 31 new well servicing rigs.

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the U.S., which in turn is affected by current and expected levels of oil and gas prices. The following industry statistics illustrate the growing spending dynamic in the U.S. oil and gas sector:

•	As oil and gas prices rebounded beginning in early 1999, oil and gas companies have increased their drilling and workover activities. The increased activity resulted in increased exploration and production spending compared to the prior year of 30% in 2005 and 17% in 2006, according to www.WorldOil.com.

Increased spending by oil and gas operators is generally driven by oil and gas prices. The table below sets forth average daily closing prices for the Cushing WTI Spot Oil Price and the Energy Information Agency average wellhead price for natural gas since 1999:

	Cushing WTI Spot	Average Wellhead Price
Period	Oil Price ($/bbl)	Natural Gas ($/mcf)

1/1/99 — 12/31/99	$19.34	$2.19
1/1/00 — 12/31/00	30.38	3.69
1/1/01 — 12/31/01	25.97	4.01
1/1/02 — 12/31/02	26.18	2.95
1/1/03 — 12/31/03	31.08	4.98
1/1/04 — 12/31/04	41.51	5.49
1/1/05 — 12/31/05	56.64	7.51
1/1/06 — 12/31/06	66.05	6.42

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally involve the deployment of more drilling and well servicing rigs, which often serves as an indicator of demand for our services. Rising oil and gas prices since early 1999 and the corresponding increase in onshore oil exploration and production spending have led to expanded drilling and well service activity, as the U.S. land-based drilling rig count increased approximately 11% from year-end 2003 to year-end 2004, 22% from year-end 2004 to year-end 2005, and 17% from year-end 2005 to year-end 2006. In addition, the U.S. land-based workover rig count increased approximately 10% from year-end 2003 to year-end 2004, 17% from year-end 2004 to year-end 2005 and decreased 1% from year-end 2005 to year-end 2006, according to Baker Hughes.

Exploration and production spending is generally categorized as either an operating expenditure or a capital expenditure. Activities designed to add hydrocarbon reserves are classified as capital expenditures, while those associated with maintaining or accelerating production are categorized as operating expenditures.

Capital expenditures by oil and gas companies tend to be relatively sensitive to volatility in oil or gas prices because project decisions are tied to a return on investment spanning a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for even a short period of time, capital expenditure projects are routinely deferred until prices return to an acceptable level.

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

Our fleet included 365 well service rigs as of December 31, 2006, including 66 newbuilds since October 2004 and 77 rebuilds since the beginning of 2001. We operate from more than 90 facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado and Montana. Our rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. Prior to December 2004, our well servicing segment consisted entirely of land-based equipment. During December 2004, we acquired three inland barges, two of which were equipped with rigs, have been refurbished and were placed into service in the second quarter of 2005. In January 2007, we acquired two additional inland barges equipped with rigs in the acquisition of Parker Drilling Offshore USA, LLC. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2006. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. This capability is the limiting factor in our ability to provide services. These figures do not include 54 new well servicing rigs that we have contracted for delivery from January 2007 through December 2007 as part of a 120-rig newbuild commitment:

		Operating Region
		Permian	South	Ark-La-	Mid-	Northern	Southern
Rig Type	Rated Capacity	Basin	Texas	Tex	Continent	Rockies	Rockies	Stacked	Total

Swab	N/A	3	1	7	6	0	0	1	18
Light Duty	<90 tons	7	2	0	22	2	0	1	34
Medium Duty	≥90-<125 tons	112	36	25	42	18	18	1	252
Heavy Duty	≥125 tons	28	4	5	6	5	3	0	51
24-Hour	≥125 tons	1	4	0	0	0	0	0	5
Drilling Rigs	≥125 tons	0	0	0	0	0	3	0	3
Inland Barge	≥125 tons	0	0	2	0	0	0	0	2

Total		151	47	39	76	25	24	3	365

Management currently estimates that there are approximately 3,500 onshore well service rigs currently in the U.S., owned by an estimated 125 contractors, and that the actual number that are actively marketed and operable without major capital expenditures may be as much as 15% lower than this estimate. Based on information from U.S. contractors reporting their utilization to Weatherford-AESC, there were 2,580 well servicing rigs working in

December 2006. This figure represents a projected utilization rate of 91% for the available fleet that are operable without major capital expenditures.

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

Based on the most recent publicly available information, our two largest competitors market a combined 1,336 rigs. As reported by the AESC, these two competitors’ total rigs represent approximately 47% of the industry’s marketed fleet. We have the third-largest fleet with over 360 rigs, or approximately 13% of the available U.S. industry’s fleet. Due to the fragmented nature of the market, we believe only one company other than us and our two larger competitors owns more than 60 rigs (with a total of only 147 rigs) and a total of an estimated 100 companies own the approximately 1,000 estimated remaining rigs, or approximately 35% of the industry’s total fleet.

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

This segment utilizes our fleet of fluid services trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2006:

	Operating Region
	Northern	Permian	Ark-La-	South	Mid-
	Rockies	Basin	Tex	Texas	Continent	Total

Fluid Services Trucks	89	198	192	128	39	646
Salt Water Disposal Wells	0	15	20	9	7	51
Fresh/Brine Water Stations	0	34	0	1	0	35
Fluid Storage Tanks	286	268	676	292	78	1,600

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

Competitors in the fluid services industry are mostly small, regionally focused companies. There are currently no companies that have a dominant position on a nationwide basis. The level of activity in the fluid services industry is comprised of a relatively stable demand for services related to the maintenance of producing wells and a highly variable demand for services used in the drilling and completion of new wells. As a result, the level of onshore drilling activity significantly affects the level of activity in the fluid services industry. While there are no industry- wide statistics, the Baker Hughes Land Drilling Rig Count is an indirect indication of demand for fluid services because it directly reflects the level of onshore drilling activity.

Fluid Services.  We currently own and operate over 640 fluid service tank trucks equipped with a fluid hauling capacity of up to 150 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid services trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

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

Fluid Storage Tanks.  Our fluid storage tanks can store up to 500 barrels of fluid and are used by oilfield operators to store various fluids at the well site, including fresh water, brine and acid for frac jobs, flowback, temporary production and mud storage. We transport the tanks on our trucks to well locations that are usually within a 50-mile radius of our nearest yard. Frac tanks are used during all phases of the life of a producing well. We generally rent fluid services tanks at daily rates for a minimum of three days. A typical fracturing operation can be completed within four days using 5 to 50 frac tanks.

Drilling and Completion Services Segment

Our drilling and completion services segment provides oil and gas operators with a package of services that include the following:

•	pressure pumping services, such as cementing, acidizing, fracturing, coiled tubing and pressure testing;

•	cased-hole wireline services;

•	underbalanced drilling in low pressure and fluid sensitive reservoirs; and

•	rental and fishing tools.

This segment currently operates 69 pressure pumping units, with over 58,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and gas production or to enable cement slurry to be placed in or circulated within a well. As of December 31, 2006, we also operated 43 air compressor packages, including foam circulation units, for underbalanced drilling and 11 wireline units for cased-hole measurement and pipe recovery services.

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

Our pressure pumping business focuses primarily on lower horsepower cementing, acidizing and fracturing services in markets. Major pressure pumping companies have deemphasized new well cementing and stimulation work in the shallow well markets and do not aggressively pursue the remedial work available in many of the deeper well markets.

The following table sets forth the type, number and location of the drilling and completion services equipment that we operated at December 31, 2006:

	Operating Region
			Northern	Southern	Permian
	Ark-La-Tex	Mid-Continent	Rockies	Rockies	Basin	Total

Pressure Pumping Units	14	51	4	0	0	69
Coiled Tubing Units	0	3	0	0	0	3
Air/Foam Packages	0	2	0	37	4	43
Wireline Units	0	11	0	0	0	11
Rental and Fishing Tool Stores	0	9	1	0	8	18

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

Our rental and fishing tool business provides a range of specialized services and equipment that are utilized on a non-routine basis for both drilling and well servicing operations. Drilling and well servicing rigs are equipped with a complement of tools to complete routine operations under normal conditions for most projects in the geographic area where they are employed. When problems develop with drilling or servicing operations, or conditions require non-routine equipment, our customers will rely on a provider of rental and fishing tools to augment equipment that is provided with a typical drilling or well servicing rig package.

The term “fishing” applies to a wide variety of downhole operations designed to correct a problem that has developed when drilling or servicing a well. Most commonly the problem involves equipment that has become lodged in the well and cannot be removed without special equipment. Our customers employ our technicians and our tools that are specifically suited to retrieve the trapped equipment, or “fish,” in order for operations to resume.

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

This segment utilizes a fleet of power units, including dozers, trenchers, motor graders, backhoes and other heavy equipment used in road construction. In addition, we own rock pits in some markets in our Rocky Mountain operations to ensure a reliable source of rock to support our construction activities. We also own a substantial quantity of wooden mats in our Gulf Coast operations to support the well site construction requirements in that marshy environment. This range of services, coupled with our fluid service capabilities in the same markets, differentiates us from our more specialized competitors.

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

Properties

Our principal executive offices are currently located at 400 W. Illinois, Suite 800, Midland, Texas 79701. We currently conduct our business from 92 area offices, 45 of which we own and 47 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 92 area offices, 61 are located in Texas, 8 are in Oklahoma, 5 are in Wyoming, 5 are in New Mexico, 4 are in Colorado, 3 are in Louisiana, 2 are in Montana, 2 are in North Dakota, 1 is in Arkansas and 1 is in Utah.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2006, we provided services to several customers, with no one customer comprising over 4% of our revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost a single material customer, or a few of them, such loss could have an adverse effect on our business until the equipment is redeployed.

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. Our two largest competitors, Key Energy Services, Inc. and Nabors Well Services Co., combined own approximately 47% of the U.S. marketable well servicing rigs. Both of these competitors are public companies or subsidiaries of public companies that operate in most of the large oil and gas producing regions in the U.S. These competitors have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, these companies market a large portion of their work to the major oil and gas companies.

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

Environmental Regulation

Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, commonly referred to as the “EPA”, issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a materially adverse effect upon our capital expenditures, earnings or our competitive position.

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

The federal Clean Water Act and the federal Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States, require some owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans”, relating to the possible discharge of oil into surface waters. In the course of our ongoing operations, we recently updated and implemented SPCC plans for several of our facilities. We believe we are in substantial compliance with these regulations.

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

Employees

As of December 31, 2006, we employed approximately 4,000 people, with approximately 85% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. For example, although oil and natural gas prices have recently hit record levels exceeding $70 per barrel and $10 per mcf, respectively, oil and natural gas prices fell below $11 per barrel and $2 per mcf, respectively, in early 1999. The Cushing WTI Spot Oil Price averaged $41.51, $56.64 and $66.05 per barrel in 2004, 2005, and 2006 respectively, and the average wellhead price for natural gas, as recorded by the Energy Information Agency, was $5.49, $7.51 and $6.42 per mcf for 2004, 2005, and 2006 respectively. Commodity prices have increased significantly in recent years, and these prices may not remain at current levels.

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

We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures our business may be adversely affected.

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2005, we invested approximately $83.1 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2006, we invested approximately $104.6 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and our secured credit facilities. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures, acquisitions, take advantage of business opportunities or respond to competitive pressures, it could materially adversely affect our results of operations, financial condition and growth. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result.

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

Our customers consist primarily of major and independent oil and gas companies. During 2005 and 2006, our top five customers accounted for 16% and 15%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

We are dependent on particular suppliers for our newbuild rig program and are vulnerable to delayed deliveries and future price increases.

We currently purchase our well servicing rigs from a single supplier as part of a 120-rig commitment for rigs to be delivered through the end of December 2007, of which 66 rigs have been delivered as of December 31, 2006. There are also a limited number of suppliers that manufacture this type of equipment. Although pricing is generally fixed for this newbuild contract and program, future price increases could affect our ability to continue to increase the number of newbuild rigs in our fleet at economic levels. In addition, the failure of our current supplier to timely deliver the newbuild rigs could adversely affect our budgeted or projected financial and operational data.

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

We depend to a large extent on the services of some of our executive officers. The loss of the services of Kenneth V. Huseman, our President and Chief Executive Officer, or other key personnel could disrupt our operations. Although we have entered into employment agreements with Mr. Huseman and our other executive officers that contain, among other provisions, non-compete agreements, we may not be able to enforce the non-compete provisions in the employment agreements. Also, we do not have key man life insurance on these officers.

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

We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. We are also self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage on our workover rig fleet. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of these risks, or, even if available, it may be inadequate, or insurance premiums or other costs could risk significantly in the future so as to make such insurance prohibitive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination.

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

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2006, our total debt was $262.7 million, including the aggregate principal amount due under our Senior Notes and capital lease obligations in the aggregate amount of $37.7 million. For the year ended December 31, 2006, we made cash interest payments totaling $12.6 million.

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

Our revolving credit facility and the indenture governing our Senior Notes impose restrictions on us that may affect our ability to successfully operate our business.

Our revolving credit facility and the indenture governing our Senior Notes limit our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent; and

•	limitation on dividends and distributions.

In addition, our revolving credit facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, several of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, such as financial ratios or covenants would cause a default under our revolving credit facility. A default, if not waived, could result in acceleration of the outstanding indebtedness under our revolving credit facility, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our revolving credit facility could result in a default or acceleration of our Senior Notes or other indebtedness with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our revolving credit facility. In February 2007, we amended and restated our 2005 Credit Facility by entering into a Fourth Amended and Restated Credit Agreement. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facilities” for a discussion of our Credit Facilities.

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

Risks Relating to Our Relationship with DLJ Merchant Banking

Affiliates of DLJ Merchant Banking will have a substantial influence on the outcome of stockholder voting and may exercise this voting power in a manner that may not be in the best interest of our other stockholders.

As of March 8, 2007, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse, a Swiss Bank, and Credit Suisse Securities (USA) LLC, beneficially owned approximately 47.2% of our outstanding common stock. Accordingly, DLJ Merchant Banking is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of DLJ Merchant Banking may differ from those of our other stockholders, and DLJ Merchant Banking may vote its common stock in a manner that may adversely affect our other stockholders.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers and Other Key Employees

Our executive officers and other key employees as of December 31, 2006 and their respective ages and positions are as follows:

Name	Age	Position

Kenneth V. Huseman	54	President, Chief Executive Officer and Director
Alan Krenek	51	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Charles W. Swift	57	Senior Vice President — Rig and Truck Operations
Dub W. Harrison	49	Vice President — Equipment & Safety
Mark D. Rankin	53	Vice President — Risk Management
James E. Tyner	56	Vice President — Human Resources
T.M. “Roe” Patterson	32	Vice President — Corporate Development, Rental and Fishing Tool Operations

Set forth below is the description of the backgrounds of our executive officers and other key employees.

Kenneth V. Huseman (President — Chief Executive Officer and Director) has 28 years of well servicing experience. He has been our President, Chief Executive Officer and Director of Basic Energy Services since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1982 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States, including drilling operations in Alaska. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 19 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. From October 2002 to January 2005, he served as Vice President and Controller of Fleetwood Retail Corp., a subsidiary in the manufactured housing division of Fleetwood Enterprises, Inc. From March 2002 to August 2002, he was a consultant involved in management, assessment of operational and financial internal controls, cost recovery and cash flow management. Mr. Krenek pursued personal interests from November 2001 to March 2002. He worked in various financial management positions at Pool Energy Services Co. from 1980 to 1993 and at Noble Corporation from 1993 to 1995. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University in 1977 and is a certified public accountant.

Charles W. Swift (Senior Vice President — Rig and Truck Operations) has 34 years of related industry experience including 26 years specifically in the domestic well service business. He was named Senior Vice

President — Rig and Truck Operations in July 2006, has served as a Vice President since 1997 and was involved in integrating several acquisitions during our expansion phase in late 1997. He was a co-owner of S&N Well Service from 1986 to 1997 and expanded the business to 17 rigs at the time of sale of the company to us. From 1980 to 1986, he worked at Pool Energy Services Co. where he managed well service and fluid services businesses. Mr. Swift graduated with a B.B.A. degree in International Trade from Texas Tech University.

Dub W. Harrison (Vice President — Equipment & Safety) has spent 30 years in the well services industry. He has been a Vice President since 1995, during which time he established operations in east Texas, negotiated an acquisition to enter the south Texas market and implemented a consistent maintenance program. From 1987 to 1995, he worked in operations and maintenance management at Pool Energy Services Co.

Mark D. Rankin (Vice President — Business Development) has 29 years of related industry experience. He has been a Vice President since 2004. From 1997 to 2004, he was a consultant to oil and gas companies and was involved in operations research and work process redesign. From 1985 to 1995, he acted as Director of International Marketing and Marketing for U.S. Operations and a District Manager at Pool Energy Services Co.. He was an International Sales Manager and Director of Planning and Market Research at Zapata Off-Shore Company from 1979 to 1985. From 1977 to 1989, he was a Contract Manager at Western Oceanic, Inc. He graduated with a B.A. in Political Science from Texas A&M University.

James E. Tyner (Vice President — Human Resources) has been a Vice President since January 2004. From 1999 to June 2003, he was the General Manager of Human Resources at CMS Panhandle Companies, where he directed delivery of HR Services. Mr. Tyner was the Director of Human Resources Administration and Payroll Services at Duke Energy’s Gas Transmission Group from 1998 to 1999. From 1981 to 1998, Mr. Tyner held various positions at Panhandle Eastern Corporation. At Panhandle, he managed all Human Resources functions and developed corporate policies and as a Certified Safety Professional, he designed and implemented programs to control workplace hazards. Mr. Tyner received a B.S. in General Science and M.S. in Microbiology from Mississippi State University.

T. M. “Roe” Patterson (Vice President — Corporate Development, Rental & Fishing Tool Operations) has 12 years of related industry experience. He has been our Vice President of Corporate Development since February 2006. He became our Vice President of Rental and Fishing Tool Operations in July of 2006. Prior to joining us, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was the Contracts/Sales Manager for Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Registrant’s Common Equity

Our common stock has traded on the New York Stock Exchange under the symbol “BAS” since December 9, 2005. The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for the period from our initial trading (December 9, 2005) until the end of the fourth quarter of 2005 and for each of the quarters in the year ended December 31, 2006:

	High	Low

2005:
Fourth Quarter	$22.00	$19.20
2006:
First Quarter	$29.80	$20.36
Second Quarter	$36.82	$24.37
Third Quarter	$31.30	$23.13
Fourth Quarter	$26.84	$22.34

As of March 8, 2007, we had 38,300,105 shares of common stock outstanding held by approximately 285 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2006:

Number of
	Number of		Securities
	Securities to be	Weighted	Remaining
	Issued upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
Plan Category	Options	Options	Compensation Plans

Equity compensation plans approved by security holders(1)	2,457,780	$9.05	1,406,950
Equity compensation plans not approved by security holders	—	—	—

Total	2,457,780	$9.05	1,406,950

(1)	Consists of the Basic Energy Services, Inc. Second Amended and Restated 2003 Incentive Plan (as amended effective April 22, 2005)

ITEM 6.	SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Well servicing	$73,848	$104,097	$142,551	$221,993	$330,725
Fluid services	34,170	52,810	98,683	132,280	194,636
Drilling and completion services	733	14,808	29,341	59,832	154,412
Well site construction services	—	9,184	40,927	45,647	50,375

Total revenues	108,751	180,899	311,502	459,752	730,148

Expenses:
Well servicing	55,643	73,244	98,058	137,392	186,428
Fluid services	22,705	34,420	65,167	82,551	118,378
Drilling and completion services	512	9,363	17,481	30,900	74,981
Well site construction services	—	6,586	31,454	32,000	35,067
General and administration(a)	13,019	22,722	37,186	55,411	81,318
Depreciation and amortization	13,414	18,213	28,676	37,072	62,087
Loss (gain) on disposal of assets	351	391	2,616	(222)	277

Total expenses	105,644	164,939	280,638	375,104	558,536

Operating income	3,107	15,960	30,864	84,648	171,612
Other income (expense):
Net interest expense	(4,750)	(5,174)	(9,550)	(12,660)	(15,504)
Gain (loss) on early extinguishment of debt	—	(5,197)	—	(627)	(2,705)
Other income (expense)	31	146	(398)	220	169

Income (loss) from continuing operations before income taxes	(1,612)	5,735	20,916	71,581	153,572
Income tax (expense) benefit	382	(2,772)	(7,984)	(26,800)	(54,742)

Income (loss) from continuing operations	(1,230)	2,963	12,932	44,781	98,830
Discontinued operations, net of tax	—	22	(71)	—	—
Cumulative effect of accounting change, net of tax	—	(151)	—	—	—

Net income (loss)	(1,230)	2,834	12,861	44,781	98,830
Preferred stock dividend	(1,075)	(1,525)	—	—	—
Accretion of preferred stock discount	(374)	(3,424)	—	—	—

Net income (loss) available to common stockholders	$(2,679)	$(2,115)	$12,861	$44,781	$98,830

	Year Ended December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands, except per share data)

Basic earnings (loss) per share of common stock:
Continuing operations less preferred stock dividend and accretion	$(0.13)	$(0.09)	$0.46	$1.57	$2.87
Discontinued operations	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	—

Net income (loss) available to common stockholders	$(0.13)	$(0.09)	$0.46	$1.57	$2.87

Diluted earnings (loss) per share of common stock:
Continuing operations less preferred stock dividend and accretion	$(0.13)	$(0.09)	$0.42	$1.35	$2.56
Discontinued operations	—	—	—	—	—
Cumulative effect of accounting change	—	—	—	—	—

Net income (loss) available to common stockholders	$(0.13)	$(0.09)	$0.42	$1.35	$2.56

Other Financial Data:
Cash flows from operating activities	17,012	29,815	46,539	99,189	145,678
Cash flows from investing activities	(45,303)	(84,903)	(73,587)	(107,679)	(241,351)
Cash flows from financing activities	21,572	79,859	21,498	21,188	114,193
Capital expenditures:
Acquistions, net of cash acquired	31,075	61,885	19,284	25,378	135,568
Property and equipment	14,674	23,501	55,674	83,095	104,574

(a)	Includes approximately $0, $994,000, $1,587,000, $2,890,000 and $3,429,000 of non-cash stock compensation expense for the years ended December 31, 2002, 2003, 2004, 2005 and 2006, respectively.

	As of December 31,
	2002	2003	2004	2005	2006
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$926	$25,697	$20,147	$32,845	$51,365
Property and equipment, net	108,487	188,243	233,451	309,075	475,431
Total assets	156,502	302,653	367,601	496,957	796,260
Long-term debt	39,706	142,116	170,915	119,241	250,742
Mandatorily redeemable cumulative preferred stock	12,093	—	—	—	—
Stockholders’ equity (deficit)	72,558	107,295	121,786	258,575	379,250

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Overview

We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. Our results of operations since the beginning of 2002 reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry during this period. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 47 separate acquisitions from January 1, 2001 to December 31, 2006. Our weighted average number of well servicing rigs has increased from 126 in 2001 to 362 in the fourth quarter of 2006, and our weighted average number of fluid service trucks has increased from 156 to 640 in the same period. In 2006, primarily through acquisitions, we significantly increased our drilling and completion (principally pressure pumping and rental and fishing tools) service. These acquisitions make changes in revenues, expenses and income not directly comparable.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2004		2005		2006

Revenues:
Well servicing	$142.6	46%	$222.0	48%	$330.7	45%
Fluid services	98.7	32%	132.3	29%	194.6	27%
Drilling and completion services	29.3	9%	59.8	13%	154.4	21%
Well site construction services	40.9	13%	45.7	10%	50.4	7%

Total revenues	$311.5	100%	$459.8	100%	$730.1	100%

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

We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention. As discussed below in “— Liquidity and Capital Resources,” we also must meet certain financial covenants in order to borrow money under our existing credit agreement to fund future acquisitions

Recent Strategic Acquisitions and Expansions

During the period 2004 through 2006, we grew significantly through acquisitions and capital expenditures. During 2004 and 2005, we directed our focus for growth more on the integration and expansion of our existing businesses, through capital expenditures and to a lesser extent, acquisitions. During 2006, we completed ten acquisitions, of which G&L Tool, Ltd. was considered significant for purposes of Statement of Financial Accounting Standards No. 141 “Business Combinations.”

We discuss the aggregate purchase prices and related financing issues below in “— Liquidity and Capital Resources” and present the pro forma effects of the acquisition of G&L Tool, Ltd. in note 3 of the audited historical financial statements included in this report.

Selected 2004 Acquisitions

During 2004, we made a number of smaller acquisitions and capital expenditures that served as a platform for future growth. These included:

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

Selected 2005 Acquisitions

During 2005, we made several acquisitions that complemented our existing lines of business. These included, among others:

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

Selected 2006 Acquisitions

During 2006, we made several acquisitions that complemented our existing lines of business and increased our presence in the rental tool business. These included, among others:

LeBus Oil Field Service Co.

On January 31, 2006, we acquired all of the outstanding capital stock of LeBus Oil Field Service Co. for an acquisition price of $26 million, subject to adjustments. This acquisition significantly expanded our fluid services line of business in the Ark-La-Tex region. The cash used to acquire LeBus was primarily from borrowings under our senior credit facility.

G&L Tool, Ltd.

On February 28, 2006, we acquired substantially all of the operating assets of G&L Tool, Ltd. for total consideration of $58.5 million cash. This acquisition provided an entry into the rental and fishing tool market and operates within our drilling and completion line of business. The purchase agreement also contained an earn-out agreement based on annual EBITDA targets. The cash used to acquire G&L was primarily from borrowings under our senior credit facility.

Chaparral Service, Inc.

On August 15, 2006, we acquired all of the outstanding capital stock and substantially all operating assets of the subsidiaries of Chaparral Service, Inc. for total consideration of $19 million cash, subject to adjustments. This acquisition expanded our well servicing and fluid services capabilities in the eastern New Mexico portion of the Permian Basin. The cash used to acquire Chaparral was primarily from operating cash.

Segment Overview

Well Servicing

In 2006, our well servicing segment represented 45% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet has increased from a weighted average number of 272 rigs in the first quarter of 2004 to 362 in the fourth quarter of 2006 through a combination of new build purchases and the remainder through acquisitions and other individual equipment purchases.

The following is an analysis of our well servicing operations for each of the quarters and years in the years ended December 31, 2004, 2005 and 2006:

	Weighted				Segment
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %

2004:
First Quarter	272	145,900	75.0%	$218	$69	31.5%
Second Quarter	276	154,600	78.4%	$222	$69	31.1%
Third Quarter	282	162,400	80.5%	$234	$72	30.6%
Fourth Quarter	284	155,900	76.8%	$246	$78	31.7%
Full Year	279	618,800	77.8%	$230	$72	31.2%
2005:
First Quarter	291	175,300	84.3%	$255	$94	37.1%
Second Quarter	303	192,400	88.8%	$280	$107	38.2%
Third Quarter	311	198,000	89.0%	$299	$108	36.0%
Fourth Quarter	316	195,000	86.3%	$329	$134	40.7%
Full Year	305	760,700	87.1%	$292	$111	38.1%
2006:
First Quarter	327	209,000	89.4%	$352	$152	43.4%
Second Quarter	341	221,800	91.0%	$366	$161	43.9%
Third Quarter	353	230,100	91.2%	$383	$173	45.1%
Fourth Quarter	362	218,900	84.6%	$401	$169	42.1%
Full Year	346	879,800	88.9%	$376	$164	43.6%

We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.

Improving market conditions since 2004 have created increased demand for our services. Rig hours have increased due to a combination of the improved utilization of our well servicing rigs and the expansion of our well servicing fleet as a result of our newbuild rig program.

We have been able to increase our revenue per rig hour from $218 in the first quarter of 2004 to $401 in the fourth quarter of 2006 mainly as a result of this higher utilization, which has contributed to our improved segment profits.

Fluid Services

In 2006, our fluid services segment represented 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services operations for each of the quarters and years in the years ended December 31, 2004, 2005 and 2006 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits %

2004:
First Quarter	371	$60	$21	34.5%
Second Quarter	376	$61	$20	33.4%
Third Quarter	386	$67	$23	33.7%
Fourth Quarter	411	$68	$23	34.3%
Full Year	386	$256	$87	34.0%
2005:
First Quarter	435	$67	$24	34.3%
Second Quarter	447	$71	$26	37.0%
Third Quarter	465	$74	$28	38.6%
Fourth Quarter	472	$79	$31	39.8%
Full Year	455	$291	$109	37.6%
2006:
First Quarter	529	$82	$32	39.0%
Second Quarter	568	$86	$34	39.9%
Third Quarter	614	$83	$32	38.5%
Fourth Quarter	640	$81	$32	39.3%
Full Year	588	$332	$130	39.2%

We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.

Improved market conditions since 2004 have enabled us to further increase our fluid services truck fleet through internal expansion. During 2006, we also expanded this segment with the acquisition of LeBus.

The majority of the increase in revenue per fluid services truck from $60,000 in the first quarter of 2004 to $81,000 in the fourth quarter of 2006 is due to the revenues derived from the expansion of our frac tank fleet and disposal facilities as well as minor pricing improvement from our fluid services trucks. Our segment profits per fluid services truck have increased because of these factors and increased utilization of our equipment.

Drilling and Completion Services

In 2006, our drilling and completion services segment represented 21% of our revenues. Revenues from our drilling and completion services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our drilling and completion services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.

Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. We entered the market for pressure pumping in East Texas during late 2002, and we expanded our presence with the acquisition of New Force in January 2003. We entered this market in the Rocky Mountain states with the acquisition of FESCO, which had a small cementing business based in Gillette, Wyoming. In December 2003, we acquired the assets of Graham Acidizing and integrated these assets into our North Texas and East Texas operations.

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

We entered the rental and fishing tool business through our acquisition of G&L in the first quarter of 2006. This acquisition added 16 stores in the north Texas, west Texas, and Oklahoma markets.

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

The following is an analysis of our drilling and completion services segment for each of the quarters and years in the years ended December 31, 2004, 2005 and 2006 (dollars in thousands):

		Segment
	Revenues	Profits %

2004:
First Quarter	$4,865	35.5%
Second Quarter	$7,251	46.0%
Third Quarter	$8,463	41.0%
Fourth Quarter	$8,762	38.0%
Full Year	$29,341	40.4%
2005:
First Quarter	$10,764	45.6%
Second Quarter	$13,512	49.1%
Third Quarter	$15,883	48.2%
Fourth Quarter	$19,673	49.5%
Full Year	$59,832	48.4%
2006:
First Quarter	$27,455	49.5%
Second Quarter	$40,939	53.1%
Third Quarter	$42,109	51.3%
Fourth Quarter	$43,909	51.2%
Full Year	$154,412	51.5%

We gauge the performance of our drilling and completion services segment based on the segment’s operating revenues and segment profits. Improved market conditions since 2004 have enabled us to increase our pricing for these services, contributing to the improved segment profits as a percentage of segment revenues.

Well Site Construction Services

In 2006, our well site construction services segment represented 7% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis. We entered the well site construction services segment during the fourth quarter of 2003 in the Gulf Coast through the acquisition of PWI and in the Rocky Mountain states through our acquisition of FESCO.

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

The following is an analysis of our well site construction services services segment for each of the quarters and years in the years ended December 31, 2004, 2005 and 2006 (dollars in thousands):

		Segment
	Revenues	Profits %

2004:
First Quarter	$8,776	24.6%
Second Quarter	$9,869	21.3%
Third Quarter	$11,297	24.3%
Fourth Quarter	$10,985	22.4%
Full Year	$40,927	23.1%
2005:
First Quarter	$8,948	20.6%
Second Quarter	$10,918	30.8%
Third Quarter	$11,367	31.6%
Fourth Quarter	$14,414	33.6%
Full Year	$45,647	29.9%
2006:
First Quarter	$10,265	25.5%
Second Quarter	$12,879	31.5%
Third Quarter	$13,483	30.2%
Fourth Quarter	$13,748	33.1%
Full Year	$50,375	30.5%

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

Self-Insured Risk Accruals.  We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and medical and dental coverage of $150,000 and $150,000 respectively. We have lower deductibles per occurrence for automobile liability and general liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.

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

Stock-Based Compensation.  On January 1, 2006, we adopted the fair value recognition provisions of Statement of Financial Accounting Standards No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for stock Issued to Employees” (“APB No. 25”) which was permitted by Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123).

We adopted SFAS No. 123R using both the modified prospective method and the prospective method as applicable to the specific awards granted. The modified prospective method was applied to awards granted subsequent to the Company becoming a public company. Awards granted prior to the Company becoming public and which were accounted for under APB No. 25 were adopted by using the prospective method. The results of prior periods have not been restated. Compensation expense of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will continue to be based upon the intrinsic value method calculated under APB No. 25.

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

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Revenues.  Revenues increased by 59% to $730.1 million in 2006 from $459.8 million in 2005. This increase was primarily due to the internal expansion of our business segments, particularly well servicing and fluid services, and in part due to acquisitions. The pricing and utilization of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by continued relatively high oil and gas prices.

Well servicing revenues increased by 49% to $330.7 million in 2006 compared to $222.0 million in 2005. The increase was due mainly to our internal growth of this segment as well as an increase in our revenue per rig hour of approximately 29%, from $292 per hour to $376 per hour. Our weighted average number of rigs increased to 346 in 2006 compared to 305 in 2005, an increase of approximately 13%. In addition, the utilization rate of our rig fleet increased to 88.9% in 2006 compared to 87.1% in 2005.

Fluid services revenues increased by 47% to $194.6 million in 2006 compared to $132.3 million in 2005. This increase was primarily due to our internal growth and acquisitions. Our weighted average number of fluid service trucks increased to 588 in 2006 compared to 455 in 2005, an increase of approximately 29%. The increase in weighted average number of fluid service trucks is primarily due to the internal expansion as wells as the trucks added from the LeBus acquisition. During 2006, our average revenue per fluid service truck was approximately $332,000 as compared to $291,000 in 2005. The increase in average revenue per fluid service truck reflects the expansion of our frac tank fleet and saltwater disposal operations, as well as increases in prices charged for our services.

Drilling and completion services revenues increased by 158% to $154.4 million in 2006 as compared to $59.8 million in 2005. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of Oilwell Fracturing Services in October 2005, the acquisition of G&L during February 2006 and improved pricing and utilization of our services.

Well site construction services revenues increased 10% to $50.4 million in 2006 as compared to $45.6 million in 2005.

Direct Operating Expenses.  Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased by 47% to $414.9 million in 2006 from $282.8 million in 2005 as a result of additional rigs and trucks, increase in labor costs and higher utilization of our equipment. Direct operating expenses decreased to 57% of revenues in 2006 from 62% in 2005, as fixed operating costs such as field supervision, insurance and vehicle expenses were spread over a higher revenue base. We also benefited from higher utilization and increased pricing of our services.

Direct operating expenses for the well servicing segment increased by 36% to $186.4 million in 2006 as compared to $137.4 million in 2005 due primarily due to the internal growth of this segment. Segment profits increased to 43.6% of revenues in 2006 compared to 38.1% in 2005, due to improved pricing for our services and higher utilization of our equipment.

Direct operating expenses for the fluid services segment increased by 43% to $118.4 million in 2006 as compared to $82.6 million in 2005 due primarily to increased activity and expansion of our fluid services fleet. Segment profits increased to 39.1% of revenues in 2006 compared to 37.6% in 2005.

Direct operating expenses for the drilling and completion services segment increased by 143% to $75.0 million in 2006 as compared to $30.9 million in 2005 due primarily to increased activity and expansion of our services and equipment, including the G&L acquisition. Our segment profits increased to 51.4% of revenues in 2006 from 48.4% in 2005.

Direct operating expenses for the well-site construction services segment increased by 10% to $35.0 million in 2006 as compared to $32.0 million in 2005. Segment profits for this segment increased to 30.3% of revenues in 2006 as compared to 29.9% in 2005.

General and Administrative Expenses.  General and administrative expenses increased by 47% to $81.3 million in 2006 from $55.4 million in 2005, which included $3.4 million and $2.9 million of stock-based compensation expense in 2006 and 2005, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing and other costs to enhance internal controls as a public company.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $62.1 million in 2006 as compared to $37.1 million in 2005, reflecting the increase in the size of and investment in our asset base. We invested $135.6 million for acquisitions in 2006 and an additional $131.0 million for capital expenditures in 2006 (including capital leases).

Interest Expense.  Interest expense increased by 33% to $17.5 million in 2006 from $13.1 million in 2005. The increase was due to an increase in the amount of long-term debt during the period. In April 2006, Basic issued $225.0 million in senior notes.

Income Tax Expense.  Income tax expense was $54.7 million in 2006 as compared to $26.8 million in 2005. Our effective tax rate in 2006 and 2005 was approximately 36% and 38%, respectively.

Loss on Early Extinguishment of Debt.  In April 2006, we used the proceeds from our issuance of $225 million aggregate principal amount of senior notes to pay in full our Term B Loan under or senior credit facility. In connection with the payment on the Term B Loan, we recognized a loss on the early extinguishment of debt and wrote-off unamortized debt issuance costs of approximately $2.7 million compared to an approximately $627,000 loss on the early extinguishment of debt in 2005 for amending and restating our credit facility.

Net Income.  Our net income increased to $98.8 million in 2006 from $44.8 million in 2005. This improvement was due primarily to the factors described above, including our increased asset base and related revenues, higher utilization rates and increased revenues per rig and fluid service truck, and higher operating margins on our drilling and completion services equipment.

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

Income Tax Expense.  Income tax expense was $26.8 million in 2005 as compared to $8.0 million in 2004. Our effective tax rate in 2005 and 2004 was approximately 38%.

Loss on Early Extinguishment of Debt.  In December 2005, we entered into a Third Amended and Restated Credit Agreement. In connection with this, we recognized a loss on the early extinguishment of debt and wrote-off unamortized debt issuance costs of approximately $627,000.

Net Income.  Our net income increased to $44.8 million in 2005 from $12.9 million in 2004. This improvement was due primarily to the factors described above, including our increased asset base and related revenues, higher utilization rates and increased revenue per rig and fluid service truck, and higher operating margins on our drilling and completion services equipment.

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2005 Credit Facility and availability under our 2005 Credit Facility, of which approximately $139.4 million was available and $10.6 million letters of credit were outstanding at December 31, 2006. As of April 30, 2006, we had paid down all amounts under the revolving portion of our 2005 Credit Facility with the proceeds from our offering of Senior Notes and had availability of $140.4 million and $9.6 million of letters of credit outstanding under this facility. As of December 31, 2006, we had cash and cash equivalents of $51.4 million compared to $32.8 million as of December 31, 2005. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $145.7 million for the year ended December 31, 2006 as compared to $99.2 million in 2005, and $46.5 million in 2004. The increase in operating cash flows in 2006 compared to 2005 and to 2004 was primarily due to expansion of our fleet and improvements in the segment profits and utilization of our equipment. For 2004 and 2005, these favorable trends were negatively impacted by an increase in cash required to satisfy our working capital requirements, particularly the increase in accounts receivable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for 2006 were $240.1 million as compared to $108.5 million in 2005, and $75.0 million in 2004. In 2006, the majority of our capital expenditures were for business acquisitions. In 2005 and 2004, the majority of our capital expenditures were for the expansion of our fleet. We also added assets through our capital lease program of approximately $26.4 million, $10.3 million, and $10.5 million in 2006, 2005 and 2004, respectively.

For 2007, we currently have planned approximately $130 million in cash capital expenditures and $30 million through capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that we may spend a significant amount for acquisitions in 2007. The $160 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry. As of December 31, 2006, we had executed six letters of intent for acquisitions providing for an aggregate purchase price, including potential future payments, of approximately $189.3 million. The acquisition of JetStar Consolidated Holdings, Inc. was completed on March 6, 2007 and was funded with common stock and available capacity under our credit facility revolver.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $12.3 million at December 31, 2006, the availability under our credit facility of $139.4 million at December 31, 2006 and a cash balance of $51.4 million at December 31, 2006. In 2006, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases. During 2006, we utilized bank debt and the issuance of senior notes for cash as consideration for acquisitions.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on senior notes, (3) our capital leases, (4) our operating leases, (5) our rig purchase obligations, (6) our asset retirement obligations, and (7) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2006 (in thousands):

	Obligations Due in Periods Ended
	December 31,
Contractual Obligations	Total	2007	2008-2009	2010-2011	Thereafter

Long-term debt (excluding capital leases)	$225,000	$—	$—	$—	$225,000
Interest on senior notes	148,957	16,031	32,063	32,063	68,800
Capital leases	37,743	12,001	19,454	6,288	—
Operating leases	13,606	2,551	4,458	2,693	3,904
Rig purchase obligations	39,823	39,823	—	—	—
Asset retirement obligations	1,336	—	—	486	850
Other long-term liabilities	1,733	—	793	106	834

Total	$468,198	$70,406	$56,768	$41,636	$299,388

Our long-term debt, excluding capital leases, consists primarily of term loan indebtedness outstanding under our senior credit facility. Interest on senior notes relates to our future contractual interest obligation on our $225 million 7.125% Senior Notes offering in April of 2006. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

The table above does not reflect any additional payments that we may be required to make pursuant to contingent earn-out agreements that are associated with certain acquisitions. At December 31, 2006, we had a maximum potential obligation of $17.3 million related to the contingent earn-out agreements. This amount does not include the balance owed for an acquisition with no maximum earn-out exposure. In this situation, we will pay to the sellers an amount for each of the five consecutive 12 month periods equal to 50% of the amount by which annual EBITDA will be reached. See note 3 of the notes to our historical consolidated financial statements for additional detail.

The table above also does not reflect $10.6 million of outstanding standby letters of credit issued under our revolving line of credit. At December 31, 2006, of the $150.0 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $139.4 million of available capacity due to the $10.6 million of outstanding standby letters of credit. In the normal course of business, we have performance obligations which are supported by surety bonds and letters of credit. These obligations primarily cover various reclamation and plugging obligations related to our operations, and collateral for future workers compensation and liability retained losses.

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

Senior Notes

In April 2006, we completed a private offering for $225,000,000 aggregate principal amount of 7.125% Senior Notes due April 15, 2016. The Senior Notes are jointly and severally guaranteed by each of our subsidiaries. The net proceeds from the offering were used to retire the outstanding Term B Loan balance and to pay down the outstanding balance under the revolving credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.

We issued the Senior Notes pursuant to an indenture, dated as of April 12, 2006, by and among us, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee.

Interest on the Senior Notes will accrue from and including April 12, 2006 at a rate of 7.125% per year. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2006. The Senior Notes will mature on April 15, 2016. The Senior Notes and the guarantees are unsecured and will rank equally with all of our and the guarantors’ existing and future unsecured and unsubordinated obligations. The Senior Notes and the guarantees will rank senior in right of payment to any of our and the guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes and the guarantees. The Senior Notes and the guarantees will be effectively subordinated to our and the guarantors’ secured obligations, including our senior secured credit facilities, to the extent of the value of the assets securing such obligations.

The indenture contains covenants that limit the ability of us and certain of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by restricted subsidiaries; and

•	sell assets or consolidate or merge with or into other companies.

These limitations are subject to a number of important qualifications and exceptions.

Upon an Event of Default (as defined in the indenture), the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare all of the amounts outstanding under the Senior Notes to be due and payable immediately.

We may, at our option, redeem all or part of the Senior Notes, at any time on or after April 15, 2011 at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest, if any, to the date of redemption.

At any time or from time to time prior to April 15, 2009, we, at our option, may redeem up to 35% of the outstanding Senior Notes with money that we raise in one or more equity offerings at a redemption price of 107.125% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest, as long as:

•	at least 65% of the aggregate principal amount of Senior Notes issued under the indenture remains outstanding immediately after giving effect to any such redemption; and

•	we redeem the Senior Notes not more than 90 days after the closing date of any such equity offering.

If we experience certain kinds of changes of control, holders of the Senior Notes will be entitled to require us to purchase all or a portion of the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.

Credit Facilities

2007 Credit Facility

On February 6, 2007, we amended and restated our existing credit agreement by entering into a Fourth Amended and Restated Credit Agreement with a syndicate of lenders (the “2007 Credit Facility”). The amendments contained in the 2007 Credit Facility included:

•	eliminating the $90 million class of Term B Loans;

•	creating a new class of Revolving Loans, which increased the lender’s total revolving commitments from $150 million to $225 million

•	increasing the “Incremental Revolving Commitments” under the 2007 Credit Facility from $75.0 million to an aggregate principal amount of $100 million;

•	changing the applicable margins for Alternative Base Rate or Eurodollar revolving loans;

•	amending our negative covenants relating to our ability to incur indebtedness and liens, to add tests based on a percentage of our consolidated tangible assets in addition to fixed dollar amounts, or to increase applicable dollar limits on baskets or other tests for permitted indebtedness or liens;

•	amending our negative covenants relating to our ability to pay dividends, or repurchase or redeem our capital stock, in order to conform more closely with permitted payments under our senior notes; and

•	Eliminating certain restrictions on our ability to create or incur certain lease obligations.

Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. We incurred approximately $0.9 million in debt issuance costs in connection with the 2007 Credit Facility.

At our option, borrowings under the Revolver bears interest at either (1) the “Alternative Base Rate” (i.e., the higher of the bank’s prime rate or the federal funds rate plus .50% per year) plus a margin ranging from 0.25% to 0.5% or (2) an “Adjusted LIBOR Rate” (equal to (a) the London Interbank Offered Rate (the “LIBOR rate”) as determined by the Administrative Agent in effect for such interest period divided by (b) one minus the Statutory Reserves, if any, for such borrowing for such interest period) plus a margin ranging from 1.25% to 1.5%. The margins vary depending on our leverage ratio. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.25% to 1.5% for participation fees and 0.125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at a rate of 0.375%.

At February 6, 2007, after giving affect to the amendments under the 2007 Credit Facility, we had no outstanding borrowings under the Revolver.

Pursuant to the 2007 Credit Facility, we must apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, including:

•	assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis;

•	100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances; and

•	50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).

The 2007 Credit Facility contains various restrictive covenants and compliance requirements, including the following:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent;

•	limitations on dividends and distributions; and

•	various financial covenants, including:

•	a maximum leverage ratio of 3.50 to 1.00, reducing to 3.25 to 1.00 on April 1, 2007, and

•	a minimum interest coverage ratio of 3.00 to 1.00.

2005 Credit Facility

Under our Third Amended and Restated Credit Agreement with a syndicate of lenders (the “2005 Credit Facility”), as amended effective March 28, 2006, Basic Energy Services, Inc. was the sole borrower and each of our subsidiaries was a subsidiary guarantor. The 2005 Credit Facility provided for a $90 million Term B Loan (“Term B Loan”), which outstanding balance was repaid in April 2006, and provided for a $150 million revolving line of credit (“Revolver”). The 2005 Credit Facility included provisions allowing us to request an increase in commitments of up to $75 million at any time. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. The amounts outstanding under the Term B Loan required quarterly amortization at various amounts during each quarter with all amounts outstanding being due and payable in full on December 15, 2011. All the outstanding amounts under the Revolver were due and payable on December 15, 2010. The 2005 Credit Facility was secured by substantially all of our tangible and intangible assets.

The 2005 Credit Facility contained customary events of default, which are subject to customary grace periods and materiality standards, including, among others, events of default upon the occurrence of: (1) non-payment of any amounts payable under the 2005 Credit Facility when due; (2) any representation or warranty made in connection with the 2005 Credit Facility being incorrect in any material respect when made or deemed made; (3) default in the observance or performance of any covenant, condition or agreement contained in the 2005 Credit Facility or related loan documents and such default shall continue unremedied or shall not be waived for 30 days; (4) failure to make payments on other indebtedness involving in excess of $1.0 million; (5) voluntary or involuntary bankruptcy, insolvency or reorganization of us or any of our subsidiaries; (6) entry of fines or judgments against us for payment of an amount in excess of $2.5 million; (7) an ERISA event which could reasonably be expected to cause a material adverse effect or the imposition of a lien on any of our assets; (8) any security agreement or document under the 2005 Credit Facility ceases to create a lien on any assets securing the 2005 Credit Facility; (9) any guarantee ceases to be in full force and effect; (10) any material provision of the 2005 Credit Facility ceases to be valid and binding or enforceable; (11) a change of control as defined in the 2005 Credit Agreement; of (12) any determination, ruling, decision, decree or order of any governmental authority, which prohibits or restrains Basic and its subsidiaries from conducting business and that could reasonably be expected to cause a material adverse effect.

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

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of December 31, 2006, we had total capital leases of approximately $37.7 million.

Losses on Extinguishment of Debt

In April 2006, we recognized a loss on the early extinguishment of debt of $2.7 million representing unamortized deferred debt issuance costs in connection with the retirement of the Term B Loan.

In 2005 we recognized a loss on the early extinguishment of debt of $627,000 in connection with our 2005 Credit Facility discussed above.

Credit Rating Agencies

In April 2006, we received credit ratings of Baa3 from Moody’s and B+ from Standard & Poor’s for our 2005 Credit Facility. Also, we received ratings of B1 from Moody’s and B from Standard & Poor’s for our Senior Notes. None of our debt or other instruments is dependent upon our credit ratings. However, the credit ratings may affect our ability to obtain financing in the future. On February 6, 2007, we received credit ratings of Ba1 from Moody’s and BB from Standard & Poor’s for our 2007 Credit Facility.

Preferred Stock

At December 31, 2006 and December 31, 2005, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.

Other Matters

Net Operating Losses

We used all of our then-available net operating losses for federal income tax purposes when we completed a recapitalization in December 2000, which included a significant amount of debt forgiveness. In 2002, our profitability suffered and, when combined with a significant level of capital expenditures, we ended 2002 with a net operating loss, or NOL, of $30.4 million. In 2003, we returned to profitability, but we again made significant investments in existing equipment, additional equipment and acquisitions. Due to these events, we again reported a tax loss in 2003 and ended the year with a $50.7 million NOL, including $7.0 million that was included in the purchase of FESCO. As of December 31, 2006, we had approximately $4.0 million of NOL carryforwards related to the pre-acquisition period of FESCO, which is subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements. The bulletin’s interpretations address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Basic adopted the interpretation in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation, which is required to be reported as an adjustment to our opening balance of retained earnings in 2007, is currently not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123R, “Share-Based Payment” (“SFAS No. 123R”). We adopted the provisions of SFAS No. 123R on January 1, 2006 using the modified prospective application. Accordingly, we will recognize compensation expense for all newly granted awards and awards modified, repurchased, or cancelled after January 1, 2006.

Compensation cost for the unvested portion of awards that are outstanding as of January 1, 2006 will be recognized ratably over the remaining vesting period. The compensation cost for the unvested portion of awards will be based on the fair value at date of grant as calculated for our pro forma disclosure under SFAS No. 123.

However, we will continue to account for any portion of awards outstanding on January 1, 2006 that were initially measured using the minimum value method under the intrinsic value method in accordance with APB No. 25. We began to recognize compensation expense for awards under our 2003 Incentive Plan on January 1, 2006.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2006, we had no outstanding borrowings subject to variable interest rate risk. In April 2006, we completed a private offering for $225,000,000 aggregate principal amount of 7.125% Senior Notes. The net proceeds from the offering were used to retire the outstanding Term B Loan balance under our senior credit facility and to pay down the outstanding balance under the revolving credit facility. When the Term B Loan was retired, we settled an existing interest rate swap agreement and realized a gain on settlement of $287,000.

However, we do have available borrowing capacity under our revolving credit facility, and we will be subject to variable interest rate risk in the event we have outstanding borrowings under the revolving credit facility in the future. On March 6, 2007, we borrowed approximately $85.0 million, which was subject to variable interest rate risk, under the revolving credit facility to help fund the acquisition of JetStar Consolidated Holdings, Inc.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Basic Energy Services, Inc.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Basic Energy Services, Inc. (“Basic” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of Basic’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

The Company’s internal control over financial reporting is supported by written policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the Company’s transactions and dispositions of the Company’s assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorization of the Company’s management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2006, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired G&L Tool, Ltd., Arkla Cementing, Inc., Globe Well Service, Inc., Hennessey Rental Tools, Inc., Chaparral Service, Inc., Reddline Services, LLC and Rebel Testers, Ltd. during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 any internal control evaluation over financial reporting the associated total assets of approximately $113.3 million and total revenues of approximately $65.1 million included in the consolidated financial statements of Basic Energy Services Inc. and subsidiaries as of and for the year ended December 31, 2006.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on management’s assessment of internal control over financial reporting.

/s/ Kenneth V. Huseman Kenneth V. Huseman	/s/ Alan Krenek Alan Krenek
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited management’s assessment, included in the accompanying Management’s Report on Internal Control over Financial Reporting, that Basic Energy Services, Inc and subsidiaries (Company) maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The Company acquired G&L Tool, Ltd, Arkla Cementing, Inc., Globe Well Services, Inc., Hennessey Rental Tools Inc., Chaparral Service, Inc., Reddline Services, LLC, and Rebel Testers, Ltd. (collectively the 2006 Excluded Acquisitions) during 2006, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, the 2006 Excluded Acquisitions’ internal control over financial reporting associated with total assets of $113.3 million and total revenues of $65.1 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2006. Our audit of internal control over financial reporting of Basic Energy Services, Inc. also excluded an evaluation of the internal control over financial reporting of the 2006 Excluded Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. Our report dated March 15, 2007 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 15, 2007

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of operations and comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2006. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 15, 2007 expressed an unqualified opinion on management’s assessment of, and the effective operation of, internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 15, 2007

Basic Energy Services, Inc.

Consolidated Balance Sheets

	December 31,
	2006	2005
	(In thousands, except share data)

ASSETS
Current assets:
Cash and cash equivalents	$51,365	$32,845
Trade accounts receivable, net of allowance of $3,963 and $2,775, respectively	129,381	86,932
Accounts receivable — related parties	94	65
Inventories	8,409	1,648
Prepaid expenses	8,873	3,112
Other current assets	3,210	2,060
Deferred tax assets	8,432	6,020

Total current assets	209,764	132,682

Property and equipment, net	475,431	309,075
Deferred debt costs, net of amortization	6,536	4,833
Goodwill	101,579	48,227
Other assets	2,950	2,140

	$796,260	$496,957

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,335	$13,759
Accrued expenses	43,719	33,548
Income taxes payable	12,301	7,210
Current portion of long-term debt	12,001	7,646
Other current liabilities	1,430	1,124

Total current liabilities	89,786	63,287

Long-term debt	250,742	119,241
Deferred income	—	17
Deferred tax liabilities	73,413	53,770
Other long-term liabilities	3,069	2,067
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at December 31, 2006 and 2005, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 38,297,605 issued; 38,297,605 shares outstanding at December 31, 2006 and 33,931,935 issued; 33,785,359 shares outstanding at December 31, 2005	383	339
Additional paid-in capital	256,527	239,218
Deferred compensation	—	(7,341)
Retained earnings	122,340	28,654
Treasury stock, 146,576 shares at December 31, 2005, at cost	—	(2,531)
Accumulated other comprehensive income	—	236

Total stockholders’ equity	379,250	258,575

	$796,260	$496,957

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31
	2006	2005	2004
	(Dollars in thousands, except per share amounts)

Revenues:
Well servicing	$330,725	$221,993	$142,551
Fluid services	194,636	132,280	98,683
Drilling and completion services	154,412	59,832	29,341
Well site construction services	50,375	45,647	40,927

Total revenues	730,148	459,752	311,502

Expenses:
Well servicing	186,428	137,392	98,058
Fluid services	118,378	82,551	65,167
Drilling and completion services	74,981	30,900	17,481
Well site construction services	35,067	32,000	31,454
General and administrative, including stock-based compensation of $3,429, $2,890, and $1,587 in 2006, 2005 and 2004, respectively	81,318	55,411	37,186
Depreciation and amortization	62,087	37,072	28,676
(Gain) loss on disposal of assets	277	(222)	2,616

Total expenses	558,536	375,104	280,638

Operating income	171,612	84,648	30,864
Other income (expense):
Interest expense	(17,466)	(13,065)	(9,714)
Interest income	1,962	405	164
Loss on early extinguishment of debt	(2,705)	(627)	—
Other income (expense)	169	220	(398)

Income from continuing operations before income taxes	153,572	71,581	20,916
Income tax expense	(54,742)	(26,800)	(7,984)

Income from continuing operations	98,830	44,781	12,932
Discontinued operations, net of tax	—	—	(71)

Net income available to common stockholders	$98,830	$44,781	$12,861

Basic earnings per share of common stock:
Continuing operations	$2.87	$1.57	$0.46
Discontinued operations	—	—	—

Net income available to common stockholders	$2.87	$1.57	$0.46

Diluted earnings per share of common stock:
Continuing operations	$2.56	$1.35	$0.42
Discontinued operations	—	—	—

Net income available to common stockholders	$2.56	$1.35	$0.42

Comprehensive Income:
Net income	$98,830	$44,781	$12,861
Unrealized gains on hedging activities	51	193	43
Less: reclassification adjustment for gain included in net income	(287)	—	—

Comprehensive Income:	$98,594	$44,974	$12,904

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

							Accumulated
			Additional			Retained	Other	Total
	Common Stock		Paid-in	Deferred	Treasury	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	(Deficit)	Income	Equity
	( In thousands, except share data)

Balance — December 31, 2003	28,094,435	$56	$136,524	$(297)	$—	$(28,988)	$—	$107,295
Issuance of restricted stock and stock options	837,500	2	6,278	(6,280)	—	—	—	—
Amortization of deferred compensation	—	—	—	1,587	—	—	—	1,587
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	43	43
Net income	—	—	—	—	—	12,861	—	12,861

Balance — December 31, 2004	28,931,935	58	142,802	(4,990)	—	(16,127)	43	121,786
Stock-based compensation awards	—	—	5,241	(5,241)	—	—	—	—
Amortization of deferred compensation	—	—	—	2,890	—	—	—	2,890
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	193	193
Forfeited 11,250 shares at cost of $0	—	—	—	—	—	—	—	—
Effect of stock split	—	231	(231)	—	—	—	—	—
Proceeds from common stock issuance, net of $2,044 of offering costs	5,000,000	50	91,406	—	—	—	—	91,456
Purchase of 135,326 of treasury stock	—	—	—	—	(2,531)	—	—	(2,531)
Net income	—	—	—	—	—	44,781	—	44,781

Balance — December 31, 2005	33,931,935	339	239,218	(7,341)	(2,531)	28,654	236	258,575
Adoption of Statement of Financial Accounting Standard No. 123R	—	—	(7,341)	7,341	—	—	—	—
Amortization of deferred compensation	—	—	3,429	—	—	—	—	3,429
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	51	51
Settlement of interest rate swap agreement	—	—	—	—	—	—	(287)	(287)
Offering costs	—	—	(227)	—	—	—	—	(227)
Exercise of stock warrants	4,350,000	44	17,357	—	—	—	—	17,401
Purchase of treasury stock	—	—	—	—	(3,218)	—	—	(3,218)
Exercise of stock options	15,670	—	4,091	—	5,749	(5,144)	—	4,696
Net Income	—	—	—	—	—	98,830	—	98,830

Balance — December 31, 2006	38,297,605	$383	$256,527	$—	$—	$122,340	$—	$379,250

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004
	(In thousands)

Cash flows from operating activities:
Net income	$98,830	$44,781	$12,861
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	62,087	37,072	28,676
Accretion on asset retirement obligation	78	42	33
Change in allowance for doubtful accounts	1,188	(333)	1,150
Non-cash interest expense	804	1,062	970
Non-cash compensation	3,429	2,890	1,587
Loss on early extinguishment of debt	2,705	627	—
(Gain) loss on disposal of assets	277	(222)	2,616
Deferred income taxes	2,611	18,301	7,984
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,933)	(27,577)	(13,841)
Inventories	(714)	(262)	394
Prepaid expenses and other current assets	(6,771)	304	446
Other assets	(450)	(49)	(569)
Accounts payable	5,128	2,174	3,416
Excess tax benefits from exercise of employee stock options	(4,022)	—	—
Income tax payable	6,344	7,013	—
Deferred income and other liabilities	(171)	374	127
Accrued expenses	7,258	12,992	689

Net cash provided by operating activities	145,678	99,189	46,539

Cash flows from investing activities:
Purchase of property and equipment	(104,574)	(83,095)	(55,674)
Proceeds from sale of assets	5,560	2,436	2,484
Payments for other long-term assets	(6,769)	(1,642)	(1,113)
Payments for businesses, net of cash acquired	(135,568)	(25,378)	(19,284)

Net cash used in investing activities	(241,351)	(107,679)	(73,587)

Cash flows from financing activities:
Proceeds from debt	305,546	16,000	43,500
Payments of debt	(204,793)	(81,924)	(21,236)
Proceeds from common stock, net of $2,044 of offering costs	—	91,456	—
Purchase of treasury stock	(3,218)	(2,531)	—
Offering costs related to initial public offering	(227)	—	—
Excess tax benefits from exercise of employee stock options	4,022	—	—
Exercise of employee stock options	674	—	—
Proceeds from exercise stock warrants	17,401	—	—
Deferred loan costs and other financing activities	(5,212)	(1,813)	(766)

Net cash provided by financing activities	114,193	21,188	21,498

Net increase (decrease) in cash and equivalents	18,520	12,698	(5,550)
Cash and cash equivalents — beginning of year	32,845	20,147	25,697

Cash and cash equivalents — end of year	$51,365	$32,845	$20,147

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements
December 31, 2006, 2005, and 2004

1.	Nature of Operations

Basic Energy Services, Inc. provides a range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas and Louisiana, and the Rocky Mountain states.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Inventories

For Rental and Fishing Tools, inventories consisting mainly of grapples, controls, and drill bits are stated at the lower of cost or market, with cost being determined on the average cost method. Other inventories, consisting mainly of rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.

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

Building and improvements	20-30 years
Well servicing units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Frac/test tanks	10 years
Pressure pumping equipment	5-10 years
Construction equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	3-15 years
Aircraft	20 years
Software and computers	3 years

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic had no impairment expense in 2006, 2005 or 2004.

Deferred Debt Costs

Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.

Deferred debt costs of approximately $7.1 million at December 31, 2006 and $7.0 million at December 31, 2005, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $523,000, and $2.2 million at December 31, 2006 and December 31, 2005, respectively. Amortization of deferred debt costs totaled approximately $804,000, $1,062,000 and $907,000 for the years ended December 31, 2006, 2005 and 2004, respectively.

In 2006, Basic recognized a loss on early extinguishment of debt related to deferred debt costs. (See note 5)

Goodwill and Other Intangible Assets

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets subject to amortization under SFAS No. 142 consist of non-compete agreements. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $2.9 million and $2.7 million at December 31, 2006 and 2005, respectively. Accumulated amortization related to these intangible assets totaled approximately $1.3 and $1.6 million at December 31, 2006 and 2005, respectively. Amortization expense for the years ended December 31, 2006, 2005 and 2004 was approximately $650,000, $519,000, and $457,000, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $519,000, $418,000, $315,000, $217,000, and $81,000 in 2007, 2008, 2009, 2010, and 2011 respectively.

Basic has identified its reporting units to be well servicing, fluid services, drilling and completion services and well site construction services. The goodwill allocated to such reporting units as of December 31, 2006 is $22.1 million, $38.3 million, $37.5 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the year ended December 31, 2006 of $53.4 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $12.1 million, $17.8 million and $23.5 million of goodwill additions relating to the well servicing, fluid services and drilling and completion units, respectively.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2006, 2005, or 2004.

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

In May 2004, Basic implemented a cash flow hedge to protect itself from fluctuation in cash flows associated with its credit facility. Changes in fair value of the hedging derivative were initially recorded in other comprehensive income, then recognized in income in the same period(s) in which the hedged transaction affected income. Ineffective portions of a cash flow hedging derivative’s change in fair value were recognized currently in earnings. Basic had no ineffectiveness related to its cash flow hedge in 2005 or 2004. The March 28, 2006 amendment to the 2005 credit facility deleted the requirement to maintain the cash flow hedge upon payoff of the Term B Loans. In April 2006, Basic paid off all outstanding borrowings under the Term B Loan (See note 5). Accordingly in April 2006, the interest rate swap was terminated and the balance remaining in accumulated comprehensive income was recognized in earnings.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during years ended December 31, 2006 and 2005 (in thousands):

Balance, December 31, 2004	$473
Additional asset retirement obligations recognized through acquisitions	74
Accretion expense	42
Settlements	(20)

Balance, December 31, 2005	$569
Additional asset retirement obligations recognized through acquisitions	289
Accretion expense	78
Settlements	(78)
Increase in asset retirement obligations due to change in estimate	479

Balance, December 31, 2006	$1,336

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Recent Accounting Pronouncements

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 108 (SAB 108), Considering the Effects of Prior Year Misstatements when Quantifying Misstatement in Current Year Financial Statements. The bulletin’s interpretations address diversity in practice in quantifying financial statement misstatements and the potential under current practice for the build up of improper amounts on the balance sheet. Basic adopted the interpretation in the fourth quarter of 2006. The adoption of SAB 108 did not have a material impact on the Company’s financial position, cash flows, or results of operations.

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The cumulative effect of applying the provisions of this interpretation, which is required to be reported separately as an adjustment to our opening balance of retained earnings in 2007, is currently not expected to have a material impact on our results of operations, financial position or cash flows.

In December 2004, the FASB issued SFAS No. 123R. As discussed under Note 2, “Stock-Based Compensation,” Basic adopted the provisions of SFAS No. 123R on January 1, 2006.

3.	Acquisitions

In 2006, 2005 and 2004, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid
		(net of cash
	Closing Date	acquired)

Action Trucking — Curtis Smith, Inc.	April 27, 2004	$821
Rolling Plains	May 30, 2004	3,022
Perry’s Pump Service	May 30, 2004	1,379
Lone Tree Construction	June 23, 2004	211
Hayes Services	July 1, 2004	1,595
Western Oil Well	July 30, 2004	854
Summit Energy	August 19, 2004	647
Energy Air Drilling	August 30, 2004	6,500
AWS Wireline	November 1, 2004	4,255

Total 2004		$19,284

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

		Total Cash Paid
		(net of cash
	Closing Date	acquired)

R & R Hot Oil Service	January 5, 2005	1,702
Premier Vacuum Service, Inc.	January 28, 2005	1,009
Spencer’s Coating Specialist	February 9, 2005	619
Mark’s Well Service	February 25, 2005	579
Max-Line, Inc.	April 28, 2005	1,498
MD Well Service, Inc.	May 17, 2005	4,478
179 Disposal, Inc.	August 4, 2005	1,729
Oilwell Fracturing Services, Inc.	October 11, 2005	13,764

Total 2005		$25,378

LeBus Oil Field Services Co.	January 31, 2006	$24,618
G&L Tool, Ltd.	February 28, 2006	58,514
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,674
Hydro-Static Tubing Testers, Inc.	July 6, 2006	1,143
Hennessey Rental Tools, Inc.	August 1, 2006	8,205
Stimulation Services, LLC	August 1, 2006	4,500
Chaparral Service, Inc.	August 15, 2006	17,605
Reddline Services, LLC	August 24, 2006	1,900
Rebel Testers, Ltd.	September 14, 2006	2,397

Total 2006		$135,568

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of G&L Tool, Ltd in 2006 is deemed significant and is discussed below in further detail.

G&L Tool, Ltd.

On February 28, 2006, Basic acquired substantially all of the assets of G&L Tool Ltd. (G&L) for $58.5 million plus a contingent earn-out payment not to exceed $21.0 million. The contingent earn-out payment will be equal to fifty percent of the amount by which the annual EBITDA (as defined in the purchase agreement) earned by the G&L assets exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached. This acquisition provided a platform to expand into the rental and fishing tool market operations. The cost of the G&L acquisition was allocated $40.8 million to property and equipment, $5.2 million to inventory, $12.5 million to goodwill, all of which is expected to be deductible for tax purposes, and $51,000 to non-compete agreements. During the year, an adjustment was made to the purchase price allocation which increased the value of inventory by $5.2 million and reduced fixed assets and goodwill by $3.8 million and $1.4 million, respectively. This allocation adjustment was made as a result of an increase to the fair market value of the asset and the increased ability for tracking certain assets obtained in the acquisition.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following unaudited pro-forma results of operations have been prepared as though the G&L acquisition had been completed on January 1, 2005. Pro forma amounts are based on the final purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Twelve Months Ended December 31,
	2006	2005

Revenues	$739,641	$499,177
Net income	$101,294	$52,527
Earnings per common share — basic	$2.94	$1.84
Earnings per common share — diluted	$2.62	$1.58

Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2004, 2005 or 2006 is material, either individually or when aggregated, to the reported results of operations.

Contingent Earn-out Arrangements and Final Purchase Price Allocations

Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. All amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisitions of New Force Energy Services, Rolling Plains, Premier Vacuum Services and G&L Tool. Payments related to contingent earn-out agreements on Chaparral Services and Redline Services will be reflected as compensation expense when paid or accrued.

The following presents a summary of acquisitions that have a contingent earn-out arrangement in effect as of December 31, 2006 (in thousands):

		Maximum
		Exposure of
	Termination date of	Contingent	Amount Paid or
	Contingent Earn-out	Earn-out	Accrued Through
Acquisition	Arrangement	Arrangement	December 31, 2006

New Force Energy Services	January 27, 2008	$2,700	$2,191
Rolling Plains	April 30, 2009	*	3,157
Premier Vacuum Services, Inc.	February 1, 2010	900	515
Chaparral Services, Inc.	August 31, 2011	1,000	67
Reddline Services LLC	August 30, 2011	625	42
G&L Tool, Ltd.	February 28, 2011	21,000	2,994

		$26,225	$8,966

*	Basic will pay to the sellers an amount for each of the five consecutive 12 month periods beginning on May 1, 2004 equal to 50% of the amount by which annual EBITDA exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2006	2005

Land	$2,913	$1,902
Buildings and improvements	13,293	8,634
Well service units and equipment	283,084	199,070
Fluid services equipment	87,139	59,104
Brine and fresh water stations	8,710	7,746
Frac/test tanks	49,582	31,475
Pressure pumping equipment	67,540	31,101
Construction equipment	27,342	24,224
Disposal facilities	25,913	16,828
Vehicles	32,215	23,329
Rental equipment	32,548	6,519
Aircraft	4,119	3,236
Other	8,807	8,602

	643,205	421,770
Less accumulated depreciation and amortization	167,774	112,695

Property and equipment, net	$475,431	$309,075

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2006	2005

Light vehicles	$23,843	$17,912
Well service units and equipment	808	—
Fluid services equipment	26,460	14,011
Pressure pumping equipment	1,820	—
Construction equipment	3,559	1,300

	56,490	33,223
Less accumulated amortization	13,785	8,474

	$42,705	$24,749

Amortization of assets held under capital leases of approximately $5.3 million, $1.3 million, and $1.8 million for the years ended December 31, 2006, 2005, and 2004, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2006	2005

Credit Facilities:
Term B Loan	$—	$90,000
Revolver	—	16,000
7.125% Senior Notes	225,000	—
Capital leases and other notes	37,743	20,887

	262,743	126,887
Less current portion	12,001	7,646

	$250,742	$119,241

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

Pursuant to the Indenture, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. The Company was in compliance with the restrictive covenants at December 31, 2006.

As part of the issuance of the above-mentioned Senior Notes, the Company incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

At Basic’s option, borrowings under the 2005 Term B Loan bear interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus .5% per annum) plus 1% or (b) the LIBOR rate plus 2.0%. At December 31, 2006, Basic had paid outstanding borrowings under the Term B Loan in full; therefore, a Term B Loan weighted average interest rate was not calculated. However, at December 31, 2005, Basic’s weighted average interest rate on its Term B Loan was 6.4%.

At Basic’s option, borrowings under the 2005 Revolver bear interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus .5% per annum) plus a margin ranging from .50% to 1.25% or (b) the LIBOR rate plus a margin ranging from 1.5% to 2.25%. The margins vary depending on Basic’s leverage ratio. At December 31, 2006, Basic’s margin on Alternative Base Rates and LIBOR tranches was .75% and 1.75%, respectively. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.5% to 2.25% for participation fees and .125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at rates ranging from .375% to .5%.

At December 31, 2006, Basic, under its Revolver, had no outstanding borrowings and $10.6 million of letters of credit and no amounts outstanding in swing-line loans. At December 31, 2006 and December 31, 2005 Basic had availability under its Revolver of $139.4 million and $124.4 million, respectively.

Pursuant to the 2005 Credit Facility, Basic must apply proceeds to reduce principal outstanding under the 2005 Revolver from (a) individual assets sales greater than $2 million or $7.5 million in the aggregate on an annual basis, and (b) 50% of the proceeds from any equity offering. The 2005 Credit Facility required Basic to enter into an interest rate hedge, through May 28, 2006 on at least $65 million of Basic’s then outstanding indebtedness. The March 28, 2006 amendment deleted this requirement upon payoff of the Term B Loans. In April 2006, Basic paid off all outstanding borrowings under the Term B Loan. Paydowns on the 2005 Term B Loan may not be reborrowed.

The 2005 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limiting of the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfers of assets without the lenders’ consent, (c) limitation on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.5 to 1.0 reducing over time to 3.25 to 1.0, (2) a minimum interest coverage ratio of 3.0 to 1.0 and (e) limitations on capital expenditures in any period of four consecutive quarters in excess of 20% of Consolidated Net Worth unless certain criteria are met. At December 31, 2006, Basic was in compliance with its covenants.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually or in the aggregate.

As of December 31, 2006 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2007	$—	$12,001
2008	—	10,891
2009	—	8,563
2010	—	5,719
2011	—	569
Thereafter	225,000	—

	$225,000	$37,743

Basic’s interest expense consisted of the following (in thousands):

	Year Ended December 31,
	2006	2005	2004

Cash payments for interest	$12,587	$11,421	$8,159
Commitment and other fees paid	566	185	$25
Amortization of debt issuance costs	805	1,062	970
Accrued interest on senior notes	3,384	—	—
Other	124	397	560

	$17,466	$13,065	$9,714

Losses on Extinguishment of Debt

In April of 2006, Basic recognized a loss on the early extinguishment of debt. Basic wrote off unamortized debt issuance costs of approximately $2.7 million, which related to the prepayment of the Term B Loan.

In 2005, Basic recognized a loss on the early extinguishment of debt. Basic wrote-off unamortized debt issuance costs of approximately $627,000.

6.	Income Taxes

Income tax provision (benefit) was allocated as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Income from continuing operations	$54,742	$26,800	$7,984
Discontinued operations	—	—	(38)

	$54,742	$26,800	$7,946

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Income tax expense attributable to income from continuing operations consists of the following (in thousands):

	Years Ended December 31,
	2006	2005	2004

Current:
Federal	$50,499	$8,048	$—
State	1,632	451	—

Total	$52,131	$8,499	$—

Deferred:
Federal	$3,594	$17,335	$7,563
State	(983)	966	421

Total	$2,611	$18,301	$7,984

Basic paid Federal income taxes of $40,200,000 during 2006 and $1,325,000 during 2005. No Federal income taxes were paid or received in 2004.

Reconciliation between the amount determined by applying the Federal statutory rate of 35% to the income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004

Statutory Federal income tax	$53,750	$25,053	$7,321
Meals and entertainment	430	324	265
State taxes, net of Federal benefit	778	1,415	421
Change in tax rates	—	—	—
Changes in estimates and other	(216)	8	(23)

	$54,742	$26,800	$7,984

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2006	2005

Deferred tax assets:
Receivables allowance	$1,461	$1,025
Asset retirement obligation	234	210
Accrued liabilities	6,659	5,181
Operating loss carryforward	1,412	1,856
Deferred Compensation	1,790	1,140

Total deferred tax assets	11,556	9,412
Deferred tax liabilities:
Property and equipment	(73,926)	(55,768)
Goodwill and intangibles	(2,611)	(1,208)
Interest rate derivative	—	(186)

Total deferred tax liabilities	(76,537)	(57,162)

Net deferred tax liability	(64,981)	(47,750)

Recognized as:
Deferred tax assets — current	8,432	6,020
Deferred tax liabilities — non-current	(73,413)	(53,770)

Net deferred tax liability	$(64,981)	$(47,750)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2006 or 2005.

As of December 31, 2006, Basic had approximately $4.0 million of net operating loss carryforwards (“NOL”) for U.S. federal income tax purposes related to the preacquisition period of FESCO, which are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2006, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,

2007	$2,551
2008	2,360
2009	2,098
2010	1,493
2011	1,200
Thereafter	3,904

Rent expense approximated $13.9 million, $7.0 million, and $5.6 million for 2006, 2005 and 2004, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the employment agreement with Mr. Huseman, Chief Executive Officer and president of Basic, effective December 31, 2006 through December 31, 2009, Mr. Huseman will be entitled to an annual salary of $400,000 and a minimum annual bonus of $50,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Huseman would be entitled to three times his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of our Company, Mr. Huseman would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic has entered into employment agreements with various other executive officers of Basic that range in term up through December 2007. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to amounts ranging from 1.5 times to 0.75 times the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination occurred . If employment is terminated for certain reasons within the six months preceding or the twelve months following the chance of control of our Company, he would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus the higher of (i) his current incentive target bonus for the full year in

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $150,000 and $150,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.

At December 31, 2006 and December 31, 2005, self-insured risk accruals totaled approximately $12.6 million, net of $652,000 receivable for medical and dental coverage, and $9.5 million, net of $127,000 receivable for medical and dental coverage, respectively.

8.	Stockholders’ Equity

Common Stock

In February 2002, a group of related investors purchased a total of 3,000,000 shares of Basic’s common stock at a purchase price of $4 per share, for a total purchase price of $12 million. As part of the purchase, 600,000 common stock warrants were issued in connection with this transaction, the fair value of which was approximately $1.2 million (calculated using an option valuation model). The warrants allow the holder to purchase 600,000 shares of Basic’s common stock at $4 per share. The warrants were exercisable in whole or in part after June 30, 2002 and prior to February 13, 2007.

In June of 2002 Basic granted 3,750,000 common stock warrants to acquire a total of 3,750,000 shares of common stock at a price of $4 per share, exercisable in whole or in part from June 30, 2002 through June 30, 2007.

In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $1.3 million, $1.6 million and $1.3 million for the years ended December 31, 2006, 2005 and 2004.

In December 2005, Basic issued 5,000,000 shares of common stock during the Company’s Initial Public Offering to a group of investors for $100 million or $20 per share. After deducting fees, this resulted in net proceeds to Basic totaling approximately $91.5 million.

On October 5, 2006, all outstanding warrants were exercised to purchase an aggregate of 4,350,000 shares of Basic’s common stock. In connection with the exercise of the warrants, Basic received an aggregate of $17.4 million from the Holders in satisfaction of the exercise price of the warrants (representing an exercise price of $4.00 per share of Basic’s common stock acquired).

During year ended 2006, Basic issued 293,350 shares of common stock from treasury stock for the exercise of stock options. Also, Basic issued 15,670 shares of newly-issued common stock for the exercise of stock options.

Preferred Stock

At December 31, 2006 and 2005, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The Stockholders’ Agreement currently provides for demand and piggyback registration rights following the completion of our 2005 initial public offering of Basic’s common stock.

10.	Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective April 22, 2005) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s successors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 5,000,000 shares. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards, and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

On March 15, 2006, the board of directors granted various employees and directors options to purchase 418,000 shares of common stock of Basic at an exercise price of $26.84 per share. All of the 418,000 options granted in 2006 vest over a five-year period and expire 10 years from the date they were granted. Option awards are generally granted with an exercise price equal to the market price of the Company’s stock at the date of grant.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2006 is an implied volatility based upon a peer group. When the Company has sufficient historical data to calculate expected volatility, the Company will use its’ own historical data to calculate expected volatility. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2006, the Company used the simplified method to calculate the expected term. The risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the years ended December 31, 2006, 2005 and 2004, compensation expense related to share-based arrangements was approximately $3.4 million, $2.9 million and $1.6 million , respectively. For compensation expense recognized during the years ended

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

December 31, 2006, 2005 and 2004 Basic recognized a tax benefit of approximately $1,222,000, $1,082,000 and $606,000, respectively.

The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

	Years Ended December 31,
	2006	2005	2004

Risk-free interest rate	4.7%	4.2% - 4.5%	4.0% - 4.7%
Expected term	6.65	6.00 - 10.00	10.0
Expected volatility	47.0%	0.0%	0.0%
Expected dividend yield	—	—	—

Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2006 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)

Non-statutory stock options:
Outstanding, beginning of period	2,445,800	$5.44
Options granted	418,000	$26.84
Options forfeited	(97,000)	$10.46
Options exercised	(309,020)	$4.10
Options expired	—	$—

Outstanding, end of period	2,457,780	$9.05	7.20	$39,228

Exercisable, end of period	1,142,613	$4.35	5.75	$23,199

Vested or expected to vest, end of period	2,439,080	$8.91	7.18	$39,228

The weighted-average grant date fair value of share options granted during the years ended December 31, 2006, 2005 and 2004 was $14.47, $8.00 and $3.14, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2006, 2005 and 2004 was approximately $7.1 million, $0 and $0, respectively.

A summary of the status of the Company’s non-vested share grants at December 31, 2006 and changes during the year ended December 31, 2006 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value per Share

Nonvested at beginning of period	591,875	$6.98
Granted during period	—	—
Vested during period	(230,625)	6.98
Forfeited during period	—	—

Nonvested at end of period	361,250	$6.98

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2006, there was $8.8 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.06 years. The total fair value of share-based awards vested during the years ended December 31, 2006, 2005 and 2004 was approximately $12.3 million, $5.3 million and $2.6 million, respectively.

Cash received from share option exercises under the incentive plan was approximately $671,000, $0 and $0 for the years ended December 31, 2006, 2005 and 2004, respectively. The actual tax benefit realized for the tax deductions from options exercised was $4.0 million, $0 and $0, respectively, for the years ended December 31, 2006, 2005 and 2004.

The Company has a history of issuing Treasury and newly-issued shares to satisfy share option exercises.

11.	Related Party Transactions

Basic had receivables from employees of approximately $94,000 and $65,000 as of December 31, 2006 and December 31, 2005, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.

12.	Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees with more than 90 days of service. Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. Basic makes a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $2.5 million, $468,000 and $363,000 in 2006, 2005 and 2004, respectively.

13.	Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $8,800 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan approximated $199,000, $56,000, and $0 in 2006, 2005 and 2004, respectively.

14.	Earnings Per Share

Basic presents earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted earnings per share:

	Years Ended December 31,
	2006	2005	2004

Numerator (both basic and diluted):
Income from continuing operations	$98,830	$44,781	$12,932
Discontinued operations, net of tax	—	—	(71)

Net income available to common stockholders	$98,830	$44,781	$12,861

Denominator:
Denominator for basic earnings per share	34,471,771	28,580,911	28,094,435
Stock options	1,054,040	789,991	389,975
Unvested restricted stock	244,153	638,442	837,500
Common stock warrants	2,823,029	3,159,035	1,333,310

Denominator for diluted earnings per share	38,592,993	33,168,379	30,655,220

Basic earnings per common share:
Income from continuing operations	$2.87	$1.57	$0.46
Discontinued operations, net of tax	—	—	—

Net income available to common stockholders	$2.87	$1.57	$0.46

Diluted earnings per common share:
Income from continuing operations	$2.56	$1.35	$0.42
Discontinued operations, net of tax	—	—	—

Net income available to common stockholders	$2.56	$1.35	$0.42

15.	Assets Held for Sale and Discontinued Operations

In August, 2003 Basic’s management and board of directors made the decision to dispose of its fluid services operations in Alaska it acquired in the FESCO acquisition prior to closing of the acquisition. After this disposal Basic no longer had any operations in Alaska.

The following are the results of operations, since their acquisition in October 2003, from the discontinued operations (in thousands):

Year Ended
December 31, 2004

Revenues	$1,705
Operating costs	(1,814)
Income taxes — deferred	38

Loss from discontinued operations, net of tax	$(71)

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Business Segment Information

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

Drilling and Completion Services:  This segment utilizes a fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and an array of specialized rental equipment and fishing tools. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Drilling and	Well Site
	Well	Fluid	Completion	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total

Year ended December 31, 2006
Operating revenues	$330,725	$194,636	$154,412	$50,375	$—	$730,148
Direct operating costs	(186,428)	(118,378)	(74,981)	(35,067)	—	(414,854)

Segment profits	$144,297	$76,258	$79,431	$15,308	$—	$315,294

Depreciation and amortization	$28,930	$16,090	$11,070	$3,602	$2,395	$62,087
Capital expenditures, (excluding acquisitions)	$48,727	$27,100	$18,646	$6,067	$4,034	$104,574
Identifiable assets	$243,678	$161,555	$129,471	$32,372	$229,184	$796,260
Year ended December 31, 2005
Operating revenues	$221,993	$132,280	$59,832	$45,647	$—	$459,752
Direct operating costs	(137,392)	(82,551)	(30,900)	(32,000)	—	(282,843)

Segment profits	$84,601	$49,729	$28,932	$13,647	$—	$176,909

Depreciation and amortization	$18,671	$9,415	$3,644	$2,808	$2,534	$37,072
Capital expenditures, (excluding acquisitions)	$42,838	$21,602	$8,361	$6,443	$3,851	$83,095
Identifiable assets	$169,487	$100,959	$45,850	$28,376	$152,621	$497,293
Year ended December 31, 2004
Operating revenues	$142,551	$98,683	$29,341	$40,927	$—	$311,502
Direct operating costs	(98,058)	(65,167)	(17,481)	(31,454)	—	(212,160)

Segment profits	$44,493	$33,516	$11,860	$9,473	$—	$99,342

Depreciation and amortization	$14,125	$8,316	$2,402	$1,857	$1,976	$28,676
Capital expenditures, (excluding acquisitions)	$27,918	$16,436	$3,670	$4,748	$2,902	$55,674
Identifiable assets	$126,208	$87,349	$24,246	$24,064	$105,993	$367,860

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2006	2005	2004

Segment profits	$315,294	$176,909	$99,342
General and administrative expenses	(81,318)	(55,411)	(37,186)
Depreciation and amortization	(62,087)	(37,072)	(28,676)
Gain (loss) on disposal of assets	(277)	222	(2,616)

Operating income	$171,612	$84,648	$30,864

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

17.	Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2006	2005

Compensation related	$14,006	$10,576
Workers’ compensation self-insured risk reserve	8,497	7,461
Health self-insured risk reserve	5,289	2,200
Accrual for receipts	3,608	1,841
Authority for expenditure accrual	1,325	3,052
Ad valorem taxes	106	935
Sales tax	1,886	2,407
Insurance obligations	489	673
Purchase order accrual	41	96
Professional fee accrual	216	1,079
Diesel tax accrual	—	385
Contingent earnout obligation	2,189	—
Retainers	181	1,042
Fuel accrual	460	368
Accrued interest	3,620	391
Contingent liability	—	1,000
Franchise Tax Payable	1,789	—
Other	17	42

	$43,719	$33,548

18.	Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year Ended December 31,
	2006	2005	2004
	(In thousands)

Capital leases issued for equipment	$26,420	$10,334	$10,472
Exercise of stock options	$5,144	$—	$—
Contingent earnout accrual	$2,256	$—	$—
Asset retirement obligation additions	$767	$74	$21

Basic paid income taxes of approximately $43.2 million, $1.3 million and $0 during the years ended December 31, 2006, 2005 and 2004, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

19.	Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2006 and 2005:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year ended December 31, 2006:
Total revenues	$154,306	$183,833	$194,555	$197,454	$730,148
Segment profits	$64,894	$80,969	$84,989	$84,442	$315,294
Income from continuing operations	$19,681	$24,487	$27,328	$27,334	$98,830
Net income available to common stockholders	$19,681	$24,487	$27,328	$27,334	$98,830
Basic earnings per share of common stock(a):
Continuing operations	$0.59	$0.73	$0.81	$0.72	$2.87
Net income available to common stockholders	$0.59	$0.73	$0.81	$0.72	$2.87
Diluted earnings per share of common stock(a):
Continuing operations	$0.53	$0.64	$0.71	$0.70	$2.56
Net income available to common stockholders	$0.53	$0.64	$0.71	$0.70	$2.56
Weighted average common shares outstanding:
Basic	33,262	33,434	33,537	37,766	34,472
Diluted	36,902	38,526	38,442	39,116	38,593
Year ended December 31, 2005:
Total revenues	$93,813	$109,818	$120,771	$135,350	$459,752
Segment profits	$33,416	$42,238	$45,791	$55,464	$176,909
Income from continuing operations	$5,801	$10,747	$12,335	$15,898	$44,781
Net income available to common stockholders	$5,801	$10,747	$12,335	$15,898	$44,781
Basic earnings per share of common stock(a):
Continuing operations	$0.21	$0.38	$0.44	$0.54	$1.57
Net income available to common stockholders	$0.21	$0.38	$0.44	$0.54	$1.57
Diluted earnings per share of common stock(a):
Continuing operations	$0.18	$0.33	$0.38	$0.46	$1.35
Net income (loss) available to common stockholders	$0.18	$0.33	$0.38	$0.46	$1.35
Weighted average common shares outstanding:
Basic	28,186	28,328	28,318	29,481	28,581
Diluted	32,157	32,783	32,802	34,436	33,168

(a)	The sum of individual quarterly net income per share may not agree to the total for the year to due each period’s computation based on the weighted average number of common shares outstanding during each period.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

20.	Subsequent Events

(a)	Acquisitions

On January 3, 2007, Basic acquired two barge-mounted workover rigs and related equipment from Parker Drilling Offshore USA, LLC for total consideration of $20.5 million cash. The acquired rigs will operate in the inland waters of Louisiana and Texas as part of Basic Marine Services.

On January 17, 2007, Basic acquired substantially all of the operating assets of Davis Tool Company, Inc. for total consideration of $4.9 million cash. This acquisition will operate in Basic’s drilling and completion line of business.

On March 6, 2007, Basic acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. for a total acquisition price, net of estimated working capital, of approximately $118 million. The total acquisition price is comprised of approximately 1.9 million shares of Basic common stock, $45 million in cash to JetStars’s shareholders, and $38 million for repayment of JetStar outstanding debt. This acquisition will operate in the Basic’s drilling and completion line of business.

On March 13, 2007, Basic signed a definitive agreement to acquire all of the outstanding capital stock of Sledge Drilling Holding Corp. (“Sledge”) for total consideration of approximately $51 million, including $10 million in shares of Basic common stock and repayment of Sledge’s outstanding debt, plus certain working capital adjustments at closing. The transaction is expected to close in the second quarter of 2007 but closing is subject to completion of due diligence by Basic and other customary closing conditions.

(b)	Debt

On February 6, 2007, Basic amended and restated its existing credit agreement by entering into a Fourth Amended and Restated Credit Agreement with a syndicate of lenders. The amendments contained in the 2007 Credit Facility included:

•	eliminating the $90 million class of Term B Loans;

•	creating a new class of Revolving Loans, which increased the lender’s total revolving commitments from $150 million to $225 million

•	increasing the “Incremental Revolving Commitments” under the 2007 Credit Facility from $75.0 million to an aggregate principal amount of $100 million;

•	changing the applicable margins for Alternative Base Rate or Eurodollar revolving loans;

•	amending our negative covenants relating to our ability to incur indebtedness and liens, to add tests based on a percentage of our consolidated tangible assets in addition to fixed dollar amounts, or to increase applicable dollar limits on baskets or other tests for permitted indebtedness or liens;

•	amending our negative covenants relating to our ability to pay dividends, or repurchase or redeem our capital stock, in order to conform more closely with permitted payments under our senior notes; and

•	eliminating certain restrictions on our ability to create or incur certain lease obligations.

(c)	Employment Agreements

On January 23, 2007, Basic amended its employment agreement with Kenneth U. Huseman, President and Chief Executive Officer. The amendment eliminated a minimum annual bonus of $50,000 and increased his salary to $525,000 per year.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses(a)	Accounts(b)	Deductions(c)	Period
		(In thousands)

Year Ended December 31, 2006
Allowance for Bad Debt	$2,775	$1,820	$—	$(632)	$3,963
Year Ended December 31, 2005
Allowance for Bad Debt	$3,108	$1,651	$—	$(1,984)	$2,775
Year Ended December 31, 2004
Allowance for Bad Debt	$1,958	$1,200	$—	$(50)	$3,108

(a)	Charges relate to provisions for doubtful accounts

(b)	Reflects the impact of acquisitions

(c)	Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2006, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in Internal Control Over Financial Reporting

During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Design and Evaluation of Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this report and are incorporated herein by reference.

ITEM 9B.	OTHER INFORMATION

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers and Other Key Employees” in Item 4, and Items 11 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2006.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules and Exhibits (1) Financial Statements — Basic Energy Services, Inc. and Subsidiaries:

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8-Financial Statements and Supplementary Data).

(2) Financial Statement Schedules

With the exception of Schedule II — Valuation and Qualifying Accounts, all other consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3) Exhibits

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Second Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

Exhibit
No.		Description

10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 12, 2006)
10	.14*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 12, 2006)
10	.15*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.16*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.17*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.18*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)
10	.19*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.20*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.21*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
10	.22*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006)
10	.23*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)

Exhibit
No.		Description

10	.24*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.25*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.26*†	Employment Agreement of Charles W. Swift, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.27*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Thomas Monroe Patterson, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.30*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.31*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.32*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
21.1		Subsidiaries of the Company
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name: Kenneth V. Huseman

Title:	President, Chief Executive Officer and
Director

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Alan Krenek Alan Krenek	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 16, 2007

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	March 16, 2007

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	March 16, 2007

/s/ William E. Chiles William E. Chiles	Director	March 16, 2007

/s/ Robert F. Fulton Robert F. Fulton	Director	March 16, 2007

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	March 16, 2007

/s/ H.H. Wommack, III H.H. Wommack, III	Director	March 16, 2007

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	March 16, 2007

EXHIBIT INDEX

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Second Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

Exhibit
No.		Description

10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 12, 2006)
10	.14*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.8 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 12, 2006)
10	.15*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.16*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.17*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.18*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)
10	.19*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.20*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.21*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
10	.22*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006)
10	.23*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)
10	.24*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.25*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

Exhibit
No.		Description

10	.26*†	Employment Agreement of Charles W. Swift, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.27*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Thomas Monroe Patterson, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.30*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.31*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.32*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
21.1		Subsidiaries of the Company
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement