Form 10-Q
period 2007-03-31
BASIC ENERGY SERVICES INC
filed 2007-05-10
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                  to
Commission file no. 001-32693

Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-2091194
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

400 W. Illinois, Suite 800	79701
Midland, Texas	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     40,861,417 shares of the registrant’s Common Stock were outstanding as of May 8, 2007.

BASIC ENERGY SERVICES, INC.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in this quarterly report and other factors, most of which are beyond our control.
     The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this quarterly report are forward looking-statements. Although we believe that the forward-looking statements contained in this quarterly report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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
     Our forward-looking statements speak only as of the date of this quarterly report. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
     This quarterly report includes market share, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, industry publications and surveys. These sources include World Oil magazine, Baker Hughes Incorporated, the Association of Energy Service Companies, and the Energy Information Administration of the U.S. Department of Energy. Industry surveys, publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. For example, the number of onshore well servicing rigs in the U.S. could be lower than our estimate to the extent our two larger competitors have continued to report as stacked rigs equipment that is not actually complete or subject to refurbishment. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2007	2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$43,154	$51,365
Trade accounts receivable, net of allowance of $4,186 and $3,963, respectively	147,352	129,381
Accounts receivable — related parties	111	94
Inventories	9,901	8,409
Prepaid expenses	8,363	8,873
Other current assets	4,565	3,210
Deferred tax assets	9,261	8,432

Total current assets	222,707	209,764

Property and equipment, net	549,134	475,431

Deferred debt costs, net of amortization	6,824	6,536
Goodwill	193,401	101,579
Other assets	3,663	2,950

	$975,729	$796,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$21,546	$20,335
Accrued expenses	61,769	43,719
Income taxes payable	7,397	12,301
Current portion of long-term debt	12,990	12,001
Other current liabilities	1,189	1,430

Total current liabilities	104,891	89,786

Long-term debt	337,069	250,742
Deferred tax liabilities	82,474	73,413
Other long-term liabilities	5,979	3,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at March 31, 2007 and December 31, 2006, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 40,436,814 issued; 40,416,426 shares outstanding at March 31, 2007 and 38,297,605 issued; 38,297,605 shares outstanding at December 31, 2006, respectively	402	383
Additional paid-in capital	300,963	256,527
Retained earnings	144,413	122,340
Treasury stock, 20,388 shares at March 31, 2007, at cost	(462)	—

Total stockholders’ equity	445,316	379,250

	$975,729	$796,260

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Revenues:
Well servicing	$88,611	$73,465
Fluid services	51,634	43,121
Drilling and completion services	46,137	27,455
Well site construction services	12,548	10,265

Total revenues	198,930	154,306

Expenses:
Well servicing	52,908	41,610
Fluid services	31,809	26,305
Drilling and completion services	23,135	13,854
Well site construction services	8,293	7,643
General and administrative, including stock-based compensation of $1,093 and $758 in 2007 and 2006, respectively	22,649	18,005
Depreciation and amortization	19,225	12,837
(Gain) loss on disposal of assets	341	(200)

Total expenses	158,360	120,054

Operating income	40,570	34,252

Other income (expense):
Interest expense	(5,594)	(3,138)
Interest income	470	359
Loss on early extinguishment of debt	(230)	—
Other income (expense)	61	27

Income from continuing operations before income taxes	35,277	31,500
Income tax expense	(13,204)	(11,819)

Net Income	22,073	19,681

Earnings per share of common stock:
Basic	$0.57	$0.59

Diluted	$0.56	$0.53

Comprehensive Income:
Net income	$22,073	$19,681
Unrealized loss on hedging activities	—	(154)

Comprehensive Income	$22,073	$19,527

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance — December 31, 2006	38,297,605	$383	$256,527	$—	$122,340	$379,250

Issuance of restricted stock and stock options	217,100	—	—	—	—	—
Amortization of deferred compensation	—	—	1,002	—	—	1,002
Stock issued as compensation to director	4,000	—	91	—	—	91
Stock issued in business combination	1,794,759	18	41,011	—	—	41,029
Purchase of treasury stock	—	—	—	(462)	—	(462)
Exercise of stock options	123,350	1	2,332	—	—	2,333
Net income	—	—	—	—	22,073	22,073

Balance — March 31, 2007 (unaudited)	40,436,814	$402	$300,963	$(462)	$144,413	$445,316

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$22,073	$19,681
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,225	12,837
Accretion on asset retirement obligation	28	19
Change in allowance for doubtful accounts	223	209
Non-cash interest expense	229	310
Non-cash compensation	1,093	758
Loss on early extinguishment of debt	230	—
(Gain) loss on disposal of assets	341	(200)
Deferred income taxes	2,342	(2,873)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(9,056)	(10,708)
Inventories	129	(18)
Prepaid expenses and other current assets	638	(1,442)
Other assets	(343)	(319)
Accounts payable	(1,583)	(3,169)
Excess tax benefits from exercise of employee stock options	(1,674)	(2,790)
Income tax payable	(3,230)	7,449
Deferred income and other liabilities	(218)	342
Accrued expenses	7,290	5,829

Net cash provided by operating activities	37,737	25,915

Cash flows from investing activities:
Purchase of property and equipment	(23,783)	(24,812)
Proceeds from sale of assets	1,079	1,141
Payments for other long-term assets	(1,828)	(393)
Payments for businesses, net of cash acquired	(104,354)	(87,520)

Net cash used in investing activities	(128,886)	(111,584)

Cash flows from financing activities:
Proceeds from debt	85,000	80,000
Payments of debt	(3,185)	(6,544)
Purchase of treasury stock	(462)	(1,258)
Offering costs related to initial public offering	—	(161)
Excess tax benefits from exercise of employee stock options	1,674	2,790
Exercise of employee stock options	659	(1,990)
Deferred loan costs and other financing activities	(748)	(60)

Net cash provided by financing activities	82,938	72,777

Net increase (decrease) in cash and equivalents	(8,211)	(12,892)

Cash and cash equivalents — beginning of period	51,365	32,845

Cash and cash equivalents — end of period	$43,154	$19,953

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2007 (unaudited)
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
Nature of Operations
     Basic Energy Services, Inc. provides a range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana, and the Rocky Mountain states.
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

Impairments
     In accordance with Statement of Financial Accounting Standards No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets (“SFAS No. 144”), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment at a minimum annually, or whenever, in management’s judgment events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of such assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities, if material, of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. These assets are normally sold within a short period of time through a third party auctioneer.
     Goodwill and intangible assets not subject to amortization are tested annually for impairment, and are tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
     Basic had no impairment expense in the three months ended March 31, 2007 and 2006.
Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.
     Deferred debt costs of approximately $7.6 million at March 31, 2007 and $7.1 million at December 31, 2006, respectively, represent debt issuance costs and are recorded net of accumulated amortization of $726,000 and $523,000 at March 31, 2007 and December 31, 2006, respectively. Amortization of deferred debt costs totaled approximately $203,000 and $311,000 for the three months ended March 31, 2007 and 2006, respectively.
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

     Basic has identified its reporting units to be well servicing, fluid services, drilling and completion services and well site construction services. The goodwill allocated to such reporting units as of March 31, 2007 is $22.9 million, $38.7 million, $128.1 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the three months ended March 31, 2007 of $91.8 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $835,000, $334,000 and $90.6 million of goodwill additions relating to the well servicing, fluid services and drilling and completion units, respectively.
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
     Under SFAS No. 123R, entities using the minimum value method and the prospective application are not permitted to provide the pro forma disclosures (as was required under SFAS No. 123) subsequent to adoption of SFAS No. 123R since they do not have the fair value information required by SFAS No. 123R. Therefore, in accordance with SFAS No. 123R, Basic will no longer include pro forma disclosures that were required by SFAS No. 123.
Concentrations of Credit Risk
     Financial instruments, which potentially subject Basic to concentration of credit risk, consist primarily of temporary cash investments and trade receivables. Basic restricts investment of temporary cash investments to financial institutions with high credit standing. Basic's customer base consists primarily of multi-national and independent oil and natural gas producers. It performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. Credit risk is considered by management to be limited due to the large number of customers comprising its customer base. Basic maintains an allowance for potential credit losses on its trade receivables, and such losses have been within management's expectations.
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the first quarter 2007 or 2006.
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
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the three months ended March 31, 2007 (in thousands):

Balance, December 31, 2006	$1,336
Additional asset retirement obligations recognized	21
Accretion expense	28

Balance, March 31, 2007	$1,385

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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, cash flows, or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair value Measurements (SFAS 157), which will become effective for the company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of SFAS 157 in 2008 will depend on the company’s assets and liabilities at that time that are required to be measured at fair value.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which becomes effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations or consolidated financial position.

3. Acquisitions
     In 2007 and 2006, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)

LeBus Oil Field Services Co.	January 31, 2006	$24,618
G&L Tool, Ltd.	February 28, 2006	58,514
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,674
Hydro-Static Tubing Testers, Inc.	July 6, 2006	1,143
Hennessey Rental Tools, Inc.	August 1, 2006	8,205
Stimulation Services, LLC	August 1, 2006	4,500
Chaparral Service, Inc.	August 15, 2006	17,605
Reddline Services, LLC	August 24, 2006	1,900
Rebel Testers, Ltd.	September 14, 2006	2,397

Total 2006		$135,568

Parker Drilling Offshore USA, LLC	January 3, 2007	20,500
Davis Tool Company, Inc.	January 17, 2007	4,026
JetStar Consolidated Holdings, Inc.	March 6, 2007	79,828

Total 2007		$104,354

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisitions of G&L Tool, Ltd. in 2006 and JetStar Consolidated Holdings, Inc. in 2007 have been deemed significant and are discussed below in further detail.
Contingent Earn-out Arrangements and Purchase Price Allocations
     Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. All amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisition or compensation expense depending on the terms and conditions of the earn-out arrangement.
G&L Tool, Ltd.
     On February 28, 2006, Basic acquired substantially all of the assets of G&L Tool, Ltd. (G&L) for $58.5 million plus a contingent earn-out payment not to exceed $21.0 million. The contingent earn-out payment will be equal to fifty percent of the amount by which the annual EBITDA (as defined in the purchase agreement) earned by the G&L assets exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached. This acquisition provided a platform to expand into the rental and fishing tool market. The cost of the G&L acquisition was allocated $40.8 million to property and equipment, $5.2 million to inventory, $12.5 million to goodwill, all of which is expected to be deductible for tax purposes, and $51,000 to non-compete agreements.
JetStar Consolidated Holdings, Inc.
     On March 6, 2007, Basic acquired all of the capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”). The results of JetStar’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $121.2 million, including $80.2 million in cash which included the retirement of JetStar’s outstanding debt. Basic issued 1,794,759 shares of common stock, at a price of $22.86 a share for a total fair value of approximately $41 million. The value of the 1,794,759 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after close. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. JetStar will operate in Basic’s drilling and completion segment. The purchase price will be adjusted and finalized when the Company receives an appraisal of fair value of property and equipment received and completes its analysis of identifiable intangible assets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition (in thousands):

Current Assets	$11,329
Property and Equipment	41,652
Goodwill #	84,639

Total Assets Acquired	137,620

Current Liabilities	(18,840)
Deferred Income Taxes	(5,890)
Current and Long Term Debt *	(37,563)

Total Liabilities Assumed	(62,293)

Net Assets Acquired	$75,327

#	Approximately $24 million is expected to be deductible for tax purposes

*	Total balance was paid by Basic at close
     Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.
     The following unaudited pro-forma results of operations have been prepared as though the JetStar and G&L acquisitions had been completed on January 1, 2006. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Three Months Ended March 31,
	2007	2006
Revenues	$211,818	$170,335

Net income	$25,037	$22,551

Earnings per common share — basic	$0.65	$0.68
Earnings per common share — diluted	$0.63	$0.61
     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2006 or 2007 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Land	$3,529	$2,913
Buildings and improvements	13,794	13,293
Well service units and equipment	316,935	283,084
Fluid services equipment	89,457	87,139
Brine and fresh water stations	8,701	8,710
Frac/test tanks	63,367	49,582
Pressure pumping equipment	100,034	67,540
Construction equipment	27,841	27,342
Disposal facilities	26,339	25,913
Vehicles	34,987	32,215
Rental equipment	33,384	32,548
Aircraft	4,119	4,119
Other	10,235	8,807

	732,722	643,205

Less accumulated depreciation and amortization	183,588	167,774

Property and equipment, net	$549,134	$475,431

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Light vehicles	$25,308	$23,843
Well service units and equipment	1,161	808
Fluid services equipment	29,897	26,460
Pressure pumping equipment	2,231	1,820
Construction equipment	3,559	3,559

	62,156	56,490
Less accumulated amortization	15,542	13,785

	$46,614	$42,705

     Amortization of assets held under capital leases of approximately $1.8 million and $1.1 million for the three months ended March 31, 2007 and 2006 respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2007	2006

Credit Facilities:
Term B Loan	$—	$—
Revolver	85,000	—
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	40,059	37,743

	350,059	262,743
Less current portion	12,990	12,001

	$337,069	$250,742

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
     Pursuant to the Indenture, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. The Company was in compliance with the restrictive covenants at March 31, 2007.
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
2007 Credit Facility
     On February 6, 2007, Basic entered into a $225 million Fourth Amended and Restated Credit Agreement with a syndicate of lenders (the “2007 Credit Facility”), which refinanced all of the existing credit facilities. Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. We incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.
     At Basic’s option, borrowings under the Revolver bears interest at either (1) the “Alternative Base Rate” (i.e., the higher of the bank’s prime rate or the federal funds rate plus .50% per year) plus a margin ranging from 0.25% to 0.5% or (2) an “Adjusted LIBOR Rate” (equal to (a) the London Interbank Offered Rate (the “LIBOR rate”) as determined by the Administrative Agent in effect for such interest period divided by (b) one minus the Statutory Reserves, if any, for such borrowing for such interest period) plus a margin ranging from 1.25% to 1.5%. The margins vary depending on our leverage ratio. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.25% to 1.5% for participation fees and 0.125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at a rate of 0.375%.
     At March 31, 2007, Basic, under its Revolver, had outstanding $85.0 million of borrowings and $11.6 million of letters of credit and no amounts outstanding in swing-line loans. At March 31, 2007, Basic had availability under its Revolver of $128.4 million.
     Pursuant to the 2007 Credit Facility, we must apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, from (a) assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis, (b) 100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances and (c) 50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).
     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.50 to 1.00, reducing to 3.25 to 1.00 on April 1, 2007, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2007, Basic was in compliance with its covenants.
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
     At December 31, 2006, Basic, under its Revolver, had no outstanding borrowings and $10.6 million of letters of credit and no amounts outstanding in swing-line loans. At December 31, 2006 Basic had availability under its Revolver of $139.4 million. On February 6, 2007, Basic amended and restated its 2005 Credit Facility by entering into its 2007 Credit Facility, as described above.

Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually or in the aggregate.
     Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2007	2006

Cash payments for interest	$309	$1,942
Commitment and other fees paid	329	148
Amortization of debt issuance costs	231	311
Accrued interest on senior notes	4,008	—
Other	717	737

	$5,594	$3,138

Losses on Extinguishment of Debt
     In February of 2007, Basic recognized a loss on the early extinguishment of debt. Basic wrote off unamortized debt issuance costs of approximately $230,000, which related to the 2007 Credit Facility.
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
     At March 31, 2007 and December 31, 2006, self-insured risk accruals totaled approximately $12.5 million, net of a $1.1 million receivable and $12.6 million, net of a $652,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity
Common Stock
     In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $383,000 and $379,000 for the first three months ended March 31, 2007 and 2006, respectively.
     In December 2005, Basic issued 5,000,000 shares of common stock during the Company’s initial public offering to a group of investors for $100 million or $20 per share. After deducting fees, this resulted in net proceeds to Basic totaling approximately $91.5 million.
      On October 5, 2006, all outstanding common stock warrants issued to a group of related investors in 2002 were exercised to purchase an aggregate of 4,350,000 shares of Basic’s common stock. In connection with the exercise of the warrants, Basic received an aggregate of $17.4 million from the warrant holders in satisfaction of the exercise price of the warrants (representing an exercise price of $4.00 per share of Basic’s common stock acquired).
     During year ended 2006, Basic issued 293,350 shares of common stock from treasury stock for the exercise of stock options. Also, Basic issued 15,670 shares of newly-issued common stock for the exercise of stock options.
     During the first three months of 2007, Basic issued 123,350 shares of newly-issued common stock for the exercise of stock options.
     In March 2007, Basic issued 1,794,759 shares of common stock to acquire all the outstanding capital stock of JetStar Consolidated Holdings, Inc. (See Note 3)
     In March 2007, Basic granted various employees 217,100 unvested shares of common stock. (see note 8). Also, in March 2007, Basic granted the Chairman of the Board 4,000 shares of common stock.
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
     On March 15, 2006, the board of directors granted various employees and directors options to purchase 418,000 shares of common stock of Basic at an exercise price of $26.84 per share. All of the 418,000 options granted in 2006 vest over a five-year period and expire 10 years from the date they were granted. These option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant.
     On March 15, 2007, the board of directors granted various employees options to purchase 92,000 shares of common stock of Basic at an exercise price of $22.66 per share. All of the 92,000 options granted in 2007 vest over a five-year period and expire 10 years from the date they were granted. These option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant.
     Also, on March 15, 2007, the board of directors granted various employees 217,100 shares of unvested common stock. All of the shares granted in 2007 vest over a five-year period.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2006 is an implied volatility based upon a peer group. Expected volatility for options granted during 2007 is combination of the Company’s historical data and implied volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007 and 2006, the Company used the simplified method to calculate the expected term. For options granted in 2007 and 2006, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended March 31, 2007 and 2006 compensation expense related to share-based arrangements was approximately $1.1 million and $758,000, respectively. For compensation expense recognized during the three months ended March 31, 2007 and 2006, Basic recognized a tax benefit of approximately $371,000 and $284,000 respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

	Three Months Ended	Three Months Ended
	March 31, 2007	March 31, 2006
Risk-free interest rate	4.5%	4.7%
Expected term	6.65	6.65
Expected volatility	45.3%	47.0%
Expected dividend yield	—	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.

     The following table reflects the summary of stock options outstanding at March 31, 2007 and the changes during the three months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	2,457,780	$9.05
Options granted	92,000	$22.66
Options forfeited	(2,875)	$13.89
Options exercised	(123,350)	$5.34
Options expired	—	$—

Outstanding, end of period	2,423,555	$9.75	7.08	$34,265

Exercisable, end of period	1,301,347	$4.70	5.87	$24,211

Vested or expected to vest, end of period	2,396,815	$9.56	7.05	$34,262

     The weighted-average grant date fair value of share options granted during the three months ended March 31, 2007 and 2006 was $11.85 and $14.47, respectively. The total intrinsic value of share options exercised during the three months ended March 31, 2007 and 2006 was approximately $2.1 million and $3.4 million, respectively.
     A summary of the status of the Company’s non-vested share grants at March 31, 2007 and changes during the three months ended March 31, 2007 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	361,250	$6.98
Granted during period	217,100	22.66
Vested during period	(180,625)	6.98
Forfeited during period	—	—

Nonvested at end of period	397,725	$15.54

     As of March 31, 2007, there was approximately $13.4 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.17 years. The total fair value of share-based awards vested during the three months ended March 31, 2007 and 2006 was approximately $10.8 million and $11.6 million, respectively.
     Cash received from share option exercises under the incentive plan was approximately $659,000 and $0 for the three months ended March 31, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from options exercised was $1.7 million and $2.8 million, respectively, for the three months ended March 31, 2007 and 2006, respectively.
     The Company has a history of issuing Treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $111,000 and $94,000 as of March 31, 2007 and December 31, 2006, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive

Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended March 31,
	2007	2006
	(Unaudited)
Numerator (both basic and diluted):

Net Income	$22,073	$19,681

Denominator:

Denominator for basic earnings per share	38,521,076	33,261,539

Stock options	905,192	1,093,089
Unvested restricted stock	234,810	256,238
Common stock warrants	—	2,291,362

Denominator for diluted earnings per share	39,661,078	36,902,228

Basic earnings per common share	$0.57	$0.59

Diluted earnings per common share	$0.56	$0.53

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
     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Drilling and	Well Site
	Well	Fluid	Completion	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total

Three Months Ended March 31, 2007

Operating revenues	$88,611	$51,634	$46,137	$12,548	$—	$198,930
Direct operating costs	(52,908)	$(31,809)	$(23,135)	$(8,293)	—	(116,145)

Segment profits	$35,703	$19,825	$23,002	$4,255	$—	$82,785

Depreciation and amortization	$8,728	$4,487	$4,368	$1,003	$639	$19,225
Capital expenditures, (excluding acquisitions)	$10,797	$5,551	$5,404	$1,241	$790	$23,783
Identifiable assets	$272,272	$166,839	$261,841	$33,222	$241,555	$975,729

Three Months Ended March 31, 2006
Operating revenues	$73,465	$43,121	$27,455	$10,265	$—	$154,306
Direct operating costs	(41,610)	(26,305)	(13,854)	(7,643)	—	(89,412)

Segment profits	$31,855	$16,816	$13,601	$2,622	$—	$64,894

Depreciation and amortization	$5,694	$3,520	$2,321	$830	$472	$12,837
Capital expenditures, (excluding acquisitions)	$11,005	$6,804	$4,485	$1,604	$914	$24,812
Identifiable assets	$185,390	$138,969	$106,264	$29,747	$156,417	$616,787
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2007	2006

Segment profits	$82,785	$64,894

General and administrative expenses	(22,649)	(18,005)
Depreciation and amortization	(19,225)	(12,837)
Gain (loss) on disposal of assets	(341)	200

Operating income	$40,570	$34,252

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during:

	Three Months Ended March 31,
	2007	2006
	(In thousands)

Capital leases issued for equipment	$5,502	$5,203
Value of shares that may be issued	$2,194	$—
Contingent earnout accrual	$3,161	$—
Reclassification of assets held for sale	$1,067	$—
Asset retirement obligation additions	$21	$413
Stock issued in business combination	$41,029	$—
     Basic paid income taxes of approximately $15.8 million and $6.9 million during three months ended March 31, 2007 and 2006, respectively.
13. Subsequent Events
Acquisitions
     On April 2, 2007, Basic completed the acquisition of Sledge Drilling Holding Corp., a Texas corporation (“Sledge”), pursuant to the stock purchase agreement dated March 13, 2007 between Basic Energy Services, L.P., an indirect wholly owned subsidiary of Basic, and the shareholders and warrant holders (the “Holders”) of Sledge. Sledge, based in Midland, Texas, operates six medium-depth drilling rigs in the Permian Basin of west Texas and eastern New Mexico. Pursuant to the acquisition, Basic issued approximately 430,000 shares of common stock, paid approximately $27 million in cash consideration to the Holders and paid approximately $19 million for the repayment of Sledge outstanding indebtedness. Sledge has become an indirect wholly owned subsidiary of Basic.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, drilling and completion services and well site construction services. Our results of operations since the beginning of 2002 reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry during this period. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 50 separate acquisitions from January 1, 2001 to March 31, 2007. Our weighted average number of well servicing rigs has increased from 126 in 2001 to 367 in the first quarter of 2007, and our weighted average number of fluid service trucks has increased from 156 to 652 in the same period.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
Revenues:	2007		2006

Well servicing	$88.6	45%	$73.5	47%
Fluid services	51.6	26%	43.1	28%
Drilling and completion services	46.1	23%	27.4	18%
Well site construction services	12.6	6%	10.3	7%

Total revenues	$198.9	100%	$154.3	100%

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
G&L Tool, Ltd.
     On February 28, 2006, we acquired substantially all of the operating assets of G&L Tool, Ltd. for total cash consideration of $58.5 million. This acquisition provided an entry into the rental and fishing tool market and operates within our drilling and completion line of business. The purchase agreement also contained an earn-out agreement based on annual EBITDA targets. The cash used to acquire G&L was primarily from borrowings under our senior credit facility.
Chaparral Service, Inc.
     On August 15, 2006, we acquired all of the outstanding capital stock and substantially all operating assets of the subsidiaries of Chaparral Service, Inc. for total cash consideration of $19 million, subject to adjustments. This acquisition expanded our well servicing and fluid services capabilities in the eastern New Mexico portion of the Permian Basin. The cash used to acquire Chaparral was primarily from operating cash.
Selected 2007 Acquisitions
     During the first quarter of 2007, we made several acquisitions that complemented our existing lines of business and increased our presence in the rental tool business. These included, among others:

Parker Drilling Offshore USA, LLC
     On January 3, 2007, we acquired two barge-mounted workover rigs and related equipment from Parker Drilling Offshore USA, LLC for total consideration of $20.5 million cash. The acquired rigs will operate in the inland waters of Louisiana and Texas as a part of Basic Marine Services.
JetStar Consolidated Holdings, Inc.
     On March 6, 2007 we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”) for a total acquisition price, net of estimated working capital of approximately $121 million. The total acquisition price is comprised of approximately 1.8 million shares of Basic common stock, approximately $43 million in cash to JetStar’s shareholders, and approximately $38 million for the repayment of JetStar outstanding debt. This acquisition will operate in Basic’s drilling and completion line of business.
Segment Overview
Well Servicing
     During the first three months of 2007, our well servicing segment represented 45% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet has increased from a weighted average number of 327 rigs in the first quarter of 2006 to 367 in the first quarter of 2007 through a combination of new build purchases and the remainder through acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters ended December 31, 2006, and the quarter ended March 31, 2007 (dollars in thousands):

	Weighted				Segment
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %
2006:
First Quarter	327	209,000	89.4%	$352	$152	43.4%
Second Quarter	341	221,800	91.0%	$366	$161	43.9%
Third Quarter	353	230,100	91.2%	$383	$173	45.1%
Fourth Quarter	362	218,900	84.6%	$401	$169	42.1%
Full Year	346	879,800	88.9%	$376	$164	43.6%
2007:
First Quarter	367	215,000	81.9%	$412	$166	40.3%
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
     We have been able to increase our revenue per rig hour from $352 in the first quarter of 2006 to $412 in the first quarter of 2007 mainly as a result of the expansion of our well servicing fleet, which has contributed to our improved revenue.

Fluid Services
     During the first three months of 2007, our fluid services segment represented 26% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters ended December 31, 2006 and the quarter ended March 31, 2007 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits %
2006:
First Quarter	529	$82	$32	39.0%
Second Quarter	568	$86	$34	39.9%
Third Quarter	614	$83	$32	38.5%
Fourth Quarter	640	$81	$32	39.3%
Full Year	588	$332	$130	39.2%
2007:
First Quarter	652	$79	$30	38.4%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     Improved market conditions since 2004 have enabled us to further increase our fluid services truck fleet through internal expansion. During 2006, we also expanded this segment with the acquisition of LeBus.
     The majority of the decrease in revenue per fluid service truck from $82,000 in the first quarter of 2006 to $79,000 in the first quarter of 2007 is due to an overall increase in the competition in the industry which resulted in an increase in the cost of labor without corresponding increases in pricing.
Drilling and Completion Services
     During the first three months of 2007, our drilling and completion services segment represented 23% of our revenues. Revenues from our drilling and completion services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our drilling and completion services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. We entered the market for pressure pumping in East Texas during late 2002, and we expanded our presence with the acquisition of New Force in January 2003. We entered this market in the Rocky Mountain states with the acquisition of FESCO, which had a small cementing business based in Gillette, Wyoming. In December 2003, we acquired the assets of Graham Acidizing and integrated these assets into our North Texas and East Texas operations. On March 6, 2007 we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas.
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
     The following is an analysis of our drilling and completion services segment for each of the quarters December 31, 2006 and the quarter ended March 31, 2007 (dollars in thousands):

		Segment
	Revenues	Profits %
2006:
First Quarter	$27,455	49.5%
Second Quarter	$40,939	53.1%
Third Quarter	$42,109	51.3%
Fourth Quarter	$43,909	51.2%
Full Year	$154,412	51.5%
2007:
First Quarter	$46,137	49.9%
     We gauge the performance of our drilling and completion services segment based on the segment’s operating revenues and segment profits. Improved market conditions since 2004 have enabled us to increase our pricing for these services, contributing to the improved segment profits as a percentage of segment revenues.
Well Site Construction Services
     During the first three months of 2007, our well site construction services segment represented 6% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis. We entered the well site construction services segment during the fourth quarter of 2003 in the Gulf Coast through the acquisition of PWI and in the Rocky Mountain states through our acquisition of FESCO.
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

     The following is an analysis of our well site construction services segment for each of the quarters ended December 31, 2006 and the quarter ended March 31, 2007 (dollars in thousands):

		Segment
	Revenues	Profits %
2006:
First Quarter	$10,265	25.5%
Second Quarter	$12,879	31.5%
Third Quarter	$13,483	30.2%
Fourth Quarter	$13,748	33.1%
Full Year	$50,375	30.5%
2007:
First Quarter	$12,548	33.9%
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
Results of Operations
     The results of operations between periods may not be comparable, primarily due to the significant number of acquisitions made and their relative timing in the year acquired. See note 3 of the notes to our historical consolidated financial statements for more detail.
Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006
     Revenues. Revenues increased by 29% to $198.9 million in the first three months in 2007 from $154.3 million during the same period in 2006. This increase was primarily due to the internal expansion of our business segments, particularly well servicing and fluid services, and in part due to acquisitions. The pricing of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by continued relatively high oil and gas prices.
     Well servicing revenues increased by 21% to $88.6 million during the first quarter of 2007 compared to $73.5 million in first quarter of 2006. The increase was due mainly to our internal growth of this segment as well as an increase in our revenue per rig hour of approximately 17%, from $352 per hour to $412 per hour. Our weighted average number of rigs increased to 367 in the first quarter of 2007 compared to 327 in the same period in 2006, an increase of approximately 12%. Rig utilization averaged 82% during the first quarter of 2007 compared to 89% in same period in 2006. Icy and snowy conditions in our operating areas in the first quarter of 2007 was the primary factor for the decrease in utilization. Additionally, the first quarter of 2007 was impacted by the moderation of oil and gas prices during the period and a return to more typical first quarter seasonal activity.
     Fluid services revenues increased by 20% to $51.6 million during the first quarter of 2007 compared to $43.1 million in the same period of 2006. This increase was primarily due to our internal growth and acquisitions. Our weighted average number of fluid service trucks increased to 652 in the first quarter of 2007 compared to 529 in same period in 2006, an increase of approximately 23%. The increase in weighted average number of fluid service trucks is primarily due to internal expansion.
     Drilling and completion services revenues increased by 68% to $46.1 million during the first quarter of 2007 as compared to $27.5 million in the same period in 2006. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of G&L during February 2006, the acquisition of JetStar in March of 2007, and the improved pricing and utilization of our services.
     Well site construction services revenues increased 22% to $12.5 million during the first quarter in 2007 as compared to $10.3 million in the same period in 2006.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased by 30% to $116.1 million in first three months in 2007 from $89.4 million in the same period in 2006 as a result of additional rigs and trucks, and an increase in personnel related costs.

     Direct operating expenses for the well servicing segment increased by 27% to $52.9 million during the first quarter of 2007 as compared to $41.6 million for the same period in 2006 due primarily due to the internal growth of this segment. Segment profits decreased to 40.3% of revenues during the first quarter of 2007 compared to 43.4% for the same period in 2006, due to decreased rig utilization, higher personnel related costs and higher repair and maintenance costs.
     Direct operating expenses for the fluid services segment increased by 21% to $31.8 million during the first quarter of 2007 as compared to $26.3 million for the same period in 2006 due primarily to increased activity and expansion of our fluid services fleet. Segment profits decreased to 38.4% of revenues during the first quarter of 2007 compared to 39.0% for the same period in 2006.
     Direct operating expenses for the drilling and completion services segment increased by 67% to $23.1 million during the first quarter of 2007 as compared to $13.9 million for the same period in 2006 due primarily to increased activity and expansion of our services and equipment, including the JetStar acquisition. Our segment profits increased to 49.9% of revenues during the first quarter of 2007 from 49.5% for the same period in 2006.
     Direct operating expenses for the well-site construction services segment increased by 9% to $8.3 million during the first quarter of 2007 as compared to $7.6 million for the same period in 2006. Segment profits for this segment increased to 33.9% of revenues during the first quarter of 2007 as compared to 25.5% for the same period in 2006.
     General and Administrative Expenses. General and administrative expenses increased by 26% to $22.6 million during the first quarter of 2007 from $18.0 million for the same period in 2006, which included $1.0 million and $758,000 of stock-based compensation expense in 2007 and 2006, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing and other costs to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $19.2 million during the first quarter of 2007 as compared to $12.8 million for the same period in 2006, reflecting the increase in the size of and investment in our asset base. We invested $104.4 million for acquisitions during the first quarter of 2007 and an additional $29.3 million for capital expenditures during the first quarter of 2007 (including capital leases).
     Interest Expense. Interest expense increased by 78% to $5.6 million during the first quarter of 2007 from $3.1 million for the same period in 2006. The increase was due primarily to an increase in the amount of long-term debt during the period and $400,000 of interest expense related to the underpayment of 2006 estimated federal income taxes. In April 2006, Basic issued $225.0 million in senior notes and in March 2007, Basic increased the amount outstanding under the revolver to $85.0 million.
     Income Tax Expense. Income tax expense was $13.2 million during the first quarter of 2007 as compared to $11.8 million for the same period in 2006. Our effective tax rate during the first quarter of 2007 and for the same period in 2006 was approximately 37% and 38%, respectively.
     Loss on Early Extinguishment of Debt. In February 2007, Basic entered into a $225 million Fourth Amended and Restated Credit Agreement with a syndicate of lenders which refinanced all of the existing credit facilities. We recognized a loss on the early extinguishment of debt of approximately $230,000.
     Net Income. Our net income increased to $22.1 million during the first quarter of 2007 from $19.7 million for the same period in 2006. This improvement was due primarily to the factors described above, including our increased asset base and related revenues.

Liquidity and Capital Resources
     Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2007 Credit Facility and availability under our 2007 Credit Facility, of which approximately $128.4 million was available at March 31, 2007. As of March 31, 2007, we had cash and cash equivalents of $43.2 million compared to $51.4 million as of December 31, 2006. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $37.7 million for the three months ended March 31, 2007 as compared to $25.9 million during the same period in 2006. The increase in operating cash flows for the first three months in 2007 compared to the same period in 2006 was primarily due to expansion of our fleet and improvements in the segment profits and utilization of our equipment.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) during the first three months of 2007 were $128.1 million as compared to $112.3 million in the same period of 2006.
     For 2007, we currently have planned approximately $130 million in cash capital expenditures and $30 million through capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that we may spend a significant amount for acquisitions in 2007. The $160 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry. As of March 31, 2007, we had executed 4 letters of intent for acquisitions providing for an aggregate purchase price, including potential future payments, of approximately $63.6 million.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $77.3 million at March 31, 2007, the availability under our credit facility of $128.4 million at March 31, 2007 and a cash balance of $43.2 million at March 31, 2007. In the first quarter of 2007, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At March 31, 2007, of the $225.0 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $128.4 million of available capacity due to the outstanding balance of $85 million and the $11.6 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.
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

     Interest on the Senior Notes accrues from and including April 12, 2006 at a rate of 7.125% per year. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year, commencing on October 15, 2006. The Senior Notes mature on April 15, 2016. The Senior Notes and the guarantees are unsecured and rank equally with all of our and the guarantors’ existing and future unsecured and unsubordinated obligations. The Senior Notes and the guarantees rank senior in right of payment to any of our and the guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes and the guarantees. The Senior Notes and the guarantees are effectively subordinated to our and the guarantors’ secured obligations, including our senior secured credit facilities, to the extent of the value of the assets securing such obligations.
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
     Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. We incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.
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
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of March 31, 2007, we had total capital leases of approximately $40.1 million.
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
Preferred Stock
     At March 31, 2007 and December 31, 2006, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated.
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
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 did not have a material impact on the Company’s financial position, cash flows, or results of operations.
     In September 2006, the FASB issued SFAS No. 157, Fair value Measurements (SFAS 157), which will become effective for the company on January 1, 2008. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of SFAS 157 in 2008 will depend on the company’s assets and liabilities at that time that are required to be measured at fair value.
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which becomes effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that election, if any, of this fair-value option will have a material effect on its results of operations or consolidated financial position.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2007, we had $85.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $850,000 annually or a decrease in net income of approximately $532,000.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of the end of the three months ended March 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
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
ITEM 1A. RISK FACTORS
     For information regarding risks that may affect our business, see the risk factors included in our most recent annual report on Form 10-K under the heading “Risk Factors.”
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended March 31, 2007:

Issuer Purchases of Equity Securities
	Total	Average		Maximum number of
	number of	price	Total number of shares	shares that may yet be
	shares	paid per	purchased as part of	purchased under the
Period	purchased	shares	publicly announced plan	plan
January 1 — January 31	—	—	—	—
February 1 — February 28	—	—	—	—
March 1 — March 31(1)	20,388	$22.66	—	—

Total	20,388	$22.66	—	—

(1)	These shares were repurchased from certain of our officers to provide such officers the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased effective March 15, 2007, based on the closing price per share on March 15, 2007, the first date for an open trading window after the vesting date of such shares.

ITEM 6. EXHIBITS

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

Exhibit
No.	Description

10.1*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)

10.2*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.3*	Registration Rights Agreement, dated as of March 6, 2007, by and among the Company and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

10.4*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)

10.5†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007)

10.6†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007)

10.7†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer

Date: May 10, 2007

EXHIBIT INDEX

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

Exhibit
No.	Description

10.1*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)

10.2*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.3*	Registration Rights Agreement, dated as of March 6, 2007, by and among the Company and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

10.4*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)

10.5†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007)

10.6†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007)

10.7†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement