Form 10-Q
period 2007-06-30
BASIC ENERGY SERVICES INC
filed 2007-08-09
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     40,891,467 shares of the registrant’s Common Stock were outstanding as of August 7, 2007.

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

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,504	$51,365
Trade accounts receivable, net of allowance of $5,313 and $3,963, respectively	147,177	129,381
Accounts receivable — related parties	110	94
Federal income tax receivable	2,401	—
Inventories	10,548	8,409
Prepaid expenses	5,494	8,873
Other current assets	3,734	3,210
Deferred tax assets	9,892	8,432

Total current assets	225,860	209,764

Property and equipment, net	607,777	475,431

Deferred debt costs, net of amortization	6,589	6,536
Goodwill	228,739	101,579
Other assets	4,826	2,950

	$1,073,791	$796,260

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,252	$20,335
Accrued expenses	59,514	43,719
Federal income taxes payable	—	12,301
Current portion of long-term debt	14,664	12,001
Other current liabilities	1,687	1,430

Total current liabilities	93,117	89,786

Long-term debt	403,598	250,742
Deferred tax liabilities	92,336	73,413
Other long-term liabilities	5,722	3,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at June 30, 2007 and December 31, 2006, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 40,913,530 issued; 40,891,467 shares outstanding at June 30, 2007 and 38,297,605 issued; 38,297,605 shares outstanding at December 31, 2006, respectively	407	383
Additional paid-in capital	312,874	256,527
Retained earnings	165,739	122,340
Treasury stock, 22,063 shares at June 30, 2007, at cost	(2)	—

Total stockholders’ equity	479,018	379,250

	$1,073,791	$796,260

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(Dollars in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$96,329	$81,154	$184,940	$154,619
Fluid services	52,111	48,861	103,745	91,982
Completion and remedial services	63,736	40,939	109,873	68,394
Well site construction services	11,080	12,879	23,628	23,144

Total revenues	223,256	183,833	422,186	338,139

Expenses:
Well servicing	58,268	45,521	111,176	87,131
Fluid services	32,835	29,343	64,644	55,648
Completion and remedial services	33,374	19,180	56,509	33,034
Well site construction services	7,544	8,820	15,837	16,463
General and administrative, including stock-based compensation of $1,062 and $875 in three months ended in 2007 and 2006, and $2,155 and $1,633 in six months ended in 2007 and 2006, respectively	25,592	20,144	48,241	38,149
Depreciation and amortization	24,007	15,122	43,232	27,959
(Gain) loss on disposal of assets	(166)	927	175	727

Total expenses	181,454	139,057	339,814	259,111

Operating income	41,802	44,776	82,372	79,028

Other income (expense):
Interest expense	(7,190)	(4,649)	(12,784)	(7,787)
Interest income	413	555	883	914
Loss on early extinguishment of debt	—	(2,705)	(230)	(2,705)
Other income	40	28	101	55

Income from continuing operations before income taxes	35,065	38,005	70,342	69,505
Income tax expense	(13,373)	(13,518)	(26,577)	(25,337)

Net income	$21,692	$24,487	$43,765	$44,168

Earnings per share of common stock:
Basic	$0.54	$0.73	$1.11	$1.32

Diluted	$0.52	$0.64	$1.08	$1.15

Comprehensive Income:
Net income	$21,692	$24,487	$43,765	$44,168
Unrealized gains (losses) on hedging activities	—	(236)	—	(236)

Comprehensive Income:	$21,692	$24,251	$43,765	$43,932

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2006	38,297,605	$383	$256,527	$—	$122,340	$379,250

Issuance of restricted stock	217,100	—	—	—	—	—
Amortization of share based compensation	—	—	2,064	—	—	2,064
Stock issued as compensation to Chairman of the Board	4,000	—	91	—	—	91
Stock issued in JetStar Consolidated Holdings, Inc. acquisition	1,794,759	18	41,011	—	—	41,029
Stock issued in Sledge Drilling Holding Corp acquisition	430,191	4	10,161			10,165
Purchase of treasury stock	—	—	—	(462)	—	(462)
Exercise of stock options	169,875	2	3,020	460	(366)	3,116
Net income	—	—	—	—	43,765	43,765

Balance — June 30, 2007 (unaudited)	40,913,530	$407	$312,874	$(2)	$165,739	$479,018

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
( in thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$43,765	$44,168
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,232	27,959
Accretion on asset retirement obligation	56	43
Change in allowance for doubtful accounts	1,350	598
Amortization of deferred financing costs	473	549
Non-cash compensation	2,155	1,633
Loss on early extinguishment of debt	230	2,705
(Gain) loss on disposal of assets	175	727
Deferred income taxes	8,860	(5,388)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(3,545)	(24,728)
Inventories	(437)	(140)
Prepaid expenses and other current assets	4,945	(874)
Other assets	(462)	(204)
Accounts payable	(6,151)	(2,682)
Excess tax benefits from exercise of employee stock options	(2,159)	(3,066)
Income tax payable	(12,543)	(2,607)
Deferred income and other liabilities	(545)	1,312
Accrued expenses	5,708	10,949

Net cash provided by operating activities	85,107	50,954

Cash flows from investing activities:
Purchase of property and equipment	(52,854)	(48,827)
Proceeds from sale of assets	1,629	1,737
Payments for other long-term assets	(8,082)	(4,393)
Payments for businesses, net of cash acquired	(175,470)	(98,988)

Net cash used in investing activities	(234,777)	(150,471)

Cash flows from financing activities:
Proceeds from debt	150,000	305,041
Payments of debt	(7,090)	(195,715)
Purchase of treasury stock	(462)	(3,218)
Offering costs related to initial public offering	—	(161)
Excess tax benefits from exercise of employee stock options	2,159	3,066
Exercise of employee stock options	958	112
Deferred loan costs and other financing activities	(756)	(4,913)

Net cash provided by financing activities	144,809	104,212

Net increase (decrease) in cash and equivalents	(4,861)	4,695

Cash and cash equivalents — beginning of period	51,365	32,845

Cash and cash equivalents — end of period	$46,504	$37,540

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2007 (unaudited)
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
Nature of Operations
     Basic Energy Services, Inc. provides a range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and well site construction services. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana, and the Rocky Mountain states.
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
Revenue Recognition
     Well Servicing — Well servicing consists primarily of maintenance services, workover services, drilling services, completion services and plugging and abandonment services. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices well servicing by the hour or by the day of service performed.
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
     Completion and Remedial Services (formerly Drilling and Completion Services) — Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair values of the services.
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
     Basic had no impairment expense in the six months ended June 30, 2007 and 2006.
Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.
     Deferred debt costs of approximately $7.6 million at June 30, 2007 and $7.1 million at December 31, 2006, represent debt issuance costs and are recorded net of accumulated amortization of $968,000 and $523,000 at June 30, 2007 and December 31, 2006, respectively. Amortization of deferred debt costs totaled approximately $242,000 and $238,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, amortization of deferred debt costs totaled approximately $473,000 and $549,000, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and well site construction services. The goodwill allocated to such reporting units as of June 30, 2007 is $46.0 million, $38.9 million, $140.1 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the six months ended June 30, 2007 of $127.2 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $24.0 million, $598,000 and $102.6 million of goodwill additions relating to the well servicing, fluid services and completion and remedial units, respectively.

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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the six months ended June 30, 2007 or 2006.
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
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the six months ended June 30, 2007 (in thousands):

Balance, December 31, 2006	$1,336

Additional asset retirement obligations recognized through acquisitions	37
Accretion expense	56

Balance, June 30, 2007	$1,429

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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. Our adoption in January 2007 of FIN 48 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest will be recorded in interest expense and penalties will be recorded in income tax expense. We had no interest or penalties related to an uncertain tax position during the six months ended June 30, 2007. The company files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities. None of the company’s income tax returns are under examination at this time.
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
     In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which becomes effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The Company does not anticipate that the adoption of SFAS 159 will have a material effect on its results of operations or consolidated financial position.

3. Acquisitions
     In 2007 and 2006, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)
LeBus Oil Field Services Co.	January 31, 2006	$24,618
G&L Tool, Ltd.	February 28, 2006	58,514
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,674
Hydro-Static Tubing Testers, Inc.	July 6, 2006	1,143
Hennessey Rental Tools, Inc.	August 1, 2006	8,205
Stimulation Services, LLC	August 1, 2006	4,500
Chaparral Service, Inc.	August 15, 2006	17,605
Reddline Services, LLC	August 24, 2006	1,900
Rebel Testers, Ltd.	September 14, 2006	2,397

Total 2006		$135,568

Parker Drilling Offshore USA, LLC	January 3, 2007	20,500
Davis Tool Company, Inc.	January 17, 2007	4,026
JetStar Consolidated Holdings, Inc.	March 6, 2007	79,828
Sledge Drilling Holding Corp.	April 2, 2007	49,420
Eagle Frac Tank Rentals, LP	May 30, 2007	3,800
Wildhorse Services, Inc.	June 1, 2007	17,405
Bilco Machine, Inc.	June 21, 2007	491

Total 2007		$175,470

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisitions of G&L Tool, Ltd. in 2006 and JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. in 2007 have been deemed material and are discussed below in further detail.
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

JetStar Consolidated Holdings, Inc.
     On March 6, 2007, Basic acquired all of the capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”). The results of JetStar’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $121.2 million, including $80.2 million in cash which included the retirement of JetStar’s outstanding debt. Basic issued 1,794,759 shares of common stock, at a price of $22.86 a share for a total fair value of approximately $41 million. The value of the 1,794,759 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number of shares were determined. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. JetStar will operate in Basic’s completion and remedial segment. The purchase price will be adjusted and finalized when the Company receives an appraisal of fair value of property and equipment received and completes its analysis of identifiable intangible assets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for JetStar (in thousands):

Current Assets	$11,329
Property and Equipment	41,652
Goodwill (1)	84,639

Total Assets Acquired	137,620

Current Liabilities	(18,840)
Deferred Income Taxes	(5,890)
Current and Long Term Debt (2)	(37,563)

Total Liabilities Assumed	(62,293)

Net Assets Acquired	$75,327

(1)	Approximately $24 million is expected to be deductible for tax purposes.

(2)	Total balance was paid by Basic on the closing date.
Sledge Drilling Holding Corp.
     On April 2, 2007, Basic acquired all of the capital stock of Sledge Drilling Holding Corp. (“Sledge”). The results of Sledge’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $60.1 million, including $49.9 million in cash which included the retirement of Sledge’s outstanding debt. Basic issued 430,191 shares of common stock at a price of $23.63 a share for a total fair value of approximately $10.2 million. The value of the 430,191 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number shares were determined. This acquisition allowed Basic to expand its drilling operations in the Permian Basin. The purchase price will be adjusted and finalized when Basic receives an appraisal of fair value of property and equipment received and completes its analysis of identifiable intangible assets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Sledge (in thousands):

Current Assets	$5,385
Property and Equipment	36,681
Long Term Assets	20
Goodwill (1)	20,194

Total Assets Acquired	62,280

Current Liabilities	(4,602)
Deferred Income Taxes	(1,592)
Current and Long Term Debt (2)	(19,093)

Total Liabilities Assumed	(25,287)

Net Assets Acquired	$36,993

(1)	None of which is expected to be deducted for tax purposes.

(2)	Total balance was paid by Basic on the closing date.
     Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.
     The following unaudited pro-forma results of operations have been prepared as though the JetStar, Sledge, and G&L acquisitions had been completed on January 1, 2006. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Six Months Ended June 30,
	2007	2006
Revenues	$435,074	$389,968

Net income	$46,729	$54,493

Earnings per common share — basic	$1.18	$1.63
Earnings per common share — diluted	$1.15	$1.42
     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2006 or 2007 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Land	$3,089	$2,913
Buildings and improvements	14,673	13,293
Well service units and equipment	376,745	283,084
Fluid services equipment	91,226	87,139
Brine and fresh water stations	8,718	8,710
Frac/test tanks	69,606	49,582
Pressure pumping equipment	108,582	67,540
Construction equipment	28,014	27,342
Disposal facilities	26,760	25,913
Vehicles	36,665	32,215
Rental equipment	34,252	32,548
Aircraft	4,119	4,119
Other	11,047	8,807

	813,496	643,205

Less accumulated depreciation and amortization	205,719	167,774

Property and equipment, net	$607,777	$475,431

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Light vehicles	$26,935	$23,843
Well service units and equipment	1,210	808
Fluid services equipment	31,759	26,460
Pressure pumping equipment	2,592	1,820
Construction equipment	3,559	3,559
Other	2,904	—

	68,959	56,490

Less accumulated amortization	17,605	13,785

	$51,354	$42,705

     Amortization of assets held under capital leases of approximately $3,820,000 and $2,376,000 for the six months ended June 30, 2007 and 2006 and $2,063,000 and $1,315,000 for the three months ended June 30, 2007 and 2006 respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2007	2006
Credit Facilities:
Revolver	150,000	—
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	43,262	37,743

	418,262	262,743
Less current portion	14,664	12,001

	$403,598	$250,742

Senior Notes
     On April 12, 2006, the Company issued $225.0 million of 7.125% Senior Notes due April 2016 in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on the $90.0 million Term B Loan and to pay down approximately $96.0 million under the revolving credit facility, which amounts may be reborrowed to fund future acquisitions or for general corporate purposes. Interest payments on the Senior Notes are due semi-annually, on April 15 and October 15, which began on October 15, 2006. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, the Company was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. The Company completed the exchange offer for all of the Senior Notes on October 16, 2006.
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
     Pursuant to the Indenture, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. The Company was in compliance with the restrictive covenants at June 30, 2007.
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
2007 Credit Facility
     On February 6, 2007, Basic entered into a $225 million Fourth Amended and Restated Credit Agreement with a syndicate of lenders (the “2007 Credit Facility”), which refinanced all of the existing credit facilities. Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. Basic incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.

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
     At June 30, 2007, Basic, under its Revolver, had outstanding $150.0 million of borrowings and $11.6 million of letters of credit and no amounts outstanding in swing-line loans. At June 30, 2007, Basic had availability under its Revolver of $63.4 million.
     Pursuant to the 2007 Credit Facility, Basic must apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, from (a) assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis, (b) 100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances and (c) 50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).
     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.50 to 1.00, reducing to 3.25 to 1.00 on April 1, 2007, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2007, Basic was in compliance with its covenants.
2005 Credit Facility
     On December 15, 2005, Basic entered into a $240 million Third Amended and Restated Credit Agreement with a syndicate of lenders (“2005 Credit Facility”), which refinanced all of its then existing credit facilities. The 2005 Credit Facility, as amended effective March 28, 2006, provided for a $90 million Term B Loan (“2005 Term B Loan”) and a $150 million revolving line of credit (“Revolver”). The commitment under the Revolver allowed for (a) the borrowing of funds (b) issuance of up to $30 million of letters of credit and (c) $2.5 million of swing-line loans (next day borrowing). The amounts outstanding under the 2005 Term B Loan required quarterly amortization at various amounts during each quarter with all amounts outstanding on December 15, 2011 being due and payable in full. All the outstanding amounts under the Revolver were due and payable on December 15, 2010. The 2005 Credit Facility was secured by substantially all of Basic’s tangible and intangible assets. Basic incurred approximately $1.8 million in debt issuance costs in obtaining the 2005 Credit Facility.
     At Basic’s option, borrowings under the 2005 Term B Loan bore interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus ..5% per annum) plus 1% or (b) the LIBOR rate plus 2.0%. At December 31, 2006, Basic had paid outstanding borrowings under the Term B Loan in full; therefore, a Term B Loan weighted average interest rate was not calculated. However, at December 31, 2005, Basic’s weighted average interest rate on its Term B Loan was 6.4%.
     At Basic’s option, borrowings under the 2005 Revolver bore interest at either the (a) “Alternative Base Rate” (i.e. the higher of the bank’s prime rate or the federal funds rate plus ..5% per annum) plus a margin ranging from .50% to 1.25% or (b) the LIBOR rate plus a margin ranging from 1.5% to 2.25%. The margins vary depending on Basic’s leverage ratio. At December 31, 2006, Basic’s margin on Alternative Base Rates and LIBOR tranches was .75% and 1.75%, respectively. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.5% to 2.25% for participation fees and .125% for fronting fees. A commitment fee was due quarterly on the available borrowings under the Revolver at rates ranging from .375% to ..5%.
     At December 31, 2006, Basic, under its Revolver, had no outstanding borrowings and $10.6 million of letters of credit and no amounts outstanding in swing-line loans. At December 31, 2006, Basic had availability under its

Revolver of $139.4 million. On February 6, 2007, Basic amended and restated its 2005 Credit Facility by entering into its 2007 Credit Facility, as described above.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.

     Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2007	2006
Interest expense on outstanding debt	$10,857	$6,885
Interest expense on capital leases	715	754
Commitment and other fees	357	31
Amortization of debt issuance costs	473	550
Gain on hedging activity	—	(433)
Other	382	—

	$12,784	$7,787

Losses on Extinguishment of Debt
     In February 2007 and April 2006, Basic recognized a loss on the early extinguishment of debt. In February 2007, Basic wrote off unamortized debt issuance costs of approximately $230,000, which related to the 2005 Credit Facility. In April 2006, Basic wrote off unamortized debt issuance costs of approximately $2.7 million, which related to the prepayment of the Term B loan.
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
Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $150,000 and $175,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.
     At June 30, 2007 and December 31, 2006, self-insured risk accruals totaled approximately $14.5 million, net of a $321,000 receivable and $12.6 million, net of a $652,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
     In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $294,000 and $315,000 for the three months ended June 30, 2007 and 2006, respectively. For the six months ended June 30, 2007 and 2006, the amount charged to expense over the respective vesting period totaled approximately $677,000 and $694,000, respectively.
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
     During the first six months of 2007, Basic issued 169,875 shares of newly-issued common stock and 20,300 shares of treasury stock for the exercise of stock options.
     In March and April 2007, Basic issued 1,794,759 and 430,191 shares of common stock in connection with the acquisitions of JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp., respectively. (See note 3).
     In March 2007, Basic granted various employees 217,100 unvested shares of common stock which vest over a five year period. Also, in March 2007, Basic granted the Chairman of the Board 4,000 shares of common stock.
Preferred Stock
     At June 30, 2007 and December 31, 2006, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2006 is an implied volatility based upon a peer group. Expected volatility for options granted during 2007 is a combination of the Company’s historical data and implied volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007 and 2006, the Company used the simplified method to calculate the expected term. For options granted in 2007 and 2006, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended June 30, 2007 and 2006 compensation expense related to share-based arrangements was approximately $1.1 million and $875,000, respectively. For compensation expense recognized during the three months ended June 30, 2007 and 2006, Basic recognized a tax benefit of approximately $393,000 and $311,000 respectively. During the six months ended June 30, 2007 and 2006, compensation expense related to share-based arrangements was approximately $2.2 million and $1.6 million, respectively. For compensation expense recognized during the six months ended June 30, 2007 and 2006, Basic recognized a tax benefit of approximately $797,000 and $595,000, respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

	Six Months	Six Months
	Ended June 30,	Ended June 30,
	2007	2006
Risk-free interest rate	4.5%	4.7%
Expected term	6.65	6.65
Expected volatility	45.3%	47.0%
Expected dividend yield	—	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.

     The following table reflects the summary of stock options outstanding at June 30, 2007 and the changes during the six months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	2,457,780	$9.05
Options granted	92,000	$22.66
Options forfeited	(64,000)	$17.53
Options exercised	(190,175)	$5.12
Options expired	—	$—

Outstanding, end of period	2,295,605	$9.68	6.82	$36,942

Exercisable, end of period	1,234,522	$4.69	5.61	$25,771

Vested or expected to vest, end of period	2,291,005	$9.65	6.81	$36,928

     The weighted-average grant date fair value of share options granted during the six months ended June 30, 2007 and 2006 was $11.85 and $14.47, respectively. The total intrinsic value of share options exercised during the six months ended June 30, 2007 and 2006 was approximately $3.6 million and $4.2 million, respectively.

     A summary of the status of the Company’s non-vested share grants at June 30, 2007 and changes during the six months ended June 30, 2007 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share

Nonvested at beginning of period	361,250	$6.98
Granted during period	217,100	22.66
Vested during period	(180,625)	6.98
Forfeited during period	(21,975)	15.97

Nonvested at end of period	375,750	$16.39

     As of June 30, 2007, there was approximately $12.3 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.91 years. The total fair value of share-based awards vested during the six months ended June 30, 2007 and 2006 was approximately $10.8 million and $11.6 million, respectively.
     Cash received from share option exercises under the incentive plan was approximately $974,000 and $112,000 for the six months ended June 30, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from options exercised was $2.2 million and $3.1 million, respectively, for the six months ended June 30, 2007 and 2006, respectively.
     The Company has a history of issuing Treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $110,000 and $94,000 as of June 30, 2007 and December 31, 2006, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
10. Earnings Per Share
     Basic presents earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):

Net income	$21,692	$24,487	$43,765	$44,168

Denominator:

Denominator for basic earnings per share	40,492,521	33,434,486	39,523,171	33,347,512

Stock options	864,966	1,079,806	885,683	1,080,834
Unvested restricted stock	263,080	213,262	250,504	233,824
Common stock warrants	—	3,798,320	—	3,739,045

Denominator for diluted earnings per share	41,620,567	38,525,874	40,659,358	38,401,215

Basic earnings per common share:	$0.54	$0.73	$1.11	$1.32

Diluted earnings per common share:	$0.52	$0.64	$1.08	$1.15

11. Business Segment Information
     Basic’s reportable business segments are well servicing, fluid services, completion and remedial services and well site construction services. The following is a description of the segments:
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
     Fluid Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects as well as part of daily producing well operations.
     Completion and Remedial Services: This segment utilizes a fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and an array of specialized rental equipment and fishing tools. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.
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

     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion and	Well Site
	Well	Fluid	Remedial	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total
Three Months Ended June 30, 2007 (Unaudited)
Operating revenues	$96,329	$52,111	$63,736	$11,080	—	$223,256
Direct operating costs	(58,268)	(32,835)	(33,374)	(7,544)	—	(132,021)

Segment profits	$38,061	$19,276	$30,362	$3,536	$—	$91,235

Depreciation and amortization	$11,618	$5,197	$5,232	$1,132	$828	$24,007
Capital expenditures, (excluding acquisitions)	$14,068	$6,293	$6,336	$1,371	$1,003	$29,071

Three Months Ended June 30, 2006 (Unaudited)
Operating revenues	$81,154	$48,861	$40,939	$12,879	$—	$183,833
Direct operating costs	(45,521)	(29,343)	(19,180)	(8,820)	—	(102,864)

Segment profits	$35,633	$19,518	$21,759	$4,059	$—	$80,969

Depreciation and amortization	$6,886	$4,022	$2,708	$961	$545	$15,122
Capital expenditures, (excluding acquisitions)	$10,917	$6,377	$4,293	$1,524	$863	$23,974

Six Months Ended June 30, 2007 (Unaudited)
Operating revenues	$184,940	$103,745	$109,873	$23,628	$—	$422,186
Direct operating costs	(111,176)	(64,644)	(56,509)	(15,837)	—	(248,166)

Segment profits	$73,764	$39,101	$53,364	$7,791	$—	$174,020

Depreciation and amortization	$20,922	$9,358	$9,422	$2,039	$1,491	$43,232
Capital expenditures, (excluding acquisitions)	$25,578	$11,441	$11,519	$2,493	$1,823	$52,854
Identifiable assets	$340,075	$170,511	$282,285	$33,235	$247,685	$1,073,791

Six Months Ended June 30, 2006 (Unaudited)
Operating revenues	$154,619	$91,982	$68,394	$23,144	$—	$338,139
Direct operating costs	(87,131)	(55,648)	(33,034)	(16,463)	—	(192,276)

Segment profits	$67,488	$36,334	$35,360	$6,681	$—	$145,863

Depreciation and amortization	$12,731	$7,436	$5,007	$1,777	$1,008	$27,959
Capital expenditures, (excluding acquisitions)	$22,215	$12,976	$8,736	$3,100	$1,800	$48,827
Identifiable assets	$207,535	$145,556	$107,997	$31,316	$193,334	$685,738

     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Segment profits	$91,235	$80,969	$174,020	$145,863

General and administrative expenses	(25,592)	(20,144)	(48,241)	(38,149)
Depreciation and amortization	(24,007)	(15,122)	(43,232)	(27,959)
Gain (loss) on disposal of assets	166	(927)	(175)	(727)

Operating income	$41,802	$44,776	$82,372	$79,028

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Capital leases issued for equipment	$12,609	$12,136
Value of shares that may be issued	$2,194	$—
Contingent earnout accrual	$797	$—
Reclass of assets held for sale	$1,342	$—
Asset retirement obligation additions	$37	$640
Value of common stock issued in business combinations	$51,193	$—
Treasury shares issued for exercise of stock options	$366	$2,627
Authorization for expenditures accrual	$1,117	$—
     Basic paid income taxes of approximately $30.6 million and $31.6 million during the six months ended June 30, 2007 and 2006, respectively. Basic paid interest of approximately $10.2 million and $3.2 million during the six months ended June 20, 2007 and 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and well site construction services. Our results of operations since the beginning of 2002 reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry during this period. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 52 separate acquisitions from January 1, 2001 to June 30, 2007. Our weighted average number of well servicing rigs has increased from 126 in 2001 to 379 in the second quarter of 2007, and our weighted average number of fluid service trucks has increased from 156 to 657 in the same period.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2007		2006

Revenues:
Well servicing	$184.9	44%	$154.6	46%
Fluid services	103.7	25%	92.0	27%
Completion and Remedial	109.9	26%	68.4	20%
Well site construction services	23.6	6%	23.1	7%

Total revenues	$422.1	100%	$338.1	100%

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
     We believe that the most important performance measures for our lines of business are as follows:
•	Well Servicing — rig hours, rig utilization rate, revenue per rig hour and segment profits as a percent of revenues;

•	Fluid Services — revenue per truck and segment profits as a percent of revenues;

•	Completion and Remedial Services — segment profits as a percent of revenues; and

•	Well Site Construction Services — segment profits as a percent of revenues.

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
G&L Tool, Ltd.
     On February 28, 2006, we acquired substantially all of the operating assets of G&L Tool, Ltd. for total cash consideration of $58.5 million. This acquisition provided an entry into the rental and fishing tool market and operates within our completion and remedial line of business. The purchase agreement also contained an earn-out agreement based on annual EBITDA targets. The cash used to acquire G&L was primarily from borrowings under our senior credit facility.
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
Selected 2007 Acquisitions
     During the first half of 2007, we made several acquisitions that complemented our existing lines of business and increased our presence in the rental tool business. These included, among others:
Parker Drilling Offshore USA, LLC
     On January 3, 2007, we acquired two barge-mounted workover rigs and related equipment from Parker Drilling Offshore USA, LLC for total consideration of $20.5 million cash. The acquired rigs operate in the inland waters of Louisiana and Texas as a part of Basic Marine Services.
JetStar Consolidated Holdings, Inc.
     On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”) for a total acquisition price, net of estimated working capital, of approximately $121 million. The total acquisition price is comprised of approximately 1.8 million shares of Basic common stock, approximately $43 million in cash to JetStar’s shareholders, and approximately $38 million for the repayment of JetStar outstanding debt. This acquisition operates in Basic’s completion and remedial line of business.
Sledge Drilling Holding Corp.
     On April 2, 2007, we acquired all of the capital stock of Sledge Drilling Holding Corp. (“Sledge”) for an aggregate purchase price of approximately $60.1 million, including $49.9 million in cash, of which approximately $19 million was used for the repayment of Sledge’s outstanding debt. As part of the purchase price, we issued 430,191 shares of common stock, at a price of $23.63 per share for a total fair value of approximately $10.2 million. This acquisition allowed us to expand our drilling operations in the Permian Basin and operates in our well servicing line of business.

Segment Overview
Well Servicing
     During the first six months of 2007, our well servicing segment represented 44% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, contract drilling and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet has increased from a weighted average number of 341 rigs in the second quarter of 2006 to 379 in the second quarter of 2007 through a combination of new build purchases and the remainder through acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters ended December 31, 2006, and the quarters ended March 31, 2007 and June 30, 2007(dollars in thousands):

	Weighted				Segment
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %
2006:
First Quarter	327	209,000	89.4%	$352	$152	43.4%
Second Quarter	341	221,800	91.0%	$366	$161	43.9%
Third Quarter	353	230,100	91.2%	$383	$173	45.1%
Fourth Quarter	362	218,900	84.6%	$401	$169	42.1%
Full Year	346	879,800	88.9%	$376	$164	43.6%
2007:
First Quarter	367	215,000	81.9%	$412	$166	40.3%
Second Quarter	379	221,900	81.9%	$434	$172	39.5%
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
     We have been able to increase our revenue per rig hour from $366 in the second quarter of 2006 to $434 in the second quarter of 2007 mainly as a result of the expansion of our well servicing fleet, which has contributed to our improved revenue.
Fluid Services
     During the first six months of 2007, our fluid services segment represented 25% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits %
2006:
First Quarter	529	$82	$32	39.0%
Second Quarter	568	$86	$34	39.9%
Third Quarter	614	$83	$32	38.5%
Fourth Quarter	640	$81	$32	39.3%
Full Year	588	$332	$130	39.2%
2007:
First Quarter	652	$79	$30	38.4%
Second Quarter	657	$79	$29	37.0%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     We have increased our fluid services truck fleet through internal expansion, as well as the expansion of this segment with the acquisition of LeBus in 2006.
     The decrease in revenue per fluid service truck from $86,000 in the second quarter of 2006 to $79,000 in the second quarter of 2007 is due to an overall increase in the competition in the industry as well as a large portion of the revenue of this segment being from truck services versus frac tank rentals and disposal fees.
Completion and Remedial Services
     During the first six months of 2007, our completion and remedial services segment represented 26% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. We entered the market for pressure pumping in East Texas during late 2002, and we expanded our presence with the acquisition of New Force in January 2003. We entered this market in the Rocky Mountain states with the acquisition of FESCO, which had a small cementing business based in Gillette, Wyoming. In December 2003, we acquired the assets of Graham Acidizing and integrated these assets into our North Texas and East Texas operations. On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was 119,000 at June 30, 2007 compared to 95,000 at March 31, 2007 and 45,000 at June 30, 2006.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007 (dollars in thousands):

		Segment
	Revenues	Profits %
2006:
First Quarter	$27,455	49.5%
Second Quarter	$40,939	53.1%
Third Quarter	$42,109	51.3%
Fourth Quarter	$43,909	51.2%
Full Year	$154,412	51.5%
2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
Well Site Construction Services
     During the first six months of 2007, our well site construction services segment represented 6% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis. We entered the well site construction services segment during the fourth quarter of 2003 in the Gulf Coast through the acquisition of PWI and in the Rocky Mountain states through our acquisition of FESCO.
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
     The following is an analysis of our well site construction services segment for each of the quarters ended December 31, 2006 and the quarters ended March 31, 2007 and June 30, 2007 (dollars in thousands):

		Segment
	Revenues	Profits %
2006:
First Quarter	$10,265	25.5%
Second Quarter	$12,879	31.5%
Third Quarter	$13,483	30.2%
Fourth Quarter	$13,748	33.1%
Full Year	$50,375	30.5%
2007:
First Quarter	$12,548	33.9%
Second Quarter	$11,080	31.9%

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
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and medical and dental coverage of $150,000 and $175,000 respectively. We have lower deductibles per occurrence for automobile liability and general liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.
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
Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006
     Revenues. Revenues increased by 21% to $223.3 million during the second quarter of 2007 from $183.8 million during the same period in 2006. This increase was primarily due to the internal expansion of our business segments, particularly well servicing where we added 32 rigs throughout the period (excluding the Sledge acquisition) and fluid services where we added 89 trucks. In addition to internal expansion, total revenue also increased through acquisitions. The JetStar acquisition added revenues of approximately $19.0 million and the Sledge acquisition added revenues of approximately $10.0 million. Excluding internal expansion and acquisitions, the pricing of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by continued relatively high oil and gas prices.
     Well servicing revenues increased by 19% to $96.3 million during the second quarter of 2007 compared to $81.2 million during the same period in 2006. The increase was due mainly to our acquisition of Sledge which added approximately $10.0 million in revenues. Revenue also increased as a result of internal growth of this segment as we added 32 rigs throughout the period (excluding the Sledge acquisition) as well as an increase in our revenue per rig hour of approximately 19%, from $366 per hour to $434 per hour. The growth in the segment was offset by a decrease in utilization from 91.0% during the second quarter of 2006 to 81.9% in the same period in 2007. Wet weather conditions in Texas and Oklahoma, where the majority of our services are provided, negatively impacted our rig utilization rate. In addition, flattening or declining drilling activity in several of our markets and new equipment has balanced supply and current demand which also contributed to the decline in utilization from 2006.
     Fluid services revenues increased by 7% to $52.1 million during the second quarter of 2007 compared to $48.9 million in the same period of 2006. This increase was primarily due to our internal growth. Our weighted average number of fluid service trucks increased to 657 in the second quarter of 2007 compared to 568 in same period in 2006, an increase of approximately 16%.
     Completion and remedial services revenues increased by 56% to $63.7 million during the second quarter of 2007 as compared to $40.9 million in the same period in 2006. The increase in revenue between these periods was primarily the result of the acquisition of JetStar in March 2007 which added approximately $19.0 million in revenues.
     Well site construction services revenues decreased 14% to $11.1 million during the second quarter in 2007 as compared to $12.9 million in the same period in 2006.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased by 28% to $132.0 million during the second quarter of 2007 from $102.9 million in the same period in 2006 as a result of additional rigs and trucks, higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $9.5 million and the Sledge acquisition added approximately $4.1 million to direct operating expenses during the quarter.
     Direct operating expenses for the well servicing segment increased by 28% to $58.3 million during the second quarter of 2007 as compared to $45.5 million for the same period in 2006 due primarily due to the internal growth of this segment. Segment profits decreased to 39.5% of revenues during the second quarter of 2007 compared to 43.9% for the same period in 2006, due to decreased rig utilization from 91.0% in 2006 to 81.9% in 2007, higher personnel related costs and higher repair and maintenance costs. The Sledge acquisition added approximately $4.1 million of direct operating expenses during the quarter.
     Direct operating expenses for the fluid services segment increased by 12% to $32.8 million during the second quarter of 2007 as compared to $29.3 million for the same period in 2006 due primarily to expansion of our fluid services fleet. Segment profits decreased to 37.0% of revenues during the second quarter of 2007 compared to 39.9% for the same period in 2006, due to higher personnel related costs and higher repair and maintenance costs.
     Direct operating expenses for the completion and remedial services segment increased by 74% to $33.4 million during the second quarter of 2007 as compared to $19.2 million for the same period in 2006 due primarily to expansion of our services and equipment, including the JetStar acquisition. Our segment profits decreased to 47.6% of revenues during the second quarter of 2007 compared to 53.1% for the same period in 2006, due to higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $9.5 million of direct operating expenses during the quarter.
     Direct operating expenses for the well-site construction services segment decreased by 14% to $7.5 million during the second quarter of 2007 as compared to $8.8 million for the same period in 2006. Segment profits for this segment increased to 31.9% of revenues during the second quarter of 2007 as compared to 31.5% for the same period in 2006.
     General and Administrative Expenses. General and administrative expenses increased by 27% to $25.6 million during the second quarter of 2007 from $20.1 million for the same period in 2006, which included $1.1 million and

$875,000 of stock-based compensation expense in 2007 and 2006, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing and other costs to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $24.0 million during the second quarter of 2007 as compared to $15.1 million for the same period in 2006, reflecting the increase in the size of and investment in our asset base. We invested $71.1 million for acquisitions during the second quarter of 2007 and an additional $37.3 million for capital expenditures during the second quarter of 2007 (including capital leases).
     Interest Expense. Interest expense increased by 55% to $7.2 million during the second quarter of 2007 compared to $4.6 million for the same period in 2006. The increase was due primarily to an increase in the amount of long-term debt during the period. During the second quarter of 2007, we increased the amount outstanding under the revolver to $150.0 million.
     Income Tax Expense. Income tax expense was $13.4 million during the second quarter of 2007 as compared to $13.5 million for the same period in 2006. Our effective tax rate during the second quarter of 2007 and for the same period in 2006 was approximately 38% and 36%, respectively.
     Net Income. Our net income decreased to $21.7 million during the second quarter of 2007 compared to $24.5 million for the same period in 2006. This decrease was due primarily to the factors described above, including our increase in qualified labor and maintenance costs.
Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006
     Revenues. Revenues increased by 25% to $422.2 million during the first six months of 2007 from $338.1 million during the same period in 2006. This increase was primarily due to the internal expansion of our business segments, particularly well servicing which added 33 rigs (excluding the Sledge acquisition) and fluid services which added 106 trucks, and in part due to the JetStar acquisition which added approximately $23.0 million in revenues and the Sledge acquisition which added approximately $10.0 million in revenues. The pricing of our services, and thus related revenues, improved due to the increase in well maintenance and drilling activity caused by continued relatively high oil and gas prices.
     Well servicing revenues increased by 20% to $184.9 million during the first six months of 2007 compared to $154.6 million during the same period in 2006. The increase was due mainly to our internal growth of this segment as well as an increase in our revenue per rig hour of approximately 18%, from $359 per hour to $423 per hour. Our weighted average number of rigs increased to 373 in the first six months of 2007 compared to 336 in the same period in 2006, an increase of approximately 11%. Revenues attributable to the Sledge acquisition were approximately $10.0 million. Rig utilization averaged 81.9% during the first six months of 2007 compared to 90.2% in same period in 2006. Adverse weather conditions in Texas and Oklahoma during the first six months of 2007, where the majority of our services are provided, negatively impacted our rig utilization rate. In addition, flattening or declining drilling activity in several of our markets and new equipment has balanced supply and current demand which also contributed to the decline in utilization from 2006.
     Fluid services revenues increased by 13% to $103.7 million during the first six months of 2007 compared to $92.0 million in the same period of 2006. This increase was primarily due to our internal growth. Our weighted average number of fluid service trucks increased to 655 in the first six months of 2007 compared to 549 in same period in 2006, an increase of approximately 19%.
     Completion and remedial services revenues increased by 61% to $109.9 million during the first six months of 2007 as compared to $68.4 million in the same period in 2006. The increase in revenue between these periods was primarily the result of the acquisition of JetStar in March 2007 which added approximately $23.0 million in revenues, and the improved pricing and demand for our services.
     Well site construction services revenues increased 2% to $23.6 million during the first six months of 2007 as compared to $23.1 million in the same period in 2006.

     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased by 29% to $248.2 million during the first six months of 2007 from $192.3 million in the same period in 2006 as a result of additional rigs and trucks, higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $9.9 million of direct operating expenses during the first six months of 2007.
     Direct operating expenses for the well servicing segment increased by 28% to $111.2 million during first six months of 2007 as compared to $87.1 million for the same period in 2006 due primarily due to the internal growth of this segment. Segment profits decreased to 39.9% of revenues during the first six months of 2007 compared to 43.6% for the same period in 2006, due to decreased rig utilization, higher personnel related costs and higher repair and maintenance costs. The Sledge acquisition added approximately $4.1 million of direct operating expenses during the first six months of 2007.
     Direct operating expenses for the fluid services segment increased by 16% to $64.6 million during the first six months of 2007 as compared to $55.6 million for the same period in 2006 due primarily to expansion of our fluid services fleet. Segment profits decreased to 37.7% of revenues during the first six months of 2007 compared to 39.5% for the same period in 2006, due to higher personnel related costs and higher repair and maintenance costs.
     Direct operating expenses for the completion and remedial services segment increased by 71% to $56.5 million during first six months of 2007 as compared to $33.0 million for the same period in 2006 due primarily to expansion of our services and equipment, including the JetStar acquisition. Our segment profits decreased to 48.6% of revenues during the first six months of 2007 from 51.7% for the same period in 2006, due to higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $9.9 million of direct operating expenses during the first six months of 2007.
     Direct operating expenses for the well-site construction services segment decreased by 4% to $15.8 million during the first six months of 2007 as compared to $16.5 million for the same period in 2006. Segment profits for this segment increased to 33.0% of revenues during the first six months of 2007 as compared to 28.9% for the same period in 2006.
     General and Administrative Expenses. General and administrative expenses increased by 26% to $48.2 million during the first six months of 2007 from $38.1 million for the same period in 2006, which included $2.2 million and $1.6 million of stock-based compensation expense in 2007 and 2006, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing and other costs to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $43.2 million during the first six months of 2007 as compared to $28.0 million for the same period in 2006, reflecting the increase in the size of and investment in our asset base. We invested $175.5 million for acquisitions during the first six months of 2007 and an additional $66.6 million for capital expenditures during the first six months of 2007 (including capital leases).
     Interest Expense. Interest expense increased by 64% to $12.8 million during the first six months of 2007 as compared to $7.8 million for the same period in 2006. The increase was due primarily to an increase in the amount of long-term debt during the period. During the first six months of 2007, we increased the amount outstanding under the revolver to $150.0 million.

     Income Tax Expense. Income tax expense was $26.6 million during the first six months of 2007 as compared to $25.3 million for the same period in 2006. Our effective tax rate during the first six months of 2007 and for the same period in 2006 was approximately 38% and 36%, respectively.
     Net Income. Our net income remained relatively constant during the first six months of 2007 at $43.8 as compared to $44.2 million for the same period in 2006. This was due primarily to the factors described above, including our increased asset base and related revenues offset by the increase in cost for qualified personnel and maintenance as well as a decrease in utilization due to weather stoppages.
Liquidity and Capital Resources
     Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2007 Credit Facility and availability under our 2007 Credit Facility, of which approximately $63.4 million was available at June 30, 2007. As of June 30, 2007, we had cash and cash equivalents of $46.5 million compared to $51.4 million as of December 31, 2006. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $85.1 million for the six months ended June 30, 2007 as compared to $51.0 million during the same period in 2006. The increase in operating cash flows for the first six months in 2007 compared to the same period in 2006 was primarily due to expansion of our fleet and improvements in the segment profits and utilization of our equipment.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) during the first six months of 2007 were $228.3 million as compared to $147.8 million in the same period of 2006. Cash capital expenditures (excluding for acquisitions) during the first six months of 2007 were $52.9 million.
     For 2007, we currently have planned approximately $110 million in cash capital expenditures and $30 million through capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that we may continue to spend a significant amount for acquisitions in 2007. The $140 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $83.5 million at June 30, 2007, the availability under our credit facility of $63.4 million at June 30, 2007 and a cash balance of $46.5 million at June 30, 2007. During the first six months of 2007, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At June 30, 2007, of the $225.0 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $63.4 million of available capacity due to the outstanding balance of $150.0 million and the $11.6 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.
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
     The 2005 Credit Facility contained customary events of default, which are subject to customary grace periods and materiality standards, including, among others, events of default upon the occurrence of: (1) non-payment of any amounts payable under the 2005 Credit Facility when due; (2) any representation or warranty made in connection with the 2005 Credit Facility being incorrect in any material respect when made or deemed made; (3) default in the observance or performance of any covenant, condition or agreement contained in the 2005 Credit Facility or related loan documents and such default shall continue unremedied or shall not be waived for 30 days; (4) failure to make payments on other indebtedness involving in excess of $1.0 million; (5) voluntary or involuntary bankruptcy, insolvency or reorganization of us or any of our subsidiaries; (6) entry of fines or judgments against us for payment of an amount in excess of $2.5 million; (7) an ERISA event which could reasonably be expected to cause a material adverse effect or the imposition of a lien on any of our assets; (8) any security agreement or document under the 2005 Credit Facility ceases to create a lien on any assets securing the 2005 Credit Facility; (9) any guarantee ceases to be in full force and effect; (10) any material provision of the 2005 Credit Facility ceases to be valid and binding or enforceable; (11) a change of control as defined in the 2005 Credit Agreement; and (12) any determination, ruling, decision, decree or order of any governmental authority, which prohibits or restrains Basic and its subsidiaries from conducting business and that could reasonably be expected to cause a material adverse effect.

Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of June 30, 2007, we had total capital leases of approximately $43.3 million.
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
Preferred Stock
     At June 30, 2007 and December 31, 2006, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated.
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
Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. Our adoption in January 2007 of FIN 48 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest will be recorded in interest expense and penalties will be recorded in income tax expense. We had no interest or penalties related to an uncertain tax position during the six months ended June 30, 2007. The company files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities. None of the company’s income tax returns are under examination at this time.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2007, we had $150.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.5 million annually and a decrease in net income of approximately $930,000.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We held our Annual Meeting of Stockholders (the “Annual Meeting”) on May 8, 2007 in Midland, Texas to elect two directors to serve until the Annual Meeting of Stockholders in 2010 and to approve the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2007. A total of 31,770,191 shares of our common stock were present at the meeting in person or by proxy, which represented 78.6% of the outstanding shares of our common stock as of March 26, 2007, the record date for the Annual Meeting.
          Director nominees were elected at the Annual Meeting based on the following vote tabulation:

	Votes in Favor	Votes Withheld
William E. Chiles	31,246,747	523,444
Robert F. Fulton	30,010,641	1,759,550

The directors with terms of office continuing after the Annual Meeting are as follows:
The Directores with terms expiring in 2008
James S. D’Agostino
Kenneth V. Huseman
Thomas P. Moore, Jr.
The Directors with terms expiring in 2009
Sylvester P. Johnson, IV
Steven A. Webster
H.H. Wommack, III
          Stockholders approved the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2007 at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions
31,553,227	193,458	23,506
ITEM 6. EXHIBITS

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among the Company, JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

Exhibit
No.	Description
4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

10.1*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: August 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among the Company, JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

10.1*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement