Form 10-Q
period 2007-09-30
BASIC ENERGY SERVICES INC
filed 2007-11-09
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     40,895,967 shares of the registrant’s Common Stock were outstanding as of November 7, 2007.

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

PART I.  FINANCIAL INFORMATION
ITEM 1.   FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2007	2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,339	$51,365
Trade accounts receivable, net of allowance of $6,224 and $3,963, respectively	151,520	129,381
Accounts receivable — related parties	88	94
Federal income tax receivable	2,212	—
Inventories	11,078	8,409
Prepaid expenses	7,672	8,873
Other current assets	4,201	3,210
Deferred tax assets	10,455	8,432

Total current assets	244,565	209,764

Property and equipment, net	655,928	475,431

Deferred debt costs, net of amortization	6,345	6,536
Goodwill	217,076	101,579
Other assets	5,115	2,950

	$1,129,029	$796,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$20,953	$20,335
Accrued expenses	70,064	43,719
Income taxes payable	—	12,301
Current portion of long-term debt	16,085	12,001
Other current liabilities	1,338	1,430

Total current liabilities	108,440	89,786

Long-term debt	405,324	250,742
Deferred tax liabilities	104,925	73,413
Other long-term liabilities	5,808	3,069

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at September 30, 2007 and December 31, 2006, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 40,925,530 issued; 40,895,967 shares outstanding at September 30, 2007 and 38,297,605 issued; 38,297,605 shares outstanding at December 31, 2006, respectively	409	383
Additional paid-in capital	313,957	256,527
Retained earnings	190,166	122,340
Treasury stock, 29,563 shares at September 30, 2007, at cost	—	—

Total stockholders’ equity	504,532	379,250

	$1,129,029	$796,260

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$99,274	$88,221	$284,214	$242,840
Fluid services	52,696	50,742	156,441	142,724
Completion and remedial services	66,304	42,109	176,177	110,503
Well site construction services	10,958	13,483	34,586	36,627

Total revenues	229,232	194,555	651,418	532,694

Expenses:
Well servicing	59,319	48,399	170,495	135,530
Fluid services	33,299	31,231	97,943	86,879
Completion and remedial services	34,731	20,522	91,240	53,556
Well site construction services	7,603	9,414	23,440	25,877
General and administrative, including stock-based compensation of $1,073 and $842 in three months ended in 2007 and 2006, and $3,228 and $2,475 in nine months ended in 2007 and 2006, respectively	25,472	20,907	73,713	59,056
Depreciation and amortization	23,582	16,706	66,814	44,665
(Gain) loss on disposal of assets	58	(420)	233	307

Total expenses	184,064	146,759	523,878	405,870

Operating income	45,168	47,796	127,540	126,824

Other income (expense):
Interest expense	(7,375)	(4,732)	(20,159)	(12,519)
Interest income	830	603	1,713	1,517
Loss on early extinguishment of debt	—	—	(230)	(2,705)
Other income	23	75	124	130

Income from continuing operations before income taxes	38,646	43,742	108,988	113,247
Income tax expense	(14,220)	(16,414)	(40,797)	(41,751)

Net income	$24,426	$27,328	$68,191	$71,496

Earnings per share of common stock:
Basic	$0.60	$0.81	$1.71	$2.14

Diluted	$0.59	$0.71	$1.66	$1.86

Comprehensive Income:
Net income	$24,426	$27,328	$68,191	$71,496
Unrealized gains (losses) on hedging activities	—	—	—	(236)

Comprehensive Income:	$24,426	$27,328	$68,191	$71,260

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	(Deficit)	Equity

Balance — December 31, 2006	38,297,605	$383	$256,527	$—	$122,340	$379,250

Issuances of restricted stock	229,100	2	(2)	—	—	—
Amortization of share based compensation	—	—	3,137	—	—	3,137
Stock issued as compensation to Chairman of the Board	4,000	—	91	—	—	91
Stock issued in JetStar Consolidated Holdings, Inc. acquisition	1,794,759	18	41,011	—	—	41,029
Stock issued in Sledge Drilling Holding Corp acquisition	430,191	4	10,161	—	—	10,165
Purchase of treasury stock	—	—	—	(462)	—	(462)
Exercise of stock options	169,875	2	3,032	462	(365)	3,131
Net income	—	—	—	—	68,191	68,191

Balance — September 30, 2007 (unaudited)	40,925,530	$409	$313,957	$—	$190,166	$504,532

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)

Cash flows from operating activities:
Net income	$68,191	$71,496
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	66,814	44,665
Accretion on asset retirement obligation	85	69
Change in allowance for doubtful accounts	2,261	992
Amortization of deferred financing costs	717	589
Non-cash compensation	3,228	2,475
Loss on early extinguishment of debt	230	2,705
(Gain) loss on disposal of assets	233	307
Deferred income taxes	11,551	2,943

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(8,777)	(30,611)
Inventories	(657)	(199)
Prepaid expenses and other current assets	4,497	(6,549)
Other assets	(768)	(219)
Accounts payable	(2,450)	3,808
Excess tax benefits from exercise of employee stock options	(2,164)	(3,626)
Income tax payable	(12,349)	3,105
Other liabilities	(901)	1,659
Accrued expenses	14,214	14,738

Net cash provided by operating activities	143,955	108,347

Cash flows from investing activities:
Purchase of property and equipment	(82,113)	(75,557)
Proceeds from sale of assets	3,082	3,548
Payments for other long-term assets	(4,973)	(6,006)
Payments for businesses, net of cash acquired	(194,430)	(132,853)

Net cash used in investing activities	(278,434)	(210,868)

Cash flows from financing activities:
Proceeds from debt	150,000	305,081
Payments of debt	(11,461)	(201,678)
Purchase of treasury stock	(462)	(227)
Offering costs related to initial public offering	—	(3,218)
Excess tax benefits from exercise of employee stock options	2,164	398
Exercise of employee stock options	968	3,626
Deferred loan costs and other financing activities	(756)	(5,086)

Net cash provided by financing activities	140,453	98,896

Net increase (decrease) in cash and equivalents	5,974	(3,625)

Cash and cash equivalents — beginning of period	51,365	32,845

Cash and cash equivalents — end of period	$57,339	$29,220

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2007 (unaudited)
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
     Basic had no impairment expense in the nine months ended September 30, 2007 and 2006.
     Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.
     Deferred debt costs of approximately $7.6 million at September 30, 2007 and $7.1 million at December 31, 2006, represent debt issuance costs and are recorded net of accumulated amortization of $1.2 million and $523,000 at September 30, 2007 and December 31, 2006, respectively. Amortization of deferred debt costs totaled approximately $245,000 and $40,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, amortization of deferred debt costs totaled approximately $717,000 and $589,000, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and well site construction services. The goodwill allocated to such reporting units as of September 30, 2007 is $47.1 million, $39.3 million, $127.0 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the nine months ended September 30, 2007 of $115.5 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $25.0 million, $1.0 million and $89.5 million of goodwill additions relating to the well servicing, fluid services and completion and remedial units, respectively.

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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the nine months ended September 30, 2007 or 2006.
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
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the nine months ended September 30, 2007 (in thousands):

Balance, December 31, 2006	$1,336

Additional asset retirement obligations recognized through acquisitions	101
Accretion expense	85

Balance, September 30, 2007	$1,522

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
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. Our adoption in January 2007 of FIN 48 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest will be recorded in interest expense and penalties will be recorded in income tax expense. We had no interest or penalties related to an uncertain tax position during the nine months ended September 30, 2007. The company files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities. None of the company’s income tax returns are under examination at this time.
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

3. Acquisitions
     In 2007 and 2006, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)

LeBus Oil Field Services Co.	January 31, 2006	$24,618
G&L Tool, Ltd.	February 28, 2006	58,514
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,674
Hydro-Static Tubing Testers, Inc.	July 6, 2006	1,143
Hennessey Rental Tools, Inc.	August 1, 2006	8,205
Stimulation Services, LLC	August 1, 2006	4,500
Chaparral Service, Inc.	August 15, 2006	17,605
Reddline Services, LLC	August 24, 2006	1,900
Rebel Testers, Ltd.	September 14, 2006	2,397

Total 2006		$135,568

Parker Drilling Offshore USA, LLC	January 3, 2007	20,500
Davis Tool Company, Inc.	January 17, 2007	4,026
JetStar Consolidated Holdings, Inc.	March 6, 2007	79,828
Sledge Drilling Holding Corp.	April 2, 2007	50,433
Eagle Frac Tank Rentals, LP	May 30, 2007	3,800
Wildhorse Services, Inc.	June 1, 2007	17,405
Bilco Machine, Inc.	June 21, 2007	491
Steve Carter Inc. and Hughes Services Inc.	September 26, 2007	17,947

Total through September 30, 2007		$194,430

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

     JetStar Consolidated Holdings, Inc.
     On March 6, 2007, Basic acquired all of the capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”). The results of JetStar’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $121.2 million, including $80.2 million in cash which included the retirement of JetStar’s outstanding debt. Basic issued 1,794,759 shares of common stock, at a fair value of $22.86 per share for a total fair value of approximately $41 million. The value of the 1,794,759 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number of shares were determined. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. JetStar will operate in Basic’s completion and remedial segment. The purchase price will be adjusted and finalized when the Company completes its analysis of identifiable intangible assets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for JetStar (in thousands):

Current Assets	$11,639
Property and Equipment	60,283
Goodwill (1)	73,078

Total Assets Acquired	145,000

Current Liabilities	(10,538)
Deferred Income Taxes	(13,270)
Current and Long Term Debt (2)	(37,563)

Total Liabilities Assumed	(61,371)

Net Assets Acquired	83,629

(1)	Approximately $24 million is expected to be deductible for tax purposes

(2)	Total balance was paid by Basic on the closing date
     Sledge Drilling Holding Corp.
     On April 2, 2007, Basic acquired all of the capital stock of Sledge Drilling Holding Corp. (“Sledge”). The results of Sledge’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $61.8 million, including $51.6 million in cash which included the retirement of Sledge’s outstanding debt. Basic issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. The value of the 430,191 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number shares were determined. This acquisition allowed Basic to expand its drilling operations in the Permian Basin. The purchase price will be adjusted and finalized when Basic receives an appraisal of fair value of property and equipment received and completes its analysis of identifiable intangible assets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Sledge (in thousands):

Current Assets	$6,029
Property and Equipment	36,681
Long Term Assets	20
Goodwill (1)	23,164

Total Assets Acquired	65,894

Current Liabilities	(285)
Deferred Income Taxes	(3,866)
Current and Long Term Debt (2)	(19,093)

Total Liabilities Assumed	(23,244)

Net Assets Acquired	42,650

(1)	None of which is expected to be deducted for tax purposes

(2)	Total balance was paid by Basic on the closing date
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

	Nine Months Ended September 30,
	2007	2006

Revenues	$673,977	$608,272

Net income	$73,597	$85,710

Earnings per common share — basic	$1.85	$2.57
Earnings per common share — diluted	$1.80	$2.23
     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2006 or 2007 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Land	$4,391	$2,913
Buildings and improvements	20,476	13,293
Well service units and equipment	389,399	283,084
Fluid services equipment	92,372	87,139
Brine and fresh water stations	8,728	8,710
Frac/test tanks	84,992	49,582
Pressure pumping equipment	135,814	67,540
Construction equipment	28,243	27,342
Disposal facilities	27,059	25,913
Vehicles	37,097	32,215
Rental equipment	34,584	32,548
Aircraft	4,119	4,119
Other	13,421	8,807

	880,695	643,205
Less accumulated depreciation and amortization	224,767	167,774

Property and equipment, net	$655,928	$475,431

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Light vehicles	$25,179	$23,843
Well service units and equipment	1,099	808
Fluid services equipment	32,606	26,460
Pressure pumping equipment	3,622	1,820
Construction equipment	3,559	3,559
Software	5,612	—

	71,677	56,490
Less accumulated amortization	19,868	13,785

	$51,809	$42,705

     Amortization of assets held under capital leases of approximately $6,083,000 and $3,808,000 for the nine months ended September 30, 2007 and 2006 and $2,263,000 and $1,432,000 for the three months ended September 30, 2007 and 2006 respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2007	2006

Credit Facilities:
Revolver	$150,000	$—
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	46,409	37,743

	421,409	262,743
Less current portion	16,085	12,001

	$405,324	$250,742

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
     Pursuant to the Indenture, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. The Company was in compliance with the restrictive covenants at September 30, 2007.
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
     At September 30, 2007, Basic, under its Revolver, had outstanding $150.0 million of borrowings and $15.5 million of letters of credit and no amounts outstanding in swing-line loans. At September 30, 2007, Basic had availability under its Revolver of $59.5 million.
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
     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.50 to 1.00, reducing to 3.25 to 1.00 on April 1, 2007, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2007, Basic was in compliance with its covenants.
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
     Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2007	2006

Interest expense on outstanding debt	$17,446	$10,674
Interest expense on capital leases	1,186	1,123
Commitment and other fees	492	566
Amortization of debt issuance costs	717	589
Gain on hedging activity	—	(433)
Other	318	—

	$20,159	$12,519

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
      Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $250,000 and $175,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.
     At September 30, 2007 and December 31, 2006, self-insured risk accruals totaled approximately $15.8 million and $12.6 million, net of a $652,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
      Common Stock
     In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $278,000 and $272,000 for the three months ended September 30, 2007 and 2006, respectively. For the nine months ended September 30, 2007 and 2006, the amount charged to expense over the respective vesting period totaled approximately $955,000 and $966,000, respectively.

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
     During the first nine months of 2007, Basic issued 169,875 shares of newly-issued common stock and 21,550 shares of treasury stock for the exercise of stock options.
     In March and April 2007, Basic issued 1,794,759 and 430,191 shares of common stock in connection with the acquisitions of JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp., respectively. (See note 3).
     In March 2007, Basic granted various employees 217,100 unvested shares of common stock which vest over a five year period. Also, in March 2007, Basic granted the Chairman of the Board 4,000 shares of common stock. In July 2007, Basic granted a vice president 12,000 shares of unvested shares of common stock which vest over a four year period.
      Preferred Stock
     At September 30, 2007 and December 31, 2006, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2006 is an implied volatility based upon a peer group. Expected volatility for options granted during 2007 is a combination of the Company’s historical data and implied volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007 and 2006, the Company used the simplified method to calculate the expected term. For options granted in 2007 and 2006, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended September 30, 2007 and 2006 compensation expense related to share-based arrangements was approximately $1.1 million and $842,000, respectively. For compensation expense recognized during the three months ended September 30, 2007 and 2006, Basic recognized a tax benefit of approximately $395,000 and $316,000 respectively. During the nine months ended September 30, 2007 and 2006, compensation expense related to share-based arrangements was approximately $3.2 million and $2.5 million, respectively. For compensation expense recognized during the nine months ended September 30, 2007 and 2006, Basic recognized a tax benefit of approximately $1.2 million and $912,000, respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

	Nine Months Ended	Nine Months Ended
	September 30, 2007	September 30, 2006
Risk-free interest rate	4.5%	4.7%
Expected term	6.65	6.65
Expected volatility	45.3%	47.0%
Expected dividend yield	—	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.
     The following table reflects the summary of stock options outstanding at September 30, 2007 and the changes during the nine months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	2,457,780	$9.05
Options granted	92,000	$22.66
Options forfeited	(90,125)	$16.87
Options exercised	(191,425)	$5.14
Options expired	—	$—

Outstanding, end of period	2,268,230	$9.60	6.55	$28,116

Exercisable, end of period	1,233,272	$4.69	5.35	$20,137

Vested or expected to vest, end of period	2,263,630	$9.57	6.54	$28,116

     The weighted-average grant date fair value of share options granted during the nine months ended September 30, 2007 and 2006 was $11.85 and $14.47, respectively. The total intrinsic value of share options exercised during the nine months ended September 30, 2007 and 2006 was approximately $3.6 million and $5.8 million, respectively.
     A summary of the status of the Company’s non-vested share grants at September 30, 2007 and changes during the nine months ended September 30, 2007 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share

Nonvested at beginning of period	361,250	$6.98
Granted during period	229,100	22.70
Vested during period	(180,625)	6.98
Forfeited during period	(30,725)	15.96

Nonvested at end of period	379,000	$15.75

     As of September 30, 2007, there was approximately $11.5 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.68 years. The total fair value of share-based awards vested during the nine months ended September 30, 2007 and 2006 was approximately $10.8 million and $11.6 million, respectively.
     Cash received from share option exercises under the incentive plan was approximately $983,000 and $398,000 for the nine months ended September 30, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from options exercised was $2.2 million and $3.6 million, respectively, for the nine months ended September 30, 2007 and 2006, respectively.
     The Company has a history of issuing Treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $88,000 and $94,000 as of September 30, 2007 and December 31, 2006, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
(in thousands, except share data):	2007	2006	2007	2006
	(Unaudited)		(Unaudited)

Numerator (both basic and diluted):

Net income	$24,426	$27,328	$68,191	$71,496

Denominator:

Denominator for basic earnings per share	40,515,934	33,537,355	39,843,159	33,394,202

Stock options	791,290	990,044	857,971	1,050,764
Unvested restricted stock	283,504	211,800	259,560	225,660
Common stock warrants	—	3,703,160	—	3,727,237

Denominator for diluted earnings per share	41,590,728	38,442,359	40,960,690	38,397,863

Basic earnings per common share:	$0.60	$0.81	$1.71	$2.14

Diluted earnings per common share:	$0.59	$0.71	$1.66	$1.86

11. Business Segment Information
     Basic’s reportable business segments are well servicing, fluid services, completion and remedial services and well site construction services. The following is a description of the segments:
     Well Servicing: This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and gas well and to plug and abandon a well at the end of its productive life. Basic well servicing equipment and capabilities are essential to facilitate most other services performed on a well. Also included in this segment is our contract drilling segment which provides shallow and medium-depth drilling rigs to customers on a contract basis.
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

     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion and	Well Site
	Well	Fluid	Remedial	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total

Three Months Ended September 30, 2007 (Unaudited)

Operating revenues	$99,274	$52,696	$66,304	$10,958		$229,232
Direct operating costs	(59,319)	(33,299)	(34,731)	(7,603)		(134,952)

Segment profits	$39,955	$19,397	$31,573	$3,355	$—	$94,280

Depreciation and amortization	$11,092	$5,212	$5,305	$1,022	$951	$23,582
Capital expenditures, (excluding acquisitions)	$13,763	$6,466	$6,582	$1,268	$1,180	$29,259

Three Months Ended September 30, 2006 (Unaudited)

Operating revenues	$88,221	$50,742	$42,109	$13,483	$—	$194,555
Direct operating costs	(48,399)	(31,231)	(20,522)	(9,414)	—	(109,566)

Segment profits	$39,822	$19,511	$21,587	$4,069	$—	$84,989

Depreciation and amortization	$7,539	$4,335	$3,246	$1,013	$573	$16,706
Capital expenditures, (excluding acquisitions)	$12,063	$6,936	$5,193	$1,621	$917	$26,730

Nine Months Ended September 30, 2007 (Unaudited)

Operating revenues	$284,214	$156,441	$176,177	$34,586	$—	$651,418
Direct operating costs	(170,495)	(97,943)	(91,240)	(23,440)	—	(383,118)

Segment profits	$113,719	$58,498	$84,937	$11,146	$—	$268,300

Depreciation and amortization	$31,427	$14,766	$15,030	$2,896	$2,695	$66,814
Capital expenditures, (excluding acquisitions)	$38,624	$18,147	$18,471	$3,559	$3,312	$82,113
Identifiable assets	$355,599	$184,274	$284,275	$33,480	$271,401	$1,129,029

Nine Months Ended September 30, 2006 (Unaudited)

Operating revenues	$242,840	$142,724	$110,503	$36,627	$—	$532,694
Direct operating costs	(135,530)	(86,879)	(53,556)	(25,877)	—	(301,842)

Segment profits	$107,310	$55,845	$56,947	$10,750	$—	$230,852

Depreciation and amortization	$20,157	$11,590	$8,677	$2,709	$1,532	$44,665
Capital expenditures, (excluding acquisitions)	$34,099	$19,607	$14,679	$4,581	$2,591	$75,557
Identifiable assets	$229,026	$158,015	$127,502	$32,640	$202,448	$749,631

     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006

Segment profits	$94,280	$84,989	$268,300	$230,852

General and administrative expenses	(25,472)	(20,907)	(73,713)	(59,056)
Depreciation and amortization	(23,582)	(16,706)	(66,814)	(44,665)
Gain (loss) on disposal of assets	(58)	420	(233)	(307)

Operating income	$45,168	$47,796	$127,540	$126,824

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)

Capital leases issued for equipment	$20,127	$19,286
Value of Shares that may be issued	$2,194	$—
Contingent earnout accrual	$1,214	$1,449
Asset retirement obligation additions	$101	$744
Value of common stock issued in business combinations	$51,193	$—
     Basic paid income taxes of approximately $37.8 million and $33.5 million during the nine months ended September 30, 2007 and 2006, respectively. Basic paid interest of approximately $13.6 million and $3.6 million during the nine months ended September 20, 2007 and 2006, respectively.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and well site construction services. Our results of operations since the beginning of 2002 reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry during this period. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 53 separate acquisitions from January 1, 2001 to September 30, 2007. Our weighted average number of well servicing rigs has increased from 126 in 2001 to 383 in the third quarter of 2007, and our weighted average number of fluid service trucks has increased from 156 to 653 in the same period.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2007		2006
Revenues:
Well servicing	$284.2	44%	$242.9	46%
Fluid services	156.4	24%	142.7	27%
Completion and Remedial	176.2	27%	110.5	21%
Well site construction services	34.6	5%	36.6	6%

Total revenues	$651.4	100%	$532.7	100%

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
     Selected 2007 Acquisitions
     During the first nine months of 2007, we made several acquisitions that complemented our existing lines of business and increased our presence in the rental tool business. These included, among others:
     Parker Drilling Offshore USA, LLC
     On January 3, 2007, we acquired two barge-mounted workover rigs and related equipment from Parker Drilling Offshore USA, LLC for total consideration of $20.5 million cash. The acquired rigs operate in the inland waters of Louisiana and Texas as a part of Basic Marine Services.

     JetStar Consolidated Holdings, Inc.
     On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”) for an aggregate purchase price of approximately $121.2 million, including $80.2 million in cash, of which approximately $37.6 million was used for the retirement of JetStar’s outstanding debt. As part of the purchase price, we issued 1,794,759 shares of common stock, at a fair value of $22.86 per share for a total fair value of approximately $41 million. This acquisition operates in our completion and remedial line of business.
     Sledge Drilling Holding Corp.
     On April 2, 2007, we acquired all of the outstanding capital stock of Sledge Drilling Holding Corp. (“Sledge”) for an aggregate purchase price of approximately $61.8 million, including $51.6 million in cash, of which approximately $19 million was used for the repayment of Sledge’s outstanding debt. As part of the purchase price, we issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. This acquisition allowed us to expand our drilling operations in the Permian Basin and operates in our well servicing line of business.
Segment Overview
     Well Servicing
     During the first nine months of 2007, our well servicing segment represented 44% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, contract drilling and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet has increased from a weighted average number of 353 rigs in the third quarter of 2006 to 392 in the third quarter of 2007 through a combination of new build purchases and the remainder through acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters ended December 31, 2006, and the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 (dollars in thousands):

	Weighted				Segment
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %
2006:
First Quarter	327	209,000	89.4%	$352	$152	43.4%
Second Quarter	341	221,800	91.0%	$366	$161	43.9%
Third Quarter	353	230,100	91.2%	$383	$173	45.1%
Fourth Quarter	362	218,900	84.6%	$401	$169	42.1%
Full Year	346	879,800	88.9%	$376	$164	43.6%
2007:
First Quarter	367	215,000	81.9%	$412	$166	40.3%
Second Quarter	379	221,900	81.9%	$434	$172	39.5%
Third Quarter	392	229,000	81.9%	$434	$174	40.2%

     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     We have been able to increase our revenue per rig hour from $383 in the third quarter of 2006 to $434 in the third quarter of 2007 mainly as a result of the expansion of our well servicing fleet, which has contributed to our improved revenue. However, declining market conditions since 2006 combined with adverse weather conditions have reduced utilization for our services.
     Fluid Services
     During the first nine months of 2007, our fluid services segment represented 24% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters ended December 31, 2006 and the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits %
2006:
First Quarter	529	$82	$32	39.0%
Second Quarter	568	$86	$34	39.9%
Third Quarter	614	$83	$32	38.5%
Fourth Quarter	640	$81	$32	39.3%
Full Year	588	$332	$130	39.2%
2007:
First Quarter	652	$79	$30	38.4%
Second Quarter	657	$79	$29	37.0%
Third Quarter	653	$81	$30	36.8%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     We have increased our fluid services truck fleet through internal expansion, as well as the expansion of this segment with the acquisition of LeBus in 2006.
     The decrease in revenue per fluid service truck from $83,000 in the third quarter of 2006 to $81,000 in the third quarter of 2007 is due primarily to an overall increase in the competition in the industry as well as a larger portion of the revenue of this segment being from truck services versus frac tank rentals and disposal fees.

     Completion and Remedial Services
     During the first nine months of 2007, our completion and remedial services segment represented 27% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. We entered the market for pressure pumping in East Texas during late 2002, and we expanded our presence with the acquisition of New Force in January 2003. We entered this market in the Rocky Mountain states with the acquisition of FESCO, which had a small cementing business based in Gillette, Wyoming. In December 2003, we acquired the assets of Graham Acidizing and integrated these assets into our North Texas and East Texas operations. On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was 121,000 at September 30, 2007 compared to 119,000 at June 30, 2007, and 60,000 at September 30, 2006.
     We entered the wireline business in 2004 as part of our acquisition of AWS Wireline, a regional firm based in North Texas. We entered the underbalanced drilling services business in 2004 through our acquisition of Energy Air Drilling Services, a business operating in northwest New Mexico and the western slope of Colorado markets.
     We entered the rental and fishing tool business through our acquisition of G&L in the first quarter of 2006. This acquisition added 16 stores in the North Texas, West Texas and Oklahoma markets.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters December 31, 2006 and the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 (dollars in thousands):

		Segment
	Revenues	Profits %
2006:
First Quarter	$27,455	49.5%
Second Quarter	$40,939	53.1%
Third Quarter	$42,109	51.3%
Fourth Quarter	$43,909	51.2%
Full Year	$154,412	51.5%
2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
Third Quarter	$66,304	47.6%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     Well Site Construction Services
     During the first nine months of 2007, our well site construction services segment represented 5% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis. We entered the well site construction services segment during the fourth quarter of 2003 in the Gulf Coast through the acquisition of PWI and in the Rocky Mountain states through our acquisition of FESCO.

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
     The following is an analysis of our well site construction services segment for each of the quarters ended December 31, 2006 and the quarters ended March 31, 2007, June 30, 2007 and September 30, 2007 (dollars in thousands):

		Segment
	Revenues	Profits %
2006:
First Quarter	$10,265	25.5%
Second Quarter	$12,879	31.5%
Third Quarter	$13,483	30.2%
Fourth Quarter	$13,748	33.1%
Full Year	$50,375	30.5%
2007:
First Quarter	$12,548	33.9%
Second Quarter	$11,080	31.9%
Third Quarter	$10,958	30.6%
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
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and medical and dental coverage of $250,000 and $175,000 respectively. We have lower deductibles per occurrence for automobile liability and general liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.
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

     Litigation and Self-Insured Risk Reserves. We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigated and insured claims could differ significantly from estimated amounts. As discussed in “— Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on certain assumptions developed using third-party data and historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.
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
     Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006
     Revenues. Revenues increased by 18% to $229.2 million during the third quarter of 2007 from $194.6 million during the same period in 2006. This increase was primarily due to the internal expansion of our business segments, particularly well servicing where we added 24 rigs throughout the period (excluding the Sledge acquisition) and fluid services where we added 43 trucks. In addition to internal expansion, total revenue also increased through acquisitions. The JetStar acquisition added revenues of approximately $18 million and the Sledge acquisition added revenues of approximately $8 million.
     Well servicing revenues increased by 13% to $99.3 million during the third quarter of 2007 compared to $88.2 million during the same period in 2006. The increase was due mainly to our acquisition of Sledge which added approximately $8 million in revenues. Revenue also increased as a result of internal growth of this segment as we added 24 rigs throughout the period (excluding the Sledge acquisition) as well as an increase in our revenue per rig hour of approximately 13%, from $383 per hour to $434 per hour. The growth in the segment was partially offset by a decrease in utilization from 91.2% during the third quarter of 2006 to 81.9% in the same period in 2007. Wet weather conditions in Texas and Oklahoma, where the majority of our services are provided, negatively impacted our rig utilization rate. In addition, flattening or declining drilling activity in several of our markets and new equipment has balanced supply and current demand which also contributed to the decline in utilization from 2006.
     Fluid services revenues increased by 4% to $52.7 million during the third quarter of 2007 compared to $50.7 million in the same period of 2006. This increase was primarily due to our modest price increases and our increase in equipment available during the period. Our weighted average number of fluid service trucks increased to 653 in the third quarter of 2007 compared to 614 in same period in 2006, an increase of approximately 6%.
     Completion and remedial services revenues increased by 57% to $66.3 million during the third quarter of 2007 as compared to $42.1 million in the same period in 2006. The increase in revenue between these periods was primarily the result of the acquisition of JetStar in March 2007, which added approximately $18 million in revenues.
     Well site construction services revenues decreased 19% to $11.0 million during the third quarter in 2007 as compared to $13.5 million in the same period in 2006.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased by 23% to $135.0 million during the third quarter of 2007 from $109.6 million in the same period in 2006 as a result of additional rigs and trucks, higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $10 million and the Sledge acquisition added approximately $4 million to direct operating expenses during the quarter.
     Direct operating expenses for the well servicing segment increased by 23% to $59.3 million during the third quarter of 2007 as compared to $48.4 million for the same period in 2006 due primarily due to the internal growth of this segment. Segment profits decreased to 40% of revenues during the third quarter of 2007 compared to 45% for the same period in 2006, due primarily to decreased rig utilization from 91.2% during the third quarter of 2006 to 81.9% for the same period in 2007, higher personnel related costs and higher repair and maintenance costs. The Sledge acquisition added approximately $4 million of direct operating expenses during the quarter.
     Direct operating expenses for the fluid services segment increased by 7% to $33.3 million during the third quarter of 2007 as compared to $31.2 million for the same period in 2006 due primarily to expansion of our fluid services fleet. Segment profits decreased to 37% of revenues during the third quarter of 2007 compared to 39% for the same period in 2006, due primarily to higher personnel related costs and higher repair and maintenance costs.
     Direct operating expenses for the completion and remedial services segment increased by 69% to $34.7 million during the third quarter of 2007 as compared to $20.5 million for the same period in 2006 due primarily to expansion of our services and equipment, including the JetStar acquisition. Our segment profits decreased to 48% of revenues during the third quarter of 2007 compared to 51% for the same period in 2006, due to higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $10 million of direct operating expenses during the quarter.
     Direct operating expenses for the well-site construction services segment decreased by 19% to $7.6 million during the third quarter of 2007 as compared to $9.4 million for the same period in 2006. Segment profits for this segment increased to 31% of revenues during the third quarter of 2007 as compared to 30% for the same period in 2006.
     General and Administrative Expenses. General and administrative expenses increased by 22% to $25.5 million during the third quarter of 2007 from $20.9 million for the same period in 2006, which included $1.1 million and $842,000 of stock-based compensation expense in 2007 and 2006, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $23.6 million during the third quarter of 2007 as compared to $16.7 million for the same period in 2006, reflecting the increase in the size of and investment in our asset base. We invested $18 million for acquisitions during the third quarter of 2007 and an additional $36.7 million for capital expenditures during the third quarter of 2007 (including capital leases).
     Interest Expense. Interest expense increased by 57% to $7.4 million during the third quarter of 2007 compared to $4.7 million for the same period in 2006. The increase was due primarily to an increase in the amount of long-term debt outstanding during the period.
     Income Tax Expense. Income tax expense was $14.2 million during the third quarter of 2007 as compared to $16.4 million for the same period in 2006. Our effective tax rate during the third quarter of 2007 and for the same period in 2006 was approximately 37% and 38%, respectively.
     Net Income. Our net income was $24.4 million during the third quarter of 2007 compared to $27.3 million for the same period in 2006. Increases in revenues from Sledge and JetStar acquisitions were offset by higher expenses as discussed above.
     Nine Months Ended September 30, 2007 Compared to Nine Months Ended September 30, 2006
     Revenues. Revenues increased by 22% to $651.4 million during the first nine months of 2007 from $532.7 million during the same period in 2006. This increase was primarily due to the internal expansion of our business segments, particularly well servicing which added 30 rigs (excluding the Sledge acquisition) and fluid services which added 85 trucks, and in part due to the JetStar acquisition which added approximately $39.9 million in revenues and the Sledge acquisition which added approximately $18 million in revenues.
     Well servicing revenues increased by 17% to $284.2 million during the first nine months of 2007 compared to $242.8 million during the same period in 2006. The increase was due mainly to our internal growth of this segment as well as an increase in our revenue per rig hour of approximately 16%, from $367 per hour to $427 per hour. Our weighted average number of rigs increased to 379 in the first nine months of 2007 compared to 340 in the same period in 2006, an increase of approximately 12%. Revenues attributable to the Sledge acquisition were approximately $18 million. Rig utilization averaged 81.9% during the first nine months of 2007 compared to 90.5% in same period in 2006. Adverse weather conditions in Texas and Oklahoma during the first nine months of 2007, where the majority of our services are provided, negatively impacted our rig utilization rate. In addition, flattening or declining drilling activity in several of our markets and new equipment has balanced supply and current demand which also contributed to the decline in utilization from 2006.

     Fluid services revenues increased by 10% to $156.4 million during the first nine months of 2007 compared to $142.7 million in the same period of 2006. This increase was primarily due to our internal growth. Our weighted average number of fluid service trucks increased to 654 in the first nine months of 2007 compared to 570 in same period in 2006, an increase of approximately 15%.
     Completion and remedial services revenues increased by 59% to $176.2 million during the first nine months of 2007 as compared to $110.5 million in the same period in 2006. The increase in revenue between these periods was primarily the result of the acquisition of JetStar in March 2007, which added approximately $39.9 million in revenues, and the improved pricing and demand for our services.
     Well site construction services revenues decreased 6% to $34.6 million during the first nine months of 2007 as compared to $36.6 million in the same period in 2006.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased by 27% to $383.1 million during the first nine months of 2007 from $301.8 million in the same period in 2006 as a result of additional rigs and trucks, higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $20.8 million and the Sledge acquisition added approximately $8.0 million of direct operating expenses during the first nine months of 2007.
     Direct operating expenses for the well servicing segment increased by 26% to $170.5 million during first nine months of 2007 as compared to $135.5 million for the same period in 2006 due primarily due to the internal growth of this segment. Segment profits decreased to 40% of revenues during the first nine months of 2007 compared to 44% for the same period in 2006, due to decreased rig utilization, higher personnel related costs and higher repair and maintenance costs. The Sledge acquisition added approximately $8.0 million of direct operating expenses during the first nine months of 2007.
     Direct operating expenses for the fluid services segment increased by 13% to $97.9 million during the first nine months of 2007 as compared to $86.9 million for the same period in 2006 due primarily to expansion of our fluid services fleet. Segment profits decreased to 37% of revenues during the first nine months of 2007 compared to 39% for the same period in 2006, due to higher personnel related costs and higher repair and maintenance costs.
     Direct operating expenses for the completion and remedial services segment increased by 70% to $91.2 million during first nine months of 2007 as compared to $53.6 million for the same period in 2006 due primarily to expansion of our services and equipment, including the JetStar acquisition. Our segment profits decreased to 48% of revenues during the first nine months of 2007 from 52% for the same period in 2006, due to higher personnel related costs and higher repair and maintenance costs. The JetStar acquisition added approximately $20.8 million of direct operating expenses during the first nine months of 2007.
     Direct operating expenses for the well-site construction services segment decreased by 9% to $23.4 million during the first nine months of 2007 as compared to $25.9 million for the same period in 2006. Segment profits for this segment increased to 32% of revenues during the first nine months of 2007 as compared to 29% for the same period in 2006.
     General and Administrative Expenses. General and administrative expenses increased by 25% to $73.7 million during the first nine months of 2007 from $59.1 million for the same period in 2006, which included $3.2 million and $2.5 million of stock-based compensation expense in 2007 and 2006, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business as well as additional staffing and other costs to enhance internal controls as a public company.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $66.8 million during the first nine months of 2007 as compared to $44.7 million for the same period in 2006, reflecting the increase in the size of and investment in our asset base. We invested $194.4 million for acquisitions during the first nine months of

2007 and an additional $103.3 million for capital expenditures during the first nine months of 2007 (including capital leases).
     Interest Expense. Interest expense increased by 61% to $20.2 million during the first nine months of 2007 as compared to $12.5 million for the same period in 2006. The increase was due primarily to an increase in the amount of long-term debt outstanding during the period. During the first nine months of 2007, we increased the amount outstanding under the revolver to $150.0 million.
     Income Tax Expense. Income tax expense was $40.8 million during the first nine months of 2007 as compared to $41.8 million for the same period in 2006. Our effective tax rate during the first nine months of 2007 and for the same period in 2006 was approximately 37%.
     Net Income. Our net income decreased for the first nine months of 2007 to $68.2 as compared to $71.5 million for the same period in 2006. This was due primarily to the factors described above, including our increased asset base and related revenues offset by the increase in cost for qualified personnel and maintenance as well as a decrease in utilization due to weather stoppages.
Liquidity and Capital Resources
     Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2007 Credit Facility and availability under our 2007 Credit Facility, of which approximately $59.5 million was available at September 30, 2007. As of September 30, 2007, we had cash and cash equivalents of $57.3 million compared to $51.4 million as of December 31, 2006. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
     Net Cash Provided by Operating Activities
     Cash flow from operating activities was $144.0 million for the nine months ended September 30, 2007 as compared to $108.3 million during the same period in 2006. The increase in operating cash flows for the first nine months in 2007 compared to the same period in 2006 was primarily due to expansion of our fleet, acquisitions completed and improvements in the segment profits and utilization of our equipment.
     Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) during the first nine months of 2007 were $276.5 million as compared to $208.4 million in the same period of 2006. Cash capital expenditures (excluding for acquisitions) during the first nine months of 2007 were $82.1 million.
     For 2007, we currently have planned approximately $93 million in cash capital expenditures and $22 million through capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that we may continue to spend a significant amount for acquisitions in 2007. The $115 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.

     Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $90.4 million at September 30, 2007, the availability under our credit facility of $59.5 million at September 30, 2007 and a cash balance of $57.3 million at September 30, 2007. During the first nine months of 2007, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At September 30, 2007, of the $225.0 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $59.5 million of available capacity due to the outstanding balance of $150.0 million and the $15.5 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.
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
     Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of September 30, 2007, we had total capital leases of approximately $46.4 million.
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
     Preferred Stock
     At September 30, 2007 and December 31, 2006, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated.
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
     Recent Accounting Pronouncements
     In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. Our adoption in January 2007 of FIN 48 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest will be recorded in interest expense and penalties will be recorded in income tax expense. We had no interest or penalties related to an uncertain tax position during the nine months ended September 30, 2007. The company files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities. None of the company’s income tax returns are under examination at this time.
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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2007, we had $150.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.5 million annually and a decrease in net income of approximately $939,000.
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

ITEM 6. EXHIBITS

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among the Company, JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act Certification by Chief Executive Officer pursuant to 18 U.S.C.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: November 9, 2007

EXHIBIT INDEX

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among the Company, JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement