Form 10-K
period 2007-12-31
BASIC ENERGY SERVICES INC
filed 2008-03-07
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file no. 001-32693

Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-2091194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

500 W. Illinois, Suite 100 Midland, Texas	79701 (Zip code	)
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $550,036,398 as of June 29, 2007, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $25.57 per share and 21,511,005 shares held by non-affiliates).

40,925,530 shares of the registrant’s Common Stock were outstanding as of March 4, 2008.

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

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, contract drilling, completion and remedial services and well site construction services. These services are fundamental to establishing and maintaining the flow of oil and gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. Our operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana and the Rocky Mountain states. We provide our services to a diverse group of over 2,000 oil and gas companies. We operate the third-largest fleet of well servicing rigs (also commonly referred to as workover rigs) in the United States, representing over 14% of the overall available U.S. fleet, with our two larger competitors controlling approximately 33% and 20%, respectively, according to the Association of Energy Services Companies (“AESC”) and other publicly available data.

We currently conduct our operations through the following four business segments:

•	Well Servicing. Our well servicing segment (43% of our revenues in 2007) currently operates our fleet of 387 well servicing rigs, ten drilling rigs and related equipment. This business segment encompasses a full range of services performed with a drilling rig or mobile well servicing rig, including the drilling of a well bore, installation and removal of downhole equipment, and elimination of obstructions in the well bore to facilitate the flow of oil and gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities are essential to facilitate most other services performed on a well.

•	Fluid Services. Our fluid services segment (24% of our revenues in 2007) currently utilizes our fleet of 645 fluid services trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and related equipment. These assets provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•	Completion and Remedial Services. Our completion and remedial services segment (28% of our revenues in 2007) currently operates our fleet of pressure pumping units, an array of specialized rental equipment and fishing tools, air compressor packages specially configured for underbalanced drilling operations, and cased-hole wireline units. The largest portion of this business segment consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets. We entered the rental and fishing tool business through an acquisition in the first quarter of 2006.

•	Well Site Construction Services. Our well site construction services segment (5% of our revenues in 2007) currently utilizes our fleet of earth moving equipment, which includes dozers, trenchers, motor graders, backhoes and other heavy equipment. We utilize these assets primarily to provide services for the construction and maintenance of oil and gas production infrastructure, such as preparing and maintaining access roads and well locations, installation of small diameter gathering lines and pipelines and construction of temporary foundations to support drilling rigs.

Financial information about our segments is included in Note 15, Business Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Significant Market Position.  We maintain a significant market share for our well servicing operations in our core operating areas throughout Texas and a growing market share in the other markets that we serve. Our fleet of

387 well servicing rigs represents the third-largest fleet in the United States, and our goal is to be one of the top two providers of well site services in each of our core operating areas. Our market position allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, completion and plugging and abandonment services.

Modern and Active Fleet.  We operate a modern and active fleet of well servicing rigs. We believe over 80% of the active U.S. well servicing rig fleet was built prior to 1985. Greater than 50% of our rigs at December 31, 2007 were either 2000 model year or newer, or have undergone major refurbishments during the last five years. As of December 31, 2007, we have taken delivery of 110 newbuild well servicing rigs since October 2004 as part of a 134-rig newbuild commitment, driven by our desire to maintain one of the most efficient, reliable and safest fleets in the industry. The remainder of these newbuilds are scheduled to be delivered to us by the end of December 2008. In addition to our regular maintenance program, we have an established program to routinely monitor and evaluate the condition of our fleet. We selectively refurbish rigs and other assets to maintain the quality of our service and to provide a safe work environment for our personnel and have made major refurbishments on 81 of our rigs since the beginning of 2000. Approximately 98% of our fleet was active or available for work and the remainder was stacked or awaiting refurbishment at December 31, 2007. Since 2003, we have obtained annual independent reviews and evaluations of substantially all of our assets, which confirmed the location and condition of these assets.

Extensive Domestic Footprint in the Most Prolific Basins.  Our operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana and the Rocky Mountain states. We operate in states that accounted for approximately 59% of the approximately 900,000 existing onshore oil and gas wells in the 48 contiguous states and approximately 76% of onshore oil production and 91% of onshore gas production in 2007. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and gas production areas that include both the highest concentration of existing oil and gas production activities and the largest prospective acreage for new drilling activity. This extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts.

Diversified Service Offering for Further Revenue Growth.  We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 101 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Decentralized Management with Strong Corporate Infrastructure.  Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our ten regional or division managers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 25 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Below our ten regional or division managers, our area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

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

Expand Within Our Regional Markets.  We intend to continue strengthening our presence within our existing geographic footprint through internal growth and acquisitions of businesses with strong customer relationships, well-maintained equipment and experienced and skilled personnel. Our larger competitors have only pursued acquisitions of small to mid-size regional businesses or assets in recent years on a limited basis, due to the small relative scale and financial impact of these potential acquisitions. In contrast, we have successfully pursued these types of acquisitions, which remain attractive to us and make a meaningful impact on our overall operations. We typically enter into new markets through the acquisition of businesses with strong management teams that will allow us to expand within these markets. Management of acquired companies often remain with us and retain key positions within our organization, which enhances our attractiveness as an acquisition partner. We have a record of successfully implementing this strategy. During the past three years, our acquisitions have included:

2005

•	Oilwell Fracturing Services, Inc., a pressure pumping services company operating in our Mid-Continent region;

2006

•	LeBus Oil Field Service Co., a fluid service company operating in our Ark-La-Tex region, and

•	G&L Tool, Ltd., a rental and fishing tool company included in our completion and remedial line of business;

2007

•	JetStar Consolidated Holdings, Inc., a pressure pumping company operating in our completion and remedial line of business, and

•	Sledge Drilling Holding Corp., a contract drilling company operating in our well servicing line of business.

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

Pursue Growth Through Selective Capital Deployment.  We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are thoroughly reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy, and these decisions may involve a combination of asset acquisitions and the purchase of new equipment. In 2007, we completed eight separate acquisitions for an aggregate purchase price of $252 million, net of cash acquired, and took delivery of 45 new well servicing rigs.

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the U.S., which in turn is affected by current and expected levels of oil and gas prices. As oil and gas prices rebounded beginning in early 1999, oil and gas companies have increased their drilling and workover activities. The increased activity resulted in increased domestic exploration and production spending compared to the prior year of 17% in 2006, according to the Lehman Brothers 2007 E&P Spending Survey. Domestic spending increased 4% in 2007 and is estimated to increase 4% in 2008, according to the Lehman Brothers 2008 E&P Spending Survey.

The table below sets forth average daily closing prices for the Cushing WTI Spot Oil Price and the Energy Information Agency average wellhead price for natural gas since 2003:

	Cushing WTI Spot	Average Wellhead Price
Period	Oil Price ($/bbl)	Natural Gas ($/mcf)

1/1/03 — 12/31/03	31.08	4.98
1/1/04 — 12/31/04	41.51	5.49
1/1/05 — 12/31/05	56.64	7.51
1/1/06 — 12/31/06	66.05	6.42
1/1/07 — 12/31/07	72.34	6.38

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drives the increased demand for our services. Rising oil and gas prices since early 1999 and the corresponding increase in onshore oil exploration and production spending have led to expanded drilling and well service activity, as the U.S. land-based drilling rig count increased approximately 22% from year-end 2004 to year-end 2005, 17% from year-end 2005 to year-end 2006, and 4% from year-end 2006 to year-end 2007. In addition, the U.S. land-based workover rig count increased approximately 17% from year-end 2004 to year-end 2005, decreased 1% from year-end 2005 to year-end 2006 and increased 3% from year-end 2006 to year-end 2007, according to Baker Hughes.

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

Overview of Our Segments and Services

Well Servicing Segment

Our well servicing segment encompasses a full range of services performed with a drilling rig; mobile well servicing rig, also commonly referred to as a workover rig; and ancillary equipment. Our rigs and personnel provide the means for hoisting equipment and tools into and out of the well bore, and our well servicing equipment and capabilities are essential to facilitate most other services performed on a well. Our well servicing segment services, which are performed to maintain and improve production throughout the productive life of an oil and gas well, include:

•	contract drilling services to penetrate earth to a desired depth and initiate production from a well;

•	maintenance work involving removal, repair and replacement of down-hole equipment and returning the well to production after these operations are completed;

•	hoisting tools and equipment required by the operation into and out of the well, or removing equipment from the well bore, to facilitate specialized production enhancement and well repair operations performed by other oilfield service companies; and

•	plugging and abandonment services when a well has reached the end of its productive life.

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

Our fleet included 387 well servicing and ten drilling rigs as of December 31, 2007, including 110 newbuilds since October 2004 and 81 rebuilds since the beginning of 2000. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, Utah and Montana. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. Prior to December 2004, our well servicing segment consisted entirely of land-based equipment. During December 2004, we acquired three inland barges, two of which were equipped with rigs, have been refurbished and were placed into service in the second quarter of 2005. In January 2007, we acquired two additional inland barges equipped with rigs from Parker Drilling Offshore USA, LLC. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

Our drilling rigs operate in the Permian Basin of Texas and New Mexico. Our drilling services grew significantly in 2007, with the acquisition of Sledge Drilling in April. We acquired six drilling rigs in this acquisition.

The following table sets forth the location, characteristics and number of the well servicing and drilling rigs that we operated at December 31, 2007. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. This capability is the limiting factor in our ability to provide services.

		Market Area
		Permian	South	Ark-La-	Mid-	Northern	Southern
Rig Type	Rated Capacity	Basin	Texas	Tex	Continent	Rockies	Rockies	Stacked	Total

Swab	N/A	1	1	7	5	0	0	0	14
Light Duty	<90 tons	6	2	0	16	0	0	1	25
Medium Duty	≥90-<125 tons	121	37	32	46	23	22	2	283
Heavy Duty	≥125 tons	30	5	5	6	4	5	1	56
24-Hour	≥125 tons	1	3	0	1	0	0	0	5
Drilling Rigs	≥125 tons	10	0	0	0	0	0	0	10
Inland Barge	≥125 tons	0	0	4	0	0	0	0	4

Total		169	48	48	74	27	27	4	397

We operate a total of 387 well servicing rigs, the third largest fleet in the United States. Based on their most recent publicly available information, Key Energy Services is our largest competitor with a total of 925 rigs and Nabors is the second largest with 564 rigs at year end. Our only other competitor operating more than 100 rigs is Complete Production Services with 225 rigs. Excluding the rigs operated by Nabors in California where we do not compete, we have the second largest rig fleet.

The total number of rigs owned by those four largest companies referenced above total 2,101, or 74% of the available fleet owned by member companies of the AESC, the major trade association of well site service providers. The remaining 26% of the well servicing rigs are owned by more than 100 local and regional companies. The most recent monthly activity conducted by the AESC indicated that 73% of the rigs owned were active.

We have suspected for several years that the AESC survey was failing to capture a substantial number of well servicing companies and rigs as oil and gas prices and demand since 2004 have caused numerous small company start-ups and several large E&P companies to purchase their own rigs to ensure availability. In mid-2007, we co-sponsored a comprehensive survey of well servicing rig ownership and manufacturers to provide a more accurate assessment of the size of the competitive well servicing rig fleet.

The results of that survey performed by Energy Sector Analytics, LLC, and made available to the sponsors in December included responses by 145 companies, including six E&P companies. The survey indicated a total competitive fleet of 3,477 rigs with 3,332 of those rigs working at the survey date, a utilization rate of 95%. Based on that survey, we operate approximately 11% of the available fleet and the four largest companies combine to operate 62% of the total.

The Energy Sector Analytics survey also addressed the amount of new rig capacity coming to market in 2008. Survey participants indicated plans to add 162 new rigs in 2008, offset by 77 retirements, for a net increase in the available fleet of 85 rigs, or 2.4%.

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

Contract Drilling.  Contract drilling rigs are used in the process of initiating or stimulating oil and gas production. We own and operate ten land drilling rigs in the Permian Basin region. A land drilling rig generally consists of engines, a drawworks, a mast, pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string, and related equipment. The engines power the different pieces of equipment, including a rotary table or top drives that turns the drill string, causing the drill bit to bore through the subsurface rock layers. These jobs are typically bid by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer. The demand for drilling services is highly dependent on the availability of new drilling locations available to well operators, as well as sensitivity to expectations relating to and changes in oil and gas prices.

Fluid Services Segment

Our fluid services segment provides oilfield fluid supply, transportation and storage services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations. These services include:

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

This segment utilizes our fleet of fluid services trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2007:

	Market Area
	Northern	Permian	Ark-La-	South	Mid-
	Rockies	Basin	Tex	Texas	Continent	Total

Fluid Services Trucks	87	222	186	108	42	645
Salt Water Disposal Wells	0	19	18	9	7	53
Fresh/Brine Water Stations	0	30	0	0	0	30
Fluid Storage Tanks	277	454	644	249	72	1,696

Requirements for minor or incidental fluid services are usually purchased on a “call out” basis and charged according to a published schedule of rates. Larger projects, such as servicing the requirements of a multi-well drilling program or frac program, generally involve a bidding process. We compete for services both on a call out basis and for multi-well contract projects.

We provide a full array of fluid sales, transportation, storage and disposal services required on most workover, completion and remedial projects. Our breadth of capabilities in this business segment allows us to serve as a one-stop source for our customers. Many of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by customers, requiring them to use several companies to meet their requirements and increasing their administrative burden.

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

Workover, completion and remedial activities also provide the opportunity for higher operating margins from tank rentals and fluid sales. Drilling and workover jobs typically require fresh or brine water for drilling mud or circulating fluid used during the job. Completion and workover procedures often also require large volumes of water for fracturing operations, a process of stimulating a well hydraulically to increase production. Spent mud and flowback fluids are required to be transported from the well site to an approved disposal facility.

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

Fluid Services.  We currently own and operate 645 fluid services trucks equipped with a fluid hauling capacity of up to 150 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid services trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

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

Completion and Remedial Services Segment

Our completion and remedial services segment provides oil and gas operators with a package of services that include the following:

•	pressure pumping services, such as cementing, acidizing, fracturing, coiled tubing and pressure testing;

•	rental and fishing tools;

•	cased-hole wireline services; and

•	underbalanced drilling in low pressure and fluid sensitive reservoirs.

This segment currently operates 118 pressure pumping units, with approximately 120,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and gas production or to enable cement slurry to be placed in or circulated within a well. As of December 31, 2007, we also operated 42 air compressor packages, including foam circulation units, for underbalanced drilling and 12 wireline units for cased-hole measurement and pipe recovery services.

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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2007:

	Market Area
			Northern	Southern	Permian
	Ark-La-Tex	Mid-Continent	Rockies	Rockies	Basin	Total

Pressure Pumping Units	22	93	3	0	0	118
Coiled Tubing Units	0	3	0	0	0	3
Air/Foam Packages	0	5	0	34	3	42
Wireline Units	0	12	0	0	0	12
Rental and Fishing Tool Stores	0	9	1	0	8	18

Our pressure pumping business focuses primarily on lower horsepower cementing, acidizing and fracturing services in markets. Currently, there are several pressure pumping companies that provide their services on a national basis. For the most part, these companies have concentrated their assets in markets characterized by complex work with higher horsepower requirements. This has created an opportunity in the markets for pressure pumping services in mature areas with less complex characteristics and lower horsepower requirements. We, along with a number of smaller, regional companies, have concentrated our efforts on these markets. Two of our major well servicing competitors also participates in the pressure pumping business, but primarily outside our core areas of operations for pumping services.

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

Our rental and fishing tool business provides a range of specialized services and equipment that are utilized on a non-routine basis for both drilling and well servicing operations. Drilling and well servicing rigs are equipped with a complement of tools to complete routine operations under normal conditions for most projects in the geographic area where they are employed. When downhole problems develop with drilling or servicing operations, or conditions require non-routine equipment, our customers will usually rely on a provider of rental and fishing tools to augment equipment that is provided with a typical drilling or well servicing rig package.

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

Underbalanced drilling services, unlike pressure pumping and wireline services, are not utilized universally throughout oil and gas operations. Underbalanced drilling is a technique that involves maintaining the pressure in a well at or slightly below that of the surrounding formation using air, nitrogen, mist, foam or lightweight drilling fluids instead of conventional drilling fluid. The most common method of reducing the weight of drilling fluid is to mix it with air as the fluid is pumped into the well. By varying the volume of air pumped with the fluid, the net hydrostatic pressure can be adjusted to the desired level. In extreme cases, air alone can be used to circulate rock cuttings from the well.

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

Properties

Our principal executive offices are currently located at 500 W. Illinois, Suite 100, Midland, Texas 79701. We currently conduct our business from 101 area offices, 51 of which we own and 50 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 101 area offices, 63 are located in Texas, nine are in Oklahoma, nine are in New Mexico, five are in Wyoming, four are in Colorado, three are in Louisiana, two are in Montana, two are in North Dakota, two are in Kansas, one is in Arkansas and one is in Utah.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2007, no one customer comprised over 4% of our total revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost a single material customer, or a few of them, such loss could have an adverse effect on our business until the equipment is redeployed.

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. Our two largest competitors, Key Energy Services, Inc. and Nabors Well Services Co., combined own approximately 53% of the U.S. marketable well servicing rigs. Both of these competitors are public companies or subsidiaries of public companies that operate in most of the large oil and gas producing regions in the U.S. These competitors have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, these companies market a large portion of their work to the major oil and gas companies.

We differentiate ourselves from our major competition by our operating philosophy. We operate a decentralized organization, where local management teams are largely responsible for sales and operations to develop stronger relationships with our customers at the field level. We target areas that are attractive to independent oil and gas operators who in our opinion tend to be more aggressive in spending, less focused on price and more likely to award work based on performance. With the major oil and gas companies divesting mature U.S. properties, we expect our target customers’ well population to grow over time through acquisition of properties formerly operated by major oil and gas companies. We concentrate on providing services to a diverse group of large and small independent oil and gas companies. These independents typically are relationship driven, make decisions at the local level and are willing to pay higher rates for services. We have been successful using this business model and believe it will enable us to continue to grow our business and maintain or expand our operating margins.

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

Employees

As of December 31, 2007, we employed approximately 4,500 people, with approximately 83% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. For example, although oil and natural gas prices have recently hit levels exceeding $100 per barrel and $7 per mcf, respectively, oil and natural gas prices fell below $11 per barrel and $2 per mcf, respectively, in early 1999. The Cushing WTI Spot Oil Price averaged $56.64, $66.05 and $72.34 per barrel in 2005, 2006 and 2007 respectively, and the average wellhead price for natural gas, as recorded by the Energy Information Agency, was $7.51, $6.42 and $6.38 per mcf for 2005, 2006 and 2007 respectively. Commodity prices have increased significantly in recent years, and these prices may not remain at current levels.

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

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2006, we invested approximately $104.6 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2007, we invested approximately $98.5 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and our secured credit facilities. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures, acquisitions, take advantage of business opportunities or respond to competitive pressures, it could materially adversely affect our results of operations, financial condition and growth. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result.

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

Our customers consist primarily of major and independent oil and gas companies. During 2006 and 2007, our top five customers accounted for 15% and 16%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

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

We currently purchase our well servicing rigs from a single supplier as part of a 134-rig commitment for rigs to be delivered through the end of December 2008, of which 24 remaining rigs are scheduled to be delivered between January 1, 2008 and December 31, 2008. There are also a limited number of suppliers that manufacture this type of equipment. Although pricing is generally fixed for this newbuild contract and program, future price increases could affect our ability to continue to increase the number of newbuild rigs in our fleet at economic levels. In addition, the failure of our current supplier to timely deliver the remaining newbuild rigs could adversely affect our budgeted or projected financial and operational data.

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

We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. We are also self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of these risks, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits and some policies exclude coverage for damages resulting from environmental contamination.

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

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2007, our total debt was $423.7 million, including the aggregate principal amount due under our Senior Notes of $225 million, an outstanding revolver balance of $150 million and capital lease obligations in the aggregate amount of $48.7 million. For the year ended December 31, 2007, we made cash interest payments totaling $25.6 million.

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

As of March 4, 2008, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse, a Swiss Bank, and Credit Suisse Securities (USA) LLC, beneficially owned approximately 46.1% of our outstanding common stock. Accordingly, DLJ Merchant Banking is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of DLJ Merchant Banking may differ from those of our other stockholders, and DLJ Merchant Banking may vote its common stock in a manner that may adversely affect our other stockholders.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers

Our executive officers as of December 31, 2007 and their respective ages and positions are as follows:

Name	Age	Position

Kenneth V. Huseman	55	President, Chief Executive Officer and Director
Alan Krenek	52	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Charles W. Swift	59	Senior Vice President — Rig and Truck Operations
Mark D. Rankin	54	Vice President — Risk Management
James E. Tyner	57	Vice President — Human Resources
T.M. “Roe” Patterson	33	Group Vice President — Completion and Remedial Services
Spencer D. Armour III	53	Vice President — Corporate Development
David W. Sledge	53	Vice President — Contract Drilling

Set forth below is the description of the backgrounds of our executive officers.

Kenneth V. Huseman (President — Chief Executive Officer and Director) has 29 years of well servicing experience. He has been our President, Chief Executive Officer and Director of Basic Energy Services since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1982 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States, including drilling operations in Alaska. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 20 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. From October 2002 to January 2005, he served as Vice President and Controller of Fleetwood Retail Corp., a subsidiary in the manufactured housing division of Fleetwood Enterprises, Inc. From March 2002 to August 2002, he was a consultant involved in management, assessment of operational and financial internal controls, cost recovery and cash flow management. Mr. Krenek pursued personal interests from November 2001 to March 2002. He worked in various financial management positions at Pool Energy Services Co. from 1980 to 1993 and at Noble Corporation from 1993 to 1995. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a certified public accountant.

Charles W. Swift (Senior Vice President — Rig and Truck Operations) has 35 years of related industry experience including 27 years specifically in the domestic well service business. He was named Senior Vice President — Rig and Truck Operations in July 2006, has served as a Vice President since 1997 and was involved in integrating several acquisitions during our expansion phase in late 1997. He was a co-owner of S&N Well Service from 1986 to 1997 and expanded the business to 17 rigs at the time of sale of the company to us. From 1980 to 1986, he worked at Pool Energy Services Co. where he managed well service and fluid services businesses. Mr. Swift graduated with a B.B.A. degree in International Trade from Texas Tech University.

Mark D. Rankin (Vice President — Risk Management) has 30 years of related industry experience. He has been a Vice President since 2004. From 1997 to 2004, he was a consultant to oil and gas companies and was involved in operations research and work process redesign. From 1985 to 1995, he acted as Director of International Marketing and Marketing for U.S. Operations and a District Manager at Pool Energy Services Co. He was an International Sales Manager and Director of Planning and Market Research at Zapata Off-Shore Company from 1979 to 1985. From 1977 to 1979, he was a Contract Manager at Western Oceanic, Inc. He graduated with a B.A. in Political Science from Texas A&M University.

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

T. M. “Roe” Patterson (Group Vice President — Completion and Remedial Services) has 13 years of related industry experience. He has been our Vice President of Rental and Fishing Tool Operations since July 2006, and also became our Group Vice President of Completion and Remedial Services in April 2007. He was our Vice President of Corporate Development from February 2006 through April 2007. Prior to joining us, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

Spencer D. Armour III (Vice President — Corporate Development) has 29 years of related industry experience. He has been our Vice President of Corporate Development since April 2007. Prior to joining us, he served as CEO of Sledge Drilling Corporation from March 2006 to March 2007. He served as Executive Vice President — Sales and Contracts for Patterson — UTI from January 2002 through February 2006 and served on the Board of Directors of Patterson — UTI from 1999 through 2001. He served as President of Ambar Lone Star Fluid Services, a subsidiary of Patterson — UTI from January 1998 to December 2001. Mr. Armour founded Lone Star Mud in October 1986 and served as its President until the Company was acquired by Patterson — UTI in January 1998. He graduated with a B.S. degree in Economics from the University of Houston.

David W. Sledge (Vice President — Contract Drilling) has 28 years of related industry experience. He has been our Vice President of Contract Drilling since April 2007. Prior to joining us he served as President and COO of Sledge Drilling Corporation from March 2006 to March 2007. He served as an Area Manager for Patterson — UTI from 2004 to 2006. He was involved in private investments from 1997 to 2004. He served with Gene Sledge Drilling Corp. in various capacities and was President at the time of its sale to Patterson — UTI in 1996. He presently serves on the Board of Directors for Comstock Resources Inc. and Bois D’Arc Energy Corp. Mr. Sledge graduated with a B.B.A. degree in Management from Baylor University.

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS”. The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2006 and 2007, respectively:

	High	Low

2006:
First Quarter	$29.80	$20.36
Second Quarter	$36.82	$24.37
Third Quarter	$31.30	$23.13
Fourth Quarter	$26.84	$22.34
2007:
First Quarter	$24.42	$21.65
Second Quarter	$27.77	$23.39
Third Quarter	$25.82	$19.25
Fourth Quarter	$23.28	$18.92

As of March 4, 2008, we had 40,925,530 shares of common stock outstanding held by approximately 237 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2007:

Number of
	Number of		Securities
	Securities to be	Weighted	Remaining
	Issued upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
Plan Category	Options	Options	Compensation Plans

Equity compensation plans approved by security holders(1)	2,257,355	$9.58	2,240,950
Equity compensation plans not approved by security holders	—	—	—

Total	2,257,355	$9.58	2,240,950

(1)	Consists of the Basic Energy Services, Inc. Second Amended and Restated 2003 Incentive Plan (as amended effective April 22, 2005)

Performance Graph

The following is a line graph comparing cumulative, total shareholder return from December 9, 2005 (the date of first trading) through December 31, 2007 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Complete Production Services, Inc., Tetra Technologies, Inc., and Pioneer Drilling Company.

The Company changed general market indexes for 2007, alternating from the S&P 500 Index, of which Basic is not a member, to the Russell 2000 Index, of which Basic is a member. Additionally, the Company selected in good faith a new peer group for 2007, transitioning from a group comprised of Oil States International, Inc., Superior Energy Services, Inc., Tetra Technologies, Inc., and W-H Energy Services, Inc. to the current group. This transition was done in order to compare the Company with domestic well service and drilling providers. The companies in the 2006 peer group operate in offshore as well as domestic markets, which significantly affects the market and demand for their services. Additionally, the size of the companies in the 2006 peer group is not comparable to the size of the Company. The performance graph below identifies total return for both indexes used by the Company in 2006 and 2007, and the peer groups selected by the Company in 2006 and 2007.

The graph assumes investments of $100 on December 9, 2005 at the closing sale price, and the reinvestment of all dividends, if any.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

December 9, 2005 to December 31, 2007

Value of $100 Invested December 9, 2005 at December 30, 2005, December 29, 2006, and December 31, 2007

	Basic Energy
	Services	2007 Peer Group	2006 Peer Group	S&P 500	Russell 2000
December 9, 2005	$100.00	$100.00	$100.00	$100.00	$100.00
December 30, 2005	$92.79	$97.03	$91.57	$99.12	$98.43
December 29, 2006	$114.65	$108.25	$126.09	$112.62	$114.36
December 31, 2007	$102.09	$85.52	$127.12	$116.59	$111.22

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the Regulations of 14A of 14C under the Exchange Act or to the liabilities of Section 18 under such act.

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

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Well servicing	$377,157	$330,725	$221,993	$142,551	$104,097
Fluid services	212,489	194,636	132,280	98,683	52,810
Completion and remedial services	240,692	154,412	59,832	29,341	14,808
Well site construction services	46,835	50,375	45,647	40,927	9,184

Total revenues	877,173	730,148	459,752	311,502	180,899

Expenses:
Well servicing	227,642	186,428	137,392	98,058	73,244
Fluid services	132,989	118,378	82,551	65,167	34,420
Completion and remedial services	125,948	74,981	30,900	17,481	9,363
Well site construction services	32,338	35,067	32,000	31,454	6,586
General and administration(a)	99,042	81,318	55,411	37,186	22,722
Depreciation and amortization	93,048	62,087	37,072	28,676	18,213
Loss (gain) on disposal of assets	477	277	(222)	2,616	391

Total expenses	711,484	558,536	375,104	280,638	164,939

Operating income	165,689	171,612	84,648	30,864	15,960
Other income (expense):
Net interest expense	(25,136)	(15,504)	(12,660)	(9,550)	(5,174)
Gain (loss) on early extinguishment of debt	(230)	(2,705)	(627)	—	(5,197)
Other income (expense)	176	169	220	(398)	146

Income (loss) from continuing operations before income taxes	140,499	153,572	71,581	20,916	5,735
Income tax (expense) benefit	(52,766)	(54,742)	(26,800)	(7,984)	(2,772)

Income (loss) from continuing operations	87,733	98,830	44,781	12,932	2,963
Discontinued operations, net of tax	—	—	—	(71)	22
Cumulative effect of accounting change, net of tax	—	—	—	—	(151)

Net income (loss)	87,733	98,830	44,781	12,861	2,834
Preferred stock dividend	—	—	—	—	(1,525)
Accretion of preferred stock discount	—	—	—	—	(3,424)

Net income (loss) available to common stockholders	$87,733	$98,830	$44,781	$12,861	$(2,115)

Basic earnings (loss) per share of common stock:	$2.19	$2.87	$1.57	$0.46	$(0.09)

Diluted earnings (loss) per share of common stock:	$2.13	$2.56	$1.35	$0.42	$(0.09)

	Year Ended December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands, except per share data)

Other Financial Data:
Cash flows from operating activities	198,591	145,678	99,189	46,539	29,815
Cash flows from investing activities	(294,103)	(241,351)	(107,679)	(73,587)	(84,903)
Cash flows from financing activities	136,088	114,193	21,188	21,498	79,859
Capital expenditures:
Acquistions, net of cash acquired	199,673	135,568	25,378	19,284	61,885
Property and equipment	98,536	104,574	83,095	55,674	23,501

(a)	Includes approximately $3,964,000, $3,429,000, $2,890,000, $1,587,000, and $994,000 of non-cash stock compensation expense of ended December 31, 2007, 2006, 2005, 2004 and 2003, respectively.

	As of December 31,
	2007	2006	2005	2004	2003
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$91,941	$51,365	$32,845	$20,147	$25,697
Property and equipment, net	636,924	475,431	309,075	233,451	188,243
Total assets	1,143,609	796,260	496,957	367,601	302,653
Long-term debt	406,306	250,742	119,241	170,915	142,116
Stockholders’ equity (deficit)	524,821	379,250	258,575	121,786	107,295

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Overview

We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing (including contract drilling services), fluid services, completion and remedial services and well site construction services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 43 separate acquisitions from January 1, 2003 to December 31, 2007. Our weighted average number of well servicing and drilling rigs has increased from 126 in 2001 to 396 in the fourth quarter of 2007, and our weighted average number of fluid service trucks has increased from 156 to 656 in the same period. In 2007, we significantly increased our completion and remedial services segment, principally through the acquisition of JetStar Consolidated Holdings, Inc. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2007		2006		2005

Revenues:
Well servicing	$377.2	43%	$330.7	45%	$222.0	48%
Fluid services	212.5	24%	194.6	27%	132.3	29%
Completion and remedial services	240.7	28%	154.4	21%	59.8	13%
Well site construction services	46.8	5%	50.4	7%	45.7	10%

Total revenues	$877.2	100%	$730.1	100%	$459.8	100%

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

During 2005 and 2006, our business activity levels increased due to the impact of higher oil and gas prices and the expansion of our equipment fleets. Natural gas prices reached historical highs in 2006 which stimulated increased drilling activity by our customers. In 2007, natural gas prices declined as an excess supply of natural gas began to occur, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. In 2008, we expect that the utilization of our services and pricing for these services will be comparable to 2007 assuming oil and gas prices and U.S. drilling activity remain at or near current levels.

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

We believe that the most important performance measures for our lines of business are as follows:

•	Well Servicing — rig hours, rig utilization rate, revenue per rig hour and segment profits as a percent of revenues;

•	Contract Drilling — rig operating days, revenue per drilling day and segment profits as a percent of revenues;

•	Fluid Services — revenue per truck and segment profits as a percent of revenues;

•	Completion and Remedial Services — segment profits as a percent of revenues; and

•	Well Site Construction Services — segment profits as a percent of revenues.

Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see below in “— Segment Overview.”

Recent Strategic Acquisitions and Expansions

During the period from 2005 through 2007, we grew significantly through acquisitions and capital expenditures. During 2005, we directed our focus for growth primarily on the integration and expansion of our existing businesses through capital expenditures and to a lesser extent, acquisitions. During 2006, we completed ten acquisitions, of which G&L Tool, Ltd. was considered significant for purposes of Statement of Financial Accounting Standards No. 141 (SFAS No. 141) “Business Combinations.” During 2007, we completed eight acquisitions, of which JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. were considered significant for purposes of SFAS No. 141.

We discuss the aggregate purchase prices and related financing issues below in “— Liquidity and Capital Resources” and present the pro forma effects of the acquisition of G&L Tool, Ltd., JetStar Consolidated Holdings, Inc., and Sledge Drilling Holding Corp. in note 3 of our historical consolidated financial statements included in this report.

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

Oilwell Fracturing Services, Inc.

On October 10, 2005, we completed the acquisition of Oilwell Fracturing Services, Inc., a pressure pumping services company that provides acidizing and fracturing services with operations in central Oklahoma. This acquisition strengthened the presence of our completion and remedial services segment in our Mid Continent division. This transaction was structured as a stock purchase for a total purchase price of approximately $16.1 million. The assets acquired in the acquisition included approximately $2.3 million in cash. The cash used to acquire Oilwell Fracturing Services was primarily from borrowings under our senior credit facility.

Selected 2006 Acquisitions

During 2006, we made several acquisitions that complemented our existing business segments and provided an entry into the rental and fishing tool business. These included, among others:

LeBus Oil Field Service Co.

On January 31, 2006, we acquired all of the outstanding capital stock of LeBus Oil Field Service Co. for an acquisition price of $26 million, subject to adjustments. This acquisition significantly expanded our fluid services segment in the Ark-La-Tex region. The cash used to acquire LeBus was primarily from borrowings under our senior credit facility.

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

Selected 2007 Acquisitions

During 2007, we made several acquisitions that complemented our existing business segments. These included, among others:

Parker Drilling Offshore USA, LLC

On January 3, 2007, we acquired two barge-mounted workover rigs and related equipment from Parker Drilling Offshore USA, LLC for total consideration of $20.5 million cash. The acquired rigs operate in the inland waters of Louisiana and Texas as a part of Basic Marine Services.

JetStar Consolidated Holdings, Inc.

On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”) for an aggregate purchase price of approximately $127.3 million, including $86.3 million in cash, of which approximately $37.6 million was used for the retirement of JetStar’s outstanding debt. As part of the purchase price, we issued 1,794,759 shares of common stock, at a fair value of $22.86 per share for a total fair value of approximately $41 million. This acquisition operates in our completion and remedial business segment.

Sledge Drilling Holding Corp.

On April 2, 2007, we acquired all of the outstanding capital stock of Sledge Drilling Holding Corp. (“Sledge”) for an aggregate purchase price of approximately $60.8 million, including $50.6 million in cash, of which approximately $19 million was used for the repayment of Sledge’s outstanding debt. As part of the purchase price, we issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. This acquisition allowed us to expand our drilling operations in the Permian Basin and operates in our well servicing business segment.

Wildhorse Services, Inc.

On June 5, 2007, we acquired all of the outstanding capital stock of Wildhorse Services, Inc. (“Wildhorse”) for an aggregate purchase price of approximately $17.3 million, net of cash acquired. This acquisition allowed us to expand our rental and fishing tool operations in northwestern Oklahoma and the Texas panhandle area. This acquisition operates in our completion and remedial line of business.

Segment Overview

Well Servicing

In 2007, our well servicing segment represented 43% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, contract drilling and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. We typically charge our drilling rig customers at a daily rate or at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our well servicing rigs on a weekly basis by calculating a rig utilization rate which is based on a 55-hour work week per rig. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven-day work week per rig.

Our well servicing rig fleet has increased from a weighted average number of 291 rigs in the first quarter of 2005 to 386 in the fourth quarter of 2007 through a combination of newbuild purchases and the remainder through acquisitions and other individual equipment purchases. Our contract drilling rig fleet grew from 4 during the first quarter of 2007 to 10 by the fourth quarter, due to the Sledge Drilling acquisition.

Segment profits for the well servicing segment for each of the quarters and years ended December 31, 2005, 2006 and 2007 were as follows:

		Segment
	Revenues	Profits%

2005:
First Quarter	$44,794	37.1%
Second Quarter	$53,856	38.2%
Third Quarter	$59,213	36.0%
Fourth Quarter	$64,130	40.7%
Full Year	$221,993	38.1%
2006:
First Quarter	$73,465	43.4%
Second Quarter	$81,154	43.9%
Third Quarter	$88,221	45.1%
Fourth Quarter	$87,885	42.1%
Full Year	$330,725	43.6%
2007:
First Quarter	$88,611	40.3%
Second Quarter	$96,329	39.5%
Third Quarter	$99,274	40.2%
Fourth Quarter	$92,943	38.5%
Full Year	$377,157	39.6%

The following is an analysis of our well servicing rig operations for each of the quarters and years in the years ended December 31, 2005, 2006 and 2007:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig
	Rigs	Hours	Rate	Rig Hour	Hour

2005:
First Quarter	291	175,300	84.3%	$255	$94
Second Quarter	303	192,400	88.8%	$280	$107
Third Quarter	311	198,000	89.0%	$299	$108
Fourth Quarter	316	195,000	86.3%	$329	$134
Full Year	305	760,700	87.1%	$292	$111
2006:
First Quarter	325	208,700	89.8%	$349	$157
Second Quarter	337	219,300	91.0%	$365	$165
Third Quarter	351	226,300	90.2%	$379	$175
Fourth Quarter	360	213,900	83.1%	$398	$174
Full Year	344	868,200	88.2%	$373	$168
2007:
First Quarter	364	210,800	81.0%	$411	$174
Second Quarter	371	207,700	78.3%	$415	$163
Third Quarter	383	212,100	77.7%	$414	$166
Fourth Quarter	386	200,600	72.7%	$409	$159
Full Year	376	831,200	77.3%	$412	$166

The following is an analysis of our contract drilling operations for each of the quarters and years in the years ended December 31, 2006 and 2007:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits (Loss)
	Rigs	Days	Per Day	Per Day

2006:
First Quarter	2	12	N.M.	N.M.
Second Quarter	2	104	$11,700	$(4,900)
Third Quarter	2	160	$14,700	$1,600
Fourth Quarter	3	208	$13,300	$(1,600)
Full Year	2	484	$14,400	$(3,000)
2007:
First Quarter	3	168	$11,500	$(5,200)
Second Quarter	8	594	$17,200	$6,900
Third Quarter	9	723	$15,700	$6,700
Fourth Quarter	10	748	$14,600	$5,300
Full Year	8	2,233	$15,400	$5,400

We gauge activity levels in our well servicing rig operations based on rig utilization rate, revenue per rig hour and profits per rig hour. We gauge activity levels in our drilling operations based on rig operating days, revenue per day, and profits per drilling day.

The results of the first quarter are not considered meaningful, due to the start-up nature of the drilling operations, and the fact that only twelve operating days were completed in this quarter.

Fluid Services

In 2007, our fluid services segment represented 24% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2005, 2006 and 2007 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%

2005:
First Quarter	435	$67	$24	34.3%
Second Quarter	447	$71	$26	37.0%
Third Quarter	465	$74	$28	38.6%
Fourth Quarter	472	$79	$31	39.8%
Full Year	455	$291	$109	37.6%
2006:
First Quarter	529	$82	$32	39.0%
Second Quarter	568	$86	$34	39.9%
Third Quarter	614	$83	$32	38.5%
Fourth Quarter	640	$81	$32	39.3%
Full Year	588	$332	$130	39.2%
2007:
First Quarter	652	$79	$30	38.4%
Second Quarter	657	$79	$29	37.0%
Third Quarter	653	$81	$30	36.8%
Fourth Quarter	656	$85	$32	37.5%
Full Year	655	$324	$121	37.4%

We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.

Completion and Remedial Services

In 2007, our completion and remedial services segment represented 28% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, rental and fishing tool operations, cased-hole wireline services and underbalanced drilling.

Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the southwest Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was approximately 120,000 horsepower at December 31, 2007 compared to 58,000 horsepower at December 31, 2006.

We entered the rental and fishing tool business through our acquisition of G&L in the first quarter of 2006. This acquisition consisted of 16 rental and fishing tool stores in the North Texas, West Texas, and Oklahoma markets. We have since further expanded this business line with several acquisitions and have 18 rental and fishing tool stores as of December 31, 2007.

We entered the wireline business in 2004 as part of our acquisition of AWS Wireline, a regional firm based in North Texas. We entered the underbalanced drilling services business in 2004 through our acquisition of Energy Air Drilling Services, a business operating in northwest New Mexico and the western slope of Colorado markets. For a description of our wireline and underbalanced drilling services, please read “Business — Overview of Our Segments and Services — Completion and Remedial Services Segment.”

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

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2005, 2006 and 2007 (dollars in thousands):

		Segment
	Revenues	Profits%

2005:
First Quarter	$10,764	45.6%
Second Quarter	$13,512	49.1%
Third Quarter	$15,883	48.2%
Fourth Quarter	$19,673	49.5%
Full Year	$59,832	48.4%
2006:
First Quarter	$27,455	49.5%
Second Quarter	$40,939	53.1%
Third Quarter	$42,109	51.3%
Fourth Quarter	$43,909	51.2%
Full Year	$154,412	51.5%
2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
Third Quarter	$66,304	47.6%
Fourth Quarter	$64,515	46.2%
Full Year	$240,692	47.7%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.

Well Site Construction Services

In 2007, our well site construction services segment represented 5% of our revenues. Revenues from our well site construction services segment are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. These services are independent of our other services and, while offered to some customers utilizing other services, are not offered on a bundled basis.

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

The following is an analysis of our well site construction services segment for each of the quarters and years in the years ended December 31, 2005, 2006 and 2007 (dollars in thousands):

		Segment
	Revenues	Profits%

2005:
First Quarter	$8,948	20.6%
Second Quarter	$10,918	30.8%
Third Quarter	$11,367	31.6%
Fourth Quarter	$14,414	33.6%
Full Year	$45,647	29.9%
2006:
First Quarter	$10,265	25.5%
Second Quarter	$12,879	31.5%
Third Quarter	$13,483	30.2%
Fourth Quarter	$13,748	33.1%
Full Year	$50,375	30.5%
2007:
First Quarter	$12,548	33.9%
Second Quarter	$11,080	31.9%
Third Quarter	$10,958	30.6%
Fourth Quarter	$12,249	27.4%
Full Year	$46,835	31.0%

We gauge the performance of our well site construction services segment based on the segment’s operating revenues and segment profits. While we monitor our levels of idle equipment, we do not focus on revenues per piece of equipment.

Basic will be revising its business segments beginning in the first quarter of 2008. The new operating segments will be Well Servicing, Contract Drilling, Fluid Services and Completion and Remedial Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services will be consolidated with our Fluid Services segment. These changes reflect Basic’s operating focus in compliance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Operating Cost Overview

Our operating costs are comprised primarily of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. A majority of our employees are paid on an hourly basis. With a reduced pool of workers in the industry, it is possible that we will have to raise wage rates to attract workers from other fields and retain or expand our current work force. Typically, we have been able to increase service rates to our customers to compensate for wage rate increases. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Compensation for our administrative personnel in local operating yards and in our corporate office is accounted for as general and administrative expenses. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks and other equipment in our fleet, employee payroll and our safety record.

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

Impairment of Goodwill.  Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of our goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

Allowance for Doubtful Accounts.  We estimate our allowance for doubtful accounts based on an analysis of historical collection activity and specific identification of overdue accounts. Factors that may affect this estimate include (1) changes in the financial positions of significant customers and (2) a decline in commodity prices that could affect the entire customer base.

Litigation and Self-Insured Risk Reserves.  We estimate our reserves related to litigation and self-insure risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigation and insured claims could differ significantly from estimated amounts. As discussed in “— Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on certain assumptions developed using third-party data and historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.

Fair Value of Assets Acquired and Liabilities Assumed.  We estimate the fair value of assets acquired and liabilities assumed in business combinations, which involves the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair value of property and equipment, intangible assets and the resulting amount of goodwill, if any. We test annually for impairment of the goodwill and intangible assets with indefinite useful lives recorded in business combinations. This requires us to estimate the fair values of our own assets and liabilities at the reporting unit level. Therefore, considerable judgment, similar to that described above in connection with our estimation of the fair value of acquired company, is required to assess goodwill and certain intangible assets for impairment.

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

Asset Retirement Obligations.  Statement of Financial Accounting Standards No. 143, “Accounting for Asset Retirement Obligations” (SFAS No. 143) requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset, depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlement of obligations.

Results of Operations

The results of operations between periods will not be comparable, primarily due to the significant number of acquisitions made and their relative timing in the year acquired. See note 3 of the notes to our historical consolidated financial statements for more detail.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Revenues increased by 20% to $877.2 million in 2007 from $730.1 million in 2006. This increase was primarily due to acquisitions in the completion and remedial services and well servicing segments, and to the internal expansion of our business segments, mainly well servicing.

Well servicing revenues, including drilling, increased by 14% to $377.2 million in 2007 compared to $330.7 million in 2006. The increase was due mainly to the acquisition of Sledge, which added revenues of $23.9 million, as well as internal growth of this segment. We added 45 newbuild rigs to our fleet in 2007. Our weighted average number of well servicing rigs increased to 376 in 2007 compared to 344 in 2006, an increase of approximately 9%. The rig utilization rate for our well servicing rigs declined to 77% in 2007 compared to 88% in 2006. This decline is due to stabilization of industry markets after experiencing significant growth throughout 2005 and 2006. The effect on revenue from this lower rig utilization rate was partially offset by an increase of 10% in our revenue per rig hour from 2006, which increased to $412 per rig hour, and the expansion of our well servicing fleet.

Fluid services revenues increased by 9% to $212.5 million in 2007 compared to $194.6 million in 2006. This increase was primarily due to our internal growth and acquisitions. The Steve Carter Inc. and Hughes Services Inc. acquisition added 22 trucks to our fleet and increased revenues by approximately $2.2 million for the fourth quarter of 2007. Our weighted average number of fluid service trucks increased to 655 in 2007 compared to 588 in 2006, an increase of approximately 11%. During 2007, our average revenue per fluid service truck was approximately $324,000 as compared to $332,000 in 2006.

Completion and remedial services revenues increased by 56% to $240.7 million in 2007 as compared to $154.4 million in 2006. The increase in revenue between these periods was primarily the result of the acquisition of JetStar in March 2007, which added revenues of $57.1 million, and improved pricing and utilization of our services.

Well site construction services revenues decreased 7% to $46.8 million in 2007 as compared to $50.4 million in 2006.

Direct Operating Expenses.  Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, and maintenance and repair costs, increased by 25% to $518.9 million in 2007 from $414.9 million in 2006. This increase was primarily due to the acquisitions we completed in 2007, the expansion of our well servicing rig and fluid service truck fleets, and increases in personnel and related benefit costs. Direct operating expenses increased to 59.2% of revenues in 2007 from 56.8% in 2006.

Direct operating expenses for the well servicing segment increased by 22% to $227.6 million in 2007 as compared to $186.4 million in 2006 due primarily due to the acquisition of Sledge, which added $11.7 million of operating expenses, as well as the expansion of our well servicing rig fleet. Segment profits decreased to 39.6% of revenues in 2007 compared to 43.6% in 2006, which reflects higher labor costs as we retained our rig crews during times of lower utilization.

Direct operating expenses for the fluid services segment increased by 12% to $133.0 million in 2007 as compared to $118.4 million in 2006 due primarily to the expansion of our fluid services fleet and higher labor costs. Segment profits decreased to 37.4% of revenues in 2007 compared to 39.1% in 2006.

Direct operating expenses for the completion and remedial services segment increased by 68% to $125.9 million in 2007 as compared to $75.0 million in 2006 due primarily to the expansion of our services and equipment, including the JetStar acquisition, and higher operating costs. JetStar operating expenses were approximately $34.1 million in 2007. Our segment profits decreased to 47.7% of revenues in 2007 from 51.4% in 2006, as we experienced higher labor costs and increases in costs of the materials used in our pressure pumping operations.

Direct operating expenses for the well-site construction services segment decreased by 8% to $32.3 million in 2007 as compared to $35.0 million in 2006. Segment profits for this segment increased to 31.0% of revenues in 2007 as compared to 30.3% in 2006.

General and Administrative Expenses.  General and administrative expenses increased by 22% to $99.0 million in 2007 from $81.3 million in 2006, which included $4.0 million and $3.4 million of stock-based compensation expense in 2007 and 2006, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $93.0 million in 2007 as compared to $62.1 million in 2006, reflecting the increase in the size of and investment in our asset base, particularly due to the Sledge and JetStar acquisitions. We invested $252 million for acquisitions, $26.8 million for capital leases and an additional $98.5 million for capital expenditures in 2007.

Interest Expense.  Interest expense increased by 57% to $27.4 million in 2007 from $17.5 million in 2006. The increase was due to an increase in the amount of long-term debt during the period. In 2007, we used $150 million of our credit revolver for the acquisitions of Sledge, JetStar and Wildhorse.

Income Tax Expense.  Income tax expense was $52.8 million in 2007 as compared to $54.7 million in 2006. Our effective tax rate was approximately 38% in 2007 and 36% in 2006.

Loss on Early Extinguishment of Debt.  In April 2006, we used the proceeds from our issuance of $225 million aggregate principal amount of senior notes to pay in full our Term B Loan under or senior credit facility. In connection with the payment on the Term B Loan, we recognized a loss on the early extinguishment of debt and wrote-off unamortized debt issuance costs of approximately $2.7 million.

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

Well servicing revenues increased by 49% to $330.7 million in 2006 compared to $222.0 million in 2005. The increase was due mainly to our internal growth of this segment as well as an increase in our revenue per rig hour of approximately 28%, from $292 per hour to $373 per hour. Our weighted average number of well servicing rigs increased to 344 in 2006 compared to 305 in 2005, an increase of approximately 13%. In addition, the utilization rate of our rig fleet increased to 88.2% in 2006 compared to 87.1% in 2005.

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

Completion and remedial services revenues increased by 158% to $154.4 million in 2006 as compared to $59.8 million in 2005. The increase in revenue between these periods was primarily the result of internal expansion, the acquisition of Oilwell Fracturing Services in October 2005, the acquisition of G&L during February 2006 and improved pricing and utilization of our services.

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

Direct operating expenses for the completion and remedial services segment increased by 143% to $75.0 million in 2006 as compared to $30.9 million in 2005 due primarily to increased activity and expansion of our services and equipment, including the G&L acquisition. Our segment profits increased to 51.4% of revenues in 2006 from 48.4% in 2005.

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

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2007 Credit Facility and availability under our 2007 Credit Facility, of which approximately $59.5 million was available at December 31, 2007. As of December 31, 2007, we had cash and cash equivalents of $91.9 million compared to $51.4 million as of December 31, 2006. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $198.6 million for the year ended December 31, 2007 as compared to $145.7 million in 2006, and $99.2 million in 2005. The increase in 2007 was due primarily to higher depreciation and amortization, deferred income taxes and working capital changes in 2007. The increase in operating cash flows in 2006 compared to 2005 was primarily due to increased operating profits and depreciation and amortization which were offset by increases in working capital, mainly accounts receivable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for 2007 were $298.2 million as compared to $240.1 million in 2006, and $108.5 million in 2005. In 2007 and 2006, the majority of our capital expenditures were for business acquisitions. In 2005, the majority of our capital expenditures were for the expansion of our fleet. We also added assets through our capital lease program of approximately $26.8 million, $26.4 million, and $10.3 million in 2007, 2006 and 2005, respectively.

For 2008, we currently have planned approximately $115 million in cash capital expenditures and $33 million in new capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that we may spend a significant amount for acquisitions in 2008. The $115 million of cash capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $87.5 million at December 31, 2007, the availability under our credit facility of $59.5 million at December 31, 2007 and a cash balance of $91.9 million at December 31, 2007. In 2007, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our rig purchase obligations, (6) our asset retirement obligations, and (7) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2007 (in thousands):

	Obligations Due in Periods Ended
	December 31,
Contractual Obligations	Total	2008	2009-2010	2011-2012	Thereafter

Long-term debt (excluding capital leases)	$375,000	$—	$150,000	$—	$225,000
Interest on long-term debt	177,045	26,953	53,906	32,063	64,123
Capital leases	48,673	17,367	26,234	4,872	200
Operating leases	18,316	3,450	6,203	4,541	4,122
Rig purchase obligations	16,394	16,394	—	—	—
Asset retirement obligations	1,552	—	382	168	1,002
Other long-term liabilities	4,290	3,912	326	52	—

Total	$641,270	$68,076	$237,051	$41,696	$294,447

Our long-term debt, excluding capital leases, consists primarily of term loan and revolver indebtedness outstanding under our senior credit facilities. Interest on senior notes relates to our future contractual interest obligation on our $225 million 7.125% Senior Notes offering in April of 2006 and $150 million outstanding under our 2007 credit facility. Interest on our 2007 credit facility is payable based upon the amount outstanding at December 31, 2007, at an interest rate of LIBOR plus 125 basis points. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

The table above does not reflect any additional payments that we may be required to make pursuant to contingent earn-out agreements that are associated with certain acquisitions. At December 31, 2007, we had a maximum potential obligation of $25.6 million related to the contingent earn-out agreements. This amount does not include the balance owed for an acquisition with no maximum earn-out exposure. In this situation, we will pay to the sellers an amount for each of the five consecutive 12 month periods equal to 50% of the amount by which annual EBITDA will be reached. See note 3 of the notes to our historical consolidated financial statements for additional detail.

At December 31, 2007, of the $225 million in financial commitments under the revolving line of credit under our senior credit facility, there was only $59.5 million of available capacity due to the outstanding balance of $150 million and the $15.5 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

Senior Notes

In April 2006, we completed a private offering for $225 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016. The Senior Notes are jointly and severally guaranteed by each of our subsidiaries. The net proceeds from the offering were used to retire the outstanding Term B Loan balance and to pay down the outstanding balance under the revolving credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.

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

Credit Facilities

2007 Credit Facility

On February 6, 2007, we amended and restated our existing credit agreement by entering into a Fourth Amended and Restated Credit Agreement with a syndicate of lenders (the “2007 Credit Facility”). At December 31, 2007, we had $150 million outstanding under this facility. The amendments contained in the 2007 Credit Facility included:

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

Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. We incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.

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

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of December 31, 2007, we had total capital leases of approximately $48.7 million.

Losses on Extinguishment of Debt

In February 2007 and April 2006, Basic recognized a loss on the early extinguishment of debt. In February 2007, Basic wrote off unamortized debt issuance costs of approximately $0.2 million, which related to the 2005 Credit Facility. In April 2006, Basic wrote off unamortized debt issuance costs of approximately $2.7 million, which related to the prepayment of the Term B Loan.

In 2005, Basic recognized a loss on the early extinguishment of debt. Basic wrote-off unamortized debt issuance costs of approximately $0.6 million.

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

Preferred Stock

At December 31, 2007 and December 31, 2006, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated.

Other Matters

Net Operating Losses

As of December 31, 2007, we had approximately $3.1 million of NOL carryforwards related to the pre-acquisition period of FESCO, which is subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. Our adoption in January 2007 of FIN 48 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest will be recorded in interest expense and penalties will be recorded in income tax expense. We had no interest or penalties related to an uncertain tax position during 2007. The company files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities. None of the company’s income tax returns are under examination at this time.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which will become effective for financial assets and liabilities of the company on January 1, 2008 and non-financial assets and liabilities of the company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of SFAS 157 in 2009 will depend on the company’s assets and liabilities at that time that are required to be measured at fair value.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which becomes effective for the company on January 1, 2009. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. Any acquisition related costs are to be expensed instead of capitalized. The impact to the company from the adoption of SFAS 141R in 2009 will depend on acquisitions at the time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective for the company on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2007, we had $150 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.5 million annually and a decrease in net income of approximately $937,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Basic Energy Services, Inc.

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Basic Energy Services, Inc (“Basic” or “the Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of Basic’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2007, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired JetStar Consolidated Holdings, Inc., Sledge Drilling Holding Corp., and Wildhorse Services, Inc during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 any internal control evaluation over financial reporting the associated total assets of approximately $236.1 million and total revenues of approximately $85.8 million included in the consolidated financial statements of Basic Energy Services Inc. and subsidiaries as of and for the year ended December 31, 2007.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an audit report on the effectiveness of internal control over financial reporting.

/s/ Kenneth V. Huseman Kenneth V. Huseman Chief Executive Officer	/s/ Alan Krenek Alan Krenek Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited Basic Energy Services, Inc’s (Company) internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired JetStar Consolidated Holdings, Inc., Sledge Drilling Holding Corp., and Wildhorse Services, Inc. (collectively the 2007 Excluded Acquisitions) during 2007, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007, the 2007 Excluded Acquisitions’ internal control over financial reporting associated with total assets of $236.1 million and total revenues of $85.8 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2007. Our audit of internal control over financial reporting of Basic Energy Services, Inc. also excluded an evaluation of the internal control over financial reporting of the 2007 Excluded Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007, and our report dated March 7, 2008 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 7, 2008

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2007. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

As discussed in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), Share Based Payment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 7, 2008 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 7, 2008

Basic Energy Services, Inc.

Consolidated Balance Sheets

	December 31,
	2007	2006
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$91,941	$51,365
Trade accounts receivable, net of allowance of $6,090 and $3,963, respectively	138,384	129,381
Accounts receivable — related parties	91	94
Federal income tax receivable	1,130	—
Inventories	11,034	8,409
Prepaid expenses	6,999	8,873
Other current assets	6,353	3,210
Deferred tax assets	10,593	8,432

Total current assets	266,525	209,764

Property and equipment, net	636,924	475,431
Deferred debt costs, net of amortization	6,100	6,536
Goodwill	204,963	101,579
Other intangible assets	26,975	1,550
Other assets	2,122	1,400

	$1,143,609	$796,260

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,146	$20,335
Accrued expenses	51,003	43,719
Income taxes payable	—	12,301
Current portion of long-term debt	17,413	12,001
Other current liabilities	1,474	1,430

Total current liabilities	92,036	89,786

Long-term debt	406,306	250,742
Deferred tax liabilities	114,604	73,413
Other long-term liabilities	5,842	3,069
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; non designated at December 31, 2007 and December 31, 2006, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 40,925,530 issued; 40,896,217 shares outstanding at December 31 2007 and 38,297,605 issued; 38,297,605 shares outstanding at December 31, 2006	409	383
Additional paid-in capital	314,705	256,527
Retained earnings	209,707	122,340
Treasury stock, 29,313 shares at December 31, 2007, at cost	—	—

Total stockholders’ equity	524,821	379,250

	$1,143,609	$796,260

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31
	2007	2006	2005
	(Dollars in thousands, except per share amounts)

Revenues:
Well servicing	$377,157	$330,725	$221,993
Fluid services	212,489	194,636	132,280
Completion and remedial services	240,692	154,412	59,832
Well site construction services	46,835	50,375	45,647

Total revenues	877,173	730,148	459,752

Expenses:
Well servicing	227,642	186,428	137,392
Fluid services	132,989	118,378	82,551
Completion and remedial services	125,948	74,981	30,900
Well site construction services	32,338	35,067	32,000
General and administrative, including stock-based compensation of $3,964, $3,429, and $2,890 in 2007, 2006 and 2005, respectively	99,042	81,318	55,411
Depreciation and amortization	93,048	62,087	37,072
(Gain) loss on disposal of assets	477	277	(222)

Total expenses	711,484	558,536	375,104

Operating income	165,689	171,612	84,648
Other income (expense):
Interest expense	(27,416)	(17,466)	(13,065)
Interest income	2,280	1,962	405
Loss on early extinguishment of debt	(230)	(2,705)	(627)
Other income (expense)	176	169	220

Income from continuing operations before income taxes	140,499	153,572	71,581
Income tax expense	(52,766)	(54,742)	(26,800)

Net income available to common stockholders	87,733	98,830	44,781
Basic earnings per share of common stock:

Net income available to common stockholders	$2.19	$2.87	$1.57

Diluted earnings per share of common stock:

Net income available to common stockholders	$2.13	$2.56	$1.35

Comprehensive income:
Net income	$87,733	$98,830	$44,781
Unrealized gains on hedging activities	—	51	193
Less: reclassification adjustment for gain included in net income	—	(287)	—

Comprehensive income:	$87,733	$98,594	$44,974

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

							Accumulated
			Additional			Retained	Other	Total
	Common Stock		Paid-in	Deferred	Treasury	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	(Deficit)	Income	Equity
	(In thousands, except share data)

Balance — December 31, 2004	28,931,935	58	142,802	(4,990)	—	(16,127)	43	121,786
Stock-based compensation awards	—	—	5,241	(5,241)	—	—	—	—
Amortization of deferred compensation	—	—	—	2,890	—	—	—	2,890
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	193	193
Forfeited 11,250 shares at cost of $0	—	—	—	—	—	—	—	—
Effect of stock split	—	231	(231)	—	—	—	—	—
Proceeds from common stock issuance, net of $2,044 of offering costs	5,000,000	50	91,406	—	—	—	—	91,456
Purchase of 135,326 of treasury stock	—	—	—	—	(2,531)	—	—	(2,531)
Net income	—	—	—	—	—	44,781	—	44,781

Balance — December 31, 2005	33,931,935	339	239,218	(7,341)	(2,531)	28,654	236	258,575
Adoption of Statement of Financial Accounting Standard No. 123R	—	—	(7,341)	7,341	—	—	—	—
Amortization of deferred compensation	—	—	3,429	—	—	—	—	3,429
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	51	51
Settlement of interest rate swap agreement	—	—	—	—	—	—	(287)	(287)
Offering costs	—	—	(227)	—	—	—	—	(227)
Exercise of stock warrants	4,350,000	44	17,357	—	—	—	—	17,401
Purchase of treasury stock	—	—	—	—	(3,218)	—	—	(3,218)
Exercise of stock options	15,670	—	4,091	—	5,749	(5,144)	—	4,696
Net income	—	—	—	—	—	98,830	—	98,830

Balance — December 31, 2006	38,297,605	383	256,527	—	—	122,340	—	379,250
Issuance of restricted stock	229,100	2	(2)	—	—	—	—	—
Amortization of share based compensation	—	—	3,873	—	—	—	—	3,873
Stock issued as compensation to Chairman of the Board	4,000	—	91	—	—	—	—	91
Stock issued in JetStar Consolidated Holdings, Inc. acquisition	1,794,759	18	41,011	—	—	—	—	41,029
Stock issued in Sledge Drilling Holding Corp acquisition	430,191	4	10,161	—	—	—	—	10,165
Purchase of treasury stock	—	—		—	(462)	—	—	(462)
Exercise of stock options	169,875	2	3,044	—	462	(366)	—	3,142
Net income	—	—		—	—	87,733	—	87,733

Balance — December 31, 2007	40,925,530	409	314,705	—	—	209,707	—	524,821

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006	2005
	(In thousands)

Cash flows from operating activities:
Net income	$87,733	$98,830	$44,781
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	93,048	62,087	37,072
Accretion on asset retirement obligation	115	78	42
Change in allowance for doubtful accounts	2,127	1,188	(333)
Amortization of deferred financing costs	962	804	1,062
Non-cash compensation	3,964	3,429	2,890
Loss on early extinguishment of debt	230	2,705	627
(Gain) loss on disposal of assets	477	277	(222)
Deferred income taxes	15,285	2,611	18,301
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	4,396	(32,933)	(27,577)
Inventories	(328)	(714)	(262)
Prepaid expenses and other current assets	6,325	(6,771)	304
Other assets	(753)	(450)	(49)
Accounts payable	(1,237)	5,128	2,174
Excess tax benefits from exercise of employee stock options	(2,169)	(4,022)	—
Income tax payable	(11,262)	6,344	7,013
Other liabilities	(332)	(171)	374
Accrued expenses	10	7,258	12,992

Net cash provided by operating activities	198,591	145,678	99,189

Cash flows from investing activities:
Purchase of property and equipment	(98,536)	(104,574)	(83,095)
Proceeds from sale of assets	6,815	5,560	2,436
Payments for other long-term assets	(2,709)	(6,769)	(1,642)
Payments for businesses, net of cash acquired	(199,673)	(135,568)	(25,378)

Net cash used in investing activities	(294,103)	(241,351)	(107,679)

Cash flows from financing activities:
Proceeds from debt	150,000	305,546	16,000
Debt acquired in acquisitions	58,602	—	—
Payments of debt	(15,838)	(204,793)	(81,924)
Debt paid from acquisitions	(58,602)	—	—
Proceeds from common stock, net of $2,044 of offering costs	—	—	91,456
Purchase of treasury stock	(462)	(3,218)	(2,531)
Offering costs related to initial public offering	—	(227)	—
Excess tax benefits from exercise of employee stock options	2,169	4,022	—
Tax withholding from exercise of stock options	(1,290)	(1,310)	—
Exercise of employee stock options	2,265	1,984	—
Proceeds from exercise stock warrants	—	17,401	—
Deferred loan costs and other financing activities	(756)	(5,212)	(1,813)

Net cash provided by financing activities	136,088	114,193	21,188

Net increase (decrease) in cash and equivalents	40,576	18,520	12,698
Cash and cash equivalents — beginning of year	51,365	32,845	20,147

Cash and cash equivalents — end of year	$91,941	$51,365	$32,845

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements
December 31, 2007, 2006, and 2005

1.	Nature of Operations

Basic Energy Services, Inc. provides a range of well site services to oil and gas drilling and producing companies, including well servicing, contract drilling, fluid services, completion and remedial services and well site construction services. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Kansas, Arkansas and Louisiana, and the Rocky Mountain states.

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

Estimates and Uncertainties

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property and equipment and intangible assets

•	Impairment of property and equipment, goodwill and intangible assets

•	Allowance for doubtful accounts

•	Litigation and self-insured risk reserves

•	Fair value of assets acquired and liabilities assumed

•	Stock-based compensation

•	Income taxes

•	Asset retirement obligation

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

Taxes assessed on sales transactions are presented on a net basis and are not included in revenue.

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

Building and improvements	20-30 years
Well servicing units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Frac/test tanks	10 years
Pressure pumping equipment	5-10 years
Construction equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	3-15 years
Aircraft.	20 years
Software and computers	3 years

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

Deferred debt costs of approximately $7.6 million at December 31, 2007 and $7.1 million at December 31, 2006, represent debt issuance costs and are recorded net of accumulated amortization of $1.5 million, and $523,000 at December 31, 2007 and December 31, 2006, respectively. Amortization of deferred debt costs totaled approximately $962,000, $804,000 and $1.1 million for the years ended December 31, 2007, 2006 and 2005, respectively.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Intangible assets subject to amortization under SFAS No. 142 consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $23.8 million as of December 31, 2007. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $5.2 million and $2.9 million at December 31, 2007 and 2006, respectively. Accumulated amortization related to these intangible assets totaled approximately $2.1 and $1.3 million at December 31, 2007 and 2006, respectively. Amortization expense for the years ended December 31, 2007, 2006 and 2005 was approximately $773,000, $650,000, and $519,000, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $2.5 million, $2.4 million, $2.3 million, $2.1 million, and $1.8 million in 2008, 2009, 2010, 2011, and 2012 respectively.

Amortizable Intangible Assets at December 31, 2007 (in thousands):
Customer Relationships	$23,812
Non-Compete Agreements	5,243
Accumulated Amortization Non-Compete Agreements	(2,080)

Total Amortizable Intangible Assets	$26,975

Customer relationships are amortized over a 15 year life. Non-Compete Agreements are amortized over a five year life.

Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and well site construction services. The goodwill allocated to such reporting units as of December 31, 2007 is $50.2 million, $39.6 million, $111.5 million and $3.7 million, respectively. The change in the carrying amount of goodwill for the year ended December 31, 2007 of $103.4 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $28.1 million, $1.3 million and $74.0 million of goodwill additions relating to the well servicing, fluid services and completion and remedial units, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of December 31, 2007 is $6.6 million, $701,000, $19.7 million and $9,000 for well servicing, fluid services, completion and remedial services and well site construction services, respectively.

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

Under SFAS No. 123R, entities using the minimum value method and the prospective application are not permitted to provide the pro forma disclosures (as was required under SFAS No. 123) subsequent to adoption of SFAS No. 123R since they do not have the fair value information required by SFAS No. 123R. Therefore, in accordance with SFAS No. 123R, Basic no longer includes pro forma disclosures that were required by SFAS No. 123.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2007, 2006, or 2005.

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

In May 2004, Basic implemented a cash flow hedge to protect itself from fluctuation in cash flows associated with its credit facility. Changes in fair value of the hedging derivative were initially recorded in other comprehensive income, then recognized in income in the same period(s) in which the hedged transaction affected income. Ineffective portions of a cash flow hedging derivative’s change in fair value were recognized currently in earnings. Basic had no ineffectiveness related to its cash flow hedge in 2005. The March 28, 2006 amendment to the 2005 credit facility deleted the requirement to maintain the cash flow hedge upon payoff of the Term B Loans. In April 2006, Basic paid off all outstanding borrowings under the Term B Loan (See note 5). Accordingly in April 2006, the interest rate swap was terminated and the balance remaining in accumulated comprehensive income was recognized in earnings.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during years ended December 31, 2007 and 2006 (in thousands):

Balance, December 31, 2005	$569
Additional asset retirement obligations recognized through acquisitions	289
Accretion expense	78
Settlements	(78)
Increase in asset retirement obligations due to change in estimate	479

Balance, December 31, 2006	$1,336
Additional asset retirement obligations recognized through acquisitions	101
Accretion expense	115
Settlements	—
Increase in asset retirement obligations due to change in estimate	—

Balance, December 31, 2007	$1,552

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Reclassifications

Certain reclassifications of prior year financial statement amounts have been made to conform to current year presentations.

Recent Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board (FASB) issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken, in a tax return. Our adoption in January 2007 of FIN 48 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest will be recorded in interest expense and penalties will be recorded in income tax expense. We had no interest or penalties related to an uncertain tax position during 2007. The company files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the company’s tax returns for fiscal years after 2002 currently remain subject to examination by appropriate taxing authorities. None of the company’s income tax returns are under examination at this time.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which will become effective for financial assets and liabilities of the company on January 1, 2008 and non-financial assets and liabilities of the company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the company from the adoption of SFAS 157 in 2009 will depend on the company’s assets and liabilities at that time that are required to be measured at fair value.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which becomes effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that the adoption of SFAS 159 will have a material effect on its results of operations or consolidated financial position.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which becomes effective for the company on January 1, 2009. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, Elements of Financial Statements. Any acquisition related costs are to be expensed instead of capitalized. The impact to the company from the adoption of SFAS 141R in 2009 will depend on acquisitions at the time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which becomes effective for the company on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisitions

In 2007, 2006 and 2005, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid
		(net of cash
	Closing Date	acquired)

R & R Hot Oil Service	January 5, 2005	$1,702
Premier Vacuum Service, Inc.	January 28, 2005	1,009
Spencer’s Coating Specialist	February 9, 2005	619
Mark’s Well Service	February 25, 2005	579
Max-Line, Inc.	April 28, 2005	1,498
MD Well Service, Inc.	May 17, 2005	4,478
179 Disposal, Inc.	August 4, 2005	1,729
Oilwell Fracturing Services, Inc.	October 11, 2005	13,764

Total 2005		$25,378

LeBus Oil Field Services Co.	January 31, 2006	$24,618
G&L Tool, Ltd.	February 28, 2006	58,514
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,674
Hydro-Static Tubing Testers, Inc.	July 6, 2006	1,143
Hennessey Rental Tools, Inc.	August 1, 2006	8,205
Stimulation Services, LLC	August 1, 2006	4,500
Chaparral Service, Inc.	August 15, 2006	17,605
Reddline Services, LLC	August 24, 2006	1,900
Rebel Testers, Ltd.	September 14, 2006	2,397

Total 2006		$135,568

Parker Drilling Offshore USA, LLC	January 3, 2007	20,594
Davis Tool Company, Inc.	January 17, 2007	4,164
JetStar Consolidated Holdings, Inc.	March 6, 2007	86,314
Sledge Drilling Holding Corp.	April 2, 2007	50,655
Eagle Frac Tank Rentals, LP	May 30, 2007	3,813
Wildhorse Services, Inc.	June 1, 2007	17,315
Bilco Machine, Inc.	June 21, 2007	600
Steve Carter Inc. and Hughes Services Inc.	September 26, 2007	18,049

Total 2007		$201,504

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of G&L Tool, Ltd in 2006 and JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. in 2007 have been deemed significant and are discussed below in further detail.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

JetStar Consolidated Holdings, Inc.

On March 6, 2007, Basic acquired all of the capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”). The results of JetStar’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $127.3 million, including $86.3 million in cash which included the retirement of JetStar’s outstanding debt. Basic issued 1,794,759 shares of common stock, at a fair value of $22.86 per share for a total fair value of approximately $41 million. The value of the 1,794,759 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number of shares were determined. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. JetStar will operate in Basic’s completion and remedial segment. The purchase price will be adjusted and finalized when the Company completes its analysis of identifiable intangible assets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for JetStar (in thousands):

Current Assets	$13,356
Property and Equipment	60,407
Amortizable Intangible Assets(1)	17,857
Goodwill(2)	58,917

Total Assets Acquired	150,537

Current Liabilities	(3,881)
Deferred Income Taxes	(18,979)
Current and Long Term Debt(3)	(37,563)

Total Liabilities Assumed	(60,423)

Net Assets Acquired	$90,114

(1)	Consists of Customer Relationship of $17,543, amortizable over 15 years, and Non-Compete Agreements of $314, amortizable over 5 years.

(2)	Approximately $22,491 is expected to be deductible for tax purposes

(3)	Total balance was paid by Basic on the closing date

Sledge Drilling Holding Corp.

On April 2, 2007, Basic acquired all of the capital stock of Sledge Drilling Holding Corp. (“Sledge”). The results of Sledge’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $60.8 million, including $50.6 million in cash which included the retirement of Sledge’s outstanding debt. Basic issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. The value of the 430,191 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number shares were

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

determined. This acquisition allowed Basic to expand its drilling operations in the Permian Basin. The purchase price will be adjusted and finalized when Basic receives an appraisal of fair value of property and equipment received and completes its analysis of identifiable intangible assets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Sledge (in thousands):

Current Assets	$6,029
Property and Equipment	30,638
Intangible Assets(1)	6,365
Goodwill(2)	23,405

Total Assets Acquired	66,437

Current Liabilities	(587)
Deferred Income Taxes	(3,886)
Current and Long Term Debt(3)	(19,093)

Total Liabilities Assumed	(23,566)

Net Assets Acquired	$42,871

(1)	Consists of Customer Relationship of $6,269 amortizable over 15 years, and Non-Compete Agreements of $96, amortizable over 5 years.

(2)	None of which is expected to be deducted for tax purposes

(3)	Total balance was paid by Basic on the closing date

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

	Twelve Months Ended December 31,
	2007	2006

Revenues	$899,732	$831,433
Net income	$91,640	$110,124
Earnings per common share — basic	$2.27	$3.00
Earnings per common share — diluted	$2.21	$2.70

Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2005, 2006 or 2007 is material, either individually or when aggregated, to the reported results of operations.

Contingent Earn-out Arrangements and Final Purchase Price Allocations

Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. Contingent earn-out payments that are based on continued employment with the Company are recorded as compensation expense, in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Purchase Business Combinations.” All other amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisitions of New Force Energy Services, Rolling Plains, Premier Vacuum Services and G&L Tool. Payments related to contingent earn-out agreements on Chaparral Services will be reflected as compensation expense when paid or accrued.

The following presents a summary of acquisitions that have a contingent earn-out arrangement in effect as of December 31, 2007 (in thousands):

		Maximum
		exposure of
	Termination date of	contingent		Amount paid or
	contingent earn-out	earn-out		accrued through
Acquisition	arrangement	arrangement		December 31, 2007

New Force Energy Services	January 27, 2008	$2,700		$2,700
Rolling Plains	April 30, 2009		*	5,377
Premier Vacuum Services, Inc.	February 1, 2010	900		754
Chaparral Services, Inc.	August 31, 2011	1,000		100
G&L Tool, Ltd.	February 28, 2011	21,000		7,817

		$25,600		$16,748

*	Basic will pay to the sellers an amount for each of the five consecutive 12-month periods beginning on May 1, 2004 equal to 50% of the amount by which annual EBITDA exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2007	2006

Land	$3,475	$2,913
Buildings and improvements	21,655	13,293
Well service units and equipment	387,699	283,084
Fluid services equipment	91,830	87,139
Brine and fresh water stations	8,964	8,710
Frac/test tanks	85,649	49,582
Pressure pumping equipment	132,746	67,540
Construction equipment	28,798	27,342
Disposal facilities	27,790	25,913
Vehicles	36,440	32,215
Rental equipment	33,381	32,548
Aircraft	4,119	4,119
Other	15,858	8,807

	878,404	643,205
Less accumulated depreciation and amortization	241,480	167,774

Property and equipment, net	$636,924	$475,431

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2007	2006

Light vehicles	$25,768	$23,843
Well service units and equipment	1,016	808
Fluid services equipment	34,668	26,460
Pressure pumping equipment	4,540	1,820
Construction equipment	4,440	3,559
Software	6,308	—

	76,740	56,490
Less accumulated amortization	22,660	13,785

	$54,080	$42,705

Amortization of assets held under capital leases of approximately $8.9 million, $5.3 million, and $1.3 million for the years ended December 31, 2007, 2006, and 2005, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2007	2006

Credit Facilities:
Revolver	$150,000	$—
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	48,719	37,743

	423,719	262,743
Less current portion	17,413	12,001

	$406,306	$250,742

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Pursuant to the Indenture, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. The Company was in compliance with the restrictive covenants at December 31, 2007.

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

2007 Credit Facility

On February 6, 2007, Basic entered into a $225 million Fourth Amended and Restated Credit Agreement with a syndicate of lenders (the “2007 Credit Facility”), which refinanced all of the existing credit facilities. Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. Basic incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.

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

At December 31, 2007, Basic, under its Revolver, had outstanding $150 million of borrowings and $15.5 million of letters of credit and no amounts outstanding in swing-line loans. At December 31, 2007, Basic had availability under its Revolver of $59.5 million.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.25 to 1.00, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2007, Basic was in compliance with its covenants.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually or in the aggregate.

As of December 31, 2007 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2008	$—	$17,413
2009	—	15,115
2010	150,000	11,119
2011	—	4,140
2012	—	732
Thereafter	225,000	200

	$375,000	$48,719

Basic’s interest expense consisted of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Cash payments for interest	$25,594	$12,587	$11,421
Commitment and other fees paid	249	566	185
Amortization of debt issuance costs	962	805	1,062
Accrued interest	540	3,384	—
Other	71	124	397

	$27,416	$17,466	$13,065

Losses on Extinguishment of Debt

In February 2007 and April 2006, Basic recognized a loss on the early extinguishment of debt. In February 2007, Basic wrote off unamortized debt issuance costs of approximately $0.2 million, which related to the 2005 Credit Facility. In April 2006, Basic wrote off unamortized debt issuance costs of approximately $2.7 million, which related to the prepayment of the Term B Loan.

In 2005, Basic recognized a loss on the early extinguishment of debt. Basic wrote-off unamortized debt issuance costs of approximately $0.6 million.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Income tax expense consists of the following (in thousands):

	Years Ended December 31,
	2007	2006	2005

Current:
Federal	$33,157	$50,499	$8,048
State	5,160	1,632	451

Total	$38,317	$52,131	$8,499

Deferred:
Federal	$14,207	$3,594	$17,335
State	242	(983)	966

Total	$14,449	$2,611	$18,301

Basic paid Federal income taxes of $44.1 million during 2007, $40.2 million during 2006 and $1.3 million during 2005.

Reconciliation between the amount determined by applying the Federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005

Statutory federal income tax	$49,174	$53,750	$25,053
Meals and entertainment	532	430	324
State taxes, net of federal benefit	4,062	778	1,415
Changes in estimates and other	(1,002)	(216)	8

	$52,766	$54,742	$26,800

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2007	2006

Deferred tax assets:
Receivables allowance	$2,314	$1,461
Inventory	41	—
Asset retirement obligation	283	234
Accrued liabilities	8,044	6,659
Operating loss carryforward	1,100	1,412
Deferred Compensation	2,648	1,790

Total deferred tax assets	14,430	11,556
Deferred tax liabilities:
Property and equipment	(104,476)	(73,926)
Goodwill and intangibles	(13,846)	(2,611)
Prepaid expenses	(119)	—

Total deferred tax liabilities	(118,441)	(76,537)

Net deferred tax liability	(104,011)	(64,981)

Recognized as:
Deferred tax assets — current	10,593	8,432
Deferred tax liabilities — non-current	(114,604)	(73,413)

Net deferred tax liability	$(104,011)	$(64,981)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2007 or 2006.

As of December 31, 2007, Basic had approximately $3.1 million of net operating loss carryforwards (“NOL”) for U.S. federal income tax purposes related to the preacquisition period of FESCO, which are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.

See adoption of FIN 48 in note 2.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

As of December 31, 2006, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,

2008	$3,450
2009	3,175
2010	3,027
2011	2,656
2012	1,885
Thereafter	4,122

Rent expense approximated $17.4 million, $13.9 million, and $7.0 million for 2007, 2006 and 2005, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the employment agreement with Mr. Huseman, Chief Executive Officer and president of Basic, effective December 31, 2006 through December 31, 2009, amended January 23, 2007, Mr. Huseman will be entitled to an annual salary of $525,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Huseman would be entitled to three times his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of our Company, Mr. Huseman would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic has entered into employment agreements with various other executive officers of Basic that range in term up through December 2008. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to amounts ranging from 1.5 times to 0.75 times the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

occurred . If employment is terminated for certain reasons within the six months preceding or the twelve months following the chance of control of our Company, he would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

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

At December 31, 2007 and December 31, 2006, self-insured risk accruals totaled approximately $15.1 million, net of $0 receivable for medical and dental coverage, and $12.6 million, net of $652,000 receivable for medical and dental coverage, respectively.

8.	Stockholders’ Equity

Common Stock

In February 2002, a group of related investors purchased a total of 3,000,000 shares of Basic’s common stock at a purchase price of $4 per share, for a total purchase price of $12 million. As part of the purchase, 600,000 common stock warrants were issued in connection with this transaction, the fair value of which was approximately $1.2 million (calculated using an option valuation model). The warrants allowed the holder to purchase 600,000 shares of Basic’s common stock at $4 per share. The warrants were exercisable in whole or in part after June 30, 2002 and prior to February 13, 2007.

In June of 2002 Basic granted 3,750,000 common stock warrants to acquire a total of 3,750,000 shares of common stock at a price of $4 per share, exercisable in whole or in part from June 30, 2002 through June 30, 2007.

In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant. This amount is being charged to expense over the respective vesting period and totaled approximately $1.2 million, $1.3 million and $1.6 million for the years ended December 31, 2007, 2006 and 2005.

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

In March and April 2007, Basic issued 1,794,759 and 430,191 shares of common stock in connection with the acquisitions of JetStar Consolidated Holding, Inc. and Sledge Drilling Holding Corp., respectively. (See note 3)

In March 2007, Basic granted various employees 217,100 unvested shares of common stock which vest over a five year period. Also, in March 2007, Basic granted the Chairman of the Board 4,000 shares of common stock. In

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

July 2007, Basic granted a vice president 12,000 shares of restricted common stock which vest over a four year period.

During the year ended 2007, Basic issued 22,800 shares of common stock from treasury stock for the exercise of stock options. Also, Basic issued 169,875 shares of newly-issued common stock for the exercise of stock options.

Preferred Stock

At December 31, 2007 and 2006, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.

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

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective April 22, 2005) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s successors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 5,000,000 shares. Of these shares, approximately 2.2 million shares are available for grant as of December 31, 2007. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards, and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2006 is a volatility based upon a peer group. Expected volatility for options granted during 2007 is a combination of the Company’s historical data and volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007 and 2006, the Company used the simplified method to calculate the expected term. For options granted in 2007 and 2006, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the years ended December 31, 2007, 2006 and 2005, compensation expense related to share-based arrangements was approximately $3.9 million, $3.4 million and $2.9 million , respectively. For compensation expense recognized during the years ended December 31, 2007, 2006 and 2005 Basic recognized a tax benefit of approximately $1.5 million, $1.2 million and $1.1 million, respectively.

The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

	Years Ended December 31,
	2007	2006	2005

Risk-free interest rate	4.5%	4.7%	4.2% - 4.5%
Expected term	6.65	6.65	6.00 - 10.00
Expected volatility	45.3%	47.0%	0.0%
Expected dividend yield	—	—	—

Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2007 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)

Non-statutory stock options:
Outstanding, beginning of period	2,457,780	$9.05
Options granted	92,000	$22.66
Options forfeited	(99,750)	$17.13
Options exercised	(192,675)	$5.15
Options expired	—	$—

Outstanding, end of period	2,257,355	$9.58	6.29	$29,707

Exercisable, end of period	1,244,522	$4.85	5.13	$21,277

Vested or expected to vest, end of period	2,252,755	$9.55	6.28	$29,707

The weighted-average grant date fair value of share options granted during the years ended December 31, 2007, 2006 and 2005 was $11.85, $14.47 and $8.00, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2007, 2006 and 2005 was approximately $3.6 million, $7.1 million and $0, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s non-vested share grants at December 31, 2007 and changes during the year ended December 31, 2007 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value per Share

Nonvested at beginning of period	361,250	$6.98
Granted during period	229,100	22.70
Vested during period	(180,625)	6.98
Forfeited during period	(31,725)	16.17

Nonvested at end of period	378,000	$15.74

As of December 31, 2007, there was $9.4 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.43 years. The total fair value of share-based awards vested during the years ended December 31, 2007, 2006 and 2005 was approximately $11.3 million, $12.3 million and $5.3 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $1.6 million, $2.1 million and $0, respectively for the years ended December 31, 2007, 2006 and 2005.

Cash received from share option exercises under the incentive plan was approximately $975,000, $674,000 and $0 for the years ended December 31, 2007, 2006 and 2005, respectively. The actual tax benefit realized for the tax deductions from options exercised was $1.4 million, $4.0 million and $0, respectively, for the years ended December 31, 2007, 2006 and 2005.

The Company has a history of issuing Treasury and newly-issued shares to satisfy share option exercises.

11.	Related Party Transactions

Basic had receivables from employees of approximately $91,000 and $94,000 as of December 31, 2007 and December 31, 2006, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.

12.	Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees with more than 90 days of service. Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. Basic makes a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $3.0 million, $2.5 million, and $0.5 million in 2007, 2006 and 2005, respectively.

13.	Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $8,800 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan approximated $216,000, $199,000, and $56,000 in 2007, 2006 and 2005, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

	Years Ended December 31,
	2007	2006	2005

Numerator (both basic and diluted):
Net income available to common stockholders	$87,733	$98,830	$44,781

Denominator:
Denominator for basic earnings per share	40,013,054	34,471,771	28,580,911
Stock options	831,026	1,054,040	789,991
Unvested restricted stock	268,324	244,153	638,442
Common stock warrants	—	2,823,029	3,159,035
Denominator for diluted earnings per share	41,112,404	38,592,993	33,168,379

Basic earnings per common share:
Net income available to common stockholders	$2.19	$2.87	$1.57

Diluted earnings per common share:
Net income available to common stockholders	$2.13	$2.56	$1.35

The number of antidilutive shares at December 31, 2007, 2006 and 2005 was 442,000, 401,000 and 37,500, respectively.

15.	Business Segment Information

Basic’s reportable business segments are well servicing, fluid services, completion and remedial services and well site construction services. The following is a description of the segments:

Well Servicing:  This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and gas well and to plug and abandon a well at the end of its productive life. Basic well servicing equipment and capabilities are essential to facilitate most other services performed on a well. Also included in this segment is our contract drilling segment which provides shallow and medium-depth rigs to customers on a contract basis.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic will be revising its business segments beginning in the first quarter of 2008. The new operating segments will be Well Servicing, Contract Drilling, Fluid Services and Completion and Remedial Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services will be consolidated with our Fluid Services segment. These changes reflect Basic’s operating focus in compliance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Basic’s management evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of working capital and debt financing costs.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion and	Well Site
	Well	Fluid	Remedial	Construction	Corporate
	Servicing	Services	Services	Services	and Other	Total

Year ended December 31, 2007
Operating revenues	$377,157	$212,489	$240,692	$46,835	—	$877,173
Direct operating costs	(227,642)	(132,989)	(125,948)	(32,338)	—	(518,917)

Segment profits	$149,515	$79,500	$114,744	$14,497	$—	$358,256

Depreciation and amortization	$44,019	$20,073	$21,138	$3,785	$4,033	$93,048
Capital expenditures, (excluding acquisitions)	$46,616	$21,257	$22,384	$4,009	$4,270	$98,536
Identifiable assets	$357,845	$176,968	$284,321	$30,412	$294,063	$1,143,609
Year ended December 31, 2006
Operating revenues	$330,725	$194,636	$154,412	$50,375	$—	$730,148
Direct operating costs	(186,428)	(118,378)	(74,981)	(35,067)	—	(414,854)

Segment profits	$144,297	$76,258	$79,431	$15,308	$—	$315,294

Depreciation and amortization	$28,930	$16,090	$11,070	$3,602	$2,395	$62,087
Capital expenditures, (excluding acquisitions)	$48,727	$27,100	$18,646	$6,067	$4,034	$104,574
Identifiable assets	$243,678	$161,555	$129,471	$32,372	$229,184	$796,260
Year ended December 31, 2005
Operating revenues	$221,993	$132,280	$59,832	$45,647	$—	$459,752
Direct operating costs	(137,392)	(82,551)	(30,900)	(32,000)	—	(282,843)

Segment profits	$84,601	$49,729	$28,932	$13,647	$—	$176,909

Depreciation and amortization	$18,671	$9,415	$3,644	$2,808	$2,534	$37,072
Capital expenditures, (excluding acquisitions)	$42,838	$21,602	$8,361	$6,443	$3,851	$83,095
Identifiable assets	$169,487	$100,959	$45,850	$28,376	$152,621	$497,293

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2007	2006	2005

Segment profits	$358,256	$315,294	$176,909
General and administrative expenses	(99,042)	(81,318)	(55,411)
Depreciation and amortization	(93,048)	(62,087)	(37,072)
Gain (loss) on disposal of assets	(477)	(277)	222

Operating income	$165,689	$171,612	$84,648

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2007	2006

Compensation related	$16,790	$14,006
Workers’ compensation self-insured risk reserve	9,326	8,497
Health self-insured risk reserve	6,054	5,289
Accrual for receipts	3,955	3,608
Authority for expenditure accrual	211	1,325
Ad valorem taxes	73	106
Sales tax	1,140	1,886
Insurance obligations	995	489
Purchase order accrual	45	41
Professional fee accrual	424	216
Acquired contingent earnout obligation	1,158	2,189
Retainers	172	181
Fuel accrual	1,692	460
Accrued interest	3,926	3,620
Contingent liability	1,296	—
Franchise Tax Payable	3,704	1,789
Other	42	17

	$51,003	$43,719

17.	Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year Ended December 31,
	2007	2006	2005
		(In thousands)

Capital leases issued for equipment	$26,814	$26,420	$10,334
Value of shares that may be issued	$2,194	$—	$—
Contingent earnout accrual	$1,032	$2,256	$—
Asset retirement obligation additions	$101	$767	$74
Value of common stock issued in business combinations	$51,193	$—	$—

Basic paid income taxes of approximately $44.1 million, $43.2 million and $1.3 million during the years ended December 31, 2007, 2006 and 2005, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2007 and 2006:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year ended December 31, 2007:
Total revenues	$198,930	$223,256	$229,232	$225,755	$877,173
Segment profits	$82,785	$91,235	$94,280	$89,956	$358,256
Income from continuing operations	$22,073	$21,692	$24,426	$19,541	$87,733
Net income available to common stockholders	$22,073	$21,692	$24,426	$19,541	$87,733
Basic earnings per share of common stock(a):
Net income available to common stockholders	$0.57	$0.54	$0.60	$0.48	$2.19
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$0.56	$0.52	$0.59	$0.47	$2.13
Weighted average common shares outstanding:
Basic	38,521	40,493	40,516	40,517	40,013
Diluted	39,661	41,621	41,591	41,551	41,112
Year ended December 31, 2006:
Total revenues	$154,306	$183,833	$194,555	$197,454	$730,148
Segment profits	$64,894	$80,969	$84,989	$84,442	$315,294
Income from continuing operations	$19,681	$24,487	$27,328	$27,334	$98,830
Net income available to common stockholders	$19,681	$24,487	$27,328	$27,334	$98,830
Basic earnings per share of common stock(a):
Continuing operations	$0.59	$0.73	$0.81	$0.73	$2.87
Net income available to common stockholders	$0.59	$0.73	$0.81	$0.73	$2.87
Diluted earnings per share of common stock(a):
Continuing operations	$0.53	$0.64	$0.71	$0.70	$2.56
Net income available to common stockholders	$0.53	$0.64	$0.71	$0.70	$2.56
Weighted average common shares outstanding:
Basic	33,262	33,434	33,537	37,669	34,472
Diluted	36,902	38,526	38,442	39,116	38,593

(a)	The sum of individual quarterly net income per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

19.	Subsequent Events

On January 28, 2008, Basic acquired all of the outstanding capital stock of Xterra Fishing and Rental Tools Co. for a total acquisition price of $19.0 million cash, excluding working capital acquired. This acquisition will operate in Basic’s completion and remedial line of business.

On January 30, 2008, Basic acquired substantially all of the operating assets of Lackey Construction L.L.C. for total consideration of $4.3 million cash. This acquisition will operate in Basic’s well servicing line of business.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses(a)	Accounts(b)	Deductions (c)	Period
		(In thousands)

Year Ended December 31, 2007
Allowance for Bad Debt	$3,963	$3,251	$—	$(1,124)	$6,090
Year Ended December 31, 2006
Allowance for Bad Debt	$2,775	$1,909	$—	$(721)	$3,963
Year Ended December 31, 2005
Allowance for Bad Debt	$3,108	$1,217	$—	$(1,550)	$2,775

(a)	Charges relate to provisions for doubtful accounts

(b)	Reflects the impact of acquisitions

(c)	Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2007, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers and Other Key Employees” in Item 4, and Items 11 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2007.

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

(3) Exhibits

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc.(the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)
3	.3*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693, filed on May 1, 2007)
4	.6*	Third Supplement Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)

Exhibit
No.		Description

10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Second Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006).
10	.14†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006).
10	.15*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.17*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

Exhibit
No.		Description

10	.18*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.19*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.20*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.21*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)
10	.22*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.23*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.24*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
10	.25*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006)
10	.26*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)
10	.27*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Charles W. Swift, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.30*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.31*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.32*†	Employment Agreement of Thomas Monroe Patterson, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.33*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

Exhibit
No.		Description

10	.34*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.35*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
10	.36*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)
21.1		Subsidiaries of the Company
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name: Kenneth V. Huseman

Title:	President, Chief Executive Officer and
Director

Date: March 7, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 7, 2008

/s/ Alan Krenek Alan Krenek	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 7, 2008

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	March 7, 2008

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	March 7, 2008

/s/ William E. Chiles William E. Chiles	Director	March 7, 2008

/s/ Robert F. Fulton Robert F. Fulton	Director	March 7, 2008

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	March 7, 2008

/s/ H.H. Wommack, III H.H. Wommack, III	Director	March 7, 2008

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	March 7, 2008

EXHIBIT INDEX

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc.(the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)
3	.3*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693, filed on May 1, 2007)
4	.6*	Third Supplement Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)

Exhibit
No.		Description

10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Second Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006).
10	.14†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006).
10	.15*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.17*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.18*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.19*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.20*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.21*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)
10	.22*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)

Exhibit
No.		Description

10	.23*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.24*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
10	.25*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006)
10	.26*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)
10	.27*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Charles W. Swift, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.30*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.31*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.32*†	Employment Agreement of Thomas Monroe Patterson, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.33*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.34*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.35*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
21.1		Subsidiaries of the Company
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement