Form 10-K/A
period 2007-12-31
BASIC ENERGY SERVICES INC
filed 2008-04-29
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K/A
(Amendment No. 1)

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

Documents incorporated by reference: None.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 on Form 10-K/A (the “Amendment”) is to amend and restate Part III, Items 10 through 14 of our previously filed Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities Exchange Commission on March 7, 2008 (the “Original Form 10-K”), to include information previously omitted in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. Basic Energy Services, Inc. (“Basic” or the “Company”) has determined to include such Part III information by amendment of the Original Form 10-K rather than by incorporation by reference to the proxy statement. Accordingly, Part III of the Original Form 10-K is hereby amended and restated as set forth below.

Also included in this Amendment are the certifications required by Rule 12b-15 of the Securities Exchange Act of 1934, as amended.

There are no other changes to the Original Form 10-K other than those outlined above. This Amendment does not reflect events occurring after the filing of the Original Form 10-K, nor does it modify or update disclosures therein in any way other than as required to reflect the amendment set forth below. Among other things, forward-looking statements made in the Original Form 10-K have not been revised to reflect events that occurred or facts that became known to us after the filing of the Original Form 10-K, and such forward looking statements should be read in their historical context.

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

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors

The following table sets forth certain information regarding our directors as of March 31, 2008. The Class I directors’ term will expire at the annual meeting of stockholders in 2011, the Class II directors’ term will expire at the annual meeting of stockholders in 2010 and the Class III directors’ term will expire at the annual meeting of stockholders in 2008.

Name	Age	Director Since	Class

William E. Chiles	59	2003	II
James S. D’Agostino	61	2004	III
Robert F. Fulton	56	2001	II
Kenneth V. Huseman	55	1999	III
Sylvester P. Johnson, IV	52	2001	I
Thomas P. Moore, Jr.	69	2005	III
Steven A. Webster	56	2001	I
H. H. Wommack, III	52	1992	I

Set forth below is a description of the backgrounds of our directors.

James S. D’Agostino.  Mr. D’Agostino serves as Chairman of the Board, President and Chief Executive Officer of Encore Bancshares, Inc., a banking, wealth management and insurance services holding company currently listed on the NASDAQ Global Market, and has served in such capacities of its subsidiary, Encore Bank, N.A., since November 1999. From 1998 to 1999, Mr. D’Agostino served as Vice Chairman and Group Executive and from 1997 until 1998, he served as President, Member of the Office of Chairman and Director of American General Corporation. Mr. D’Agostino graduated with an economics degree from Villanova University and a J.D. from Seton Hall University School of Law.

William E. Chiles.  Mr. Chiles has served as the Chief Executive Officer, President and a Director of Bristow Group Inc. (formerly Offshore Logistics, Inc.), a provider of helicopter transportation services to the worldwide offshore oil and gas industry, since July 2004. Mr. Chiles served as Executive Vice President and Chief Operating Officer of Grey Wolf, Inc. from March 2003 until June 2004. Mr. Chiles served as Vice President of Business Development at ENSCO International Incorporated from August 2002 until March 2003. From August 1997 until its merger into an ENSCO International affiliate in August 2002, Mr. Chiles served as President and Chief Executive Officer of Chiles Offshore Inc. Mr. Chiles has a B.B.A. in Petroleum Land Management from The University of Texas and an M.B.A. in Finance and Accounting with honors from Southern Methodist University, Dallas.

Robert F. Fulton.  Mr. Fulton has served as President and Chief Executive Officer of Frontier Drilling ASA since September 2002. From December 2001 to August 2002, Mr. Fulton managed personal investments. He served as Executive Vice President and Chief Financial Officer of Merlin Offshore Holdings, Inc. from August 1999 until November 2001. From 1998 to June 1999, Mr. Fulton served as Executive Vice President of Finance for R&B Falcon Corporation, during which time he closed the merger of Falcon Drilling Company with Reading & Bates Corporation to create R&B Falcon Corporation and then the merger of R&B Falcon Corporation and Cliffs Drilling Company. He graduated with a B.S. degree in Accountancy from the University of Illinois and an M.B.A. in finance from Northwestern University.

Kenneth V. Huseman (President — Chief Executive Officer and Director) has 29 years of well servicing experience. He has been our President, Chief Executive Officer and a director of Basic Energy Services since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1982 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States, including drilling operations in Alaska. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Sylvester P. Johnson, IV.  Mr. Johnson has served as President, Chief Executive Officer and a director of Carrizo Oil & Gas, Inc. since December 1993. Prior to that, he worked for Shell Oil Company for 15 years. His managerial positions included Operations Superintendent, Manager of Planning and Finance and Manager of Development Engineering. Mr. Johnson is a director of Pinnacle Gas Resources, Inc. Mr. Johnson is a Registered Petroleum Engineer and has a B.S. in Mechanical Engineering from the University of Colorado.

Thomas P. Moore, Jr.  Mr. Moore has served as a director of Basic since 2005. Mr. Moore was a Senior Principal of State Street Global Advisors, the head of Global Fundamental Strategies, and a member of the Senior Management Group from 2001 through July 2005. Mr. Moore retired from this position in July 2005. From 1986 through 2001, he was a Senior Vice President of State Street Research & Management Company and was head of the State Street Research International Equity Team. From 1977 to 1986 he served in positions of increasing responsibility with Petrolane, Inc., including Administrative Vice President (1977-1981), President of Drilling Tools, Inc., an oilfield equipment rental subsidiary (1981-1984), and President of Brinkerhoff-Signal, Inc., an oil well contract drilling subsidiary (1984-1986). Mr. Moore is a Chartered Financial Analyst and holds an M.B.A. degree from Harvard Business School.

Steven A. Webster.  Mr. Webster has served as Co-Managing Partner and President of Avista Capital Holdings, L.P., a private equity firm focused on investments in the energy, media and healthcare sectors, since July 1, 2005. From 2000 until June 30, 2005, Mr. Webster served as Chairman of Global Energy Partners, a specialty group within Credit Suisse’s Alternative Capital Division that made investments in energy companies. From 1998 to 1999, Mr. Webster served as Chief Executive Officer and President of R&B Falcon Corporation, and from 1988 to 1998, Mr. Webster served as Chairman of and Chief Executive Officer of Falcon Drilling Company, both offshore drilling contractors. Mr. Webster serves as Chairman of Carrizo Oil & Gas, Inc. and as a director of Grey Wolf, Inc., SEACOR Holdings Inc., Hercules Offshore, Inc., Camden Property Trust, Geokinetics, Inc., Pinnacle Gas Resources, Inc., Encore Bancshares, Inc. and various privately held companies. Mr. Webster was the founder and an original shareholder of Falcon, a predecessor to Transocean, Inc., and was a co-founder and original shareholder of Carrizo. Mr. Webster holds a B.S.I.M. from Purdue University and an M.B.A. from Harvard Business School.

H. H. Wommack, III.  Mr. Wommack was our founder and our Chairman of the Board from 1992 until January 2001. Mr. Wommack is currently a principal of and Chief Executive Officer of Saber Resources, LLC, a privately held oil and gas company that he founded in May 2004. Mr. Wommack served as Chairman of the Board, President, Chief Executive Officer and a Director of Southwest Royalties Holdings, Inc. from its formation in July 1997 until April 2005 and of Southwest Royalties, Inc. from its formation in 1983 until its sale in May 2004. Prior to the formation of Southwest Royalties, Mr. Wommack was a self-employed independent oil and gas producer. Mr. Wommack is currently Chairman of the Board of Midland Red Oak Realty, a commercial real estate company involved in investments in the Southwest. He graduated with a B.A. from the University of North Carolina and a J.D. from the University of Texas School of Law.

Executive Officers

Our executive officers as of March 31, 2008 and their respective ages and positions are as follows:

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

Set forth below is a description of the backgrounds of our executive officers, other than Mr. Huseman, whose biography is included above in the biographies of our directors.

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

ITEM 11.	EXECUTIVE COMPENSATION

Compensation Discussion and Analysis

Overview of Our Compensation Policies and Objectives.  Our intent regarding compensation of its senior executive officers is to provide salary levels and compensation incentives (1) that are competitive within the market in which positions are located, (2) that attract and retain individuals of outstanding ability in these key positions and (3) that are designed to align the executives’ incentives with the Company’s short and long-term goals, including strong pay-for-performance recognition for both individual performance and the Company’s performance relative to the performance of other companies of comparable size, complexity and quality. In addition, the Compensation Committee considers the anticipated tax treatment of the Company’s executive compensation program.

Elements of Compensation.  During 2006 and 2007, the executive compensation program for our named executive officers and other senior executives included four principal elements that, taken together, constitute a flexible and balanced method of establishing total compensation. These elements are:

•	base salary;

•	quarterly incentive bonus plan cash awards to certain executive offices (excluding our CEO and CFO);

•	annual cash incentive bonuses; and

•	long-term incentive awards, which during 2006 consisted solely of stock option grants and during 2007 consisted of a combination of stock option grants and restricted stock awards.

The compensation program for our named executive officers during 2006 and 2007 included only very limited additional perquisites not offered to employees generally.

Selection of Elements to Provide Competitive Levels of Compensation.  The Compensation Committee generally attempts to provide the Company’s senior executives with a total compensation package that is competitive and reflective of the performance achieved by the Company compared to the performance achieved by the Company’s peers. During 2006, the Compensation Committee attempted to weight compensation generally toward long-term incentives, with base compensation targeted in the range of the 25th to 50th percentile of the compensation peer group considered by the Committee. The Committee determined a competitive level of compensation for each executive based on information drawn from a variety of sources, including proxy statements of other companies and surveys. The Company engaged Pearl Meyer & Partners during 2005 to perform an executive compensation review. This review was completed in December 2005. The peer group was comprised of a combination of the Company’s direct competitors and other energy and energy services companies that experience similar market forces and are looked at similarly by the investment community. Compensation norms for the group were adjusted for comparability of revenue size to the Company. This review was used by the Compensation Committee in establishing 2006 executive base salaries, the range for potential 2006 cash incentive bonuses to be paid in 2007, and aggregate long-term incentive plan payouts and equity awards. During 2006, the Company elected to make equity grant levels somewhat higher than the median in order to address certain retention pressures in the market. Total cash compensation levels were found near the norm, and increased generally to move executives closer to the median where applicable and in accordance with anticipated normal industry increases (which increases were higher than prior-year normal increases due to competition and activity in the sector). While the targeted value of an executive’s compensation package may be competitive, its actual value may exceed or fall below market average levels depending on performance, as discussed below.

The Company also engaged Pearl Meyer & Partners during 2006 to review the terms of the employment agreements for its named executive officers and other senior executives, and to recommend changes to these agreements. New agreements with the executive officers were entered into effective December 31, 2006. The principal effect of these new agreements was to streamline severance and non-competition provisions among our executive officers into three tiers, with our CEO in one tier, our CFO and Senior Vice President — Rig and Truck Operations in a second tier, and our other Vice Presidents in a third tier. Severance benefits are discussed below under “— Severance Benefits.”

Mix and Allocation of Compensation Components.  As noted above, the salary for our named executive officers can represent 100% of compensation in any given year when incentives do not pay out or long-term awards are not made. However, the general mix of compensation for target-level performances in the annual incentive plans, plus the net annualized present value of long-term compensation grants, can range as follows, depending upon the executive. The following general percentage mix would apply to the general approach in establishing the total compensation for the Company’s executives at 2007 target performance. It is important to note that the influences of the timing of awards, availability of stock, company financial performance and stock price performance could significantly change the basic mix of compensation components as a percentage of total compensation:

For the CEO:	Base pay = 25% to 30% Bonus compensation at target = 25% to 30% Long-term compensation annualized = 40% to 50%
For the other named executives:	Base pay = 35% to 40% Bonus compensation at target = 20% to 25% Long-term compensation annualized = 30% to 45%

Base Salaries.  The Compensation Committee periodically reviews and establishes executive base salaries. Generally, base salaries are based on (1) the scope and complexity of the position held, (2) market survey data from comparable companies and (3) the incumbent’s competency level based on overall experience and past performance. All of the executives employed by the Company during 2005 who were expected to continue service during 2006 received salary increases for fiscal 2006, including Mr. Huseman. The base salaries of Messrs. Huseman, Krenek and Tyner were also increased by the Compensation Committee for 2007 based on the Compensation Committee’s review of its peer group and anticipated design for the overall 2007 compensation program for executive officers.

Quarterly Incentive Bonus Plans.  During 2006 and 2007, the Company maintained three individual Quarterly Incentive Bonus Plans for management and administrative personnel. These plans address (1) area-level personnel, (2) region- and division-level personnel and (3) corporate-level personnel, except for the CEO and CFO. During 2006 and 2007, the Company also maintained an annual incentive bonus plan for executive officers. Employees participating under these plans were eligible for cash bonuses. Compensation potential and actual compensation received from all the plans are part of the cash compensation review process.

The purpose of the area, region, and division-level plans is to tie the compensation of the respective employees directly to the financial return on assets employed within their particular operations. During 2006 and 2007, corporate-level bonuses were tied to the Company’s net income.

Messrs. Huseman and Krenek did not participate in any of the Quarterly Incentive Bonus Plans during 2006 or 2007 and received only an annual cash bonus in early 2007 and 2008, respectively. Mr. Swift participated in the division-level Quarterly Incentive Bonus Plan for the first three quarters of 2006 and received an annual cash bonus in early 2007 and he participated in the Quarterly Incentive Bonus Plan in the third and fourth quarters of 2007 and received an annual cash bonus in early 2008. Messrs. Patterson and Tyner each participated in the Quarterly Incentive Bonus Plans in 2006 and 2007 and received annual cash bonuses in early 2007 and 2008.

Annual Cash Bonuses and Non-Equity Incentive Plan Compensation.  The purpose of annual cash bonuses under our Second Amended and Restated 2003 Incentive Plan (the “2003 Incentive Plan”) is to provide motivation toward, and reward the accomplishment of, corporate annual objectives and to provide a competitive compensation package that will attract, reward and retain individuals of the highest quality. The cash bonus awards to our named executive officers for 2006 and 2007 were paid as non-equity incentive plan compensation based upon the achievement of corporate performance objectives.

During 2006, the Compensation Committee of the Company utilized a set of metrics, which we refer to as our 2006 annual incentive compensation plan, for determining aggregate annual bonuses for our senior executive officers, including each of our named executive officers, consisting of (including relative weighting):

•	EBITDA return on capital employed (EBITDA/net debt and equity)(40%);

•	accident frequency rates (20%);

•	revenue growth (15%);

•	return on equity (15%); and

•	individual performance, including extraordinary efforts and results (10%).

Target bonus award levels for the Company’s executive officers during 2006 were established by senior management working with the Compensation Committee. Target levels represent the award level attainable when the plans are performed fully to expectations or plan and individual performance is rated accordingly. Potential annual cash awards for 2006 ranged from zero to 100% of base salary, with a target level of 75% based on the Company’s annual budgeted revenue, plus 10%, plus acquisition-related revenue at budgeted performance. Payments made under our Quarterly Incentive Bonus Plans offset the annual bonus awards. The maximum target bonus is granted if total points for the metrics equal or exceed 2.4 out of a maximum of 3.0 points. The greatest weight is given to EBITDA return on capital employed. The threshold level for the maximum bonus level on this metric was below our 2005 and 2006 actual performance, which actual performance continued to exceed historical levels. During 2006, the Company exceeded the maximum threshold level for targeted return on equity, but it did not exceed the maximum threshold level for either accident record or revenue growth. All of the executive officers received the maximum annual cash bonus for 2006, equal to 100% of their base salary as of December 31, 2006, which cash bonuses were paid during the first quarter of 2007. Payments under these metrics were not “qualified performance based compensation” within the meaning of Section 162(m) of the Code.

In addition to the foregoing cash awards, the Compensation Committee used these metrics to determine the potential value of equity incentive rewards in the form of options or restricted stock, which targeted a range from zero to 250% for our CEO, 200% for our CFO and Senior Vice President — Rig and Truck Operations, and 100% for other executive officers. These awards were issued in March 2007 based on 2006 performance.

During 2007, the Compensation Committee of the Company utilized a set of metrics as guidelines for determining aggregate annual bonuses for our senior executive officers, including each of our named executive officers, consisting of:

•	EBITDA return on capital employed (EBITDA/net debt and equity);

•	accident record, including both the overall frequency rates and levels of preventable accidents;

•	revenue growth;

•	return on equity; and

•	individual performance, including extraordinary efforts and results.

Target bonus award levels for the Company’s executive officers during 2007 were established by senior management working with the Compensation Committee. Target levels represent the award level attainable when the plans are performed fully to expectations or plan and individual performance is rated accordingly. Potential annual cash awards for 2007 ranged from zero to 100% of base salary, with target levels as follows based on the Company’s annual budgeted revenue, plus 5%, plus acquisition-related revenue at budgeted performance: Messrs. Huseman and Krenek, 100%; Messrs. Swift and Patterson, 80%; and Mr. Tyner, 50%. Payments made under our Quarterly Incentive Bonus Plans offset the annual bonus awards. The executive officers received annual cash bonuses for 2007 equal to between approximately 96% to 50% of their base salary as of December 31, 2007, which cash bonuses were paid during the first quarter of 2008. Payments under these metrics were not “qualified performance based compensation” within the meaning of Section 162(m) of the Code.

In addition to the foregoing cash awards, the Compensation Committee used these metrics to determine the potential value of equity incentive rewards in the form of performance-based restricted 2007 stock or restricted stock, which targeted a range from zero to 250% for our CEO, 200% for our CFO and Senior Vice President — Rig and Truck Operations, and 100% for other executive officers. These awards were issued in March 2008 based on 2007 performance.

The Company’s annual performance measures for officers during 2006 and 2007 were recommended by the Chief Executive Officer and approved by the Compensation Committee. The Compensation Committee also requested and received a recommendation from the CEO, based on the report from Pearl Meyer, regarding the CEO’s compensation. Annual cash bonuses for fiscal 2006 and 2007 were paid to each of our executive officers during 2007 and 2008, respectively. The Company’s annual performance measures for officers for 2008 other than the Chief Executive Officer have been recommended by the Chief Executive Officer and are expected to be approved by the Compensation Committee. The Compensation Committee will base its determination of CEO levels of performance measures on the report from Pearl Meyer.

The Compensation Committee periodically monitors the award target levels and variances to assure their competitiveness and that they mesh with compensation strategy for incentives and for total compensation.

During 2007, the Compensation Committee engaged Pearl Meyer & Associates to assist it in designing a new long-term incentive program under the 2003 Incentive Plan, including the development of performance measures to determine ultimate payouts. After due consideration, pursuant to its authorization under the 2003 Incentive Plan, the Compensation Committee approved and implemented in March 2008 a comprehensive long-term incentive plan, which we refer to as our 2008 Long-Term Incentive Program and discuss further below, consisting of:

•	a performance-based plan looking at a three-year performance period, which we refer to as our Three-Year LT Incentive Program, that is based on performance factors contained in the 2003 Incentive Plan; and

•	discretionary, time-based restricted stock awards.

The performance-based Three-Year LT Incentive Program represents approximately 50% of total potential long-term incentive compensation, with approximately 50% of our long-term compensation (including time-based restricted stock grants) remaining discretionary.

Long-Term Incentive Program.  The long-term incentive program is used to focus management attention on Company performance over a period of time longer than one year in recognition of the long-term horizons for return on investments and strategic decisions in the energy services industry. The program is designed to motivate management to assist the Company in achieving a high level of long-term performance and serves to link this portion of executive compensation to long-term stockholder value. The Compensation Committee generally attempts to provide the Company’s executives, including Mr. Huseman, with a total compensation package that is competitive and reflective of the performance achieved by the Company compared to its peers, and is typically weighted toward long-term incentives. Aggregate stock or option holdings of the executive have no bearing on the size of a performance award.

The Company’s 2003 Incentive Plan, which was adopted by the board and has been approved by the Company’s stockholders as amended, covers stock awards issued under the Company’s original 2003 Incentive Plan and predecessor equity plan. The 2003 Incentive Plan permits the granting of any or all of the following types of awards: stock options; restricted stock; performance awards; phantom shares; other stock based awards; bonus shares; and cash awards. In fiscal 2006, the Committee made grants of stock options, which vest in one-fourth increments on January 1, 2008, 2009, 2010 and 2011.

All non-employee directors and employees of, or consultants to, the Company or any of its affiliates are eligible for participation under the 2003 Incentive Plan. The 2003 Incentive Plan is administered by the Compensation Committee. The Compensation Committee directly oversees the plan as it relates to officers of the Company and oversees the plan in general, its funding and award components, the type and terms of the awards to be granted and interprets and administers the 2003 Incentive Plan for all participants. No awards may be granted under the 2003 Incentive Plan after April 12, 2014.

Options granted pursuant to the 2003 Incentive Plan may be either incentive options qualifying for beneficial tax treatment for the recipient as “incentive stock options” under Section 422 of the Code or non-qualified options. No person may be issued incentive stock options that first become exercisable in any calendar year with respect to shares having an aggregate fair market value, at the date of grant, in excess of $100,000. No incentive stock option may be granted to a person if at the time such option is granted the person owns stock representing more than 10% of the total combined voting power of all classes of the Company’s stock or any of it subsidiaries as defined in Section 424 of the Code, unless at the time incentive stock options are granted the purchase price for the option shares is at least 110% of the fair market value of the option shares on the date of grant and the incentive stock options are not exercisable after five years from the date of grant.

The 2003 Incentive Plan permits the payment of qualified performance based compensation within the meaning of Section 162(m) of the Code, which generally limits the deduction that the Company may take for compensation paid in excess of $1,000,000 to certain of the Company’s “covered officers” in any one calendar year unless the compensation is “qualified performance based compensation” within the meaning of Section 162(m) of the Code. Prior stockholder approval of the 2003 Incentive Plan (assuming no further material modifications of the plan) will satisfy the stockholder approval requirements of Section 162(m) for the transition period beginning with the Company’s initial public offering in December 2005 and ending not later than the Company’s annual meeting of stockholders in 2009. While the Compensation Committee reserves the right to grant ad hoc or special awards at any time that are subject to the limits of deductibility, the main awards under the plan are administered consistent with the requirements of 162(m) for performance based compensation.

2008 Long-Term Incentive Program.  In March 2008, the Compensation Committee, pursuant to its authorization under the 2003 Incentive Plan, approved and recommended to the Board, and the Board approved and implemented, the 2008 Long-Term Incentive Program consisting of:

•	a performance-based Three-Year LT Incentive Program which reflects a three-year performance period and is based on performance factors contained in the 2003 Incentive Plan; and

•	discretionary, time-based restricted stock awards.

The performance-based Three-Year LT Incentive Program represents approximately 50% of total potential long-term incentive compensation, with approximately 50% of our long-term compensation (including time-based restricted stock grants) remaining discretionary.

Three-Year LT Incentive Program.  Under the Three-Year LT Incentive Program implemented during March 2008, the executive officers and certain middle management personnel (total of 178 participants for 2008 awards) may earn restricted stock at the end of a one-year period, based on the Company’s performance over a three-year period. The performance measures are based on the Company achieving pre-established targets relative to its selected peer group (the “PB Peer Group”) based on the following factors/metrics:

•	earnings per share (“EPS”) growth (50% of performance-based awards), subject to forfeiture or a negative adjustment of 100% if the Company incurs a net loss based on the Company’s average EPS for the three-year period; and

•	return on capital employed (“ROCE”) (50% of performance-based awards), subject to forfeiture or a negative adjustment of 100% if the Company’s ROCE for the three-year period is below the worst performing comparable company in the PB Peer Group and the Company’s ROCE is less than 75% of the next lowest PB Peer Group member.

If the performance measures are met, the plan participants will “earn” their restricted stock awards, which will then remain subject to time-based vesting in one-third increments in each of the subsequent three years. The combination of the performance period and the vesting schedule results in the awards being realized by the executive over a period of 3.75 years from the initial award date.

Achievement of the maximum goals will require superior performance of the executives and the Company relative to the Company’s peer group, and the relative difficulty of achieving this performance may be affected by certain risk factors outside the control of the Company and the executives, including risk factors disclosures in this Form 10-K and other periodic filings.

Target award levels were set for each participant based on a multiple of the recommended 2008 base salary of each executive officer. In determining the number of restricted shares to award, the Compensation Committee used a 30-day average of closing prices prior to the date of the Committee’s March 11, 2008 meeting at which the awards were approved. In determining the number of shares of restricted stock to award, the Committee used this same 30-day average of closing prices and a Black-Scholes option valuation methodology.

The PB Peer Group consists of each of the following companies: (1) Pioneer Drilling Co.; (2) Bronco Drilling Company, Inc.; (3) Tetra Technologies, Inc.; (4) Oil States International, Inc.; (5) Union Drilling, Inc.; (6) Superior Well Services, Inc.; (7) Complete Production Services, Inc.; (8) W-H Energy Services, Inc.; (9) Superior Energy Services, Inc.; and (10) Key Energy Services, Inc.

The total maximum number of shares for all participants for the Three-Year LT Incentive Program awards granted in March 2008 (150% of target) was 272,450 shares, which earned shares will then time-vest after the end of 2008 over a three-year period. Of these shares, 93,250 is the maximum number of shares which may be earned by the named executive officers if the Company ranks as the highest in its PB Peer Group for both the EPS growth and ROCE performance measures. Annual awards earned are not determinable by the Committee until peer performance data is available. When available, the data will be compiled and compared to the pre-established performance goals of the Company in light of the Company’s actual performance for the year.

The 2008 awards under the Three-Year LT Incentive Program, including performance-based awards, do not comply with the provisions of Internal Revenue Code Section 162(m) due to the use of performance periods prior to the grant date.

In general terms, if we rank first among our applicable peer group for both the EPS growth and ROCE measures, our executive officers will earn all of their restricted shares, equal to 150% of the target shares, in each case subject to further time-based vesting. In the event our performance is between the forfeiture and maximum limits, our executive officers may earn the percentage of restricted shares set forth in the following LTIP payout grid (which shows the effect of 2005-2007 as an example of where the Company would have been if these awards were earned as of the end of 2007), which percentage earned will be based on our ranking within the PB Peer Group (including ourselves):

LTIP Payout Grid — Percentage of Equity Compensation
that may be Retained Based on Relative EPS growth/ ROCE Ranking

Peer EPS Changes
(Sample of 2005-2007)

Peer ROCE Performance
(Sample 2005-2007 Average)

The Compensation Committee will determine how many, if any, of the contingent restricted shares granted in 2008 will be retained or forfeited and restricted shares awarded in 2008 will be received by each of our named executive officers on the basis of our EPS change and ROCE performance relative to the applicable peer group in accordance with the LTIP payout grid set forth above. For the two-year performance period ended December 31, 2007, we ranked eighth within our PB Peer Group (including ourselves) with respect to EPS growth and fourth within our PB Peer Group (including ourselves) with respect to ROCE performance. Assuming these levels are maintained as of the end of 2008, each of our named executive officers would earn approximately 100% of his target restricted shares underlying the 2008 awards

Similar to the Quarterly Incentive Bonus Plan for non-executive officers, the Three-Year LT Incentive Program is consistent with the Company’s philosophy of tying a significant portion of each executive’s compensation to performance because this aligns the executive officers’ compensation to shareholder interests. This program differs from the Quarterly Incentive Bonus Plan in that it also provides retention benefits, because the executive officers must remain in the employ of the Company throughout the vesting period of four years from inception to receive the full benefit, subject to exceptions for termination of executives not for cause, termination for good reason, termination due to death or disability and termination due to change in control.

Discretionary Restricted Stock Grants.  It is the intent of the Committee that traditional discretionary grants of restricted stock will be used to supplement the Three-Year LT Incentive Program for approximately 50% of total potential awards in future years. Because any awards of restricted stock earned under the Three-Year LT Incentive Program will not begin to vest until the second year after the date of grant of the restricted stock in order to provide continued long-term incentives that are competitive, the Committee determined in March 2008 to make a special grant of restricted stock to the executive officers, which grant is consistent with the equity awards to comparable positions at our peer companies. These time-based awards also provide an opportunity for increased equity ownership by the executives to further the link between the creation of shareholder value and long term incentive compensation. This restricted stock grant will vest in four equal portions beginning one year from the date of the grant.

All restricted stock earned under the Three-Year LT Incentive Program and the special non-performance based restricted stock grant, as is the case with the earlier grants of restricted stock and stock options, will be forfeited if they are not vested prior to the date the executive officer terminates his employment, except in the cases of termination of executives not for cause, termination for good reason, termination due to death or disability and termination due to change in control.

Compensation for our Named Executive Officers.  The 2006, 2007 and current 2008 salaries of our named executive officers, including our CEO, were established by the entire Board of Directors at the recommendation of the Compensation Committee. The basis for selecting the severance benefits of each of the named executive officers, including our CEO, as of December 31, 2007 is discussed below under “— Severance Benefits.”

CEO Compensation.  A separate, formal process of evaluating Mr. Huseman was conducted for purposes of determining his 2006 annual bonus paid during March 2007. Specifically, the Committee’s considerations included: (1) our EBITDA return on capital employed (EBITDA/net debt and equity); (2) our accident frequency rates; (3) our revenue growth; (4) our return on equity; and (5) whether Mr. Huseman achieved his individual goals for fiscal 2006. The Committee did not base its considerations on any single factor but assigned the greatest relative weight to our EBITDA return on capital employed. Based on these considerations, Mr. Huseman was granted an annual cash bonus for 2006 performance of $400,000, equal to 100% of his base salary in effect on December 31, 2006, which bonus was paid during the first quarter of 2007.

A separate, formal process of evaluating Mr. Huseman was conducted for purposes of determining his 2007 annual bonus paid during March 2008. Specifically, the Committee’s considerations included: (1) our EBITDA return on capital employed (EBITDA/net debt and equity); (2) our accident record, including both the overall frequency rates and levels of preventable accidents; (3) our revenue growth; (4) our return on equity; and (5) whether Mr. Huseman achieved his individual goals for fiscal 2007. The Committee did not base its considerations on any single factor but assigned the greatest relative weight to our EBITDA return on capital employed. Based on these considerations, Mr. Huseman was granted an annual cash bonus for 2007 performance of $400,000, equal to approximately 76% of his base salary in effect on December 31, 2007, which bonus was paid during the first quarter of 2008.

Compensation of Other Named Executive Officers.  The Committee reviewed the recommendations of the CEO regarding 2006 and 2007 bonuses and awards. The Committee’s considerations included the same general Company performance-based factors as well as the individual performance of each of the officers. As noted above, the annual cash bonuses paid to each of the other named executive officers for 2007 performance was equal to between approximately 96% to 50% of his base salary in effect on December 31, 2007.

During 2006 and in prior years, long-term incentive awards to our executive officers have consisted primarily of grants of options to purchase our common stock. In 2007, the Committee elected to use restricted stock awards as the primary component of long-term compensation for our executive officers, with certain of our executive officers also receiving grants of options to purchase our common stock. The rationale behind this shift towards increased restricted stock awards is that we believe that restricted stock awards provide stronger retention benefits than stock options, especially in slower economic markets. Also, we believe that restricted stock awards closer align the interests of management with the interests of our other shareholders. Finally, we undertake to provide a compensation package to our executive officers that is competitive with our peers, and the use of restricted stock as long-term incentive compensation is increasing among our peer group.

In 2008, the Committee approved and implemented the 2008 Long-Term Incentive Program consisting of the Three-Year LT Incentive Program and discretionary, time-based restricted stock awards. The rationale behind this was to create a program consistent with the Company’s philosophy of tying a significant portion of each executive’s compensation to performance because this aligns the executive officers’ compensation to shareholder interests, while maintaining an opportunity for increased equity ownership by the executives to further the link between the creation of shareholder value and long term incentive compensation.

Perquisites.  The Company provides limited perquisites to its senior executives. Perquisites may include vehicle allowances, club memberships and long-term disability insurance. During 2006 and 2007, those perquisites were provided to senior management based on individual employment agreements.

Severance Benefits.  We entered into amended and restated employment agreements with each of our named executive officers as of December 31, 2006. Pursuant to these agreements, each of the named executive officers are entitled to severance payments in the event the officer is terminated at any time by us without “Cause” as defined in the agreements or by the officer for “Good Reason.” In addition, each of the named executive officers is entitled to severance payments in the event of a change-in-control if the officer’s employment is terminated for certain reasons within the six months preceding or the twelve months following a change in control of our company.

The severance payments outside a change-in-control are based on a multiple (for Mr. Huseman — 3.0 times; for Messrs. Krenek and Swift — 1.5 times; and for Messrs. Patterson and Tyner — 0.75 times) of the sum of the officer’s base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred.

The severance payments associated with a change-in-control are based on a multiple (for Mr. Huseman — 3.0 times; for Messrs. Krenek and Swift — 2.0 times; and for Messrs. Patterson and Tyner — 1.0 times) of the sum of the officer’s base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years. Mr. Huseman’s current agreement reduced his previous enhanced change-in-control benefit level that was agreed upon while the Company was a private, controlled company prior to its initial public offering.

The officers’ employment agreements are currently effective through December 31, 2008 (other than Mr. Huseman’s, which is effective through December 31, 2009) and will automatically renew for subsequent one year periods unless notice of termination is properly given by us or the officer. In the event that the employment agreement of Messrs. Huseman, Krenek or Swift is not renewed by us and a new employment agreement has not been entered into, the officer will be entitled to the same severance benefits described above. We believe this severance requirement is reasonable and not uncommon for persons in the offices and rendering the level of services performed by these individuals.

We selected higher multiples for terminations associated with a change-in-control to provide additional reasonable protections and benefits to the officers in such event, while basing these change-in-control termination payments on a “double trigger” requiring additional reasons such as Good Reason or the officer being terminated without Cause. We believe that providing higher multiples for change-in-control terminations for up to a one-year period after a change in control will provide for their commitment to the Company or its potential acquirer through a change-in-control event providing a continuity of leadership and preserving the shareholders’ interests before and after a transaction.

The employment agreements for Messrs. Huseman, Krenek and Swift also provide for gross up payments to the extent Section 280G of the Internal Revenue Code would apply to such payments as excess “parachute” payments. The employment agreements for the other executive officers do not contain these provisions.

For information regarding the change-in-control benefits to our chief executive officer based on a hypothetical termination date of December 31, 2007, see “Executive Compensation Matters — Potential Payments upon Termination or Change-in-Control.”

Board Process.  The Compensation Committee of the Board of Directors reviews all compensation and awards to executive officers. The Compensation Committee on its own, based on input from the Nominating and Governance Committee and discussions with other persons and advisors as it deems appropriate, reviews the performance and compensation of the CEO and approves his level of compensation. For the other executive officers, the Compensation Committee receives recommendations from the CEO. These recommendations are generally approved with minor adjustments. The Compensation Committee grants options and restricted stock, generally based on recommendations from the CEO, pursuant to its authority under the Compensation Committee Charter and the Company’s 2003 Incentive Plan.

Compensation of Directors.  The Compensation Committee is also responsible for determining the annual retainer, meeting fees, stock options and other benefits for members of the Board of Directors. The Compensation Committee’s objective with respect to director compensation is to provide compensation incentives that attract and retain individuals of outstanding ability.

Directors who are Company employees do not receive a retainer or fees for service on the board or any committees. The Company pays non-employee members of the board for their service as directors. Directors who are not employees receive, as of March 2007:

Annual director fee:	$35,000

Committee Chairmen annual fees:

Audit Committee	$15,000

Compensation Committee	$10,000

Nominating and Corporate Governance Committee	$10,000

Attendance fees (per meeting):

Board	$2,000 (whether in person or telephonic)

Committee	$2,000 (whether in person or telephonic)

Equity-based compensation:

Upon election	37,500 shares of the Company’s common stock at the market price on the date of grant that vest ratably over three years

Annual awards	In March 2006, each non-employee director was granted options to purchase 5,000 shares. These options vest ratably in four increments of 1,250 shares on January 1, 2008, 2009, 2010 and 2011. In March 2007, each non-employee director was granted 4,000 shares of restricted stock that vest ratably in four increments of 1,000 shares on March 15, 2009, 2010, 2011 and 2012. In March 2008, each non-employee director was granted 4,000 shares of restricted stock that vest ratably in four increments of 1,000 shares on March 15, 2010, 2011, 2012 and 2013. Our Chairman was also granted an additional 4,000 shares of restricted stock in each of March 2007 and 2008 that was vested upon issuance as consideration for services in his capacity as Chairman and in lieu of the 2007 annual director fee (other than $7,500 previously paid to him) and in lieu of the 2008 annual director fee, respectively.

Directors are also reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the board or committees and for other reasonable expenses related to the performance of their duties as directors. Director compensation currently in effect for 2008 was based in part on a review and recommendations by Pearl Meyer & Partners.

Compensation Committee Report

The Compensation Committee has reviewed and discussed the above Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Proxy Statement.

This report of the Compensation Committee shall not be deemed “soliciting material,” or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C or to the liabilities of Section 18 of the Securities Exchange Act of 1934 (the “Exchange Act”), except to the extent that the Company specifically requests that the information be treated as soliciting material or specifically incorporates it by reference into a document filed under the Securities Act of 1933 (the “Securities Act”) or the Exchange Act.

William E. Chiles, Chairman
James S. D’Agostino, Jr.
H. H. Wommack, III

Summary Compensation Table

The following information relates to compensation paid by the Company for fiscal 2006 and 2007 to the Company’s Chief Executive Officer, Chief Financial Officer and each of the other three most highly compensated executive officers in fiscal 2006 and 2007:

Summary Compensation Table

							Change in
							Pension
							Value and
						Non-Equity	Nonqualified
						Incentive	Deferred
				Stock	Option	Plan	Compensation	All Other
		Salary	Bonus	Awards	Awards	Compensation	Earnings	Compensation	Total
Name and Principal Position	Year	($)(1)	($)	($)	($)	(2)	($)	($)(3)	($)

Kenneth V. Huseman,
President and Chief Executive Officer	2007	$515,384	—	$799,460	$322,565	$400,000	$—	$8,800	$2,046,209
	2006	$382,692	—	$785,250	$256,281	$400,000	$—	$16,142	$1,840,365

Alan Krenek,
Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2007	$258,462	—	$28,704	$244,738	$240,000	$—	$8,800	$780,704
	2006	$227,308	—	$—	$235,719	$240,000	$—	$10,619	$713,646

Charles W. Swift,
Senior Vice President, Rig and Truck Operations	2007	$200,000	—	$104,474	$87,058	$160,000	$—	$10,597	$562,129
	2006	$176,154	—	$87,250	$76,067	$200,000	$—	$12,081	$551,552

T.M. “Roe” Patterson,
Group Vice President, Completion and Remedial Services	2007	$167,692	—	$17,224	$32,051	$140,000	$—	$18,764	$375,731
	2006	$118,462	—	$—	$34,079	$140,000	$—	$4,542	$297,083

James E. Tyner
Vice President, Human Resources	2007	$158,462	—	$11,480	$35,937	$80,000	$—	$7,219	$293,098
	2006	$135,891	—	$—	$60,313	$140,000	$—	$6,484	$342,688

(1)	Under the terms of their employment agreements, Messrs. Huseman, Krenek, Swift, Patterson and Tyner are entitled to the compensation described under “Employment Agreements” below.

(2)	Reflect aggregate bonus payments made in accordance with the metrics under our 2006 annual incentive compensation plan and division-level Quarterly Incentive Bonus Plan. Messrs. Huseman and Krenek did not participate in any of the Quarterly Incentive Bonus Plans during 2006 or 2007 and received only an annual cash bonus in early 2007 and 2008, respectively. Mr. Swift participated in the division-level Quarterly Incentive Bonus Plan for the first three quarters of 2006 and received an annual cash bonus in early 2007 and participated in the Quarterly Incentive Bonus Plan in the third and fourth quarters of 2007 and received an annual cash bonus in early 2008. Messrs. Patterson and Tyner each participated in the Quarterly Incentive Bonus Plans in 2006 and 2007 and received an annual cash bonus in early 2007 and 2008, respectively.

(3)	Includes employer contributions to Executive Deferred Compensation Plan for 2006 as follows: for Huseman, $16,142; for Krenek, $10,619; for Swift, $2,481; and for Tyner, $6,484. Includes employer contributions to Executive Deferred Compensation Plan for 2007 as follows: for Huseman, $8,800; for Krenek, $8,800; for

Swift, $457; for Patterson, $8,624; and for Tyner, $7,218. Includes vehicle allowance of $9,600 in each of 2006 and 2007 for Mr. Swift and of $4,542 for 2006 and $9,600 for 2007 for Mr. Patterson.

Grants of Plan-Based Awards

The following table sets forth information concerning grants of awards to each of our named executive officers under our 2003 Incentive Plan during fiscal 2007:

Grants of Plan-Based Awards — 2007

								All Other	All Other
								Stock	Option
								Awards:	Awards:
		Estimated Future Payouts			Estimated Future Payouts			Number of	Number of	Exercise or
		Under Non-Equity Incentive			Under Equity Incentive			Shares of	Securities	Base Price
		Plan Awards			Plan Awards			Stock or	Underlying	of Option
	Grant	Threshold	Target	Maximum	Threshold	Target	Maximum	Units	Options	Awards
Name	Date	($)	($)	($)	(#)	(#)	(#)	(#)	(#)	($/Sh)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)	(k)

Kenneth V. Huseman	03/15/07	$—	$—	$—	—	5,000	—	—	—	—
	03/15/07	$—	$—	$—	—	60,000	—	—	—	$22.66
Alan Krenek	03/15/07	$—	$—	$—	—	10,000	—	—	—	—
	03/15/07	$—	$—	$—	—	15,000	—	—	—	$22.66
Charles W. Swift	03/15/07	$—	$—	$—	—	6,000	—	—	—	—
	03/15/07	$—	$—	$—	—	12,000	—	—	—	$22.66
T.M. “Roe” Patterson	03/15/07	$—	$—	$—	—	6,000	—	—	—	—
	03/15/07	$—	$—	$—	—	5,000	—	—	—	$22.66
James E. Tyner	03/15/07	$—	$—	$—	—	4,000	—	—	—	—

Shares of restricted stock and options to purchase shares of our common stock were granted by our Compensation Committee to certain of our employees, including our named executive officers, on March 15, 2007. The shares of restricted stock vest in one-fourth increments on each of March 15, 2009, 2010, 2011 and 2012. The options have an exercise price of $22.66, vest in one-fourth increments on each of January 1, 2009, 2010, 2011 and 2012, and expire on March 15, 2017. The shares of restricted stock and options were granted pursuant to our 2003 Incentive Plan.

Employment Agreements

On December 29, 2006, we entered into new employment agreements with certain of our executive officers, each effective as of December 31, 2006. These new agreements contain the current base salaries being paid to the executive officers but amend certain provisions relating to severance and non-competition matters. Pursuant to our employment agreement effective December 31, 2006 with Kenneth V. Huseman, our President and Chief Executive Officer, Mr. Huseman is entitled to an initial annual base salary of $400,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Second Amended and Restated 2003 Incentive Plan. If Mr. Huseman’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. Additionally, if Mr. Huseman’s employment is terminated for certain reasons within the six months preceding or the twelve months following a change in control of our company, he would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years. Mr. Huseman’s employment agreement is effective through December 31, 2009 and will automatically renew for subsequent one year periods unless notice of termination is properly given by us or Mr. Huseman. In the event that Mr. Huseman’s employment agreement is not renewed by us and a new employment agreement has not been entered into, Mr. Huseman will be entitled to the same severance benefits described above.

We have also entered into employment agreements effective December 31, 2006 with Alan Krenek, our Senior Vice President, Chief Financial Officer, Treasurer and Secretary, and Charles W. Swift, our Senior Vice

President — Rig and Truck Operations. Pursuant to these agreements, Mr. Krenek is entitled to an initial base salary of $240,000 and Mr. Swift is entitled to an initial base salary of $200,000. Each of Messrs. Krenek and Swift will also be entitled to an annual performance bonus if certain performance criteria are met. Under these employment agreements, the officer is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Second Amended and Restated 2003 Incentive Plan. If the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to 1.50 times the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. Additionally, if the officer’s employment is terminated for certain reasons within the six months preceding or the twelve months following a change in control of our company, he would be entitled to a lump sum severance payment equal to two times the sum of his base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years. The officer’s employment agreement is effective through December 31, 2007 and will automatically renew for subsequent one year periods unless notice of termination is properly given by us or the officer. In the event that the officer’s employment agreement is not renewed by us and a new employment agreement has not been entered into, the officer will be entitled to the same severance benefits described above.

We have also entered into employment agreements effective December 31, 2006 with the following two other executive officers who were “named executive officer” as of December 31, 2006, Thomas Monroe Patterson, our Group Vice President — Completion and Remedial Services, and James E. Tyner, our Vice President — Human Resources, as well as Mark David Rankin, our Vice President — Risk Management. Pursuant to these agreements, these officers are entitled to the following initial base salaries: Mr. Tyner, $140,000; Mr. Patterson, $140,000; and Mr. Rankin, $130,000. Each of these officers will also be entitled to an annual performance bonus if certain performance criteria are met. Under these employment agreements, the officer is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Second Amended and Restated 2003 Incentive Plan. If the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to 0.75 times the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. Additionally, if the officer’s employment is terminated for certain reasons within the six months preceding or the twelve months following a change in control of our company, he would be entitled to a lump sum severance payment equal to one times the sum of his base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years. The officer’s employment agreement is effective through December 31, 2007 and will automatically renew for subsequent one year periods unless notice of termination is properly given by us or the officer. In the event that the officer’s employment agreement is not renewed by us and a new employment agreement has not been entered into within the six months preceding or the twelve months following a change in control of our company, the officer will be entitled to the same severance benefits described above.

As consideration for us entering into the above employment agreements, Messrs. Huseman, Krenek, Swift, Harrison, Tyner, Patterson and Rankin have each agreed in his employment agreement that, for a period of 6 months following the termination of his employment by us without cause or by him for good reason, and for a period of two years following the termination of his employment for retirement or any other reason, he will not, among other things, engage in any business competitive with ours, render services to any entity who is competitive with us or solicit business from certain of our customers or potential customers. These non-competition restrictions shall not apply in the event that such termination is within 12 months of a change in control of our business. Additionally, the officer has agreed not to solicit any of our employees to reduce or adversely affect their employment with us for a period of two years from such officer’s date of termination, for whatever reason. The employment agreements for Messrs. Huseman, Krenek and Swift also provide for gross up payments to the extent Section 280G of the Internal Revenue Code would apply to such payments as excess “parachute” payments. The employment agreements for the other executive officers do not contain these provisions.

In March 2008, the Board approved 2008 salaries for each of the named executive officers as follows: Huseman — $550,000; Krenek — $300,000; Swift — $250,000; Patterson — $230,000; and Tyner — $190,000.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options and unvested restricted stock of each of our named executive officers as of December 31, 2007:

Outstanding Equity Awards at Fiscal Year-End — 2007

	Option Awards					Stock Awards
									Equity
									Incentive
									Plan
								Equity	Awards:
			Equity					Incentive	Market
			Incentive					Plan	or Payout
			Plan					Awards:	Value of
			Awards:				Market	Number of	Unearned
	Number of	Number of	Number			Number	Value of	Unearned	Shares,
	Securities	Securities	of Securities			of Shares	Shares or	Shares,	Units or
	Underlying	Underlying	Underlying			or Units of	Units of	Units or	Other
	Unexercised	Unexercised	Unexercised	Option		Stock That	Stock That	OtherRights	Rights
	Options	Options	Unearned	Exercise	Option	Have Not	Have Not	that Have	That Have
	(#)	(#)	Options	Price	Expiration	Vested	Vested	Not Vested	Not Vested
Name	Exercisable	Unexercisable	(#)	($)	Date	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)

Kenneth V. Huseman
8/13/2001	264,405	—	—	$4.00	8/12/2011	—	—	—	—
5/5/2003	200,000	—	—	$4.00	5/4/2013	—	—	—	—
4/22/2004(1)	—	—	—	$—	—	112,500	$2,469,375	—	—
3/2/2005(2)	25,000	75,000	—	$6.98	3/1/2015	—	—	—	—
3/15/2006(3)	—	60,000	—	$26.84	3/14/2016	—	—	—	—
3/15/2007(5)	—	—	—	$—	—	5,000	$109,750	—	—
3/15/2007(6)	—	60,000	—	$22.66	3/15/2017	—	—	—	—
Alan Krenek
1/26/2005(4)	54,670	33,330	—	$5.16	1/25/2015	—	—	—	—
3/2/2005(2)	6,250	18,750	—	$6.98	3/1/2015	—	—	—	—
3/15/2006(3)	—	25,000	—	$26.84	3/14/2016	—	—	—	—
3/15/2007(5)	—	—	—	$—	—	10,000	$219,500	—	—
3/15/2007(6)	—	15,000	—	$22.66	3/15/2017	—	—	—	—
Charles W. Swift
8/13/2001	33,225	—	—	$4.00	8/12/2011	—	—	—	—
5/5/2003	50,000	—	—	$4.00	5/4/2013	—	—	—	—
4/22/2004(1)	—	—	—	$—	—	12,500	$274,375	—	—
3/2/2005(2)	8,750	26,250	—	$6.98	3/1/2015	—	—	—	—
3/15/2006(3)	—	15,000	—	$26.84	3/14/2016	—	—	—	—
3/15/2007(5)	—	—	—	$—	—	6,000	$131,700	—	—
3/15/2007(6)	—	12,000	—	$22.66	3/15/2017	—	—	—	—
T.M. “Roe” Patterson
3/15/2006(3)	—	15,000	—	$26.84	3/14/2016	—	—	—	—
3/15/2007(5)	—	—	—	$—	—	6,000	$131,700	—	—
3/15/2007(6)	—	5,000	—	$22.66	3/15/2017	—	—	—	—
James E. Tyner
3/2/2005(2)	500	7,500	—	$6.98	3/1/2015	—	—	—	—
3/15/2006(3)	—	15,000	—	$26.84	3/14/2016	—	—	—	—
3/15/2007(5)	—	—	—	$—	—	4,000	$87,800	—	—

(1)	Unvested shares of restricted stock vest on February 24, 2008.

(2)	Unvested options vest in one-third increments on March 1, 2008, 2009 and 2010.

(3)	Unvested options vest in one-fourth increments on January 1, 2008, 2009, 2010 and 2011.

(4)	Unvested options vest on January 2, 2008.

(5)	Unvested shares of restricted stock vest in one-fourth increments on March 15, 2009, 2010, 2011 and 2012.

(6)	Unvested options vest in one-fourth increments on January 1, 2009, 2010, 2011 and 2012.

Option Exercises and Stock Vested

The following table sets forth information concerning exercises of stock options and vesting of restricted stock of each of our named executive officers during fiscal 2007:

Option Exercises and Stock Vested — 2007

	Option Awards		Stock Awards
	Number of		Number of
	Shares	Value	Shares	Value
	Acquired	Realized	Acquired	Realized on
	on Exercise	on Exercise	on Vesting	Vesting
Name	(#)	($)	(#)	($)
(a)	(b)	(c)	(d)	(e)

Kenneth V. Huseman	—	—	112,500	$2,557,125
Alan Krenek	—	—	—	—
Charles W. Swift	9,000	$199,000	12,500	$284,125
T.M. “Roe” Patterson	—	—	—	—
James E. Tyner	10,800	$216,977	—	—

Nonqualified Deferred Compensation Plans

Nonqualified Deferred Compensation — 2007

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	Contributions	Contributions	Earnings in	Withdrawals/	Balance at
	in Last FY	in Last FY	Last FY	Distributions	Last FY
Name	($)	($)	($)	($)	($)
(a)	(b)(1)	(c)(2)	(d)	(e)	(f)

Kenneth V. Huseman	$83,769	$8,800	$37,389	$—	$223,005
Alan Krenek	$40,923	$10,781	$1,949	$—	$101,316
Charles W. Swift	$5,713	$6,975	$(1,894)	$—	$79,169
T.M. “Roe” Patterson	$10,780	$8,624	$754	$—	$20,158
James E. Tyner	$93,243	$10,235	$10,392	$—	$167,312

(1)	Executive contributions in last fiscal year are included in such executive’s salary and bonus amounts, as applicable, as reported in the Summary Compensation Table.

(2)	Registrant contributions in last fiscal year are included in all other compensation in the Summary Compensation Table.

Each of our named executive officers is permitted to participate in our Executive Deferred Compensation Plan. An executive permitted to participate in this plan may defer a portion of his compensation, up to a maximum of 50% of his annual salary and 100% of his annual cash bonus, into his plan account. In addition, the Company makes an annual matching contribution to each executive’s plan account, with the Company matching 100% of the first 3% of the executive’s salary, and 50% of the next 2% of the executive’s salary, up to a plan-year maximum of $8,800. The Company may also make discretionary contributions into each executive’s plan account from time to time as it deems appropriate. Subject to certain exceptions, the Company matching and discretionary contributions vest in one-fourth increments determined by such executive’s years of service with the Company, with vesting beginning after two years of service, and full vesting occurring after five years of service. The executive is always fully vested in his own contributions to his plan account. Earnings on an executive’s plan account for any given year are dependent upon the investment options chosen by the executive for such plan account. Generally, participants under this plan may elect when and how distributions of vested amounts in a plan account will be made, including whether such distributions are in annual installments or a lump sum. However, certain key employees, including the named executive officers, may not receive distributions before a date six months after the date such executive separates service from the Company for any reason other than death or disability.

Potential Payments upon Termination or Change-in-Control

Each of our named executive officers is party to an employment agreement as described above. Pursuant to these agreements, the officers are entitled to certain severance benefits. In addition, the grant agreements relating to our executives’ stock option and restricted stock awards provide for accelerated vesting under certain circumstances. The tables below quantify amounts that would have been paid assuming the following events took place on December 31, 2007:

Potential Post-employment Payments as of December 31, 2007 — Kenneth V. Huseman

							CIC with
						Change in	Termination
				Termination	Termination	Control	for Good
			Termination	by Company	by Executive	without	Reason or
	Voluntary	Retirement	for	Except for	for Good	Termination	without
	Termination	(1)	Cause(2)	Cause	Reason(3)	(4)	Cause	Death	Disability

Compensation:
Severance(5)	$—	N/A	$—	$3,150,000	$3,150,000	$—	$3,150,000	$—	$—
Bonus(6)	$—	N/A	$—	$525,000	$525,000	$—	$525,000	$525,000	$525,000
Long-term Incentive(7)
Acceleration of Unvested Stock Options	$—	$—	$—	$—	$—	$—	$1,122,750	$—	$—
Acceleration of Unvested Restricted Stock	$—	$—	$—	$—	$—	$2,579,125	$2,579,125	$—	$—
Benefits & Perquisites(8):
Employer Contributions to Executive Deferred Compensation Plan	$—	$—	$—	$—	$—	$—	$—	$—	$—
COBRA Continuation	N/A	N/A	N/A	$20,153	$20,153	N/A	$20,153	$—	$—
280G Tax Gross-up	N/A	N/A	N/A	N/A	N/A	N/A	$—	N/A	N/A

Total	$—	$—	$—	$3,695,153	$3,695,153	$2,579,125	$7,397,028	$525,000	$525,000

Potential Post-employment Payments as of December 31, 2007 — Alan Krenek

							CIC with
						Change in	Termination
				Termination	Termination	Control	for Good
			Termination	by Company	by Executive	without	Reason or
	Voluntary	Retirement	for	Except for	for Good	Termination	without
	Termination	(1)	Cause(2)	Cause	Reason(3)	(4)	Cause	Death	Disability

Compensation:
Severance(5)	$—	N/A	$—	$780,000	$780,000	$—	$1,040,000	$—	$—
Bonus(6)	$—	N/A	$—	$260,000	$260,000	$—	$260,000	$260,000	$260,000
Long-term Incentive(7)
Acceleration of Unvested Stock Options	$—	$—	$—	$—	$—	$—	$840,299	$—	$—
Acceleration of Unvested Restricted Stock	$—	$—	$—	$—	$—	$219,500	$219,500	$—	$—
Benefits & Perquisites(8):
Employer Contributions to Executive Deferred Compensation Plan	$—	$18,112	$—	$—	$—	$—	$18,112	$18,112	$18,112
COBRA Continuation	N/A	N/A	N/A	$20,493	$20,493	N/A	$20,493	$—	$—
280G Tax Gross-up	N/A	N/A	N/A	N/A	N/A	N/A	$—	N/A	N/A

Total	$—	$18,112	$—	$1,060,493	$1,060,493	$219,500	$2,398,404	$278,112	$278,112

Potential Post-employment Payments as of December 31, 2007 — Charles W. Swift

							CIC with
						Change in	Termination
				Termination	Termination	Control	for Good
			Termination	by Company	by Executive	without	Reason or
	Voluntary	Retirement	for	Except for	for Good	Termination	without
	Termination	(1)	Cause(2)	Cause	Reason(3)	(4)	Cause	Death	Disability

Compensation:
Severance(5)	$—	N/A	$—	$540,000	$540,000	$—	$800,000	$—	$—
Bonus(6)	$—	N/A	$—	$160,000	$160,000	$—	$160,000	$160,000	$160,000
Long-term Incentive(7)
Acceleration of Unvested Stock Options	$—	$—	$—	$—	$—	$—	$392,963	$—	$—
Acceleration of Unvested Restricted Stock	$—	$—	$—	$—	$—	$406,075	$406,075	$—	$—
Benefits & Perquisites(8):
Employer Contributions to Executive Deferred Compensation Plan	$—	$—	$—	$—	$—	$—	$—	$—	$—
COBRA Continuation	N/A	N/A	N/A	$20,493	$20,493	N/A	$20,493	$—	$—
280G Tax Gross-up	N/A	N/A	N/A	N/A	N/A	N/A	$—	N/A	N/A

Total	$—	$—	$—	$720,493	$720,493	$406,075	$1,779,531	$160,000	$160,000

Potential Post-employment Payments as of December 31, 2007 — T.M. “Roe” Patterson

							CIC with
						Change in	Termination
				Termination	Termination	Control	for Good
			Termination	by Company	by Executive	without	Reason or
	Voluntary	Retirement	for	Except for	for Good	Termination	without
	Termination	(1)	Cause(2)	Cause	Reason(3)	(4)	Cause	Death	Disability

Compensation:
Severance(5)	$—	N/A	$—	$229,500	$229,500	$—	$306,000	$—	$—
Bonus(6)	$—	N/A	$—	$136,000	$136,000	$—	$136,000	$136,000	$136,000
Long-term Incentive(7)
Acceleration of Unvested Stock Options	$—	$—	$—	$—	$—	$—	$—	$—	$—
Acceleration of Unvested Restricted Stock	$—	$—	$—	$—	$—	$—	$131,700	$—	$—
Benefits & Perquisites(8):
Employer Contributions to Executive Deferred Compensation Plan	$—	$6,959	$—	$—	$—	$—	$6,959	$6,959	$6,959
COBRA Continuation	N/A	N/A	N/A	$14,676	$14,676	N/A	$14,676	$—	$—

Total	$—	$6,959	$—	$380,176	$380,176	$—	$597,335	$144,959	$144,959

Potential Post-employment Payments as of December 31, 2007 — James E. Tyner

							CIC with
						Change in	Termination
				Termination	Termination	Control	for Good
			Termination	by Company	by Executive	without	Reason or
	Voluntary		for	except for	for Good	Termination	Without
	Termination	Retirement(1)	Cause(2)	Cause	Reason(3)	(4)	Cause	Death	Disability

Compensation:
Severance(5)	$—	N/A	$—	$180,000	$180,000	$—	$300,000	$—	$—
Bonus(6)	$—	N/A	$—	$80,000	$80,000	$—	$80,000	$80,000	$80,000
Long-term Incentive(7)
Acceleration of Unvested Stock Options	$—	$—	$—	$—	$—	$—	$112,275	$—	$—
Acceleration of Unvested Restricted Stock	$—	$—	$—	$—	$—	$87,800	$87,800	$—	$—
Benefits & Perquisites(8):
Employer Contributions to Executive Deferred Compensation Plan	$—	$12,831	$—	$—	$—	$—	$12,831	$12,831	$12,831
COBRA Continuation	N/A	N/A	N/A	$14,676	$14,676	N/A	$14,676	$—	$—

Total	$—	$12,831	$—	$274,676	$274,676	$87,800	$607,582	$92,831	$92,831

(1)	Retirement. Under the executive’s employment agreement, “Retirement” is defined for purposes of Mr. Huseman as attaining age 60 and accruing five years of service with the Company, and for purposes of the other named executive officers, as attaining age 65 and accruing ten years of service. For purposes of the acceleration of unvested stock options, “Retirement” shall mean when the executive has attained the age of 65.

(2)	Cause. Under the executive’s employment agreement, the definition of “Cause” includes, among other things, conviction of the officer of a crime involving moral turpitude or a felony, commission by the officer of fraud upon, or misappropriation of funds of, the Company, knowing engagement by the officer in any activity in direct competition with the Company, and a material breach by the officer of such employment agreement. For purposes of the acceleration of unvested stock options, “Cause” shall have the same meaning as such term is defined in the 2003 Incentive Plan. For purposes of the acceleration of unvested restricted stock, “Cause” shall have the same meaning as such term is defined in the executive’s employment agreement.

(3)	Good Reason. Under the executive’s employment agreement, the definition of “Good Reason” includes, among other things, a reduction in the officer’s base salary or bonus opportunity, a relocation of more than fifty miles of the officer’s principal office, a substantial and adverse change in the officer’s duties, control, authority, status or position, failure of he Company to continue in effect any pension plan, life insurance plan, health-and-accident plan, retirement plan, disability plan, stock option plan, deferred compensation plan or executive incentive compensation plan under which the officer was receiving material benefits, or materially reducing his benefits under any such plan, and any material breach by the Company of any other material provision of such employment agreement. Prior to terminating his employment for Good Reason, the officer must comply with the notice provisions of his employment agreement. For purposes of the acceleration of unvested stock options, “Good Reason” shall have the same meaning as such term is defined in the 2003 Incentive Plan, except that any reduction in the executive’s salary, bonus opportunity or benefit must be following a change in control. For purposes of the acceleration of unvested restricted stock, “Good Reason” shall have the same meaning as such term is defined in the executive’s employment agreement.

(4)	Change in Control. Under the executive’s employment agreement, the definition of “Change in Control” (or “CIC”) includes, subject to certain exceptions, (i) acquisition by any individual, entity or group of beneficial ownership of 50% or more of either the then outstanding shares of common stock of the Company or the combined voting power of the then outstanding voting securities of the Company entitled to vote generally in the election of directors, (ii) approval by the shareholders of the Company of a merger, unless immediately following such merger, substantially all of the holders of the Company’s securities immediately prior to merger beneficially own more than 50% of the common stock of the corporation resulting from such merger, and (iii) the sale or other disposition of all or substantially all of the assets of the Company. For purposes of the acceleration of unvested stock options, “Change in Control” shall have the same meaning as such term is defined in the 2003 Incentive Plan. For purposes of the acceleration of unvested restricted stock, “Change in Control” shall have the same meaning as such term is defined in the executive’s employment agreement. For purposes of the executive deferred compensation plan, “Change in Control” shall mean, subject to certain exceptions, (i) the acquisition by any person other than DLJ Merchant Banking and its affiliates of 40% or more of the combined voting power of the Company’s securities, (ii) the directors serving on the Company’s board of directors at the time the plan was adopted ceasing to constitute a majority of the Company’s board of directors, or (iii) the liquidation or dissolution of, or the sale of substantially all of the assets of, the Company.

(5)	Severance.

Termination except for Cause, termination of his own employment for Good Reason or Retirement
Executive would be entitled to a lump sum severance payment equal to a multiple of the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. For Mr. Huseman, the multiple is three, for Messrs. Krenek and Swift, the multiple is 1.50, and for Messrs. Patterson and Tyner, the multiple is 0.75. During 2007, the annual incentive target bonus for our named executive officers utilized was 100% for Messrs. Huseman and Krenek, 80% for Messrs. Swift and Harrison and 50% for Mr. Tyner, in each case of their annual salary as of the end of the fiscal year. We paid annual incentive bonuses for each of our named executive officers of between approximately 96% and 50% of their annual salary as of the end of the fiscal year.

Termination except for Cause, termination of his own employment for Good Reason or Retirement within the six months preceding or the twelve months following a Change in Control
Executive would be entitled to a lump sum severance payment equal to a multiple of the sum of his base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years. For Mr. Huseman, the multiple is three, for Messrs. Krenek and Swift, the multiple is two, and for Messrs. Patterson and Tyner, the multiple is one.

(6)	Bonus. In addition to severance payments, the named executive officers are entitled to a pro rata portion of their estimated bonus upon certain events of termination. The above tables reflect the annual incentive target bonus for the named executive officers for 2007.

(7)	Long-Term Incentive.

Stock Options
In the event of a termination by the Company for Cause or voluntary retirement by the executive, all vested and unvested stock options expire on the termination date. In the event of Retirement, all unvested stock options expire on the termination date and all vested options expire six months after the termination date. In the event of death or disability, all unvested stock options expire on the termination date and all vested options expire one year after the termination date. In the event of any other involuntary or voluntary termination, all unvested stock options expire on the termination date and all vested options expire 90 days after the termination date. In the event of a Change in Control, if the executive’s employment is terminated by the Company other than for Cause or terminated by the executive for Good Reason within two years after the Change in Control, the executive shall become immediately vested in all unvested stock options pursuant to the terms of the grant agreement and the 2003 Incentive Plan.

Restricted Stock
All unvested shares of restricted stock will be forfeited by the executive if the executive’s employment is terminated by the Company for Cause or by the executive other than for Good Reason or as a result of a Change in Control. For awards granted after March 1, 2005, in the event of a Change in Control, if the executive’s employment is terminated by the Company other than for Cause or terminated by the executive for Good Reason within two years after the Change in Control, the executive shall become immediately vested in all unvested stock options pursuant to the terms of the grant agreement. For awards on or prior to March 1, 2005, in the event of a Change in Control, the executive shall become immediately vested in all unvested shares of restricted stock pursuant to the 2003 Incentive Plan.

(8)	Other Benefits and Perquisites.

Employer Contributions to Executive Deferred Compensation Plan
The executive shall become fully vested in all unvested matching and discretionary contributions made by the Company into his plan account in the event (i) he obtains the age of 65, (ii) upon his death or disability or (iii) upon a termination for any reason whatsoever within 24 months following a Change in Control. Otherwise, the executive shall forfeit any unvested portion of his plan account upon a termination for any reason. Additionally, certain key employees, including the named executive officers, may not receive distributions before a date six months after the date such executive separates service from the Company for any reason other than death or disability.

COBRA Continuation
In addition to the above cash benefits paid pursuant to the executives’ employment agreements, the Company will continue to provide the officer and his dependants with health benefits for up to 18 months.

280G Tax Gross-up
The employment agreements for Messrs. Huseman, Krenek and Swift also provide for gross up payments to the extent Section 280G of the Internal Revenue Code would apply to such payments as excess “parachute” payments. The employment agreements for the other executive officers do not contain these provisions.

Any benefits payable pursuant to the above triggering events in the executives’ employment agreements are payable in a cash lump sum not later than 60 calendar days following the termination date. The employment agreements of the named executive officers also contain certain non-competition and non-solicitation provisions. For additional information regarding these employment agreements, see “Executive Compensation Matters — Employment Agreements.”

Director Compensation

The following table sets forth information concerning the compensation of each of our directors other than Kenneth V. Huseman, who is a named executive officer, for fiscal 2007:

Director Compensation — 2007

					Change in
					Pension Value
	Fees				and
	Earned or			Non-Equity	Nonqualified
	Paid in	Stock	Option	Incentive Plan	Deferred	All Other
	Cash	Awards	Awards	Compensation	Compensation	Compensation	Total
Name	($)	($)	($)	($)	Earnings	($)	($)
(a)	(b)	(c) (1)	(d) (2)	(e)	(f)	(g)	(h)

Steven A. Webster	$20,500	$104,273	$44,337	$—	$—	$—	$169,110
H.H. Wommack, III	$60,000	$13,633	$44,337	$—	$—	$—	$117,970
Sylvester P. Johnson, IV	$66,000	$13,633	$44,337	$—	$—	$—	$123,970
William E. Chiles	$83,000	$13,633	$44,337	$—	$—	$—	$140,970
Robert F. Fulton	$45,000	$13,633	$44,337	$—	$—	$—	$102,970
James S. D’Agostino, Jr.	$75,000	$13,633	$48,131	$—	$—	$—	$136,764
Thomas P. Moore, Jr.	$84,000	$13,633	$77,649	$—	$—	$—	$175,282

(1)	Each of our directors had the following aggregate number of restricted stock awards outstanding at December 31, 2007: Steven A. Webster: 8,000; H. H. Wommack, III: 4,000; Sylvester P. Johnson, IV: 4,000; William E. Chiles: 4,000; Robert F. Fulton: 4,000; James S. D’Agostino, Jr.: 4,000; and Thomas P. Moore, Jr.: 4,000.

(2)	Each of our directors had the following aggregate number of option awards outstanding at December 31, 2007: Steven A. Webster: 97,500; H. H. Wommack, III: 97,500; Sylvester P. Johnson, IV: 97,500; William E. Chiles: 82,500; Robert F. Fulton: 97,500; James S. D’Agostino, Jr.: 77,500; and Thomas P. Moore, Jr.: 42,500.

For additional information regarding fees earned for services as a director in 2006, including annual retainer fees, committee and chairmanship fees, and meeting fees, see “Board of Directors and Committees of the Board —

Board of Directors — Compensation.” For additional information regarding fees earned for services as a director effective beginning in 2007, see “Compensation Discussion and Analysis — Board Process — Compensation of Directors.”

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Beneficial Ownership by Certain Beneficial Owners and Management

The following table sets forth the number of shares of common stock beneficially owned as of April 11, 2008 by (1) all persons who beneficially own more than 5% of the outstanding voting securities of the Company, to the knowledge of the Company’s management, (2) each current director, (3) each executive officer named in the Summary Compensation Table and (4) all current directors and executive officers as a group.

	Amount and Nature	Percent of
	of Beneficial	Shares
Name	Ownership	Outstanding

DLJ Merchant Banking Partners III, L.P. and affiliated funds(1)	18,059,424	44.7%
FMR LLC(2)	4,435,146	11.0%
Kenneth V. Huseman(3)	1,049,285	2.5%
Alan Krenek(4)	139,450	*
Charles W. Swift(5)	177,561	*
T.M. “Roe” Patterson(6)	29,000	*
James E. Tyner(7)	17,750	*
Steven A. Webster(8)(9)	237,250	*
James S. D’Agostino, Jr.(8)(10)	73,450	*
William E. Chiles(8)(11)	74,250	*
Robert F. Fulton(8)(12)	89,250	*
Sylvester P. Johnson, IV(8)(12)	89,250	*
Thomas P. Moore, Jr.(8)(13)	57,250	*
H.H. Wommack, III(8)(14)	559,526	1.4%
Directors and Executive Officers as a Group (15 persons)(15)	2,783,883	6.6%

*	Less than one percent.

(1)	Includes 18,059,424 shares of common stock owned by DLJ Merchant Banking and its affiliates as follows: DLJ Merchant Banking Partners III, L.P. (12,650,117 shares); DLJ ESC II, L.P. (1,493,185 shares); DLJ Offshore Partners III, C.V. (445,865 shares); DLJ Offshore Partners III-1, C.V. (32,018 shares); DLJ Offshore Partners III-2, C.V. (22,806 shares); DLJ Merchant Banking III, Inc., as Advisory General Partner on behalf of DLJ Offshore Partners III, C.V. (438,666 shares); DLJ Merchant Banking III, Inc., as Advisory General Partner on behalf of DLJ Offshore Partners III-1, C.V. and as attorney-in-fact for DLJ Merchant Banking III, L.P., as Associate General Partner of DLJ Offshore Partners III-1, C.V. (196,266 shares); DLJ Merchant Banking III, Inc., as Advisory General Partner on behalf of DLJ Offshore Partners III-2, C.V. and as attorney-in-fact for DLJ Merchant Banking III, L.P., as Associate General Partner of DLJ Offshore Partners III-2, C.V. (139,816 shares); DLJMB Partners III GmbH & Co. KG (107,898 shares); DLJMB Funding III, Inc. (132,220 shares); Millennium Partners II, L.P. (21,516 shares); MBP III Plan Investors, L.P. (2,379,051 shares).

Credit Suisse, a Swiss bank, owns the majority of the voting stock of Credit Suisse Holdings (USA), a Delaware corporation which in turn owns all of the voting stock of Credit Suisse (USA) Inc., a Delaware corporation (“CS-USA”). The entities discussed in the above paragraph are merchant banking funds managed by indirect subsidiaries of CS-USA and form part of Credit Suisse’s Alternative Capital Division. The ultimate parent company of Credit Suisse is Credit Suisse Group (“CSG”). CSG disclaims beneficial ownership of the reported common stock that is beneficially owned by its direct and indirect subsidiaries. Steven A. Webster served as the Chairman of Global Energy Partners, a specialty group within Credit Suisse’s Alternative Capital Division, from 1999 until June 30, 2005.

All of the DLJ Merchant Banking entities can be contacted at Eleven Madison Avenue, New York, New York 10010-3629 except for the three “Offshore Partners” entities, which can be contacted at John B. Gosiraweg, 14, Willemstad, Curacao, Netherlands Antilles.

(2)	Fidelity Management & Research Company (“Fidelity”), a wholly-owned subsidiary of FMR LLC, is the beneficial owner of all 4,435,146 shares as a result of acting as investment adviser to various investment companies registered under Section 8 of the Investment Company Act of 1940. The ownership of one investment company, Fidelity Low Priced Stock Fund, amounted to 4,089,146 shares of common stock. Edward C. Johnson 3d and FMR LLC, through its control of Fidelity, and the funds each has sole power to dispose of the 4,435,146 shares owned by Fidelity.

Members of the family of Edward C. Johnson 3d, Chairman of FMR LLC, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Edward C. Johnson 3d, Chairman of FMR LLC, has the sole power to vote or direct the voting of the shares owned directly by the Fidelity Funds, which power resides with the Funds’ Boards of Trustees. Fidelity carries out the voting of the shares under written guidelines established by the Funds’ Boards of Trustees. FMR LLC’s address is 82 Devonshire Street, Boston, Massachusetts 02109.

(3)	Includes 319,060 shares of restricted stock, of which 5,000 remain subject to vesting in one-fourth increments on March 15, 2009, 2010, 2011 and 2012 and of which 45,000 remain subject to vesting in one-fourth increments on March 15, 2010, 2011, 2012 and 2013, and 529,405 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 155,000 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(4)	Includes 32,500 shares of restricted stock, of which 10,000 remain subject to vesting in one-fourth increments on March 15, 2009, 2010, 2011 and 2012 and of which 22,500 remain subject to vesting in one-fourth increments on March 15, 2010, 2011, 2012 and 2013. Includes 106,750 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 46,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(5)	Includes 58,206 shares of restricted stock, of which 6,000 remain subject to vesting in one-fourth increments on March 15, 2009, 2010, 2011 and 2012 and of which 17,500 remain subject to vesting in one-fourth increments on March 15, 2010, 2011, 2012 and 2013, and 104,475 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 40,750 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(6)	Includes 22,500 shares of restricted stock, of which 6,000 remain subject to vesting in one-fourth increments on March 15, 2009, 2010, 2011 and 2012 and of which 16,500 remain subject to vesting in one-fourth increments on March 15, 2010, 2011, 2012 and 2013, and 3,750 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(7)	Includes 11,000 shares of restricted stock, of which 4,000 remain subject to vesting in one-fourth increments on March 15, 2009, 2010, 2011 and 2012 and of which 7,000 remain subject to vesting in one-fourth increments on March 15, 2010, 2011, 2012 and 2013. Includes 6,250 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(8)	Includes 16,000 shares of restricted stock, of which 4,000 remain subject to vesting in one-fourth increments on March 15, 2009, 2010, 2011 and 2012 and of which 4,000 remain subject to vesting in one-fourth increments on March 15, 2010, 2011, 2012 and 2013.

(9)	Includes 81,250 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(10)	Includes 61,250 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(11)	Includes 66,250 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(12)	Includes 81,250 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(13)	Includes 26,250 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

(14)	Includes 81,250 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 16,250 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan. Also reflects the beneficial ownership of 227,461 shares beneficially owned by Galloway Bend Ltd. (“Galloway Bend”). Mr. Wommack and certain of his immediate family members hold the general partner and limited partner interests in Galloway Bend. Also reflects the beneficial ownership of 176 shares beneficially owned by Fortress Holdings, LLC (“Fortress”), successor in interest to Southwest Royalties Holdings, Inc. Mr. Wommack owns approximately 33% of the outstanding units of, and is a manager and the President of, Fortress. Mr. Wommack disclaims beneficial ownership of the shares beneficially owned directly by Fortress and Galloway Bend, other than to the extent of his pecuniary interest in such shares.

(15)	Includes an aggregate of 567,292 restricted shares, of which 214,500 remain subject to vesting, and an aggregate of 1,263,130 shares issuable within 60 days upon the exercise of options granted under our 2003 Incentive Plan. Does not include 404,500 shares underlying options that are not exercisable within 60 days granted under our 2003 Incentive Plan.

Securities Authorized for Issuance under Equity Compensation Plans

See Part II, Item 5 of our original Annual Report on Form 10-K for the year ended December 31, 2007 for information relating to Securities Authorized for Issuance under Equity Compensation Plans.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons.  During 2007, there were no transactions with related persons that were required to be disclosed in this report.

Review, Approval or Ratification of Transactions with Related Persons.  Pursuant to the charter of the Audit Committee, the Audit Committee is responsible for establishing procedures for the approval of all related party transactions between the Company and any officer or director that would potentially require disclosure. The board of directors has adopted a written policy regarding related party transactions that is to be administered by the Audit Committee. The policy applies generally to transactions, arrangements or relationships in which the Company was, is or will be a participant, in which the amount involved exceeds $60,000 and in which any related person had, has or will have a direct or indirect material interest. Related persons include, among others, directors and officers of the Company, beneficial owners of 5% or more of the Company’s voting securities, immediate family members of the foregoing persons, and any entity in which the foregoing persons are employed, are a principal or in which such person has more than a 10% beneficial ownership interest. The Company’s Chief Financial Officer is responsible for submitting related person transactions to the Audit Committee for approval by the committee at regularly scheduled meetings, or, if such approval is not practicable, to the Chairman of the Audit Committee for approval between such meetings. When considering related person transactions, the Audit Committee, or where submitted to the Chairman, the Chairman, will consider all of the relevant facts available, including, but not limited to: the benefits of the transaction to the Company; the impact on a director’s independence in the event the related person is a director; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions available to unrelated third parties or to employees of the Company generally. The Company is not aware of any transaction that was required to be reported in its filings with the SEC where such policies and procedures either did not require review or were not followed.

Independence.  Our board of directors currently consists of eight members, including five members determined by our Board to be independent — Messrs. D’Agostino, Chiles, Johnson, Moore and Wommack.

The Board has determined that Messrs. D’Agostino, Chiles, Johnson, Moore and Wommack are independent as that term is defined by rules of the New York Stock Exchange and, in the case of the Audit Committee, rules of the Securities and Exchange Commission. In determining that each of these directors is independent, the Board considered that the Company and its subsidiaries in the ordinary course of business sell products and services to other companies, including those at which certain directors serve (or recently served) as executive officers or directors. In particular, Carrizo Oil & Gas, Inc., a company on which Mr. Johnson serves as President, Chief Executive Officer and a Director, uses the services of the Company, but such services represent less than 2% of Carrizo’s revenues. Also, although Mr. Wommack was previously deemed by the Board not to be independent due to his service as a current employee of a company that made payments to Basic during 2003 in excess of 2% of the company’s consolidated gross revenues, as of January 1, 2007, the three-year test under Section 303A.02(b)(v) of the NYSE Listed Company Manual no longer prohibits such determination of independence. Accordingly, as of January 1, 2007, our Board determined that Mr. Wommack was independent. In each case, the transactions and contributions did not automatically disqualify the directors from being considered independent under the NYSE rules. The Board also determined that these transactions were not otherwise material to the Company or to the other company involved in the transactions and that none of our directors had a material interest in the transactions with these companies. Based upon its review, the Board of Directors has affirmatively determined that each of these directors are independent and that none of these independent directors has a material relationship with the Company.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Independent Auditor and Fees

KPMG LLP, a registered public accounting firm, audited the Company’s consolidated financial statements for fiscal 2007. KPMG LLP has billed the Company and its subsidiaries fees as set forth in the table below for (i) the audits of the Company’s 2006 and 2007 annual financial statements, reviews of quarterly financial statements, and review of the Company’s documents filed with the Securities and Exchange Commission, (ii) assurance and other services reasonably related to the audit or review of the Company’s financial statements, and (iii) services related to tax compliance.

		Audit-Related
	Audit Fees	Fees	Tax Fees(1)

Fiscal 2007(2)	$1,250,000	$—	$—
Fiscal 2006(2)	$1,365,000	$—	$—

(1)	The services comprising “Tax Fees” included tax compliance, planning and advice.

(2)	There were no fees billed in 2006 or 2007 that would constitute “All Other Fees.”

Audit Committee Pre-Approved Policies and Procedures

The Audit Committee of the Board of Directors has adopted policies regarding the pre-approval of auditor services. Specifically, commencing in 2006, the Audit Committee began approving at its May meeting all services provided by the independent public accountants. All additional services must be pre-approved on a case-by-case basis. The Audit Committee reviews the actual and budgeted fees for the independent public accountants at its

1st and 4th meetings. All of the services provided by KPMG LLP during fiscal 2007 were approved by the Audit Committee.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules and Exhibits (1) Financial Statements — Basic Energy Services, Inc. and Subsidiaries:

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8-Financial Statements and Supplementary Data included in our Original Form 10-K filed on March 7, 2008).

(2) Financial Statement Schedules

With the exception of Schedule II — Valuation and Qualifying Accounts, all other consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included in our Original Form 10-K filed on March 7, 2008.

(3) Exhibits

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc.(the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)
3	.3*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

Exhibit
No.		Description

4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693, filed on May 1, 2007)
4	.6*	Third Supplement Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Second Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 to the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

Exhibit
No.		Description

10	.14*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.15*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.17*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.18*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.19*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.20*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.21*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)
10	.22*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.23*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.24*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
10	.25*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006)
10	.26*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)
10	.27*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Charles W. Swift, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

Exhibit
No.		Description

10	.30*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.31*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.32*†	Employment Agreement of Thomas Monroe Patterson, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.33*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.34*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.35*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
10	.36*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)
21	.1*	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
23	.1*	Consent of KPMG LLP (Incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name: Kenneth V. Huseman

Title:	President, Chief Executive Officer and
Director

Date: April 29, 2008

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	April 29, 2008

/s/ Alan Krenek Alan Krenek	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	April 29, 2008

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	April 29, 2008

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	April 29, 2008

/s/ William E. Chiles William E. Chiles	Director	April 29, 2008

/s/ Robert F. Fulton Robert F. Fulton	Director	April 29, 2008

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	April 29, 2008

/s/ H.H. Wommack, III H.H. Wommack, III	Director	April 29, 2008

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	April 29, 2008

EXHIBIT INDEX

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc.(the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)
3	.3*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693, filed on May 1, 2007)
4	.6*	Third Supplement Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)

Exhibit
No.		Description

10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Second Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.11 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006) (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008).
10	.14*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006) (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008).
10	.15*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.17*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.18*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.19*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.20*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.21*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)

Exhibit
No.		Description

10	.22*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.23*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.24*	Registration Rights Agreement dated April 12, 2006, among the Company, the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
10	.25*	Summary of 2006 salaries and other compensation for named executive officers and certain employees (Incorporated by reference to Item 1.01 of the Company’s Form 8-K filed on March 8, 2006)
10	.26*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)
10	.27*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Charles W. Swift, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.30*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.31*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.32*†	Employment Agreement of Thomas Monroe Patterson, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.6 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.33*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.34*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.35*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
21	.1*	Subsidiaries of the Company (Incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008).
23	.1*	Consent of KPMG LLP (Incorporated by reference to Exhibit 23.1 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit
No.	Description

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement