Form 10-Q
period 2008-03-31
BASIC ENERGY SERVICES INC
filed 2008-05-08
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from           to
Commission file no. 001-32693

Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	54-2091194 (I.R.S. Employer Identification No.)

500 W. Illinois, Suite 100 Midland, Texas (Address of principal executive offices)	79701 (Zip code)
(432) 620-5500
(Registrant’s telephone number, including area code)
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act).

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     41,255,172 shares of the registrant’s Common Stock were outstanding as of April 29, 2008.

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
     Important factors that may affect our expectations, estimates or projections include:
•	a decline in, or substantial volatility of, oil and gas prices, and any related changes in expenditures by our customers;

•	the effects of our pending merger with Grey Wolf or future acquisitions on our business;

•	changes in customer requirements in markets or industries we serve;

•	competition within our industry;

•	general economic and market conditions;

•	our access to current or future financing arrangements;

•	our ability to replace or add workers at economic rates; and

•	environmental and other governmental regulations.
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

Part I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$100,174	$91,941
Trade accounts receivable, net of allowance of $6,372 and $6,090, respectively	148,695	138,384
Accounts receivable — related parties	133	91
Income tax receivable	—	1,130
Inventories	11,227	11,034
Prepaid expenses	7,776	6,999
Other current assets	5,981	6,353
Deferred tax assets	10,407	10,593

Total current assets	284,393	266,525

Property and equipment, net	649,987	636,924

Deferred debt costs, net of amortization	5,860	6,100
Goodwill	218,430	204,963
Other intangible assets, net of amortization	26,431	26,975
Other assets	2,276	2,122

	$1,187,377	$1,143,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$20,629	$22,146
Accrued expenses	60,316	51,003
Income taxes payable	5,976	—
Current portion of long-term debt	18,886	17,413
Other current liabilities	1,358	1,474

Total current liabilities	107,717	92,036

Long-term debt	410,179	406,306
Deferred tax liabilities	120,479	114,604
Other long-term liabilities	3,803	5,842

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at March 31, 2008 and December 31, 2007, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 41,287,230 issued; 41,254,672 shares outstanding at March 31, 2008 and 40,925,530 issued; 40,896,217 shares outstanding at December 31, 2007, respectively	413	409
Additional paid-in capital	316,955	314,705
Retained earnings	229,088	209,707
Treasury stock, 32,558 shares at March 31, 2008, at cost	(705)	—

Total stockholders’ equity	545,751	524,821

	$1,187,377	$1,143,609

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Revenues:
Well servicing	$80,519	$86,669
Fluid services	71,399	64,182
Completion and Remedial Services	68,458	46,137
Contract drilling	9,497	1,942

Total revenues	229,873	198,930

Expenses:
Well servicing	48,466	50,094
Fluid services	46,433	40,102
Completion and Remedial Services	35,788	23,135
Contract drilling	7,060	2,814
General and administrative, including stock-based compensation of $1,080 and $1,093 in three months ended March 31, 2008 and 2007, respctively	25,852	22,649
Depreciation and amortization	28,032	19,225
(Gain) loss on disposal of assets	225	341

Total expenses	191,856	158,360

Operating income	38,017	40,570
Other income (expense):
Interest expense	(7,349)	(5,594)
Interest income	701	470
Loss on early extinguishment of debt	—	(230)
Other income	38	61

Income from continuing operations before income taxes	31,407	35,277
Income tax expense	(11,751)	(13,204)

Net income	$19,656	$22,073

Earnings per share of common stock:
Basic	$0.48	$0.57

Diluted	$0.47	$0.56

Comprehensive Income:
Net income	$19,656	$22,073
Unrealized gains (losses) on hedging activities	—	—

Comprehensive Income:	$19,656	$22,073

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2007	40,925,530	$409	$314,705	$—	$209,707	$524,821

Issuances of restricted stock	361,700	4	(4)	—	—	—
Amortization of share based compensation	—	—	995	—	—	995
Treasury stock issued as compensation to Chairman of the Board	—	—	—	89	(4)	85
Purchase of treasury stock	—	—	—	(1,149)	—	(1,149)
Exercise of stock options	—	—	1,259	355	(271)	1,343
Net income	—	—	—	—	19,656	19,656

Balance — March 31, 2008 (unaudited)	41,287,230	$413	$316,955	$(705)	$229,088	$545,751

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$19,656	$22,073
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	28,032	19,225
Accretion on asset retirement obligation	31	28
Change in allowance for doubtful accounts	282	223
Amortization of deferred financing costs	240	229
Non-cash compensation	1,080	1,093
Loss on early extinguishment of debt	—	230
(Gain) loss on disposal of assets	225	341
Deferred income taxes	3,161	2,342

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(7,981)	(9,056)
Inventories	152	129
Prepaid expenses and other current assets	1,403	638
Other assets	(161)	(343)
Accounts payable	(1,517)	(1,583)
Excess tax benefits from exercise of employee stock options	(1,039)	(1,674)
Income tax payable	6,661	(3,230)
Other liabilities	(2,420)	(218)
Accrued expenses	8,191	7,290

Net cash provided by operating activities	55,996	37,737

Cash flows from investing activities:
Purchase of property and equipment	(18,427)	(23,783)
Proceeds from sale of assets	2,081	1,079
Payments for other long-term assets	(104)	(1,828)
Payments for businesses, net of cash acquired	(26,858)	(104,354)

Net cash used in investing activities	(43,308)	(128,886)

Cash flows from financing activities:
Proceeds from debt	—	85,000
Payments of debt	(4,649)	(3,185)
Purchase of treasury stock	(1,149)	(462)
Excess tax benefits from exercise of employee stock options	1,039	1,674
Tax withholding from exercise of stock options	(225)	(774)
Exercise of employee stock options	529	1,433
Deferred loan costs and other financing activities	—	(748)

Net cash provided by (used in) financing activities	(4,455)	82,938

Net increase (decrease) in cash and equivalents	8,233	(8,211)

Cash and cash equivalents — beginning of period	91,941	51,365

Cash and cash equivalents — end of period	$100,174	$43,154

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2008 (unaudited)
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
Nature of Operations
     Basic Energy Services, Inc. provides a range of well site services to oil and gas drilling and producing companies, including well servicing, contract drilling, fluid services and completion and remedial services. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana, and the Rocky Mountain states.
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
Estimates and Uncertainties
     Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:
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
     Completion and Remedial Services — Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair values of the services.
     Contract Drilling – Basic recognizes revenues based on either a “daywork” contract, in which an agreed upon rate per day is charged to the customer, or a “footage” contract, in which an agreed upon rate is charged per the number of feet drilled.
     Taxes assessed on sales transactions are presented on a net basis and are not included in revenue.
Inventories
     For Rental and Fishing Tools, inventories consisting mainly of grapples, controls, and drill bits are stated at the lower of cost or market, which cost being determined on the average cost method. Other inventories, consisting mainly of rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.

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
     Goodwill is tested annually for impairment, and is tested for impairment more frequently if events and circumstances indicate that the asset might be impaired. An impairment loss is recognized to the extent that the carrying amount exceeds the asset’s fair value.
     Basic had no impairment expense in the three months ended March 31, 2008 and 2007.
Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.
     Deferred debt costs of approximately $7.6 million at March 31, 2008 and $7.6 million at December 31, 2007, represent debt issuance costs and are recorded net of accumulated amortization of $1.7 million and $1.5 million at March 31, 2008 and December 31, 2007, respectively. Amortization of deferred debt costs totaled approximately $240,000 and $203,000 for the three months ended March 31, 2008 and 2007, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and contract drilling. The goodwill allocated to such reporting units as of March 31, 2008 is $27.7 million, $43.4 million, $124.0 million and $23.4 million, respectively. The change in the carrying amount of goodwill for the three months ended March 31, 2008 of $13.5 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $926,000, $95,000 and $12.5 million of goodwill additions relating to the well servicing, fluid services and completion and remedial, respectively. There was a decrease in goodwill of $23,000 for contract drilling due to the finalization of the purchase price allocation on an acquisition (See Note 3).

     Intangible assets subject to amortization under SFAS No. 142 consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $23.8 million as of March 31, 2008 and December 31, 2007. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $5.3 million and $5.2 million at March 31, 2008 and December 31, 2007, respectively. Accumulated amortization related to these intangible assets totaled approximately $2.7 million and $2.1 million at March 31, 2008 and December 31, 2007, respectively. Amortization expense for the three months ended March 31, 2008 and 2007 was approximately $641,000 and $170,000, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of March 31, 2008 is $259,000, $635,000, $19.3 million and $6.3 million for well servicing, fluid services, completion and remedial services and contract drilling, respectively.
     Customer relationships are amortized over a 15-year life. Non-Compete agreements are amortized over a five-year life.
Stock-Based Compensation
     Basic accounts for stock-based compensation based on Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model and all awards are adjusted for an expected forfeiture rate. Awards are amortized over the vesting period. Compensation expense of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will be based upon the intrinsic value method calculated under APB No. 25.
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
     Interest charges are recorded in interest expense and penalties are recorded in income tax expense.
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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the three months ended March 31, 2008 or 2007.
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

     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the three months ended March 31, 2008 (in thousands):

Balance, December 31, 2007	$1,552
Additional asset retirement obligations	—
Accretion expense	31

Balance, March 31, 2008	$1,583

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
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which became effective for financial assets and liabilities of the company on January 1, 2008 and will become effective for non-financial assets and liabilities of the company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. This standard was adopted for financial assets and liabilities as of January 1, 2008 and will be adopted for non-financial assets and liabilities, including fair value measurements for asset impairments, goodwill and intangible asset impairments and purchase price allocations, January 1, 2009. The adoption of this standard did not have any impact on the fair value of any of our financial assets or liabilities.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which became effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The adoption of this standard has not had any material effect on the results of operations or consolidated position.
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

     In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which becomes effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on the Company’s financial position, financial performance and cash flows. The company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.
3. Acquisitions
     In 2008 and 2007, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)
Parker Drilling Offshore USA, LLC	January 3, 2007	$20,594
Davis Tool Company, Inc.	January 17, 2007	4,164
JetStar Consolidated Holdings, Inc.	March 6, 2007	87,763
Sledge Drilling Holding Corp.	April 2, 2007	50,632
Eagle Frac Tank Rentals, LP	May 30, 2007	3,813
Wildhorse Services, Inc.	June 1, 2007	17,314
Bilco Machine, Inc.	June 21, 2007	600
Steve Carter Inc. and Hughes Services Inc.	September 26, 2007	18,138

Total 2007		$203,018

Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,033
Lackey Construction, LLC	January 30, 2008	4,311

Total 2008		$25,344
     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisitions of JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. in 2007 have been deemed material and are discussed below in further detail.
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

JetStar Consolidated Holdings, Inc.
     On March 6, 2007, Basic acquired all of the capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”). The results of JetStar’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $128.7 million, including $87.7 million in cash which included the retirement of JetStar’s outstanding debt. Basic issued 1,794,759 shares of common stock, at a fair value of $22.86 per share, for a total fair value of approximately $41 million. The value of the 1,794,759 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number of shares were determined. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. JetStar operates in Basic’s completion and remedial segment. The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for JetStar (in thousands):

Current Assets	$13,263
Property and Equipment	59,517
Amortizable Intangible Assets (1)	17,857
Goodwill (2)	61,722

Total Assets Acquired	152,359

Current Liabilities	(4,581)
Deferred Income Taxes	(18,650)
Current and Long Term Debt (3)	(37,563)

Total Liabilities Assumed	(60,794)

Net Assets Acquired	$91,565

(1)	Consists of customer relationship of $17,543, amortizable over 15 years, and non-compete agreements of $314, amortizable over five years.

(2)	Approximately $25,955 is expected to be deductible for tax purposes.

(3)	Total balance was paid by Basic on the closing date.

Sledge Drilling Holding Corp.
     On April 2, 2007, Basic acquired all of the capital stock of Sledge Drilling Holding Corp. (“Sledge”). The results of Sledge’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $60.8 million, including $50.6 million in cash which included the retirement of Sledge’s outstanding debt. Basic issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. The value of the 430,191 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number shares were determined. This acquisition allowed Basic to expand its drilling operations in the Permian Basin. The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Sledge (in thousands):

Current Assets	$6,029
Property and Equipment	30,638
Intangible Assets (1)	6,365
Goodwill (2)	23,382

Total Assets Acquired	66,414

Current Liabilities	(587)
Deferred Income Taxes	(3,886)
Current and Long Term Debt (3)	(19,093)

Total Liabilities Assumed	(23,566)

Net Assets Acquired	$42,848

(1)	Consists of customer relationship of $6,269, amortizable over 15 years, and non-compete agreement of $96, amortizable over five years.

(2)	None of which is expected to be deducted for tax purposes.

(3)	Total balance was paid by Basic on the closing date.
     The following unaudited pro-forma results of operations have been prepared as though the JetStar and Sledge acquisitions had been completed on January 1, 2007. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

Three Months
Ended March 31,
2007
Revenues	$221,489

Net income	$25,980

Earnings per common share — basic	$0.65
Earnings per common share — diluted	$0.63
     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2008 or 2007 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Land	$3,724	$3,475
Buildings and improvements	24,171	21,655
Well service units and equipment	337,516	328,468
Fluid services equipment	100,569	91,830
Brine and fresh water stations	9,123	8,964
Frac/test tanks	92,474	85,649
Pressure pumping equipment	138,370	132,746
Construction equipment	28,271	28,798
Contract drilling	59,561	59,231
Disposal facilities	32,205	27,790
Vehicles	36,817	36,440
Rental equipment	33,892	33,381
Aircraft	4,119	4,119
Other	15,966	15,858

	916,778	878,404

Less accumulated depreciation and amortization	266,791	241,480

Property and equipment, net	$649,987	$636,924

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Light vehicles	$26,422	$25,768
Well service units and equipment	1,036	1,016
Fluid services equipment	39,091	34,668
Pressure pumping equipment	7,302	4,540
Construction equipment	4,484	4,440
Software	6,830	6,308

	85,165	76,740
Less accumulated amortization	26,074	22,660

	$59,091	$54,080

     Amortization of assets held under capital leases of approximately $3.4 million and $1.8 million for the three months ended March 31, 2008 and 2007, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	March 31,	December 31,
	2008	2007
Credit Facilities:
Revolver	$150,000	$150,000
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	54,065	48,719

	429,065	423,719
Less current portion	18,886	17,413

	$410,179	$406,306

Senior Notes
     On April 12, 2006, Basic issued $225.0 million of 7.125% Senior Notes due April 2016 in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on the $90.0 million Term B Loan and to pay down approximately $96.0 million under the revolving credit facility, which amounts may be reborrowed to fund future acquisitions or for general corporate purposes. Interest payments on the Senior Notes are due semi-annually, on April 15 and October 15, which began on October 15, 2006. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, Basic was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. Basic completed the exchange offer for all of the Senior Notes on October 16, 2006.
     The Senior Notes are redeemable at the option of Basic on or after April 15, 2011 at the specified redemption price as described in the Indenture. Prior to April 15, 2011, Basic may redeem, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as defined in the Indenture. Prior to April 15, 2009, Basic may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 107.125% of the principal amount of the 7.125% Senior

Notes, plus accrued and unpaid interest to the date of redemption. This redemption must occur less than 90 days after the date of the closing of any such equity offering.
     Following a change of control, as defined in the Indenture, Basic will be required to make an offer to repurchase all or any portion of the 7.125% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.
     Pursuant to the Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. Basic was in compliance with the restrictive covenants at March 31, 2008.
     As part of the issuance of the above-mentioned Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.
     The Senior Notes are jointly and severally guaranteed by Basic and all of its restricted subsidiaries. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations. Subsidiaries other than the restricted subsidiaries that are guarantors are minor.
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
     At March 31, 2008, Basic, under its Revolver, had outstanding $150.0 million of borrowings and $15.5 million of letters of credit and no amounts outstanding in swing-line loans. At March 31, 2008, Basic had availability under its Revolver of $59.5 million.
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

     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.25 to 1.00, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2008, Basic was in compliance with its covenants.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.
     Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2008	2007
Cash payments for interest	$2,678	$309
Commitment and other fees paid	—	329
Amortization of debt issuance costs	240	231
Accrued interest	4,149	4,008
Other	282	717

	$7,349	$5,594

Losses on Extinguishment of Debt
     In February 2007, Basic recognized a loss on the early extinguishment of debt. In February 2007, Basic wrote off unamortized debt issuance costs of approximately $230,000, which related to the 2005 Credit Facility.
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
     At March 31, 2008 and December 31, 2007, self-insured risk accruals totaled approximately $14.9 million and $15.1 million, respectively.

7. Stockholders’ Equity
Common Stock
     In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant and was recorded as deferred compensation, a component of stockholders’ equity. This amount is being charged to expense over the respective vesting period and totaled approximately $182,000 and $383,000 for the three months ended March 31, 2008 and 2007, respectively.
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
     During the year ended December 31, 2006, Basic issued 293,350 shares of common stock from treasury stock for the exercise of stock options. Also, Basic issued 15,670 shares of newly-issued common stock for the exercise of stock options.
     During the year ended December 31, 2007, Basic issued 169,875 shares of newly-issued common stock and 22,800 shares of treasury stock for the exercise of stock options.
     In March and April 2007, Basic issued 1,794,759 and 430,191 shares of common stock in connection with the acquisitions of JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp., respectively. (See note 3).
     In March 2007, Basic granted various employees 217,100 unvested shares of common stock which vest over a five year period. Also, in March 2007, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately. In July 2007, Basic granted, a vice president, 12,000 shares of unvested shares of common stock which vest over a four-year period.
     During the first three months of 2008, Basic received 51,720 shares of treasury stock, at $22.21 per share, as part of net share settlements for payment of taxes on vested restricted stock. Basic also issued 49,875 shares of treasury stock for the exercise of stock options.
     In March 2008, Basic granted various employees 361,700 unvested shares of common stock which vest over a five-year period. Also, in March 2008, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately in lieu of annual cash director fees.
Preferred Stock
     At March 31, 2008 and December 31, 2007, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.
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

     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2007 is a combination of the Company’s historical data and implied volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007, the Company used the simplified method to calculate the expected term. For options granted in 2007, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended March 31, 2008 and 2007 compensation expense related to share-based arrangements was approximately $1.1 million for both periods. For compensation expense recognized during the three months ended March 31, 2008 and 2007, Basic recognized a tax benefit of approximately $404,000 and $371,000 respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

Three Months Ended
March 31, 2007
Risk-free interest rate	4.5%
Expected term	6.65
Expected volatility	45.3%
Expected dividend yield	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.
     The following table reflects the summary of stock options outstanding at March 31, 2008 and the changes during the three months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	2,257,355	$9.58
Options granted	—	$—
Options forfeited	(20,250)	$19.48
Options exercised	(49,875)	$6.08
Options expired	—	$—

Outstanding, end of period	2,187,230	$9.56	6.02	$29,032

Exercisable, end of period	1,490,480	$6.36	5.29	$23,847

Vested or expected to vest, end of period	2,164,490	$9.39	6.00	$29,032

     The weighted-average grant date fair value of share options granted during the three months ended March 31, 2007 was $11.85. The total intrinsic value of share options exercised during the three months ended March 31, 2008 and 2007 was approximately $734,000 and $2.1 million, respectively.

     On March 11, 2008, the Compensation Committee of our Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards consist of the Company achieving certain earnings per share growth targets and certain return on capital employed performance, over the performance period from January 1, 2006 through December 31,2008 as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 101,500 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2010.
     A summary of the status of the Company’s non-vested share grants at March 31, 2008 and changes during the three months ended March 31, 2008 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	378,000	$15.74
Granted during period	447,975	20.94
Vested during period	(167,500)	6.98
Forfeited during period	(5,400)	22.44

Nonvested at end of period	653,075	$21.50

     As of March 31, 2008, there was approximately $16.1 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.39 years. The total fair value of share-based awards vested during the three months ended March 31, 2008 and 2007 was approximately $10.0 million and $10.8 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $1.3 million and $1.5 million for the three months ended March 31, 2008 and 2007, respectively.
     Cash received from share option exercises under the incentive plan was approximately $303,000 and $659,000 for the three months ended March 31, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from options exercised was $305,000 and $797,000 for the three months ended March 31, 2008 and 2007, respectively.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $133,000 and $91,000 as of March 31, 2008 and December 31, 2007, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
10. Earnings Per Share
     Basic presents earnings per share information in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended March 31,
	2008	2007
	(Unaudited)
Numerator (both basic and diluted):
Net income	$19,656	$22,073

Denominator:
Denominator for basic earnings per share	40,577,258	38,521,076

Stock options	775,323	905,192
Unvested restricted stock	111,727	234,810

Denominator for diluted earnings per share	41,464,308	39,661,078

Basic earnings per common share:	$0.48	$0.57

Diluted earnings per common share:	$0.47	$0.56

11. Business Segment Information
     Basic revised its reportable business segments beginning in the first quarter of 2008. The new operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services is now consolidated with our Fluid Services segment. These changes reflect Basic’s operating focus in compliance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The following is a description of the segments:
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
     Contract Drilling: This segment utilizes shallow and medium depth rigs and associated equipment for drilling wells to a specified depth for customers on a contract basis.
     Basic’s management evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of working capital and debt financing costs.
     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total
Three Months Ended March 31, 2008 (Unaudited)
Operating revenues	$80,519	$71,399	$68,458	$9,497	$—	$229,873
Direct operating costs	(48,466)	(46,433)	(35,788)	(7,060)	—	(137,747)

Segment profits	$32,053	$24,966	$32,670	$2,437	$—	$92,126

Depreciation and amortization	$11,238	$7,010	$6,691	$1,858	$1,235	$28,032
Capital expenditures, (excluding acquisitions)	$7,387	$4,608	$4,399	$1,221	$812	$18,427
Identifiable assets	$288,871	$204,958	$307,482	$71,494	$314,572	$1,187,377

Three Months Ended March 31, 2007 (Unaudited)
Operating revenues	$86,669	$64,182	$46,137	$1,942	$—	$198,930
Direct operating costs	(50,094)	(40,102)	(23,135)	(2,814)	—	(116,145)

Segment profits	$36,575	$24,080	$23,002	$(872)	$—	$82,785

Depreciation and amortization	$7,989	$5,490	$4,368	$739	$639	$19,225
Capital expenditures, (excluding acquisitions)	$6,783	$6,792	$5,404	$4,014	$790	$23,783
Identifiable assets	$249,208	$200,061	$261,841	$23,064	$241,555	$975,729
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2008	2007
Segment profits	$92,126	$82,785

General and administrative expenses	(25,852)	(22,649)
Depreciation and amortization	(28,032)	(19,225)
Gain (loss) on disposal of assets	(225)	(341)

Operating income	$38,017	$40,570

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2008	2007
	(In thousands)
Capital leases issued for equipment	$9,995	$5,502
Value of Shares that may be issued	$—	$2,194
Contingent earnout accrual	$554	$3,161
Asset retirement obligation additions	$—	$21
Value of common stock issued in business combinations	$—	$41,029
     Basic paid income taxes of approximately $660,000 and $15.8 million during the three months ended March 31, 2008 and 2007, respectively. Basic paid interest of approximately $2.7 million and $309,000 during the three months ended March 31, 2008 and 2007, respectively.

13. Subsequent Events
     On April 21, 2008, the Company announced that the Board of Directors had approved a definitive agreement to combine with Grey Wolf, Inc. in a “merger of equals.” The combined company will be named Grey Wolf, Inc., establish incorporation in the state of Delaware and trade on the New York Stock Exchange under the symbol “GW.” Terms of the agreement give shareholders of the Company 0.9195 shares of the new company and $6.70 in cash for every share owned. Shareholders of Grey Wolf will receive 0.25 shares of the new company and $1.82 in cash for each share owned.
     The transaction is expected to close in the third quarter of 2008. Completion of the transaction is subject to shareholder approval of both the Company and Grey Wolf, Inc., receipt of financing proceeds, regulatory approvals and other customary conditions.
     On April 30, 2008, the Company purchased all operating assets of B&S Disposal, LLC and B&S Equipment, Ltd. for total consideration of approximately $6.7 million, including capital expenditure reimbursement. The new assets will operate in the Company’s Well Servicing and Fluid Services lines of business in the Mid-Continent area.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 45 separate acquisitions from January 1, 2003 to March 31, 2008. Our weighted average number of well servicing rigs has increased from 126 in 2001 to 392 in the first quarter of 2008 and our weighted average number of fluid service trucks has increased from 156 to 644 in the same period. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2008		2007
Revenues:
Well servicing	$80.5	35%	$86.7	44%
Fluid services	71.4	31%	64.2	32%
Completion and remedial services	68.5	30%	46.1	23%
Contract drilling	9.5	4%	1.9	1%

Total revenues	$229.9	100%	$198.9	100%

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
     During 2005 and 2006, our business activity levels increased due to the impact of higher oil and gas prices and the expansion of our equipment fleets. Natural gas prices reached historical highs in 2006 which stimulated increased drilling activity by our customers. In 2007, natural gas prices declined as an excess supply of natural gas began to occur, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. In 2008, we expect that the utilization of our services and pricing for these services will be comparable to 2007 assuming oil and gas prices and U.S. drilling activity remain at or near current levels. We are also experiencing cost inflation for fuel and fuel-based supplies and services, which is creating a negative impact on segment margins. In certain cases, we are able to mitigate this impact by charging fuel surcharges to our customers, when appropriate.
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
     We believe that the most important performance measures for our lines of business are as follows:
•	Well Servicing — rig hours, rig utilization rate, revenue per rig hour and segment profits as a percent of revenues;

•	Fluid Services — revenue per truck and segment profits as a percent of revenues;

•	Completion and Remedial Services — segment profits as a percent of revenues; and

•	Contract Drilling — rig operating days, revenue per drilling day and segment profits as a percent of revenues.

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
     During 2007, we made several acquisitions that complemented our existing lines of business and increased our presence in the rental tool business. These included, among others:
Parker Drilling Offshore USA, LLC
     On January 3, 2007, we acquired two barge-mounted workover rigs and related equipment from Parker Drilling Offshore USA, LLC for total consideration of $20.5 million cash. The acquired rigs operate in the inland waters of Louisiana and Texas as a part of Basic Marine Services.
JetStar Consolidated Holdings, Inc.
     On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”) for an aggregate purchase price of approximately $128.7 million, including $87.7 million in cash, of which approximately $37.6 million was used for the retirement of JetStar’s outstanding debt. As part of the purchase price, we issued 1,794,759 shares of common stock, at a fair value of $22.86 per share for a total fair value of approximately $41 million. This acquisition operates in our completion and remedial services line of business.
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
     Selected 2008 Acquisitions
     During the first three months of 2008, we made two acquisitions that complemented our existing lines of business. These included among others:
     Xterra Fishing and Rental Tools Co
     On January 28, 2008, we acquired all of the outstanding capital stock of Xterra Fishing and Rental Tools Co. (“Xterra”) for total consideration of $21.0 million cash. This acquisition operates in our completion and remedial services line of business.
Segment Overview
Well Servicing
     During the first three months of 2008, our well servicing segment represented 35% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet has increased from a weighted average number of 364 rigs in the first quarter of 2007 to 392 in the first quarter of 2008 through a combination of new build purchases and the remainder through acquisitions and other individual equipment purchases.

     The following is an analysis of our well servicing operations for each of the quarters ended December 31, 2007 and the quarter ended March 31, 2008 (dollars in thousands):

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2007:
First Quarter	364	210,800	81.0%	$411	$174	42.2%
Second Quarter	371	207,700	78.3%	$415	$163	39.5%
Third Quarter	383	212,100	77.7%	$414	$166	40.0%
Fourth Quarter	386	200,600	72.7%	$409	$159	38.8%
Full Year	376	831,200	77.3%	$412	$166	40.1%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     The decrease in our revenue per rig hour from $411 in the first quarter of 2007 to $398 in the first quarter of 2008 is the result of a change in weighting of our work from higher rate workover markets to the lower rate service markets and increased competition. Lower activity in gas-oriented markets combined with increased competition resulted in a reduction in the utilization rate from 81.0% in the first quarter of 2007 to 72.2% in the first quarter of 2008.
Fluid Services
     During the first three months of 2008, our fluid services segment represented 31% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters and year ended December 31, 2007 and the quarter ended March 31, 2008 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2007:
First Quarter	652	$98	$37	37.5%
Second Quarter	657	$96	$35	36.1%
Third Quarter	653	$97	$35	35.7%
Fourth Quarter	656	$104	$37	35.7%
Full Year	655	$396	$144	36.2%
2008:
First Quarter	644	$111	$39	35.0%

     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The increase in revenue per fluid service truck from $98,000 in the first quarter of 2007 to $111,000 in the first quarter of 2008 is due to the retirement of less efficient and underutilized trucks and an increase in revenue from higher fuel charges and other services which are not directly correlated with trucking volume. The decrease in segment profits from 37.5% in the first quarter of 2007 to 35.0% in the first quarter of 2008 is due primarily to increased fuel and personnel costs (including repair and maintenance).
Completion and Remedial Services
     During the first three months of 2008, our completion and remedial services segment represented 30% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was 120,000 at March 31, 2008 compared to 120,000 at December 31, 2007 and 101,000 at March 31, 2007.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters and year ended December 31, 2007 and the quarter ended March 31, 2008 (dollars in thousands):

		Segment
	Revenues	Profits%
2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
Third Quarter	$66,304	47.6%
Fourth Quarter	$64,515	46.2%
Full Year	$240,692	47.7%
2008:
First Quarter	$68,458	47.7%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The increase in completion and remedial services revenues from $46.1 million in the first quarter of 2007 to $68.5 million in the first quarter of 2008 is due to the acquisition of JetStar in March 2007, as well as internal expansion. Segment profits did decline from the first quarter of 2007 to the same period in 2008, mainly due to increased costs of the materials used in the Company’s pressure pumping operations.
Contract Drilling
     During the first three months of 2008, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet grew from a weighted average of three during the first quarter of 2007 to nine in the first quarter 2008. This increase is due to the Sledge Drilling acquisition in April of 2007.

     The following is an analysis of our contract drilling segment for each of the quarters and year ended December 31, 2007 and the quarter ended March 31, 2008 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits (Loss)	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2007:
First Quarter	3	168	$11,500	$(5,200)	-44.9%
Second Quarter	8	594	$17,200	$6,900	39.5%
Third Quarter	9	723	$15,700	$6,700	42.4%
Fourth Quarter	10	748	$14,600	$5,300	36.3%
Full Year	8	2,233	$15,400	$5,400	34.7%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The decrease in the weighted average number of drilling rigs, from ten in the fourth quarter of 2007 to nine in the first quarter of 2008, is due to one rig being converted to a workover rig in January 2008. The decrease in segment profit from 34.7% in the fourth quarter of 2007 to 25.7% in the first quarter of 2008 is due to the decrease in rig operating days from 748 in the fourth quarter of 2007 to 645 in the first quarter of 2008, while operating costs remained relatively flat over the same period.
Operating Cost Overview
     Our operating costs are comprised primarily of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. A majority of our employees are paid on an hourly basis. With a reduced pool of workers in the industry, it is possible that we will have to raise wage rates to attract workers from other fields and retain or expand our current work force. We believe we will be able to increase service rates to our customers in the long-term to compensate for wage rate increases. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Compensation for our administrative personnel in local operating yards and in our corporate office is accounted for as general and administrative expenses. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks and other equipment in our fleet, employee payroll and safety record.
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

     Property and Equipment. Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expense as incurred. We also review the capitalization of refurbishment of workover rigs as described in note 2 of the notes to our historical consolidated financial statements.
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
     Stock-Based Compensation. Basic accounts for stock-based compensation based on Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model and all awards are adjusted for an expected forfeiture rate. Awards are amortized over the vesting period. Compensation expense of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will be based upon the intrinsic value method calculated under APB No. 25.
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

     Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007
     Revenues. Revenues increased by 16% to $229.9 million during the first quarter of 2008 from $198.9 million during the same period in 2007. This increase was primarily due to expansion through acquisitions, particularly in the completion and remedial services and contract drilling business segments.
     Well servicing revenues decreased by 7% to $80.5 million during the first quarter of 2008 compared to $86.7 million during the same period in 2007. The decrease was mainly due to increased competition in the well servicing rig industry caused by increased competition for these services as new equipment entered certain areas of our market. As a result of the increased competition there was a reduction in our revenue per rig hour from $411 in the first quarter of 2007 to $398 in the first quarter of 2008. There was also a decrease in rig utilization rate from 81.0% in the first quarter of 2007 to 72.2% in the first quarter of 2008. Our average number of well servicing rigs increased to 392 during the first quarter of 2008 compared to 364 in the same period in 2007, mainly due to internal expansion from our newbuild rig program. During the first quarter of 2008, we added five newbuilds and five well servicing rigs from the Lackey Construction LLC acquisition, converted one drilling rig to workover mode and also retired three well servicing rigs.
     Fluid services revenues increased by 11% to $71.4 million during the first quarter of 2008 compared to $64.2 million in the same period of 2007. This increase was primarily due to internal growth and acquisitions, particularly the Steve Carter Inc. and Hughes Services Inc. (“Carter and Hughes”) acquisition in September 2007 which added 22 fluid service trucks and other equipment. Our weighted average number of fluid service trucks decreased to 644 during the first quarter of 2008 from 652 in the same period in 2007, mainly as a result of the retirement of a number of underutilized and less efficient fluid service trucks. Our revenue per fluid service truck increased to $111,000 in the first quarter of 2008 compared to $98,000 in same period in 2007.
     Completion and remedial services revenues increased by 48% to $68.5 million during the first quarter of 2008 compared to $46.1 million in the same period in 2007. The increase in revenue between these periods was primarily the result of acquisitions, particularly JetStar in March 2007, which added approximately $13 million in revenues.
     Contract drilling revenues increased by 389% to $9.5 million during the first quarter in 2008 as compared to $1.9 million in the same period in 2007. The majority of this increase was due to the acquisition of Sledge in April 2007 which added revenues of approximately $6 million during the first quarter of 2008. Our weighted average number of drilling rigs increased to nine as compared to three in the same period in 2007. The average revenue per day increased to $14,700 compared to $11,500 in the same period in 2007.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, increased by 19% to $137.7 million during the first quarter of 2008 from $116.1 million in the same period in 2007. This increase was primarily due to the acquisitions that we have made since March 31, 2007 and the JetStar acquisition in March of 2007, as well as higher personnel related and other operating costs in all of our business segments.
     Direct operating expenses for the well servicing segment decreased by 3% to $48.5 million during the first quarter of 2008 as compared to $50.1 million for the same period in 2007, due primarily to decreased rig hours from 210,800 in the first quarter of 2007 to 202,500 for the same period in 2008. Segment profits decreased to 40% of revenues during the first quarter of 2008 compared to 42% for the same period in 2007, which reflects higher labor costs as we retain our rig crews during times of lower rig utilization, as well as higher fuel costs.
     Direct operating expenses for the fluid services segment increased by 16% to $46.4 million during the first quarter of 2008 as compared to $40.1 million for the same period in 2007 due primarily to higher fuel cost and higher personnel costs. Segment profits decreased to 35% of revenues during the first quarter of 2008 compared to 38% for the same period in 2007.
     Direct operating expenses for the completion and remedial services segment increased by 55% to $35.8 million during the first quarter of 2008 as compared to $23.1 million for the same period in 2007 due primarily to expansion of our services and equipment, including the JetStar acquisition. The JetStar acquisition added approximately $9 million of direct operating expenses during the quarter. Segment profits decreased to 48% of revenues during the first quarter of 2008 compared to 50% for the same period in 2007, due to higher personnel related costs and increases in the cost of the materials used in our pressure pumping operations and higher fuel costs.

     Direct operating expenses for the contract drilling segment increased by 151% to $7.1 million during the first quarter of 2008 as compared to $2.8 million for the same period in 2007. The Sledge acquisition added approximately $4 million of direct operating expense during the first quarter of 2008. Segment profits for this segment were 26% of revenues during the first quarter of 2008 compared to a segment loss of 45% of revenue in the same period in 2007.
     General and Administrative Expenses. General and administrative expenses increased by 14% to $25.9 million during the first quarter of 2008 from $22.6 million for the same period in 2007, which included $1.1 million in stock-based compensation expense for both 2008 and 2007. The increase primarily reflects higher salary and office expenses related to the expansion of our business.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $28.0 million during the first quarter of 2008 as compared to $19.2 million for the same period in 2007, reflecting the increase in the size of and investment in our asset base, particularly due to the JetStar and Sledge acquisitions as well as through the internal expansion of our business segments.
     Interest Expense. Interest expense increased by 31% to $7.3 million during the first quarter of 2008 compared to $5.6 million for the same period in 2007. The increase was due primarily to an increase in the amount of long-term debt outstanding during the period from the use of our credit revolver for the cash portion paid for the JetStar, Sledge and Wildhorse acquisitions in 2007.
     Income Tax Expense. Income tax expense was $11.8 million during the first quarter of 2008 as compared to $13.2 million for the same period in 2007. Our effective tax rate during the first quarter of 2008 and for the same period in 2007 was approximately 37%.
Liquidity and Capital Resources
     Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2007 Credit Facility and availability under our 2007 Credit Facility, of which approximately $59.5 million was available at March 31, 2008. As of March 31, 2008, we had cash and cash equivalents of $100.2 million compared to $91.9 million as of December 31, 2007. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $56.0 million for the three months ended March 31, 2008 as compared to $37.7 million during the same period in 2007. The increase in operating cash flows for the first three months in 2008 compared to the same period in 2007 was primarily due to higher revenues from internal expansion and acquisitions.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) during the first three months of 2008 were $45.3 million as compared to $128.1 million in the same period of 2007. We added $10.0 million of additional assets through our capital lease program during the first quarter of 2008 compared to $5.5 million in the same period of 2007.
     For 2008, we currently have planned approximately $115 million in cash capital expenditures and $33 million through capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that we may continue to spend a significant amount for acquisitions in 2008. The $115 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $86.4 million at March 31, 2008, the availability under our credit facility of $59.5 million at March 31, 2008 and a cash balance of $100.2 million at March 31, 2008. During the first three months of 2008, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At March 31, 2008, of the $225.0 million in financial commitments under the revolving line of credit under our 2007 Credit Facility, there was $59.5 million of available capacity due to the outstanding balance of $150.0 million and the $15.5 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.
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
     If we experience certain kinds of changes of control, holders of the Senior Notes will be entitled to require us to purchase all or a portion of the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest. We do not believe the merger with Grey Wolf, pursuant to the merger agreement, will constitute a change of control as defined under the indenture governing our Senior Notes.
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
     Pursuant to the 2007 Credit Facility, we must apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, including:
•	assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis;

•	100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances; and

•	50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).
     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, including the following:
•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent;

•	limitations on dividends and distributions; and

•	various financial covenants, including:
•	a maximum leverage ratio of 3.50 to 1.00, reducing to 3.25 to 1.00 on April 1, 2007; and

•	a minimum interest coverage ratio of 3.00 to 1.00.
     In connection with the merger with Grey Wolf, we currently plan to repay all amounts outstanding under the 2007 Credit Facility and to enter into a new credit facility.
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of March 31, 2008, we had total capital leases of approximately $54.1 million.

Credit Rating Agencies
     In April 2006, we received credit ratings of B1 from Moody’s and on March 11, 2008 Standard & Poor’s raised our rating from B to B+ on our Senior Notes. None of our debt or other instruments is dependent upon our credit ratings. However, the credit ratings may affect our ability to obtain financing in the future. On February 6, 2007, we received a credit rating of Ba1 from Moody’s and on March 11, 2008 Standard & Poor’s raised our rating from BB to BB+ for our 2007 Credit Facility.
Preferred Stock
     At March 31, 2008 and December 31, 2007, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated.
Other Matters
Net Operating Losses
     As of March 31, 2008, we had approximately $2.3 million of NOL carryforwards related to the pre-acquisition period of FESCO, which is subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
Recent Accounting Pronouncements
     In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS 157), which became effective for financial assets and liabilities of the company on January 1, 2008 and will become effective for non-financial assets and liabilities of the company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards This standard was adopted for financial assets and liabilities as of January 1, 2008 and will be adopted for non-financial assets and liabilities, including fair value measurements for asset impairments, goodwill and intangible asset impairments and purchase price allocations, January 1, 2009. The adoption of this standard did not have any impact on the fair value of any of our financial assets or liabilities.
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which became effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The company does not anticipate that the adoption of SFAS 159 will have a material effect on its results of operations or consolidated financial position.
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

     In March, 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which becomes effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on the Company’s financial position, financial performance and cash flows. The company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business, other than increases in fuel costs and personnel expenses are discussed previously in the Management’s Discussion and Analysis.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2008, we had $150.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.5 million annually and a decrease in net income of approximately $939,000.
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
ITEM 1A. RISK FACTORS
     For information regarding risks that may affect our business, see the risk factors included in our most recent annual report on Form 10-K under the heading “Risk Factors.” The following are some additional important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operation, financial condition and prospects.
If our merger with Grey Wolf is consummated, the anticipated benefits of combining the companies may not be realized.
          We and Grey Wolf, Inc. entered into the Agreement and Plan of Merger, dated April 20, 2008 with the expectation that the mergers would result in various benefits that cannot be quantified at this time. We may not achieve these benefits at the levels expected or at all. If we fail to achieve these expected benefits, the results of operations and the enterprise value of the combined company may be adversely affected.

The integration of us and Grey Wolf following the mergers will present significant challenges that may reduce the anticipated potential benefits of the mergers.
          If the mergers are consummated, we and Grey Wolf will face significant challenges in consolidating functions and integrating our organizations, procedures and operations in a timely and efficient manner, as well as retaining key personnel. The integration of us and Grey Wolf will be complex and time-consuming due to the location of the corporate headquarters, size and complexity of each organization. The principal challenges will include the following:
•	integrating our and Grey Wolf’s existing businesses;

•	combining diverse product and service offerings and sales and marketing approaches;

•	preserving customer, supplier and other important relationships and resolving potential conflicts that may arise as a result of the mergers; and

•	addressing differences in business cultures, preserving employee morale and retaining key employees, while maintaining focus on providing consistent, high quality customer service and meeting the operational and financial goals of the combined company.
          The respective managements of us and Grey Wolf will have to dedicate substantial effort to integrating the businesses. These efforts could divert management’s focus and resources from other day-to-day tasks, corporate initiatives or strategic opportunities during the integration process.
     We and Grey Wolf may not be able to retain key employees.
          Uncertainty about the effect of the mergers on employees may have an adverse effect on us and Grey Wolf and, consequently, on the combined company. These uncertainties may impair our and Grey Wolf’s ability to attract, retain and motivate key personnel until the mergers are consummated and, if consummated, for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the mergers because employees may experience uncertainty about their future roles with the combined company. If, despite our and Grey Wolf’s retention efforts, key employees depart because of issues relating to the uncertainty and difficulty of integration or a desire not to remain with the combined company, the combined company’s business could be seriously harmed. Additionally, even if the mergers are not consummated, we may have difficulty retaining key employees due to the various uncertainties described above.
While the mergers are pending, we and Grey Wolf will be subject to business uncertainties and contractual restrictions that could adversely affect their businesses.
          Uncertainty about the effect of the mergers on customers and suppliers may have an adverse effect on us and Grey Wolf and, consequently, if the mergers are consummated, on the combined company. These uncertainties could cause customers, suppliers and others who deal with us and Grey Wolf to seek to change existing business relationships with us and Grey Wolf. In addition, the merger agreement restricts us and Grey Wolf, without the other party’s consent and subject to certain exceptions, from making certain acquisitions and taking other specified actions until the mergers occur or the merger agreement terminates. These restrictions may prevent us and Grey Wolf from pursuing otherwise attractive business opportunities and making other changes to their businesses that may arise prior to completion of the mergers or termination of the merger agreement.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended March 31, 2008:

Issuer Purchases of Equity Securities
			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares that
			Part of Publicly	May Yet be
	Total Number		Announced	Purchased
	of Shares	Average Price	Plans or	Under the Plans
Period	Purchased	Paid per Share	Programs	or Programs
January 1 – January 31	—	—	—	—
February 1 – February 29 (1)	51,720	$22.21	—	—
March 1 – March 31	—	—	—	—
Total	51,720	$22.21	—	—

(1)	These shares were repurchased from certain of our officers to provide such officers the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased effective February 28, 2008, based on the closing price per share on February 28, 2008.

ITEM 6. EXHIBITS

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among the Company, JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

10.1*	Form of Performance-Based Award Agreement (effective March 2008). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.2†	Form of Restricted Stock Grant Agreement (Officers and Employees) (2008)

10.3†	Form of Restricted Stock Grant Agreement (Non-Employee Directors) (2008)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act Certification by Chief Executive Officer pursuant to 18 U.S.C.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2008

Exhibit Index

Exhibit
No.	Description
2.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

2.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among the Company, JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

10.1*	Form of Performance-Based Award Agreement (effective March 2008). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.2†	Form of Restricted Stock Grant Agreement (Officers and Employees) (2008)

10.3†	Form of Restricted Stock Grant Agreement (Non-Employee Directors) (2008)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act Certification by Chief Executive Officer pursuant to 18 U.S.C.

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement