Form 10-Q
period 2008-06-30
BASIC ENERGY SERVICES INC
filed 2008-08-08
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     41,331,605 shares of the registrant’s Common Stock were outstanding as of August 1, 2008.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,784	$91,941
Trade accounts receivable, net of allowance of $5,607 and $6,090, respectively	165,377	138,384
Accounts receivable — related parties	170	91
Income tax receivable	214	1,130
Inventories	10,977	11,034
Prepaid expenses	4,689	6,999
Other current assets	5,535	6,353
Deferred tax assets	10,737	10,593

Total current assets	275,483	266,525

Property and equipment, net	665,922	636,924

Deferred debt costs, net of amortization	5,618	6,100
Goodwill	230,777	204,963
Other intangible assets, net of amortization	29,670	26,975
Other assets	2,306	2,122

	$1,209,776	$1,143,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$23,137	$22,146
Accrued expenses	54,702	51,003
Current portion of long-term debt	20,521	17,413
Other current liabilities	524	1,474

Total current liabilities	98,884	92,036

Long-term debt	412,846	406,306
Deferred tax liabilities	126,506	114,604
Other long-term liabilities	4,857	5,842

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at June 30, 2008 and December 31, 2007, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 41,331,605 issued; 41,330,247 shares outstanding at June 30, 2008 and 40,925,530 issued; 40,896,217 shares outstanding at December 31, 2007, respectively	413	409
Additional paid-in capital	318,966	314,705
Retained earnings	247,304	209,707
Treasury stock, at cost, 1,358 and 29,313 shares, respectively	—	—

Total stockholders’ equity	566,683	524,821

	$1,209,776	$1,143,609

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$89,018	$86,111	$169,537	$172,780
Fluid services	72,581	63,191	143,980	127,373
Completion and Remedial Services	79,579	63,736	148,037	109,873
Contract drilling	10,344	10,218	19,841	12,160

Total revenues	251,522	223,256	481,395	422,186

Expenses:
Well servicing	55,293	52,084	103,759	102,178
Fluid services	48,554	40,379	94,987	80,481
Completion and Remedial Services	42,651	33,374	78,439	56,509
Contract drilling	7,529	6,184	14,589	8,998
General and administrative, including stock-based compensation of $1,184 and $1,062 in three months ended June 30, 2008 and 2007, and $2,264 and $2,155 in the six months ended June 30, 2008 and 2007, respctively	26,811	25,592	52,663	48,241
Depreciation and amortization	28,732	24,007	56,764	43,232
(Gain) loss on disposal of assets	(809)	(166)	(584)	175

Total expenses	208,761	181,454	400,617	339,814

Operating income	42,761	41,802	80,778	82,372
Other income (expense):
Interest expense	(6,453)	(7,190)	(13,802)	(12,784)
Interest income	471	413	1,172	883
Loss on early extinguishment of debt	—	—	—	(230)
Other income (expense)	(6,469)	40	(6,431)	101

Income from continuing operations before income taxes	30,310	35,065	61,717	70,342
Income tax expense	(11,597)	(13,373)	(23,348)	(26,577)

Net income	$18,713	$21,692	$38,369	$43,765

Earnings per share of common stock:
Basic	$0.46	$0.54	$0.94	$1.11

Diluted	$0.45	$0.52	$0.92	$1.08

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2007	40,925,530	$409	$314,705	$—	$209,707	$524,821
Issuances of restricted stock	361,700	4	(4)	—	—	—
Amortization of share based compensation	—	—	2,180	—	—	2,180
Treasury stock issued as compensation to Chairman of the Board	—	—	—	89	(4)	85
Purchase of treasury stock	—	—	—	(1,149)	—	(1,149)
Exercise of stock options	44,375	—	2,085	1,060	(768)	2,377
Net income	—	—	—	—	38,369	38,369

Balance — June 30, 2008 (unaudited)	41,331,605	$413	$318,966	$—	$247,304	$566,683

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$38,369	$43,765
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	56,764	43,232
Accretion on asset retirement obligation	63	56
Change in allowance for doubtful accounts	(483)	1,350
Amortization of deferred financing costs	482	473
Non-cash compensation	2,264	2,155
Loss on early extinguishment of debt	—	230
(Gain) loss on disposal of assets	(584)	175
Deferred income taxes	7,666	8,860

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(23,934)	(3,545)
Inventories	402	(437)
Prepaid expenses and other current assets	5,177	4,945
Other assets	(198)	(462)
Accounts payable	991	(6,151)
Excess tax benefits from exercise of employee stock options	(1,583)	(2,159)
Income tax payable	1,015	(12,543)
Other liabilities	(3,414)	(545)
Accrued expenses	4,331	5,708

Net cash provided by operating activities	87,328	85,107

Cash flows from investing activities:
Purchase of property and equipment	(45,023)	(52,854)
Proceeds from sale of assets	6,470	1,629
Payments for other long-term assets	(2,048)	(8,082)
Payments for businesses, net of cash acquired	(51,239)	(175,470)

Net cash used in investing activities	(91,840)	(234,777)

Cash flows from financing activities:
Proceeds from debt	—	150,000
Payments of debt	(10,874)	(7,090)
Purchase of treasury stock	(1,149)	(462)
Excess tax benefits from exercise of employee stock options	1,583	2,159
Tax withholding from exercise of stock options	(842)	(1,279)
Exercise of employee stock options	1,637	2,237
Deferred loan costs and other financing activities	—	(756)

Net cash provided by (used in) financing activities	(9,645)	144,809

Net increase (decrease) in cash and equivalents	(14,157)	(4,861)

Cash and cash equivalents — beginning of period	91,941	51,365

Cash and cash equivalents — end of period	$77,784	$46,504

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2008 (unaudited)
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
     Fluid Services — Fluid services consists primarily of the sale, transportation, storage and disposal of fluids used in drilling, production and maintenance of oil and natural gas wells, and well site construction and maintenance services. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
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
     Contract Drilling — Basic recognizes revenues based on either a “daywork” contract, in which an agreed upon rate per day is charged to the customer, or a “footage” contract, in which an agreed upon rate is charged per the number of feet drilled.
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
     Basic had no impairment expense in the six months ended June 30, 2008 and 2007.
Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.

     Deferred debt costs were approximately $5.6 million net of accumulated amortization of $1.9 million and $6.1 million net of accumulated amortization of $1.5 million at June 30, 2008 and December 31, 2007, respectively. Amortization of deferred debt costs totaled approximately $242,000 for the three months ended June 30, 2008 and 2007. For the six months ended June 30, 2008 and 2007, amortization of deferred debt costs totaled approximately $482,000 and $473,000, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and contract drilling. The goodwill allocated to such reporting units as of June 30, 2008 is $34.3 million, $46.2 million, $127.0 million and $23.4 million, respectively. The change in the carrying amount of goodwill for the six months ended June 30, 2008 of $25.8 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $7.5 million, $2.9 million and $15.4 million of goodwill additions relating to the well servicing, fluid services and completion and remedial, respectively.
     Intangible assets subject to amortization under SFAS No. 142 consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $27.6 million and $23.8 million as of June 30, 2008 and December 31, 2007, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $5.4 million and $5.2 million at June 30, 2008 and December 31, 2007, respectively. Accumulated amortization related to these intangible assets totaled approximately $3.4 million and $2.1 million at June 30, 2008 and December 31, 2007, respectively. Amortization expense for the three months ended June 30, 2008 and 2007 was approximately $636,000 and $181,000, respectively. For the six months ended June 30, 2008 and 2007, amortization expense totaled approximately $1.3 million and $351,000, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of June 30, 2008 is $246,000, $637,000, $22.6 million and $6.1 million for well servicing, fluid services, completion and remedial services and contract drilling, respectively.
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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the six months ended June 30, 2008 or 2007.
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
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the six months ended June 30, 2008 (in thousands):

Balance, December 31, 2007	$1,552

Additional asset retirement obligations recognized through acquisitions	34
Accretion expense	63

Balance, June 30, 2008	$1,649

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
     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which became effective for the company on January 1, 2008. This standard permits companies to choose to measure many financial instruments and certain other items at fair value and report unrealized gains and losses in earnings. Such accounting is optional and is generally to be applied instrument by instrument. The adoption of this standard has not had any material effect on the results of operations or consolidated financial position.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which becomes effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on the company’s financial position, financial performance and cash flows. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on our EPS disclosures.

3. Acquisitions
     In 2008 and 2007, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Parker Drilling Offshore USA, LLC	January 3, 2007	$20,594
Davis Tool Company, Inc.	January 17, 2007	4,164
JetStar Consolidated Holdings, Inc.	March 6, 2007	87,763
Sledge Drilling Holding Corp.	April 2, 2007	50,632
Eagle Frac Tank Rentals, LP	May 30, 2007	3,813
Wildhorse Services, Inc.	June 1, 2007	17,318
Bilco Machine, Inc.	June 21, 2007	600
Steve Carter Inc. and Hughes Services Inc.	September 26, 2007	19,808

Total 2007		$204,692

Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,106
Lackey Construction, LLC	January 30, 2008	4,328
B&S Disposal, LLC and B&S Equipment, Ltd	April 30, 2008	6,736
Triple N Services, Inc.	May 27, 2008	17,306

Total 2008		$49,476

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

Current Assets	$13,263
Property and Equipment	59,517
Amortizable Intangible Assets (1)	17,857
Goodwill (2)	61,722

Total Assets Acquired	$152,359

Current Liabilities	$(4,581)
Deferred Income Taxes	(18,650)
Current and Long Term Debt (3)	(37,563)

Total Liabilities Assumed	$(60,794)

Net Assets Acquired	$91,565

(1)	Consists of customer relationship of $17,543, amortizable over 15 years, and non-compete agreements of $314, amortizable over five years.

(2)	Approximately $25,955 is expected to be deductible for tax purposes.

(3)	Total balance was paid by Basic on the closing date.

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

Current Assets	$6,029
Property and Equipment	30,638
Intangible Assets (1)	6,365
Goodwill (2)	23,382

Total Assets Acquired	$66,414

Current Liabilities	$(587)
Deferred Income Taxes	(3,886)
Current and Long Term Debt (3)	(19,093)

Total Liabilities Assumed	$(23,566)

Net Assets Acquired	$42,848

(1)	Consists of customer relationship of $6,269, amortizable over 15 years, and non-compete agreement of $96, amortizable over five years.

(2)	None of which is expected to be deducted for tax purposes.

(3)	Total balance was paid by Basic on the closing date.
     The following unaudited pro-forma results of operations have been prepared as though the JetStar and Sledge acquisitions had been completed on January 1, 2007. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

Six Months Ended
June 30, 2007
Revenues	$444,745

Net income	$47,672

Earnings per common share — basic	$1.18
Earnings per common share — diluted	$1.15
     Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2008 or 2007 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Land	$4,140	$3,475
Buildings and improvements	26,049	21,655
Well service units and equipment	356,324	328,468
Fluid services equipment	108,912	91,830
Brine and fresh water stations	9,587	8,964
Frac/test tanks	94,556	85,649
Pressure pumping equipment	145,889	132,746
Construction equipment	22,950	28,798
Contract drilling	59,763	59,231
Disposal facilities	34,978	27,790
Vehicles	36,735	36,440
Rental equipment	33,195	33,381
Aircraft	4,119	4,119
Other	17,839	15,858

	955,036	878,404
Less accumulated depreciation and amortization	289,114	241,480

Property and equipment, net	$665,922	$636,924

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Light vehicles	$26,909	$25,768
Well service units and equipment	1,170	1,016
Fluid services equipment	41,607	34,668
Pressure pumping equipment	11,911	4,540
Construction equipment	3,556	4,440
Software	8,562	6,308
Other	29	—

	93,744	76,740
Less accumulated amortization	29,305	22,660

	$64,439	$54,080

     Amortization of assets held under capital leases of approximately $3.2 million and $2.1 million for the three months ended June 30, 2008 and 2007 and $6.6 million and $3.8 million for the six months ended June 30, 2008 and 2007, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	June 30,	December 31,
	2008	2007

Credit Facilities:
Revolver	$150,000	$150,000
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	58,367	48,719

	433,367	423,719
Less current portion	20,521	17,413

	$412,846	$406,306

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
     Pursuant to the Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. Basic was in compliance with the restrictive covenants at June 30, 2008.
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
     At Basic’s option, borrowings under the Revolver bear interest at either (1) the “Alternative Base Rate” (i.e., the higher of the bank’s prime rate or the federal funds rate plus .50% per year) plus a margin ranging from 0.25% to 0.5% or (2) an “Adjusted LIBOR Rate” (equal to (a) the London Interbank Offered Rate (the “LIBOR rate”) as determined by the Administrative Agent in effect for such interest period divided by (b) one minus the Statutory Reserves, if any, for such borrowing for such interest period) plus a margin ranging from 1.25% to 1.5%. The margins vary depending on our leverage ratio. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.25% to 1.5% for participation fees and 0.125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at a rate of 0.375%.
     At June 30, 2008, Basic, under its Revolver, had outstanding $150.0 million of borrowings and $14.5 million of letters of credit and no amounts outstanding in swing-line loans. At June 30, 2008, Basic had availability under its Revolver of $60.5 million.
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
     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.25 to 1.00, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2008, Basic was in compliance with its covenants.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.
     Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2008	2007

Cash payments for interest	$12,935	$10,032
Commitment and other fees paid	51	148
Amortization of debt issuance costs	482	473
Accrued interest	51	1,777
Other	283	354

	$13,802	$12,784

Losses on Extinguishment of Debt
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
Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $250,000 and $180,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.
     At June 30, 2008 and December 31, 2007, self-insured risk accruals totaled approximately $15.2 million net of a $78,000 receivable for medical and dental coverage and $15.1 million for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
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
     During the first six months of 2008, Basic received 51,720 shares of treasury stock, at $22.21 per share, as part of net share settlements for payment of taxes upon the vesting of restricted stock. Basic also issued 44,375 shares of newly-issued common stock and 86,875 shares of treasury stock for the exercise of stock options.

     In March 2008, Basic granted various employees 361,700 unvested shares of common stock which vest over a five-year period. Also, in March 2008, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately in lieu of annual cash director fees.
Preferred Stock
     At June 30, 2008 and December 31, 2007, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2007 is a combination of the Company’s historical data and implied volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007, the Company used the simplified method to calculate the expected term. For options granted in 2007, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended June 30, 2008 and 2007 compensation expense related to share-based arrangements was approximately $1.2 million and $1.1 million, respectively. For compensation expense recognized during the three months ended June 30, 2008 and 2007, Basic recognized a tax benefit of approximately $453,000 and $393,000 respectively. During the six months ended June 30, 2008 and 2007, compensation expense related to share-based arrangements was approximately $2.3 million and $2.2 million, respectively. For compensation expense recognized during the six months ended June 30, 2008 and 2007, Basic recognized a tax benefit of approximately $857,000 and $797,000, respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

Six Months
Ended June
30, 2007
Risk-free interest rate	4.5%
Expected term	6.65
Expected volatility	45.3%
Expected dividend yield	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.

     The following table reflects the summary of stock options outstanding at June 30, 2008 and the changes during the six months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding,
beginning of period	2,257,355	$9.58
Options granted	—	$—
Options forfeited	(20,250)	$19.48
Options exercised	(131,250)	$6.05
Options expired	(5,500)	$22.33

Outstanding, end of period	2,100,355	$9.67	5.76	$45,855

Exercisable, end of period	1,403,605	$6.32	4.98	$35,348

Vested or expected to vest, end of period	2,081,865	$9.52	5.74	$45,749

     The weighted-average grant date fair value of share options granted during the six months ended June 30, 2007 was $11.85. The total intrinsic value of share options exercised during the six months ended June 30, 2008 and 2007 was approximately $2.6 million and $3.6 million, respectively.
     On March 11, 2008, the Compensation Committee of our Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards consist of the Company achieving certain earnings per share growth targets and certain return on capital employed performance, over the performance period from January 1, 2006 through December 31, 2008 as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 101,500 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2010.

     A summary of the status of the Company’s non-vested share grants at June 30, 2008 and changes during the six months ended June 30, 2008 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	378,000	$15.74
Granted during period	451,975	20.94
Vested during period	(171,500)	7.31
Forfeited during period	(12,400)	22.01

Nonvested at end of period	646,075	$21.49

     As of June 30, 2008, there was approximately $14.9 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.13 years. The total fair value of share-based awards vested during the six months ended June 30, 2008 and 2007 was approximately $10.0 million and $10.8 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $861,000 and $1.6 million for the six months ended June 30, 2008 and 2007, respectively.
     Cash received from share option exercises under the incentive plan was approximately $795,000 and $974,000 for the six months ended June 30, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from options exercised was $1.0 million and $1.3 million for the six months ended June 30, 2008 and 2007, respectively.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $170,000 and $91,000 as of June 30, 2008 and December 31, 2007, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income	$18,713	$21,692	$38,369	$43,765

Denominator:
Denominator for basic earnings per share	40,721,317	40,492,521	40,649,287	39,523,171

Stock options	827,164	864,966	810,916	885,683
Unvested restricted stock	110,114	263,080	197,915	250,504

Denominator for diluted earnings per share	41,658,595	41,620,567	41,658,118	40,659,358

Basic earnings per common share:	$0.46	$0.54	$0.94	$1.11

Diluted earnings per common share:	$0.45	$0.52	$0.92	$1.08

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
     Fluid Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, construction and other related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects as well as part of daily producing well operations.
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
     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total

Three Months Ended June 30, 2008 (Unaudited)
Operating revenues	$89,018	$72,581	$79,579	$10,344	$—	$251,522
Direct operating costs	(55,293)	(48,554)	(42,651)	(7,529)	—	(154,027)

Segment profits	$33,725	$24,027	$36,928	$2,815	$—	$97,495

Depreciation and amortization	$11,492	$7,046	$7,041	$1,853	$1,300	$28,732
Capital expenditures, (excluding acquisitions)	$10,638	$6,522	$6,518	$1,715	$1,203	$26,596

Three Months Ended June 30, 2007 (Unaudited)
Operating revenues	$86,111	$63,191	$63,736	$10,218	$—	$223,256
Direct operating costs	(52,084)	(40,379)	(33,374)	(6,184)	—	(132,021)

Segment profits	$34,027	$22,812	$30,362	$4,034	$—	$91,235

Depreciation and amortization	$9,702	$6,329	$5,232	$1,916	$828	$24,007
Capital expenditures, (excluding acquisitions)	$11,748	$7,664	$6,336	$2,320	$1,003	$29,071

Six Months Ended June 30, 2008 (Unaudited)
Operating revenues	$169,537	$143,980	$148,037	$19,841	$—	$481,395
Direct operating costs	(103,759)	(94,987)	(78,439)	(14,589)	—	(291,774)

Segment profits	$65,778	$48,993	$69,598	$5,252	$—	$189,621

Depreciation and amortization	$22,704	$13,921	$13,911	$3,661	$2,567	$56,764
Capital expenditures, (excluding acquisitions)	$18,008	$11,041	$11,033	$2,904	$2,037	$45,023
Identifiable assets	$301,669	$209,397	$322,623	$70,984	$305,103	$1,209,776

Six Months Ended June 30, 2007 (Unaudited)
Operating revenues	$172,780	$127,373	$109,873	$12,160	$—	$422,186
Direct operating costs	(102,178)	(80,481)	(56,509)	(8,998)	—	(248,166)

Segment profits	$70,602	$46,892	$53,364	$3,162	$—	$174,020

Depreciation and amortization	$17,472	$11,397	$9,422	$3,450	$1,491	$43,232
Capital expenditures, (excluding acquisitions)	$21,361	$13,934	$11,519	$4,217	$1,823	$52,854
Identifiable assets	$268,359	$203,746	$282,285	$71,716	$247,685	$1,073,791

     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007

Segment profits	$97,495	$91,235	$189,621	$174,020

General and administrative expenses	(26,811)	(25,592)	(52,663)	(48,241)
Depreciation and amortization	(28,732)	(24,007)	(56,764)	(43,232)
Gain (loss) on disposal of assets	809	166	584	(175)

Operating income	$42,761	$41,802	$80,778	$82,372

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2008	2007
	(In thousands)
Capital leases issued for equipment	$20,522	$12,609
Value of Shares that may be issued	$—	$2,194
Contingent earnout accrual	$1,158	$797
Asset retirement obligation additions	$34	$37
Value of common stock issued in business combinations	$—	$51,193
     Basic paid income taxes of approximately $13.2 million and $30.6 million during the six months ended June 30, 2008 and 2007, respectively. Basic paid interest of approximately $12.9 million and $10.0 million during the six months ended June 30, 2008 and 2007, respectively.
13. Subsequent Events
     On July 15, 2008 the Agreement and Plan of Merger by and among Basic, Grey Wolf, Inc. and Horsepower Holdings, Inc. dated April 20, 2008 was terminated. The decision to terminate was made after Grey Wolf’s stockholders did not approve the merger agreement. Basic’s shareholders voted in favor of the adoption of the agreement. Basic’s merger-related expenses for the second quarter approximate up to $6.6 million, and are included in other income and expense. In accordance with Section 7.3(b) of the merger agreement, on July 15, 2008, Grey Wolf paid Basic $5 million as a result of the termination of the merger agreement. This reimbursement of merger expenses will be recognized in the third quarter of 2008. It is anticipated that up to an additional $5 million in merger costs will be recognized in the third quarter of 2008.
     On July 21, 2008, the case of Natalie Gordon, on behalf of Herself and All Others Similarly Situated v. Basic Energy Services, Inc., Steven A. Webster, Kenneth V. Huseman, James S. D’Agostino, Jr., William E. Chiles, Robert F. Fulton, Sylvester P. Johnson, IV, H.H. Wommack, III, Thomas Moore, Jr., and Grey Wolf, Inc. (Cause No. CV46465), filed in the District Court of Midland County, Texas, 238th Judicial District, was dismissed without prejudice. The lawsuit alleged that the proposed merger consideration to be received in connection with the proposed merger among Basic, Grey Wolf and Horsepower Holdings was inadequate and that Basic and its individual directors breached fiduciary duties owed to stockholders of Basic in connection with the proposed merger.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 47 separate acquisitions from January 1, 2003 to June 30, 2008. Our weighted average number of well servicing rigs has increased from 126 in 2001 to 403 in the second quarter of 2008 and our weighted average number of fluid service trucks has increased from 156 to 663 in the same period. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2008		2007
Revenues:
Well servicing	$169.5	35%	$172.8	41%
Fluid services	144.0	30%	127.4	30%
Completion and remedial services	148.0	31%	109.9	26%
Contract drilling	19.8	4%	12.1	3%

Total revenues	$481.3	100%	$422.2	100%

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
     Natural gas prices reached historical highs in 2006 which stimulated increased drilling activity by our customers. In 2007, natural gas prices declined as an excess supply of natural gas began to occur, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. In 2008, we expect that the utilization of our services and pricing for these services will be comparable to 2007 assuming oil and gas prices and U.S. drilling activity remain at or near current levels. We are also experiencing cost inflation for fuel and fuel-based supplies and services, which is creating a negative impact on segment margins. In certain cases, we are able to mitigate this impact by charging fuel surcharges to our customers, when appropriate. We expect that activity levels in each of our business segments will increase in the second half of 2008, leading to pricing improvements which we anticipate will offset the labor and fuel cost increases that we have experienced.
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
     We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed for each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention. As discussed below in “— Liquidity and Capital Resources,” we also must meet certain financial covenants in order to borrow money under our existing credit agreement to fund future acquisitions
Selected 2007 Acquisitions
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
Sledge Drilling Holding Corp.
     On April 2, 2007, we acquired all of the outstanding capital stock of Sledge Drilling Holding Corp. (“Sledge”) for an aggregate purchase price of approximately $60.8 million, including $50.6 million in cash, of which approximately $19 million was used for the repayment of Sledge’s outstanding debt. As part of the purchase price, we issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. This acquisition allowed us to expand our drilling operations in the Permian Basin and operates in our contract drilling line of business.
Selected 2008 Acquisitions
     During the first six months of 2008, we made several acquisitions that complemented our existing lines of business. These included among others:

Xterra Fishing and Rental Tools Co
     On January 28, 2008, we acquired all of the outstanding capital stock of Xterra Fishing and Rental Tools Co. (“Xterra”) for total consideration of $21.1 million cash. This acquisition operates in our completion and remedial services line of business.
Segment Overview
Well Servicing
     During the first six months of 2008, our well servicing segment represented 35% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet has increased from a weighted average number of 364 rigs in the first quarter of 2007 to 403 in the second quarter of 2008 through a combination of newbuild purchases and the remainder through acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008 and June 30, 2008:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2007:
First Quarter	364	210,800	81.0%	$411	$174	42.2%
Second Quarter	371	207,700	78.3%	$415	$163	39.5%
Third Quarter	383	212,100	77.7%	$414	$166	40.0%
Fourth Quarter	386	200,600	72.7%	$409	$159	38.8%
Full Year	376	831,200	77.3%	$412	$166	40.1%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
Second Quarter	403	222,300	77.1%	$400	$152	37.9%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     The decrease in our revenue per rig hour from $415 in the second quarter of 2007 to $400 in the second quarter of 2008 is the result of a change in weighting of our work from higher rate workover markets to the lower rate service markets and increased competition.
Fluid Services
     During the first six months of 2008, our fluid services segment represented 30% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008 and June 30, 2008 (dollars in thousands):

			Segment
			Profits
	Weighted		Per
	Average Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2007:
First Quarter	652	$98	$37	37.5%
Second Quarter	657	$96	$35	36.1%
Third Quarter	653	$97	$35	35.7%
Fourth Quarter	656	$104	$37	35.7%
Full Year	655	$396	$144	36.2%
2008:
First Quarter	644	$111	$39	35.0%
Second Quarter	663	$109	$36	33.1%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The increase in revenue per fluid service truck from $96,000 in the second quarter of 2007 to $109,000 in the second quarter of 2008 is primarily due to the retirement of less efficient and underutilized trucks in the fourth quarter of 2007, as well as the addition of 17 trucks from the B&S Equipment, Ltd. acquisition. There has also been an increase in revenue from higher fuel surcharges and other services which are not directly correlated with trucking volume. The decrease in segment profits from 36.1% in the second quarter of 2007 to 33.1% in the second quarter of 2008 is due primarily to increased fuel, personnel costs and repair and maintenance.
Completion and Remedial Services
     During the first six months of 2008, our completion and remedial services segment represented 31% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. In March 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was 128,000 and 119,000 at June 30, 2008 and June 30, 2007, respectively.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008 and June 30, 2008 (dollars in thousands):

		Segment
	Revenues	Profits%
2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
Third Quarter	$66,304	47.6%
Fourth Quarter	$64,515	46.2%
Full Year	$240,692	47.7%
2008:
First Quarter	$68,458	47.7%
Second Quarter	$79,579	46.4%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The increase in completion and remedial services revenues from $63.7 million in the second quarter of 2007 to $79.6 million in the second quarter of 2008 is due to the Wildhorse and Xterra acquistions, as well as internal expansion. Segment profits declined from the second quarter of 2007 to the same period in 2008, mainly due to increased costs of the materials used in our pressure pumping operations.
Contract Drilling
     During the first six months of 2008, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet grew from a weighted average of three during the first quarter of 2007 to nine in the second quarter 2008. This increase is due to the Sledge acquisition in April 2007.
     The following is an analysis of our contract drilling segment for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008 and June 30, 2008 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits (Loss)	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2007:
First Quarter	3	168	$11,500	$(5,200)	-44.9%
Second Quarter	8	594	$17,200	$6,900	39.5%
Third Quarter	9	723	$15,700	$6,700	42.4%
Fourth Quarter	10	748	$14,600	$5,300	36.3%
Full Year	8	2,233	$15,400	$5,400	34.7%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
Second Quarter	9	699	$14,800	$4,000	27.2%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.

     The decrease in the weighted average number of drilling rigs, from ten in the fourth quarter of 2007 to nine in the first and second quarter of 2008, is due to one rig being converted to a workover rig in January 2008. The decrease in segment profits from 39.5% in the second quarter of 2007 to 27.2% in the second quarter of 2008 is due to the decrease in revenue per day from $17,200 in the second quarter of 2007 to $14,800 in the second quarter of 2008, while operating costs increased by about $500 per day over the same period.
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
     Property and Equipment. Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expense as incurred. We also review the capitalization of refurbishment of workover rigs as described in note 2 of the notes to our consolidated financial statements.
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
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and medical and dental coverage of $250,000 and $180,000 respectively. We have lower deductibles per occurrence for automobile liability and general liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.
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
      Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007
     Revenues. Revenues increased by 13% to $251.5 million during the second quarter of 2008 from $223.3 million during the same period in 2007. This increase was primarily due to expansion through acquisitions, particularly in the completion and remedial services segment.
     Well servicing revenues increased by 3% to $89.0 million during the second quarter of 2008 compared to $86.1 million during the same period in 2007. Our revenue per rig hour decreased to $400 during the second quarter of 2008 from $415 during the second quarter of 2007. This decrease is due to increased competition in the well servicing rig industry caused by increased competition for services as new equipment has entered certain markets we serve. Our average number of well servicing rigs increased to 403 during the second quarter of 2008 compared to 371 in the same period in 2007, due to internal expansion from our newbuild rig program and acquisitions.
     Fluid services revenues increased by 15% to $72.6 million during the second quarter of 2008 compared to $63.2 million in the same period in 2007. This increase was primarily due to internal growth and acquisitions, particularly the Steve Carter Inc. and Hughes Services Inc. (“Carter and Hughes”) acquisition in September 2007 which added 22 fluid service trucks and other equipment. This acquisition added approximately $3.5 million of revenues during the second quarter of 2008. Our weighted average number of fluid service trucks increased to 663 during the second quarter of 2008 from 657 in the same period in 2007 and our revenue per fluid service truck increased to $109,000 in the second quarter of 2008 compared to $96,000 in the same period in 2007. The increase in revenue per truck was primarily due to the retirement of a number of under utilized and less efficient fluid service trucks in the fourth quarter of 2007.
     Completion and remedial services revenues increased by 25% to $79.6 million during the second quarter of 2008 compared to $63.7 million in the same period in 2007. The increase in revenue between these periods was primarily the result of acquisitions. Total hydraulic horsepower also increased to 128,000 at June 30, 2008 from 119,000 at June 30, 2007.
     Contract drilling revenues increased by 1% to $10.3 million during the second quarter in 2008 compared to $10.2 million in the same period in 2007. The number of rig operating days increased to 699 in second quarter of 2008 compared to 594 in the second quarter of 2007, which was offset by a decrease in revenue per day to $14,800 for the second quarter of 2008 compared to $17,200 for the same period in 2007. This decrease in revenue per day is attributed to increased competition, which has reduced the pricing for drilling services..
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, increased by 17% to $154.0 million during the second quarter of 2008 from $132.0 million in the same period in 2007. This increase is due to the acquisitions we have made, as well as higher personnel related and other operating costs in all of our business segments.

     Direct operating expenses for the well servicing segment increased by 6% to $55.3 million during the second quarter of 2008 as compared to $52.1 million for the same period in 2007, due primarily to increased rig hours to 222,300 in the second quarter of 2008 from 207,700 for the same period in 2007. Segment profits decreased to 38% of revenues during the second quarter of 2008 compared to 40% for the same period in 2007, which reflects higher fuel costs as well as higher labor costs.
     Direct operating expenses for the fluid services segment increased by 20% to $48.6 million during the second quarter of 2008 as compared to $40.4 million for the same period in 2007 due primarily to higher fuel costs. Segment profits decreased to 33% of revenues during the second quarter of 2008 compared to 36% for the same period in 2007.
     Direct operating expenses for the completion and remedial services segment increased by 28% to $42.7 million during the second quarter of 2008 as compared to $33.4 million for the same period in 2007 due primarily to expansion of our services and equipment through acquisitions as noted above. Segment profits decreased to 46% of revenues during the second quarter of 2008 compared to 48% for the same period in 2007, due to higher fuel costs and increases in the cost of the materials used in our pressure pumping operations.
     Direct operating expenses for the contract drilling segment increased by 22% to $7.5 million during the second quarter of 2008 as compared to $6.2 million for the same period in 2007 due primarily to higher personnel costs and higher fuel costs. Segment profits for this segment were 27% of revenues during the second quarter of 2008 compared to 40% for the same period in 2007.
     General and Administrative Expenses. General and administrative expenses increased by 5% to $26.8 million during the second quarter of 2008 from $25.6 million for the same period in 2007, which included $1.2 million and $1.1 million in stock-based compensation expense for 2008 and 2007, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $28.7 million during the second quarter of 2008 as compared to $24.0 million for the same period in 2007, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as through the internal expansion of our business segments.
     Interest Expense. Interest expense decreased by 10% to $6.5 million during the second quarter of 2008 compared to $7.2 million for the same period in 2007. The decrease was due primarily to lower interest rates on the revolver line of credit.
     Other Income and Expense. Other income and expense includes $6.6 million of merger costs associated with the terminated merger agreement with Grey Wolf, Inc.
     Income Tax Expense. Income tax expense was $11.6 million during the second quarter of 2008 as compared to $13.4 million for the same period in 2007. Our effective tax rate during the second quarter of 2008 and for the same period in 2007 was approximately 38%.
      Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007
     Revenues. Revenues increased by 14% to $481.4 million during the first six months of 2008 from $422.2 million during the same period in 2007. This increase was primarily due to expansion through acquisitions, particularly in the completion and remedial services business segment.
     Well servicing revenues decreased by 2% to $169.5 million during the first six months of 2008 compared to $172.8 million during the same period in 2007. The decrease was mainly due to increased competition in certain areas of our market. As a result of this competition there was a reduction in our revenue per rig hour to $399 in the first six months of 2008 from $413 in the first six months of 2007. Our average number of well servicing rigs increased to 398 during the first six months of 2008 compared to 368 in the same period in 2007, mainly due to internal expansion from our newbuild rig program. During the first six months of 2008, we added 12 newbuilds and 13 well servicing rigs from acquisitions, converted one drilling rig to workover mode and also retired four well servicing rigs.
     Fluid services revenues increased by 13% to $144.0 million during the first six months of 2008 compared to $127.4 million in the same period of 2007. This increase was primarily due to internal growth and acquisitions, particularly the Carter and Hughes acquisition. This acquisition added approximately $6.8 million in revenues in 2008. Our weighted average number of fluid service trucks decreased to 654 during the first six months of 2008 from 655 in the same period in 2007, mainly as a result of the retirement of 33 underutilized and less efficient fluid service trucks in the fourth quarter of 2007, offset by 22 trucks obtained in the Carter and Hughes acquisition and 17 trucks obtained in B&S Equipment, Ltd. acquisition. Our revenue per fluid service truck increased to $220,000 in the first six months of 2008 compared to $194,000 in same period in 2007.
     Completion and remedial services revenues increased by 35% to $148.0 million during the first six months of 2008 compared to $109.9 million in the same period in 2007. The increase in revenue between these periods was primarily the result of acquisitions, the largest being JetStar in March 2007, which added approximately $15.1 million more in revenues in the first six months of 2008 compared to the same period in 2007. There was also an increase in hydraulic horsepower for pressure pumping to 128,000 at June 30, 2008 from 119,000 at June 30, 2007.
     Contract drilling revenues increased by 63% to $19.8 million during the first six months of 2008 as compared to $12.2 million in the same period in 2007. The majority of this increase was due to the acquisition of Sledge in April 2007 which added approximately $3.9 million more in revenues during the first six months of 2008 as compared to the same period in 2007. Our weighted average number of drilling rigs increased to nine in the fist six months of 2008 as compared to six in the same period in 2007.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, increased by 18% to $291.8 million during the first six months of 2008 from $248.2 million in the same period in 2007. This increase was primarily due to the acquisitions that we have made, as well as higher personnel related and other operating costs in all of our business segments.
     Direct operating expenses for the well servicing segment increased by 2% to $103.8 million during the first six months of 2008 as compared to $102.2 million for the same period in 2007, due primarily to increased rig hours to 424,800 in the first six months of 2008 from 418,500 for the same period in 2007. Segment profits decreased to 39% of revenues during the first six months of 2008 compared to 41% for the same period in 2007, which reflects higher fuel costs, as well as higher labor costs.
     Direct operating expenses for the fluid services segment increased by 18% to $95.0 million during the first six months of 2008 as compared to $80.5 million for the same period in 2007 due primarily to higher fuel costs. Segment profits decreased to 34% of revenues during the first six months of 2008 compared to 37% for the same period in 2007.
     Direct operating expenses for the completion and remedial services segment increased by 39% to $78.4 million during the first six months of 2008 as compared to $56.5 million for the same period in 2007 due primarily to expansion of our services and equipment, including the JetStar acquisition. The JetStar acquisition added approximately $11.6 million more of direct operating expenses during the first six months of 2008 compared to the same period in 2007. Segment profits decreased to 47% of revenues during the first six months of 2008 compared to 49% for the same period in 2007, due to higher fuel costs and increases in the cost of the materials used in our pressure pumping operations.
     Direct operating expenses for the contract drilling segment increased by 62% to $14.6 million during the first six months of 2008 as compared to $9.0 million for the same period in 2007. The Sledge acquisition added approximately $5.0 million more of direct operating expense during the first six months of 2008 compared to the same period in 2007. Segment profits for this segment were 26% of revenues during the first six months of both 2008 and 2007.
     General and Administrative Expenses. General and administrative expenses increased by 9% to $52.7 million during the first six months of 2008 from $48.2 million for the same period in 2007, which included $2.3 million and $2.2 million in stock-based compensation expense for 2008 and 2007, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $56.8 million during the first six months of 2008 as compared to $43.2 million for the same period in 2007, reflecting the increase in the size of and investment in our asset base, primarily through acquisitions as well as through the internal expansion of our business segments.
     Interest Expense. Interest expense increased by 8% to $13.8 million during the first six months of 2008 compared to $12.8 million for the same period in 2007. The increase was due primarily to an increase in the amount of long-term debt outstanding under our revolver for the cash portion paid for the JetStar, Sledge and Wildhorse acquisitions in 2007.

     Other Income and Expense. Other income and expense includes $6.6 million of merger costs associated with the terminated merger agreement with Grey Wolf, Inc.
     Income Tax Expense. Income tax expense was $23.3 million during the first six months of 2008 as compared to $26.6 million for the same period in 2007. Our effective tax rate during the first six months of 2008 and for the same period in 2007 was approximately 38%.
Liquidity and Capital Resources
     Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2007 Credit Facility and availability under our 2007 Credit Facility, of which approximately $60.5 million was available at June 30, 2008. As of June 30, 2008, we had cash and cash equivalents of $77.8 million compared to $91.9 million as of December 31, 2007. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $87.3 million for the six months ended June 30, 2008 as compared to $85.1 million during the same period in 2007. The increase in operating cash flows for the first six months in 2008 compared to the same period in 2007 was primarily due to higher revenues from internal expansion and acquisitions, offset by related increases in receivables and other activity-based operating cash flows.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2008 were $96.3 million as compared to $228.3 million in the same period of 2007. We added $20.5 million of additional assets through our capital lease program during the first six months of 2008 compared to $12.6 million in the same period in 2007.
     For 2008, we currently have planned approximately $115 million in cash capital expenditures and $33 million in capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that we may continue to spend a significant amount for acquisitions in 2008. The $148 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $83.2 million at June 30, 2008, the availability under our credit facility of $60.5 million at June 30, 2008 and a cash balance of $77.8 million at June 30, 2008. During the first six months of 2008, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At June 30, 2008, of the $225.0 million in financial commitments under the revolving line of credit under our 2007 Credit Facility, there was $60.5 million of available capacity due to the outstanding balance of $150.0 million and the $14.5 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.
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
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of June 30, 2008, we had total capital leases of approximately $58.4 million.
Credit Rating Agencies
     Our Senior Notes are currently rated BB- and B1 by Standard and Poor’s and Moody’s, respectively. Our 2007 Credit Facility maintains ratings of BB+ and Ba1 from Standard and Poor’s and Moody’s, respectively.
Preferred Stock
     At June 30, 2008 and December 31, 2007, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated.
Other Matters
Net Operating Losses
     As of June 30, 2008, we had approximately $2.3 million of NOL carryforwards related to the pre-acquisition period of a 2003 acquisition, which is subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
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
     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which becomes effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on the company’s financial position, financial performance and cash flows. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.
     In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on our EPS disclosures.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business, other than increases in fuel costs and personnel expenses are discussed previously in the Management’s Discussion and Analysis.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2008, we had $150.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.5 million annually and a decrease in net income of approximately $933,000.

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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     On July 21, 2008, the case of Natalie Gordon, on behalf of Herself and All Others Similarly Situated v. Basic Energy Services, Inc., Steven A. Webster, Kenneth V. Huseman, James S. D’Agostino, Jr., William E. Chiles, Robert F. Fulton, Sylvester P. Johnson, IV, H.H. Wommack, III, Thomas Moore, Jr., and Grey Wolf, Inc. (Cause No. CV46465), filed in the District Court of Midland County, Texas, 238th Judicial District, was dismissed without prejudice. The lawsuit alleged that the proposed merger consideration to be received in connection with the proposed merger among Basic, Grey Wolf and Horsepower Holdings was inadequate and that Basic and its individual directors breached fiduciary duties owed to stockholders of Basic in connection with the proposed merger.
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

ITEM 6. EXHIBITS

Exhibit
No.	Description

2.1*	Agreement and Plan of Merger, dated as of April 20, 2008, by and among Basic Energy Services, Inc. (the “Company”), Grey Wolf, Inc. and Horsepower Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 22, 2008)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

3.3*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

10.1*	Third Amended and Restated 2003 Incentive Plan (effective March 2008). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 29, 2008)

10.2*	Form of Amendment to Nonqualified Stock Option Agreements (Non-continuing Directors) (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (SEC File No. 001-32693), filed on May 29, 2008)

10.3*	Form of Amendment to Grant Agreements (Continuing Directors) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K (SEC File No. 001-32693), filed on May 29, 2008)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: August 8, 2008

Exhibit Index

Exhibit
No.	Description

2.1*	Agreement and Plan of Merger, dated as of April 20, 2008, by and among Basic Energy Services, Inc. (the “Company”), Grey Wolf, Inc. and Horsepower Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 22, 2008)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

3.3*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

10.1*	Third Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 29, 2008)

10.2*	Form of Amendment to Nonqualified Stock Option Agreements (Non-continuing Directors) (Incorporated by reference to Exhibit 10.2 of the Company’s Report on Form 8-K (SEC File No. 001-32693), filed on May 29, 2008)

10.3*	Form of Amendment to Grant Agreements (Continuing Directors) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on form 8-K (SEC File No. 001-32693), filed on May 29, 2008)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement