Form 10-Q
period 2008-09-30
BASIC ENERGY SERVICES INC
filed 2008-11-05
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from      to
Commission file no. 001-32693
Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)

Delaware	54-2091194
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

500 W. Illinois, Suite 100
Midland, Texas	79701
(Address of principal executive offices)	(Zip code)
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     41,493,768 shares of the registrant’s Common Stock were outstanding as of October 31, 2008.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2008	2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$80,861	$91,941
Trade accounts receivable, net of allowance of $6,048 and $6,090, respectively	186,654	138,384
Accounts receivable — related parties	133	91
Income tax receivable	2,340	1,130
Inventories	11,551	11,034
Prepaid expenses	4,430	6,999
Other current assets	4,476	6,353
Deferred tax assets	11,269	10,593

Total current assets	301,714	266,525

Property and equipment, net	709,059	636,924

Deferred debt costs, net of amortization	5,378	6,100
Goodwill	253,492	204,963
Other intangible assets, net of amortization	38,948	26,975
Other assets	2,251	2,122

	$1,310,842	$1,143,609

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$23,545	$22,146
Accrued expenses	66,522	51,003
Current portion of long-term debt	22,991	17,413
Other current liabilities	550	1,474

Total current liabilities	113,608	92,036

Long-term debt	449,404	406,306
Deferred tax liabilities	144,012	114,604
Other long-term liabilities	5,078	5,842

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated at September 30, 2008 and December 31, 2007, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 41,734,485 issued; 41,721,670 shares outstanding at September 30, 2008 and 40,925,530 issued; 40,896,217 shares outstanding at December 31, 2007, respectively	417	409
Additional paid-in capital	325,110	314,705
Retained earnings	273,243	209,707
Treasury stock, at cost, 12,815 and 29,313 shares, respectively	(30)	—

Total stockholders’ equity	598,740	524,821

	$1,310,842	$1,143,609

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$97,382	$87,890	$266,919	$260,670
Fluid services	82,660	63,654	226,640	191,027
Completion and Remedial Services	85,541	66,304	233,578	176,177
Contract drilling	11,992	11,384	31,832	23,544

Total revenues	277,575	229,232	758,969	651,418

Expenses:
Well servicing	61,047	52,763	164,806	154,941
Fluid services	53,028	40,902	148,015	121,383
Completion and Remedial Services	46,798	34,731	125,236	91,240
Contract drilling	7,722	6,556	22,311	15,554
General and administrative, including stock-based compensation of $1,159 and $1,073 in the three months ended September 30, 2008 and 2007, and $3,423 and $3,228 in the nine months ended September 30, 2008 and 2007, respectively	30,552	25,472	83,212	73,713
Depreciation and amortization	29,271	23,582	86,035	66,814
(Gain) loss on disposal of assets	376	58	(208)	233

Total expenses	228,794	184,064	629,407	523,878

Operating income	48,781	45,168	129,562	127,540

Other income (expense):
Interest expense	(6,315)	(7,375)	(20,117)	(20,159)
Interest income	654	830	1,824	1,713
Loss on early extinguishment of debt	—	—	—	(230)
Other income (expense)	(1,273)	23	(7,708)	124

Income from continuing operations before income taxes	41,847	38,646	103,561	108,988

Income tax expense	(15,905)	(14,220)	(39,253)	(40,797)

Net income	$25,942	$24,426	$64,308	$68,191

Earnings per share of common stock:
Basic	$0.63	$0.60	$1.58	$1.71

Diluted	$0.62	$0.59	$1.54	$1.66

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2007	40,925,530	$409	$314,705	$—	$209,707	$524,821

Issuances of restricted stock	361,700	4	(4)	—	—	—
Amortization of share based compensation	—	—	3,339	—	—	3,339
Treasury stock issued as compensation to Chairman of the Board	—	—	—	89	(4)	85
Purchase of treasury stock	—	—	—	(1,179)	—	(1,179)
Exercise of stock options	447,255	4	7,070	1,060	(768)	7,366
Net income	—	—	—	—	64,308	64,308

Balance -September 30, 2008 (unaudited)	41,734,485	$417	$325,110	$(30)	$273,243	$598,740

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$64,308	$68,191
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	86,035	66,814
Accretion on asset retirement obligation	96	85
Change in allowance for doubtful accounts	(42)	2,261
Amortization of deferred financing costs	722	717
Non-cash compensation	3,423	3,228
Loss on early extinguishment of debt	—	230
(Gain) loss on disposal of assets	(208)	233
Deferred income taxes	19,080	11,551

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(46,330)	(8,777)
Inventories	(173)	(657)
Prepaid expenses and other current assets	6,653	4,497
Other assets	(151)	(768)
Accounts payable	1,399	(2,450)
Excess tax benefits from exercise of employee stock options	(4,848)	(2,164)
Income tax payable	2,154	(12,349)
Other liabilities	(3,545)	(901)
Accrued expenses	14,894	14,214

Net cash provided by operating activities	143,467	143,955

Cash flows from investing activities:
Purchase of property and equipment	(68,868)	(82,113)
Proceeds from sale of assets	8,055	3,082
Payments for other long-term assets	(2,118)	(4,973)
Payments for businesses, net of cash acquired	(110,818)	(194,430)

Net cash used in investing activities	(173,749)	(278,434)

Cash flows from financing activities:
Proceeds from debt	30,000	150,000
Payments of debt	(16,987)	(11,461)
Purchase of treasury stock	(1,179)	(462)
Excess tax benefits from exercise of employee stock options	4,848	2,164
Tax withholding from exercise of stock options	(4,063)	(1,285)
Exercise of employee stock options	6,583	2,253
Deferred loan costs and other financing activities	—	(756)

Net cash provided by (used in) financing activities	19,202	140,453

Net increase (decrease) in cash and equivalents	(11,080)	5,974

Cash and cash equivalents — beginning of period	91,941	51,365

Cash and cash equivalents — end of period	$80,861	$57,339

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2008 (unaudited)
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
Nature of Operations
     Basic Energy Services, Inc. provides a range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services, and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana, and the Rocky Mountain states.
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
     Completion and Remedial Services — Completion and remedial services consists primarily of pressure pumping services, focused on cementing, acidizing and fracturing, and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair values of the services.
     Contract Drilling — Contract drilling consists primarily of drilling wells to a specified depth using shallow and medium depth rigs. Basic recognizes revenues based on either a “daywork” contract, in which an agreed upon rate per day is charged to the customer, or a “footage” contract, in which an agreed upon rate is charged per the number of feet drilled.
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
     Basic had no impairment expense in the nine months ended September 30, 2008 and 2007.

Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.
     Deferred debt costs were approximately $5.4 million net of accumulated amortization of $2.2 million and $6.1 million net of accumulated amortization of $1.5 million at September 30, 2008 and December 31, 2007, respectively. Amortization of deferred debt costs totaled approximately $240,000 and $245,000 for the three months ended September 30, 2008 and 2007, respectively. For the nine months ended September 30, 2008 and 2007, amortization of deferred debt costs totaled approximately $723,000 and $717,000, respectively.
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
     Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and contract drilling. The goodwill allocated to such reporting units as of September 30, 2008 is $34.6 million, $63.6 million, $130.6 million and $24.7 million, respectively. The change in the carrying amount of goodwill for the nine months ended September 30, 2008 of $48.5 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements, with approximately $7.9 million, $20.3 million, $19.0 million, and $1.3 million of goodwill additions relating to well servicing, fluid services, completion and remedial, and contract drilling, respectively.
     Intangible assets subject to amortization under SFAS No. 142 consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $37.5 million and $23.8 million as of September 30, 2008 and December 31, 2007, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $5.5 million and $5.2 million at September 30, 2008 and December 31, 2007, respectively. Accumulated amortization related to these intangible assets totaled approximately $4.0 million and $2.1 million at September 30, 2008 and December 31, 2007, respectively. Amortization expense for the three months ended September 30, 2008 and 2007 was approximately $695,000 and $209,000, respectively. For the nine months ended September 30, 2008 and 2007, amortization expense totaled approximately $2.0 million and $546,000, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of September 30, 2008 is $214,000, $10.5 million, $22.2 million and $6.0 million for well servicing, fluid services, completion and remedial services and contract drilling, respectively.
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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the nine months ended September 30, 2008 or 2007.
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
     Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during the nine months ended September 30, 2008 (in thousands):

Balance, December 31, 2007	$1,552

Additional asset retirement obligations recognized through acquisitions	143
Accretion expense	96

Balance, September 30, 2008	$1,791

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
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on its EPS disclosures.
3. Acquisitions
     In 2008 and 2007, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)
Parker Drilling Offshore USA, LLC	January 3, 2007	$20,594
Davis Tool Company, Inc.	January 17, 2007	4,164
JetStar Consolidated Holdings, Inc. (“JetStar”)	March 6, 2007	86,316
Sledge Drilling Holding Corp. (“Sledge”)	April 2, 2007	50,632
Eagle Frac Tank Rentals, LP	May 30, 2007	3,813
Wildhorse Services, Inc.	June 1, 2007	17,319
Bilco Machine, Inc.	June 21, 2007	600
Steve Carter Inc. and Hughes Services Inc.	September 26, 2007	19,040

Total 2007		$202,478

Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,109
Lackey Construction, LLC	January 30, 2008	4,328
B&S Disposal, LLC and B&S Equipment, Ltd	April 30, 2008	7,059
Triple N Services, Inc.	May 27, 2008	17,314
Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively, “Azurite”)	September 26, 2008	60,035

Total 2008		$109,845

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisitions of JetStar and Sledge in 2007 and Azurite in 2008 have been deemed material and are discussed below in further detail.
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

Current Assets	$12,547
Property and Equipment	58,785
Amortizable Intangible Assets (1)	17,857
Goodwill (2)	61,720

Total Assets Acquired	$150,909

Current Liabilities	$(4,581)
Deferred Income Taxes	(18,649)
Current and Long Term Debt (3)	(37,563)

Total Liabilities Assumed	$(60,793)

Net Assets Acquired	$90,116

(1)	Consists of customer relationship of $17,543, amortizable over 15 years, and non-compete agreements of $314, amortizable over five years.

(2)	Approximately $25,955 is expected to be deductible for tax purposes.

(3)	Total balance was paid by Basic on the closing date.

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

Current Assets	$6,029
Property and Equipment	30,638
Intangible Assets (1)	6,365
Goodwill (2)	24,665

Total Assets Acquired	$67,697

Current Liabilities	$(587)
Deferred Income Taxes	(5,169)
Current and Long Term Debt (3)	(19,093)

Total Liabilities Assumed	$(24,849)

Net Assets Acquired	$42,848

(1)	Consists of customer relationship of $6,269, amortizable over 15 years, and non-compete agreement of $96, amortizable over five years.

(2)	None of which is expected to be deductible for tax purposes.

(3)	Total balance was paid by Basic on the closing date.
     Azurite
     On September 26, 2008, Basic acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, L.P. (collectively, “Azurite”) for $60.0 million in cash. This acquisition will operate in our fluid services line of business and expand our operations in the east Texas markets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Azurite (in thousands):

Property and Equipment	$34,389
Intangible Assets (1)	7,230
Goodwill (2)	18,416

Total Assets Acquired	$60,035

(1)	Consists of customer relationship of $7,200, amortizable over 15 years, and non-compete agreements of $30, amortizable over five years.

(2)	All of which is expected to be deductible for tax purposes.

     The following unaudited proforma results of operations have been prepared as though the JetStar, Sledge and Azurite acquisitions had been completed on January 1, 2007. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Nine Months Ended September 30,
	2008	2007
Revenues	$798,656	$700,549

Net income	$70,100	$74,859

Earnings per common share — basic	$1.72	$1.85
Earnings per common share — diluted	$1.68	$1.80
     Basic does not believe the proforma effect of the remainder of the acquisitions completed in 2008 or 2007 are material, either individually or when aggregated, to the reported results of operations.
4. Property and Equipment
     Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Land	$4,905	$3,475
Buildings and improvements	28,860	21,655
Well service units and equipment	367,151	328,468
Fluid services equipment	123,944	91,830
Brine and fresh water stations	9,852	8,964
Frac/test tanks	116,799	85,649
Pressure pumping equipment	156,656	132,746
Construction equipment	22,261	28,798
Contract drilling	59,842	59,231
Disposal facilities	41,032	27,790
Vehicles	39,412	36,440
Rental equipment	27,690	33,381
Aircraft	4,119	4,119
Other	19,616	15,858

	1,022,139	878,404

Less accumulated depreciation and amortization	313,080	241,480

Property and equipment, net	$709,059	$636,924

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Light vehicles	$29,108	$25,768
Well service units and equipment	1,194	1,016
Fluid services equipment	48,654	34,668
Pressure pumping equipment	17,271	4,540
Construction equipment	3,679	4,440
Software	8,562	6,308
Other	705	—

	109,173	76,740

Less accumulated amortization	33,134	22,660

	$76,039	$54,080

     Amortization of assets held under capital leases of approximately $3.8 million and $2.3 million for the three months ended September 30, 2008 and 2007 and $10.5 million and $6.1 million for the nine months ended September 30, 2008 and 2007, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consists of the following (in thousands):

	September 30,	December 31,
	2008	2007
Credit Facilities:
Revolver	$180,000	$150,000
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	67,395	48,719

	472,395	423,719
Less current portion	22,991	17,413

	$449,404	$406,306

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
     Pursuant to the Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. Basic was in compliance with the restrictive covenants at September 30, 2008.
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
     At September 30, 2008, Basic, under its Revolver, had outstanding $180.0 million of borrowings and $16.2 million of letters of credit and no amounts outstanding in swing-line loans. At September 30, 2008, Basic had availability under its Revolver of $28.8 million.
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
     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.25 to 1.00, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At September 30, 2008, Basic was in compliance with its covenants.

Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.
     Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2008	2007
Cash payments for interest	$14,910	$14,595
Commitment and other fees paid	155	193
Amortization of debt issuance costs	723	717
Accrued interest	4,046	4,354
Other	283	300

	$20,117	$20,159

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
Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $375,000 and $180,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.

     At September 30, 2008 and December 31, 2007, self-insured risk accruals for medical and dental coverage totaled approximately $16.5 million and $15.1 million, respectively.
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
     During the first nine months of 2008, Basic received 51,720 shares of treasury stock at $22.21 per share and 1,157 shares of treasury stock at $25.77 per share, as part of net share settlements for payment of taxes upon the vesting of restricted stock. Basic also issued 447,255 shares of newly-issued common stock and 86,875 shares of treasury stock for the exercise of stock options.
     In March 2008, Basic granted various employees 361,700 unvested shares of common stock which vest over a five-year period. Also, in March 2008, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately in lieu of annual cash director fees.
Preferred Stock
     At September 30, 2008 and December 31, 2007, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none is designated.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2007 is a combination of the Company’s historical data and implied volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007, the Company used the simplified method to calculate the expected term. For options granted in 2007, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended September 30, 2008 and 2007 compensation expense related to share-based arrangements was approximately$1.2 million and $1.1 million, respectively. For compensation expense recognized during the three months ended September 30, 2008 and 2007, Basic recognized a tax benefit of approximately $441,000 and $395,000 respectively. During the nine months ended September 30, 2008 and 2007, compensation expense related to share-based arrangements was approximately $3.4 million and $3.2 million, respectively. For compensation expense recognized during the nine months ended September 30, 2008 and 2007, Basic recognized a tax benefit of approximately $1.3 million and $1.2 million, respectively.
     The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

Nine Months Ended
September 30, 2007
Risk-free interest rate	4.5%
Expected term	6.65
Expected volatility	45.3%
Expected dividend yield	—
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.
     The following table reflects the summary of stock options outstanding at September 30, 2008 and the changes during the nine months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	2,257,355	$9.58
Options granted	—	$—
Options forfeited	(38,750)	$16.59
Options exercised	(534,130)	$4.72
Options expired	(5,500)	$22.33

Outstanding, end of period	1,678,975	$10.92	5.97	$19,366

Exercisable, end of period	1,000,725	$7.13	5.23	$14,637

Vested or expected to vest, end of period	1,666,485	$10.81	5.96	$19,366

     The weighted-average grant date fair value of share options granted during the nine months ended September 30, 2007 was $11.85. The total intrinsic value of share options exercised during the nine months ended September 30, 2008 and 2007 was approximately $11.7 million and $3.6 million, respectively.
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

     A summary of the status of the Company’s non-vested share grants at September 30, 2008 and changes during the nine months ended September 30, 2008 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	378,000	$15.74
Granted during period	451,975	20.94
Vested during period	(178,300)	7.90
Forfeited during period	(21,500)	21.88

Nonvested at end of period	630,175	$21.48

     As of September 30, 2008, there was approximately $13.7 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.89 years. The total fair value of share-based awards vested during the nine months ended September 30, 2008 and 2007 was approximately $10.2 million and $10.8 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $1.3 million and $1.5 million for the nine months ended September 30, 2008 and 2007, respectively.
     Cash received from share option exercises under the incentive plan was approximately $2.5 million and $983,000 for the nine months ended September 30, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from options exercised was $4.5 million and $1.3 million for the nine months ended September 30, 2008 and 2007, respectively.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $133,000 and $91,000 as of September 30, 2008 and December 31, 2007, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):

Net income	$25,942	$24,426	$64,308	$68,191

Denominator:

Denominator for basic earnings per share	40,988,436	40,515,934	40,762,759	39,843,159

Stock options	685,428	791,290	769,307	857,971
Unvested restricted stock	113,382	283,504	230,285	259,560

Denominator for diluted earnings per share	41,787,246	41,590,728	41,762,351	40,960,690

Basic earnings per common share:	$0.63	$0.60	$1.58	$1.71

Diluted earnings per common share:	$0.62	$0.59	$1.54	$1.66

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
     Fluid Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, construction and other related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.
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
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion
	Well	Fluid	and Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total
Three Months Ended September 30, 2008 (Unaudited)
Operating revenues	$97,382	$82,660	$85,541	$11,992	$—	$277,575
Direct operating costs	(61,047)	(53,028)	(46,798)	(7,722)	—	(168,595)

Segment profits	$36,335	$29,632	$38,743	$4,270	$—	$108,980

Depreciation and amortization	$11,327	$7,909	$6,974	$1,764	$1,297	$29,271
Capital expenditures, (excluding acquisitions)	$9,228	$6,442	$5,681	$1,437	$1,057	$23,845

Three Months Ended September 30, 2007 (Unaudited)
Operating revenues	$87,890	$63,654	$66,304	$11,384	$—	$229,232
Direct operating costs	(52,763)	(40,902)	(34,731)	(6,556)	—	(134,952)

Segment profits	$35,127	$22,752	$31,573	$4,828	$—	$94,280

Depreciation and amortization	$9,316	$6,234	$5,305	$1,776	$951	$23,582
Capital expenditures, (excluding acquisitions)	$11,558	$7,735	$6,582	$2,204	$1,180	$29,259

Nine Months Ended September 30, 2008 (Unaudited)
Operating revenues	$266,919	$226,640	$233,578	$31,832	$—	$758,969
Direct operating costs	(164,806)	(148,015)	(125,236)	(22,311)	—	(460,368)

Segment profits	$102,113	$78,625	$108,342	$9,521	$—	$298,601

Depreciation and amortization	$33,294	$23,245	$20,497	$5,185	$3,814	$86,035
Capital expenditures, (exluding acquisitions)	$26,651	$18,607	$16,407	$4,150	$3,053	$68,868
Identifiable assets	$307,739	$264,261	$333,780	$72,008	$333,054	$1,310,842

Nine Months Ended September 30, 2007 (Unaudited)
Operating revenues	$260,670	$191,027	$176,177	$23,544	$—	$651,418
Direct operating costs	(154,941)	(121,383)	(91,240)	(15,554)	—	(383,118)

Segment profits	$105,729	$69,644	$84,937	$7,990	$—	$268,300

Depreciation and amortization	$26,393	$17,662	$15,030	$5,034	$2,695	$66,814
Capital expenditures, (excluding acquisitions)	$32,438	$21,706	$18,471	$6,186	$3,312	$82,113
Identifiable assets	$282,955	$217,754	$284,275	$72,644	$271,401	$1,129,029
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Segment profits	$108,980	$94,280	$298,601	$268,300

General and administrative expenses	(30,552)	(25,472)	(83,212)	(73,713)
Depreciation and amortization	(29,271)	(23,582)	(86,035)	(66,814)
Gain (loss) on disposal of assets	(376)	(58)	208	(233)

Operating income	$48,781	$45,168	$129,562	$127,540

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2008	2007
	(In thousands)
Capital leases issued for equipment	$35,663	$20,127
Value of Shares that may be issued	$—	$2,194
Contingent earnout accrual	$435	$1,214
Asset retirement obligation additions	$143	$101
Value of common stock issued in business combinations	$—	$51,193
     Basic paid income taxes of approximately $17.3 million and $37.8 million during the nine months ended September 30, 2008 and 2007, respectively. Basic paid interest of approximately $14.9 million and $14.6 million during the nine months ended September 30, 2008 and 2007, respectively.
13. Subsequent Events
     On October 13, 2008, Basic Energy Services, Inc. (“Basic”) announced that its Board of Directors has authorized the repurchase of up to $50.0 million of Basic’s common shares from time to time in open market or private transactions, at Basic’s discretion.
     On October 27, 2008, Basic filed a universal Shelf Registration Statement on Form S-3 with the Securities and Exchange Commission to sell from time to time up to $1 billion of securities, including common stock, preferred stock, debt securities, warrants and units.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 48 separate acquisitions from January 1, 2003 to September 30, 2008. Our weighted average number of well servicing rigs has increased from 126 in 2001 to 412 in the third quarter of 2008 and our weighted average number of fluid service trucks has increased from 156 to 683 in the same period. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
Revenues:	2008		2007

Well servicing	$266.9	35%	$260.7	40%
Fluid services	226.6	30%	191.0	29%
Completion and Remedial	233.6	31%	176.2	27%
Contract Drilling	31.8	4%	23.5	4%

Total revenues	$758.9	100%	$651.4	100%

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
     Natural gas prices reached historical highs in 2006 which stimulated increased drilling activity by our customers. In 2007, natural gas prices declined as an excess supply of natural gas began to occur, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. In the first three quarters of 2008, the utilization and pricing of our services was comparable to 2007. However, during the third quarter of 2008, oil and natural gas prices have decreased significantly. These decreases could cause fluctuations in the demand and pricing of our services in the fourth quarter of 2008 and beyond. We are also experiencing cost inflation for fuel and fuel-based supplies and services, which is creating a negative impact on segment margins. In certain cases, we are able to mitigate this impact by charging fuel surcharges to our customers, when appropriate.
     We derive a majority of our revenues from services supporting production from existing oil and gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and gas price environments, as ongoing maintenance spending is required to sustain production. As oil and gas prices reach higher levels, demand for all of our services generally increases as our customers engage in more well servicing activities relating to existing wells to maintain or increase oil and gas production from those wells. Because our services are required to support drilling and workover activities, we are also subject to changes in capital spending by our customers as oil and gas prices increase or decrease. Recent adverse changes in capital markets have also caused a number of oil and gas producers to announce reductions in capital budgets for future periods.  Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices remain at historically high levels.

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
Selected 2008 Acquisitions
     During the first nine months of 2008, we made several acquisitions that complemented our existing lines of business. These included among others:
Xterra Fishing and Rental Tools Co
     On January 28, 2008, we acquired all of the outstanding capital stock of Xterra Fishing and Rental Tools Co. (“Xterra”) for total consideration of $21.1 million cash. This acquisition operates in our completion and remedial services line of business.

Azurite Services Company, Inc.
     On September 26, 2008, we acquired substantially all of the operating assets of Azurite for $60.0 million in cash. This acquisition operates in our fluid services line of business.
Segment Overview
Well Servicing
     During the first nine months of 2008, our well servicing segment represented 35% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet has increased from a weighted average number of 364 rigs in the first quarter of 2007 to 412 in the third quarter of 2008 through a combination of newbuild purchases and the remainder through acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2007:
First Quarter	364	210,800	81.0%	$411	$174	42.2%
Second Quarter	371	207,700	78.3%	$415	$163	39.5%
Third Quarter	383	212,100	77.7%	$414	$166	40.0%
Fourth Quarter	386	200,600	72.7%	$409	$159	38.8%
Full Year	376	831,200	77.3%	$412	$166	40.1%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
Second Quarter	403	222,300	77.1%	$400	$152	37.9%
Third Quarter	412	233,000	79.1%	$418	$156	37.3%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     The increase in our revenue per rig hour to $418 in the third quarter of 2008 from $400 in the second quarter of 2008 is the result of a general rate increase along with an increase in the fuel surcharge to customers to offset rising fuel costs, when appropriate.
Fluid Services
     During the first nine months of 2008, our fluid services segment represented 30% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008 (dollars in thousands):

			Segment
			Profits
	Weighted		Per
	Average Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2007:
First Quarter	652	$98	$37	37.5%
Second Quarter	657	$96	$35	36.1%
Third Quarter	653	$97	$35	35.7%
Fourth Quarter	656	$104	$37	35.7%
Full Year	655	$396	$144	36.2%
2008:
First Quarter	644	$111	$39	35.0%
Second Quarter	663	$109	$36	33.1%
Third Quarter	683	$121	$43	35.8%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The increase in revenue per fluid service truck from $97,000 in the third quarter of 2007 to $121,000 in the third quarter of 2008 is primarily due to the retirement of less efficient and underutilized trucks in the fourth quarter of 2007, as well as the addition of 22 trucks from the Steve Carter Inc. and Hughes Services Inc. acquisition and 17 trucks from the B&S Equipment, Ltd. acquisition. There were also increases in the fuel surcharge charged to customers, as well as increases in rental rates for frac tanks.
Completion and Remedial Services
     During the first nine months of 2008, our completion and remedial services segment represented 31% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. In March 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was 134,000 and 121,000 at September 30, 2008 and September 30, 2007, respectively.
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

     The following is an analysis of our completion and remedial services segment for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008 (dollars in thousands):

		Segment
	Revenues	Profits%
2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
Third Quarter	$66,304	47.6%
Fourth Quarter	$64,515	46.2%
Full Year	$240,692	47.7%
2008:
First Quarter	$68,458	47.7%
Second Quarter	$79,579	46.4%
Third Quarter	$85,541	45.3%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The increase in completion and remedial services revenues from $66.3 million in the third quarter of 2007 to $85.5 million in the third quarter of 2008 is due to the Xterra and Triple N acquisitions, as well as internal expansion. Segment profits declined from the third quarter of 2007 to the same period in 2008, mainly due to increased costs of the materials used in our pressure pumping operations.
Contract Drilling
     During the first nine months of 2008, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet grew from a weighted average of three during the first quarter of 2007 to nine in the third quarter 2008. This increase is due to the Sledge acquisition in April 2007.
     The following is an analysis of our contract drilling segment for each of the quarters and year ended December 31, 2007 and the quarters ended March 31, 2008, June 30, 2008, and September 30, 2008 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits (Loss)	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2007:
First Quarter	3	168	$11,500	$(5,200)	-44.9%
Second Quarter	8	594	$17,200	$6,900	39.5%
Third Quarter	9	723	$15,700	$6,700	42.4%
Fourth Quarter	10	748	$14,600	$5,300	36.3%
Full Year	8	2,233	$15,400	$5,400	34.7%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
Second Quarter	9	699	$14,800	$4,000	27.2%
Third Quarter	9	767	$15,600	$5,600	35.6%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The decrease in segment profits from 42.4% in the third quarter of 2007 to 35.6% in the third quarter of 2008 is due to the decrease in profits per day from $6,700 in the third quarter of 2007 to $5,600 in the third quarter of 2008 due to higher operating expenses.

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
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and medical and dental coverage of $375,000 and $180,000 respectively. We have lower deductibles per occurrence for automobile liability and general liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.
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
     Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007
     Revenues. Revenues increased by 21% to $277.6 million during the third quarter of 2008 from $229.2 million during the same period in 2007. This increase was primarily due to expansion through acquisitions, particularly in the completion and remedial services segment and fluid services segment.
     Well servicing revenues increased by 11% to $97.4 million during the third quarter of 2008 compared to $87.9 million during the same period in 2007. Our average number of well servicing rigs increased to 412 during the third quarter of 2008 compared to 383 in the same period in 2007, due to internal expansion from our newbuild rig program and the Lackey Construction, LLC and the Triple N Services, Inc. acquisitions. Our revenue per rig hour also increased to $418 during the third quarter of 2008 from $414 during the third quarter of 2007. During the third quarter of 2008, we added five newbuid rigs and retired one rig.
     Fluid services revenues increased by 30% to $82.7 million during the third quarter of 2008 compared to $63.7 million in the same period in 2007. This increase was primarily due to internal growth and acquisitions, particularly the Steve Carter Inc. and Hughes Services Inc. (“Carter and Hughes”) acquisition in September 2007 which added 22 fluid service trucks and other equipment. This acquisition added approximately $3.5 million more of revenues during the third quarter of 2008 compared to the same period in 2007. Our weighted average number of fluid service trucks increased to 683 during the third quarter of 2008 from 653 in the same period in 2007 and our revenue per fluid service truck increased to $121,000 in the third quarter of 2008 compared to $97,000 in the same period in 2007. The increase in revenue per truck was primarily due to the retirement of a number of under utilized and less efficient fluid service trucks in the fourth quarter of 2007 and higher fuel surcharges and other services which are not directly correlated with trucking volume, such as frac tank rentals.
     Completion and remedial services revenues increased by 29% to $85.5 million during the third quarter of 2008 compared to $66.3 million in the same period in 2007. The increase in revenue between these periods was primarily the result of the Xterra Fishing and Rental Tools Co. and Triple N Services, Inc. acquisitions. Total hydraulic horsepower also increased to 134,000 at September 30, 2008 from 121,000 at September 30, 2007.
     Contract drilling revenues increased by 5% to $12.0 million during the third quarter in 2008 compared to $11.4 million in the same period in 2007. The number of rig operating days increased to 767 in third quarter of 2008 compared to 723 in the third quarter of 2007.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, increased by 25% to $168.6 million during the third quarter of 2008 from $135.0 million in the same period in 2007. This increase is due to the acquisitions we have made, as well as higher personnel related and other operating costs in all of our business segments.
     Direct operating expenses for the well servicing segment increased by 16% to $61.0 million during the third quarter of 2008 as compared to $52.8 million for the same period in 2007, due primarily to increased rig hours to 233,000 in the third quarter of 2008 from 212,100 for the same period in 2007. Segment profits decreased to 37% of revenues during the third quarter of 2008 compared to 40% for the same period in 2007, which reflects higher fuel costs as well as higher labor costs.
     Direct operating expenses for the fluid services segment increased by 30% to $53.0 million during the third quarter of 2008 as compared to $40.9 million for the same period in 2007, which is due to higher activity levels. Segment profits were 36% of revenues during the third quarter of 2008 and 2007. Higher fuel costs were offset by income from an increase in the fuel surcharge, which helped maintain a level segment profit percentage.
     Direct operating expenses for the completion and remedial services segment increased by 35% to $46.8 million during the third quarter of 2008 as compared to $34.7 million for the same period in 2007 due primarily to expansion of our services and equipment through acquisitions as noted above. Segment profits decreased to 45% of revenues during the third quarter of 2008 compared to 48%

for the same period in 2007, due to higher fuel costs and increases in the cost of the materials used in our pressure pumping operations.
     Direct operating expenses for the contract drilling segment increased by 18% to $7.7 million during the third quarter of 2008 as compared to $6.6 million for the same period in 2007 due primarily to higher personnel costs and higher fuel costs. Segment profits for this segment were 36% of revenues during the third quarter of 2008 compared to 42% for the same period in 2007.
     General and Administrative Expenses. General and administrative expenses increased by 20% to $30.6 million during the third quarter of 2008 from $25.5 million for the same period in 2007, which included $1.2 million and $1.1 million in stock-based compensation expense for 2008 and 2007, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $29.3 million during the third quarter of 2008 as compared to $23.6 million for the same period in 2007, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as through the internal expansion of our business segments.
     Interest Expense. Interest expense decreased by 14% to $6.3 million during the third quarter of 2008 compared to $7.4 million for the same period in 2007. The decrease was due primarily to lower interest rates on our revolving line of credit.
     Other Income and Expense. Other income and expense includes $6.3 million of merger costs associated with the terminated merger agreement with Grey Wolf, Inc., offset by a termination payment received from Grey Wolf, Inc. for $5.0 million in July 2008.
     Income Tax Expense. Income tax expense was $15.9 million during the third quarter of 2008 as compared to $14.2 million for the same period in 2007. Our effective tax rate during the third quarter of 2008 and 2007 was approximately 38% and 37%, respectively.
     Nine Months Ended September 30, 2008 Compared to Nine Months Ended September 30, 2007
     Revenues. Revenues increased by 17% to $759.0 million during the first nine months of 2008 from $651.4 million during the same period in 2007. This increase was primarily due to expansion through acquisitions, particularly in the completion and remedial services business segment.
     Well servicing revenues increased by 2% to $266.9 million during the first nine months of 2008 compared to $260.7 million during the same period in 2007. The increase is mainly due to the increase in rig hours to 657,800 for the first nine months of 2008 compared to 630,600 for the first nine months of 2007. This increase in hours was offset by a decrease in revenue per rig hour to $406 for the first nine months of 2008 from $413 for the fist nine months of 2007. Our average number of well servicing rigs increased to 402 during the first nine months of 2008 compared to 373 in the same period in 2007, mainly due to internal expansion from our newbuild rig program. During the first nine months of 2008, we added 17 newbuilds and 13 well servicing rigs from acquisitions, converted one drilling rig to workover mode and also retired five well servicing rigs.
     Fluid services revenues increased by 19% to $226.6 million during the first nine months of 2008 compared to $191.0 million in the same period of 2007. This increase was primarily due to internal growth and acquisitions, particularly the Carter and Hughes acquisition. This acquisition added approximately $9.1 million in revenues in 2008. Our weighted average number of fluid service trucks increased to 663 during the first nine months of 2008 from 654 in the same period in 2007. Our revenue per fluid service truck increased to $342,000 in the first nine months of 2008 compared to $292,000 in same period in 2007. The increase in revenue per truck was primarily due to rate increases and increases in the fuel surcharge to customers to offset rising fuel costs.
     Completion and remedial services revenues increased by 33% to $233.6 million during the first nine months of 2008 compared to $176.2 million in the same period in 2007. The increase in revenue between these periods was primarily the result of acquisitions, the largest being JetStar in March 2007, which added approximately $18.9 million more in revenues in the first nine months of 2008 compared to the same period in 2007. There was also an increase in hydraulic horsepower for pressure pumping to 134,000 at September 30, 2008 from 121,000 at September 30, 2007.
     Contract drilling revenues increased by 35% to $31.8 million during the first nine months of 2008 as compared to $23.5 million in the same period in 2007. The majority of this increase was due to the acquisition of Sledge in April 2007 which added approximately $3.3 million more in revenues during the first nine months of 2008 as compared to the same period in 2007. Our weighted average number of drilling rigs increased to nine in the first nine months of 2008 as compared to seven in the same period in 2007.

     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, increased by 20% to $460.4 million during the first nine months of 2008 from $383.1 million in the same period in 2007. This increase was primarily due to the acquisitions that we have made, as well as higher personnel related and other operating costs in all of our business segments.
     Direct operating expenses for the well servicing segment increased by 6% to $164.8 million during the first nine months of 2008 as compared to $154.9 million for the same period in 2007, due primarily to increased rig hours to 657,800 in the first nine months of 2008 from 630,600 for the same period in 2007. Segment profits decreased to 38% of revenues during the first nine months of 2008 compared to 41% for the same period in 2007, which reflects higher fuel costs, as well as higher labor costs.
     Direct operating expenses for the fluid services segment increased by 22% to $148.0 million during the first nine months of 2008 as compared to $121.4 million for the same period in 2007 due in part to higher fuel costs. Segment profits decreased to 35% of revenues during the first nine months of 2008 compared to 36% for the same period in 2007.
     Direct operating expenses for the completion and remedial services segment increased by 37% to $125.2 million during the first nine months of 2008 as compared to $91.2 million for the same period in 2007 due primarily to expansion of our services and equipment, including the JetStar acquisition. The JetStar acquisition added approximately $16.9 million more of direct operating expenses during the first nine months of 2008 compared to the same period in 2007. Segment profits decreased to 46% of revenues during the first nine months of 2008 compared to 48% for the same period in 2007, due to higher fuel costs and increases in the cost of the materials used in our pressure pumping operations.
     Direct operating expenses for the contract drilling segment increased by 43% to $22.3 million during the first nine months of 2008 as compared to $15.6 million for the same period in 2007. The Sledge acquisition added approximately $5.9 million more of direct operating expense during the first nine months of 2008 compared to the same period in 2007. Segment profits for this segment were 30% of revenues during the first nine months of 2008 and 34% of revenues during the first nine months of 2007.
     General and Administrative Expenses. General and administrative expenses increased by 13% to $83.2 million during the first nine months of 2008 from $73.7 million for the same period in 2007, which included $3.4 million and $3.2 million in stock-based compensation expense for 2008 and 2007, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $86.0 million during the first nine months of 2008 as compared to $66.8 million for the same period in 2007, reflecting the increase in the size of and investment in our asset base, primarily through acquisitions as well as through the internal expansion of our business segments.
     Interest Expense. Interest expense decreased by less than 1% to $20.1 million during the first nine months of 2008 compared to $20.2 million for the same period in 2007.
     Other Income and Expense. Other income and expense includes $7.9 million of merger costs associated with the terminated merger agreement with Grey Wolf, Inc., net of a termination payment of $5.0 million received in July 2008.
     Income Tax Expense. Income tax expense was $39.3 million during the first nine months of 2008 as compared to $40.8 million for the same period in 2007. Our effective tax rate during the first nine months of 2008 and 2007 was approximately 38% and 37%, respectively.
Liquidity and Capital Resources
     Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our 2007 Credit Facility and availability under our 2007 Credit Facility, of which approximately $28.8 million was available at September 30, 2008. As of September 30, 2008, we had cash and cash equivalents of $80.9 million compared to $91.9 million as of December 31, 2007. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. We believe that, if needed, we will have access to this financing despite declines in debt markets. When appropriate, we will also consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $143.5 million for the nine months ended September 30, 2008 as compared to $144.0 million during the same period in 2007. Operating cash flow was relatively flat due to the increase in revenues being offset by a corresponding increase in accounts receivable.

Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2008 were $179.7 million as compared to $276.5 million in the same period of 2007. We added $35.7 million of additional assets through our capital lease program during the first nine months of 2008 compared to $20.1 million in the same period in 2007.
     For 2008, we currently have planned approximately $95 million in cash capital expenditures and $40 million in capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business, but we believe that given current market conditions, opportunities to acquire companies could be present. The $135 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $84.6 million at September 30, 2008, the availability under our credit facility of $28.8 million at September 30, 2008 and a cash balance of $80.9 million at September 30, 2008. During the first nine months of 2008, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.
     At September 30, 2008, of the $225.0 million in financial commitments under the revolving line of credit under our 2007 Credit Facility, there was $28.8 million of available capacity due to the outstanding balance of $180.0 million and the $16.2 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.
     Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets.
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
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments are material individually or in the aggregate. As of September 30, 2008, we had total capital leases of approximately $67.4 million.
Credit Rating Agencies
     Our Senior Notes are currently rated BB- and B1 by Standard and Poor’s and Moody’s, respectively. Our 2007 Credit Facility maintains ratings of BB+ and Ba1 from Standard and Poor’s and Moody’s, respectively.

Preferred Stock
     At September 30, 2008 and December 31, 2007, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated.
Other Matters
Net Operating Losses
     As of September 30, 2008, we had approximately $2.3 million of NOL carryforwards related to the pre-acquisition period of a 2003 acquisition, which is subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
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
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on its EPS disclosures.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business, other than increases in fuel costs and personnel expenses that are discussed previously in the Management’s Discussion and Analysis.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2008, we had $180.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.8 million annually and a decrease in net income of approximately $1.1 million.

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
ITEM 1A. RISK FACTORS
     For information regarding risks that may affect our business, see the risk factors included in our most recent annual report on Form 10-K under the heading “Risk Factors.” The following is an additional important factor that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to the one described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operation, financial condition and prospects.
Our business depends on domestic spending by the oil and gas industry, and this spending and our business may be adversely affected by industry and financial market conditions that are beyond our control.
     We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and gas in the United States. Customers’ expectations for lower market prices for oil and gas, as well as the availability of capital for operating and capital expenditures, may curtail spending thereby reducing demand for our services and equipment.
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
     Recent adverse changes in capital markets have also caused a number of oil and gas producers to announce reductions in capital budgets for future periods.  Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices remain at historically high levels.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended September 30, 2008:

Issuer Purchases of Equity Securities
			Total Number of	Maximum Number of
			Shares Purchased as	Shares that May Yet
			Part of Publicly	be Purchased Under
	Total Number of	Average Price Paid per	Announced Plans or	the Plans or
Period	Shares Purchased	Share	Programs	Programs
July 1 – July 31	—	—	—	—
August 1 – August 31 (1)	1,157	$25.77	—	—
September 1 – September 30	—	—	—	—
Total	1,157	$25.77	—	—

(1)	These shares were repurchased from one of our officers to provide such officer the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by him. The shares were repurchased effective August 8, 2008, based on the closing price per share on August 8, 2008.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held a Special Meeting of Stockholders (the “Special Meeting”) on July 15, 2008 in Houston, Texas to adopt the Plan of Merger (the “Merger Agreement”) previously entered into among Basic, Grey Wolf and Horsepower Holdings, Inc. on April 20, 2008 pursuant to Section 7.1(b)(iii) of the Merger Agreement, to approve the Horsepower Holdings, Inc. 2008 Equity Incentive Plan, and to approve the adjournment of the Special Meeting, if necessary or appropriate, to solicit additional proxies in favor. A total of 36,106,324 shares of our common stock were present at the meeting in person or by proxy, which represented 87.4% of the outstanding shares of our common stock as of June 6, 2008, the record date for the Special Meeting.
     The Merger Agreement was approved at the Special Meeting based on the following vote tabulation:

For	Against	Abstentions
35,587,411	514,515	4,368
     The Horsepower Holdings, Inc. 2008 Equity Incentive Plan was adopted at the Special Meeting based on the following vote tabulation:

For	Against	Abstentions
30,938,238	5,160,016	8,070
     The adjournment of the Special Meeting, if necessary, was approved at the Special Meeting based on the following vote tabulation:

For	Against	Abstentions
35,264,223	837,423	4,678
     We held our Annual Meeting of Stockholders (the “Annual Meeting”) on September 16, 2008 in Houston, Texas to elect three directors to serve until the Annual Meeting of Stockholders in 2011 and to approve the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2008. A total of 39,586,827 shares of our common stock were present at the meeting in person or by proxy, which represented 95.8% of the outstanding shares of our common stock as of August 5, 2008, the record date for the Annual Meeting.

     Director nominees were elected at the Annual Meeting based on the following vote tabulation:

	Votes in Favor	Votes Withheld
James S. D’Agostino	39,244,223	342,604
Kenneth V. Huseman	38,968,736	618,091
Thomas P. Moore, Jr.	39,243,776	343,051
     The directors with terms of office continuing after the Annual Meeting are as follows:
Directors with terms expiring in 2009
Sylvester P. Johnson, IV
Steven A. Webster
H.H. Wommack, III
Directors with terms expiring in 2010
William E. Chiles
Robert F. Fulton
      Stockholders approved the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2008 at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions

39,533,061	36,536	17,229

ITEM 6. EXHIBITS

Exhibit
No.	Description

2.1*	Agreement and Plan of Merger, dated as of April 20, 2008, by and among Basic Energy Services, Inc. (the “Company”), Grey Wolf, Inc. and Horsepower Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 22, 2008)

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, dated December 14, 2005. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 14, 2005)

3.3*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

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
Date: November 5, 2008

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