Form 10-K
period 2008-12-31
BASIC ENERGY SERVICES INC
filed 2009-03-09
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number 001-32693

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐     No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s Common Stock held by non-affiliates of the registrant was approximately $545,420,106 as of June 30, 2008, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $31.50 per share and 24,015,323 shares held by non-affiliates).

There were 40,222,938 shares of the registrant’s Common Stock outstanding as of February 27, 2009.

Documents incorporated by reference:  Portions of the definitive proxy statement for the registrant’s Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III.

BASIC ENERGY SERVICES, INC.

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in Item 1A of this annual report and other factors, most of which are beyond our control.

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

This annual report includes market share data, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, industry publications and surveys. These sources include Baker Hughes Incorporated, the Association of Energy Service Companies (“AESC”), and the Energy Information Administration of the U.S. Department of Energy (“EIA”). Industry surveys and publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. For example, the number of onshore well servicing rigs in the U.S. could be lower than our estimate to the extent our two larger competitors have continued to report as stacked rigs equipment that is not actually complete or subject to refurbishment. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services and well site construction services, completion and remedial services and contract drilling. These services are fundamental to establishing and maintaining the flow of oil and gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. Our operations are managed regionally and are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana and the Rocky Mountain states. We provide our services to a diverse group of over 2,000 oil and gas companies. We operate the third-largest fleet of well servicing rigs (also commonly referred to as workover rigs) in the United States, representing 12% of the overall available U.S. fleet, with our two larger competitors controlling approximately 27% and 17%, respectively, according to the AESC and other publicly available data.

Basic revised its business segments beginning in the first quarter of 2008, and in connection therewith restated the corresponding items of segment information for earlier periods. The new operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services is consolidated with our Fluid Services segment. These changes reflect Basic’s operating focus in compliance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The following is a description of the segments:

•	Well Servicing. Our well servicing segment (34% of our revenues in 2008) currently operates our fleet of 414 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities are essential to facilitate most other services performed on a well.

•	Fluid Services. Our fluid services segment (32% of our revenues in 2008) currently utilizes our fleet of 819 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•	Completion and Remedial Services. Our completion and remedial services segment (30% of our revenues in 2008) currently operates our fleet of pressure pumping units, an array of specialized rental equipment and fishing tools, air compressor packages specially configured for underbalanced drilling operations, and cased-hole wireline units. The largest portion of this business segment consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets. We entered the rental and fishing tool business through an acquisition in the first quarter of 2006.

•	Contract Drilling. Our contract drilling segment (4% of our revenues in 2008) currently operates nine drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well. We greatly increased our presence in this line of business through the Sledge Drilling acquisition in the second quarter of 2007.

Financial information about our segments is included in Note 15, Business Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Significant Market Position.  We maintain a significant market share for our well servicing operations in our core operating areas throughout Texas and a growing market share in the other markets that we serve. Our fleet of 414 well servicing rigs represents the third-largest fleet in the United States, and our goal is to be one of the top two providers of well site services in each of our core operating areas. Our market position allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, completion and plugging and abandonment services.

Modern and Active Well Servicing Fleet.  We operate a modern and active fleet of well servicing rigs. We believe over 75% of the active U.S. well servicing rig fleet was built prior to 1985. Greater than 50% of our rigs at December 31, 2008 were either 2000 model year or newer, or have undergone major refurbishments during the last five years. As of December 31, 2008, we had taken delivery of 132 newbuild well servicing rigs since October 2004 as part of a 134-rig newbuild commitment, driven by our desire to maintain one of the most efficient, reliable and safest fleets in the industry. The remaining two newbuilds are scheduled to be delivered to us by the end of February 2009. In addition to our regular maintenance program, we have an established program to routinely monitor and evaluate the condition of our fleet. We selectively refurbish rigs and other assets to maintain the quality of our service and to provide a safe work environment for our personnel and have made major refurbishments on 70 of our rigs since the beginning of 2004. Since 2003, we have obtained annual independent reviews and evaluations of substantially all of our assets, which confirmed the location and condition of these assets.

Extensive Domestic Footprint in the Most Prolific Basins.  Our operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana and the Rocky Mountain states. We operate in states that accounted for approximately 58% of the approximately 900,000 existing onshore oil and gas wells in the 48 contiguous states and approximately 73% of onshore oil production and 90% of onshore gas production in 2008. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and gas production areas that include both the highest concentration of existing oil and gas production activities and the largest prospective acreage for new drilling activity. This extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts.

Diversified Service Offering for Further Revenue Growth.  We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 121 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Decentralized Management with Strong Corporate Infrastructure.  Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our nine regional or division managers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 25 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Below our nine regional or division managers, our area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

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

Expand Within Our Regional Markets.  We intend to continue strengthening our presence within our existing geographic footprint through internal growth and acquisitions of businesses with strong customer relationships, well-maintained equipment and experienced and skilled personnel. We typically enter into new markets through the acquisition of businesses with strong management teams that will allow us to expand within these markets. Management of acquired companies often remain with us and retain key positions within our organization, which enhances our attractiveness as an acquisition partner. We have a record of successfully implementing this strategy. During the past three years, we have made 23 acquisitions including:

2006

•	LeBus Oil Field Service Co., a fluid service company operating in our Ark-La-Tex region, and

•	G&L Tool, Ltd., a rental and fishing tool company included in our completion and remedial line of business;

2007

•	JetStar Consolidated Holdings, Inc., a pressure pumping company operating in our completion and remedial line of business, and

•	Sledge Drilling Holding Corp., a contract drilling company operating in our contract drilling line of business;

2008

•	Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively “Azurite”), a fluid service business operating in our Ark-La-Tex and Mid-Continent regions.

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

Pursue Growth Through Selective Capital Deployment.  We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are thoroughly reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy and these decisions may involve a combination of asset acquisitions and the purchase of new equipment. In 2008, we completed five separate acquisitions for an aggregate purchase price of $110 million, net of cash acquired.

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the U.S., which in turn is affected by current and expected levels of oil and gas prices. As oil and gas prices increased in recent years, oil and gas companies increased their drilling and workover activities. The increased activity resulted in increased domestic exploration and production spending year over year for the past four years. In the last part of 2008 there was a rapid decline in oil and gas prices which we believe has resulted in a significant decrease in budgeted 2009 domestic spending compared to 2008 actual spending.

The table below sets forth average daily closing prices for the Cushing WTI Spot Oil Price and the Energy Information Agency average wellhead price for natural gas since 2004:

	Cushing WTI Spot	Average Wellhead Price
Period	Oil Price ($/bbl)	Natural Gas ($/mcf)

1/1/04 — 12/31/04	$41.51	$5.49
1/1/05 — 12/31/05	56.64	7.51
1/1/06 — 12/31/06	66.05	6.42
1/1/07 — 12/31/07	72.34	6.38
1/1/08 — 12/31/08	99.67	8.07

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drives the increased demand for our services. Rising oil and gas prices in recent years and the corresponding increase in onshore oil exploration and production spending led to expanded drilling and well service activity, as the U.S. land-based drilling rig count increased approximately 22% during 2005, 17% during 2006, and 4% during 2007. With the rapid decline in oil and gas prices in the second half of 2008 there was a decrease in the land-based drilling rig count of approximately 3% during 2008, according to Baker Hughes. The decrease in oil and gas prices in recent months coupled with the buildup of drilling and workover rig counts in recent years is resulting in both lower utilization of those rigs and decreases in the rates being charged.

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

Our fleet included 414 well servicing rigs as of December 31, 2008, including 132 newbuilds since October 2004 and 70 rebuilds since the beginning of 2004. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, Utah and Montana. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. Prior to December 2004, our well servicing segment consisted entirely of land-based equipment. During December 2004, we acquired three inland barges, two of which were equipped with rigs, which were refurbished and were placed into service in the second quarter of 2005. In January 2007, we acquired two additional inland barges equipped with rigs from Parker Drilling Offshore USA, LLC. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2008. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. This capability is the limiting factor in our ability to provide services.

		Market Area
		Permian	South	Ark-La-	Mid-	Rocky
Rig Type	Rated Capacity	Basin	Texas	Tex	Continent	Mountain	Total

Swab	N/A	3	1	6	4	0	14
Light Duty	<90 tons	5	2	0	17	1	25
Medium Duty	≥90<125 tons	133	38	29	58	54	312
Heavy Duty	≥125 tons	29	4	6	4	8	51
24-Hour	≥125 tons	2	3	0	2	1	8
Inland Barge	≥125 tons	0	0	4	0	0	4

Total		172	48	45	85	64	414

We operate a total of 414 well servicing rigs, the third largest fleet in the United States. Based on their most recent publicly available information, Key Energy Services is our largest competitor with an estimated total of 943 domestic rigs and Nabors is the second largest with an estimated 592 domestic rigs at year end. Our only other competitors operating more than 100 rigs is Complete Production Services with an estimated 267 domestic rigs and Forbes Energy Services with an estimated 169 domestic rigs. Excluding the rigs operated by Nabors in California where we do not compete, we have the second largest rig fleet in the United States.

The total number of rigs owned by us and the four other largest companies referenced above is approximately 2,385, or 69% of the available fleet owned by member companies of the AESC, the major trade association of well site service providers. The remaining 31% of the well servicing rigs are owned by more than 100 local and regional companies. The December 2008 monthly activity survey conducted by the AESC indicated that 68% of the rigs owned were active.

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

Our regular well maintenance services involve relatively low-cost, short-duration jobs which are part of normal well operating costs. Demand for well maintenance is driven primarily by the production requirements of the local oil or gas fields and, to a lesser degree, the actual prices received for oil and gas. Well operators cannot delay all maintenance work without a significant impact on production. Operators may, however, choose to shut in producing wells temporarily when oil or gas prices are too low to justify additional expenditures, including maintenance.

Workover.  In addition to periodic maintenance, producing oil and gas wells occasionally require major repairs or modifications called workovers, which are typically more complex and more time consuming than maintenance operations. Workover services include extensions of existing wells to drain new formations either through perforating the well casing to expose additional productive zones not previously produced, deepening well bores to new zones or the drilling of lateral well bores to improve reservoir drainage patterns. Our workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Workovers also include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. Most of our well servicing rigs are designed to perform complex workover operations. A workover may require a few days to several weeks and generally require additional auxiliary equipment. The demand for workover services is sensitive to oil and gas producers’ intermediate and long-term expectations for oil and gas prices. As oil and gas prices increase, the level of workover activity tends to increase as oil and gas producers seek to increase output by enhancing the efficiency of their wells.

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

Fluid Services Segment

Our fluid services segment provides oilfield fluid supply, transportation, storage and construction services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations. These services include:

•	transportation of fluids used in drilling and workover operations and of salt water produced as a by-product of oil and gas production;

•	sale and transportation of fresh and brine water used in drilling and workover activities;

•	rental of portable frac tanks and test tanks used to store fluids on well sites;

•	operation of company-owned fresh water and brine source wells and of non-hazardous wastewater disposal wells; and

•	preparation, construction and maintenance of access roads, drilling locations, and production facilities.

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2008:

	Market Area
	Rocky	Permian	Ark-La-	South	Mid-
	Mountain	Basin	Tex	Texas	Continent	Total

Fluid Service Trucks	94	262	259	125	79	819
Salt Water Disposal Wells	0	19	24	8	10	61
Fresh/Brine Water Stations	0	37	0	2	0	39
Fluid Storage Tanks	268	499	1,119	230	224	2,340

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

As in our well servicing segment, our fluid services segment has a base level of business volume related to the regular maintenance of oil and gas wells. Most oil and gas fields produce residual salt water in conjunction with oil or gas. Fluid service trucks pick up this fluid from tank batteries at the well site and transport it to a salt water disposal well for injection. This regular maintenance work must be performed if a well is to remain active. Transportation and disposal of produced water is considered a low value service by most operators, and it is difficult for us to command a premium over rates charged by our competition. Our ability to outperform competitors in this segment depends on our ability to achieve significant economies relating to logistics — specifically, proximity between areas where salt water is produced and our company owned disposal wells. Ownership of disposal wells eliminates the need to pay third parties a fee for disposal. We operate salt water disposal wells in most of our markets.

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

Fluid Services.  We currently own and operate 819 fluid service trucks equipped with a fluid hauling capacity of up to 150 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

Salt Water Disposal Well Services.  We own disposal wells that are permitted to dispose of salt water and incidental non-hazardous oil and gas wastes. Our transport trucks frequently transport fluids that are disposed of in these salt water disposal wells. The disposal wells have injection capacities ranging up to 3,500 barrels per day. Our salt water disposal wells are strategically located in close proximity to our customers’ producing wells. Most oil and gas wells produce varying amounts of salt water throughout their productive lives. In the states in which we operate, oil and gas wastes and salt water produced from oil and gas wells are required by law to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells permitting us to salvage residual crude oil, which is later sold for our account.

Fresh and Brine Water Stations.  Our network of fresh and brine water stations, particularly in the Permian Basin, where surface water is generally not available, is used to supply water necessary for the drilling and completion of oil and gas wells. Our strategic locations, in combination with our other fluid handling services, give us a competitive advantage over other service providers in those areas in which these other companies cannot provide these services.

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

Construction Services.  We utilize a fleet of power units, including dozers, trenchers, motor graders, backhoes and other heavy equipment used in road construction. In addition, we own rock pits in some markets in our Rocky Mountain operations to ensure a reliable source of rock to support our construction activities. Contracts for well site construction services are normally awarded by our customers on the basis of competitive bidding and may range in scope from several days to several months in duration.

Completion and Remedial Services Segment

Our completion and remedial services segment provides oil and gas operators with a package of services that include the following:

•	pressure pumping services, such as cementing, acidizing, fracturing, coiled tubing, nitrogen and pressure testing;

•	rental and fishing tools;

•	cased-hole wireline services; and

•	underbalanced drilling in low pressure and fluid sensitive reservoirs.

This segment currently operates 142 pressure pumping units, with approximately 139,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and gas production or to enable cement slurry to be placed in or circulated within a well. As of December 31, 2008, we also operated 46 air compressor packages, including foam circulation units, for underbalanced drilling and 15 wireline units for cased-hole measurement and pipe recovery services.

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

As a well is drilled, long intervals of rock are left exposed and unprotected. In order to prevent the exposed rock from caving and to prevent fluids from entering or leaving the exposed sections, steel casing is lowered into the hole and cemented in place. Pressure pumping equipment is utilized to force cement slurry into the area between the rock face and the casing, thereby securing it. After a well is drilled and completed, the casing may develop leaks as a result of abrasion from production tubing, exposure to corrosive elements or inadequate support from the original attempt to cement it in place. When a leak develops, it is necessary to place specialized equipment into the well and to pump cement in such a way as to seal the leak. Repairing leaks in this manner is known as “squeeze” cementing — a method that utilizes pressure pumping equipment.

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2008:

	Market Area
			Rocky	Permian
	Ark-La-Tex	Mid-Continent	Mountain	Basin	Total

Pressure Pumping Units	21	118	3	0	142
Coiled Tubing Units	0	4	0	0	4
Air/Foam Packages	0	6	34	6	46
Wireline Units	0	15	0	0	15
Rental and Fishing Tool Stores	0	9	3	8	20

Our pressure pumping business focuses primarily on lower horsepower cementing, acidizing and fracturing services markets. Currently, there are several pressure pumping companies that provide their services on a national basis. For the most part, these companies have concentrated their assets in markets characterized by complex work with higher horsepower requirements. This has created an opportunity in the markets for pressure pumping services in mature areas with less complex characteristics and lower horsepower requirements. We, along with a number of smaller, regional companies, have concentrated our efforts on these markets. Two of our major well servicing competitors also participate in the pressure pumping business, but primarily outside our core areas of operations for pumping services.

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

Contract Drilling Segment

Our contract drilling segment employs drilling rigs and related equipment to penetrate the earth to a desired depth and initiate production.

We own and operate nine land drilling rigs, which are currently deployed in the Permian Basin of Texas and New Mexico. A land drilling rig generally consists of engines, a drawworks, a mast, pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string, and related equipment. The engines power the different pieces of equipment, including a rotary table or top drives that turns the drill string, causing the drill bit to bore through the subsurface rock layers. These jobs are typically bid by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer. The demand for drilling services is highly dependent on the availability of new drilling locations available to well operators, as well as sensitivity to expectations relating to and changes in oil and gas prices.

Our drilling rig services grew significantly in 2007 with the acquisition of Sledge Drilling in April. We acquired six drilling rigs in this acquisition.

Properties

Our principal executive offices are located at 500 W. Illinois, Suite 100, Midland, Texas 79701. We currently conduct our business from 121 area offices, 62 of which we own and 59 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 121 area offices, 76 are located in Texas, 11 are in Oklahoma, 10 are in New Mexico, seven are in Wyoming, four are in Colorado, four are in Louisiana, three are in North Dakota, two are in Montana, two are in Kansas, one is in Arkansas and one is in Utah.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2008, no single customer comprised over 5% of our total revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed.

Operating Risks and Insurance

Our operations are subject to hazards inherent in the oil and gas industry, such as accidents, blowouts, explosions, craterings, fires and oil spills that can cause:

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

Despite our efforts to maintain high safety standards, we from time to time have suffered accidents in the past and anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability and our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of damage awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. We believe our two largest competitors, Key Energy Services, Inc. and Nabors Well Services Co., combined own approximately 44% of the U.S. marketable well servicing rigs according to the most recent publicly available data including the Guiberson-AESC well service rig count. Both of these competitors are public companies or subsidiaries of public companies that operate in most of the large oil and gas producing regions in the U.S. These competitors have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, these companies market a large portion of their work to the major oil and gas companies.

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

Safety Program

Our business involves the operation of heavy and powerful equipment which can result in serious injuries to our employees and third parties and substantial damage to property. We have comprehensive safety and training programs designed to minimize accidents in the workplace and improve the efficiency of our operations. In addition, many of our larger customers now place greater emphasis on safety and quality management programs of their contractors. We believe that these factors will gain further importance in the future. We have directed substantial resources toward employee safety and quality management training programs as well as our employee review process. While our efforts in these areas are not unique, we believe many competitors, and particularly smaller contractors, have not undertaken similar training programs for their employees.

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

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA”, generally does not regulate most wastes generated by the exploration and production of oil and natural gas because that act specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and gas from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies as non-hazardous wastes as long as these wastes are not commingled with regulated hazardous wastes. Moreover, in the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents as well as wastes generated in the course of our providing well services may be regulated as hazardous waste under RCRA or hazardous substances under CERCLA.

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

Our operations are also subject to the federal Clean Water Act and analogous state laws. Under the Clean Water Act, the EPA has adopted regulations concerning discharges of storm water runoff. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Some of our properties may require permits for discharges of storm water runoff and, as part of our overall evaluation of our current operations, we are applying for storm water discharge permit coverage and updating storm water discharge management practices at some of our facilities. We believe that we will be able to obtain, or be included under, these permits, where necessary, and make minor modifications to existing facilities and operations that would not have a material effect on us.

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

We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public. We believe that our operations are in substantial compliance with the OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Employees

As of December 31, 2008, we employed approximately 5,000 people, with approximately 82% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Additional Information

We make available free of charge on our website, www.basicenergyservices.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC.

The certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K. We have also filed with the

New York Stock Exchange the most recent Annual CEO Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

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

Risks Relating to Our Business

Our business depends on domestic spending by the oil and gas industry, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and gas in the United States. Customers’ expectations for lower market prices for oil and gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.

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

Recent deterioration in the global economic environment has caused the oilfield services industry to cycle into a downturn, and the rate at which it may continue to slow, or return to former levels, is uncertain. Recent adverse changes in capital markets and declines in prices for oil and gas have caused many oil and gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

If oil and gas prices remain volatile, remain low or decline further it could have an adverse effect on the demand for our services.

The demand for our services is primarily determined by current and anticipated oil and gas prices and the related general production spending and level of drilling activity in the areas in which we have operations. Volatility or weakness in oil and gas prices (or the perception that oil and gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment. Continued low oil and gas prices, a further decline in oil and gas prices or a reduction in drilling activities could materially and adversely affect the demand for our services and our results of operations.

Prices for oil and gas historically have been extremely volatile and are expected to continue to be volatile. Although oil prices exceeded $140 per barrel and natural gas prices exceeded $13 per mcf in 2008, prices fell to below $40 per barrel and $6 per mcf by the end of 2008. The Cushing WTI Spot Oil Price averaged $66.05, $72.34 and $99.67 per barrel in 2006, 2007 and 2008, respectively, and the average wellhead price for natural gas, as recorded by the Energy Information Agency, was $6.42, $6.38 and $8.07 per mcf for 2006, 2007 and 2008, respectively. The Cushing WTI Spot Oil Price average for December 2008 was $41.12 and the wellhead price for natural gas as provided by the Energy Information Agency was $5.87 for December 2008. The speed and severity of the decline in oil and gas prices during the fourth quarter of 2008 and the resulting low prices in the first quarter of 2009 could materially affect the demand for our services and the rates that we are able to charge.

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

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2007, we invested approximately $98.5 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2008, we invested approximately $91.9 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and our senior credit facility. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures and acquisitions, take advantage of business opportunities or respond to competitive pressures, it could materially adversely affect our results of operations, financial condition and growth. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. The recent adverse changes in the capital markets could make it difficult to obtain capital or obtain it at attractive rates.

Changes in future market conditions could cause recorded goodwill to become impaired, resulting in substantial write-downs that would reduce our operating income.

We have actively pursued the acquisition of other businesses. These investments are made after careful analysis and due diligence of the potential business. After the acquisitions are made, unforeseen market conditions could arise which adversely affect the anticipated cash flows from the acquired businesses. Goodwill accounts for approximately 15% of our total assets. We evaluate goodwill amounts for impairment annually, or more often if conditions require. The annual impairment test is based on several factors requiring judgment. Primarily, a significant decrease in expected cash flows or an adverse change in equity market conditions may indicate potential impairment of recorded goodwill. Due to recent changes in the above mentioned factors, we are recognizing a $22.5 million impairment of goodwill related to our contract drilling reporting unit in 2008. If the current economic conditions continue to decline further, we may be required to recognize a goodwill impairment in future periods on our well servicing, fluid services, and completion and remedial reporting units.

Competition within the well services industry may adversely affect our ability to market our services.

The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, recent market conditions have stimulated the reactivation of well servicing rigs and construction of new equipment, which could result in excess equipment and lower utilization rates in future periods.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our customers consist primarily of major and independent oil and gas companies. During 2007 and 2008, our top five customers accounted for 16% and 18%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

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

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. We are also self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

We are subject to federal, state and local regulations regarding issues of health, safety and protection of the environment. Under these regulations, we may become liable for penalties, damages or costs of remediation. Any changes in laws and government regulations could increase our costs of doing business.

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

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and gas and could limit well servicing opportunities. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition. Please read “Business — Environmental Regulation” for more information on the environmental laws and government regulations that are applicable to us.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2008, our total debt was $480.3 million, including the aggregate principal amount due under our Senior Notes of $225 million, an outstanding revolver balance of $180 million and capital lease obligations in the aggregate amount of $75.3 million. For the year ended December 31, 2008, we made cash interest payments totaling $24.5 million.

Our current and future indebtedness could have important consequences. For example, it could:

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

If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various covenants in our senior credit facility or other instruments governing any future indebtedness, we could be in default under the terms of our senior credit facility or such other instruments. In the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, the lenders under our credit facility could elect to terminate their commitments there under and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our common stock to decline.

Our senior credit facility and the indenture governing our Senior Notes impose restrictions on us that may affect our ability to successfully operate our business.

Our senior credit facility and the indenture governing our Senior Notes include limitations on our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent; and

•	limitation on dividends and distributions.

In addition, our senior credit facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, several of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our senior credit facility. A default, if not waived, could result in acceleration of the outstanding indebtedness under our senior credit facility, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under our senior credit facility could result in a default or acceleration of our Senior Notes or other indebtedness with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our senior credit facility. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — 2007 Credit Facility” for a discussion of our credit facility.

We are dependent on particular suppliers for our newbuild rig program and are vulnerable to delayed deliveries and future price increases.

We currently purchase our well servicing rigs from a single supplier as part of a 134-rig commitment, of which the two remaining rigs are scheduled to be delivered during February 2009. There are a limited number of suppliers that manufacture this type of equipment. Although pricing is generally fixed for this newbuild contract and program, future price increases could affect our ability to continue to increase the number of newbuild rigs in our fleet at economic levels. In addition, the failure of our current supplier to timely deliver the remaining newbuild rigs could adversely affect our budgeted or projected financial and operational data.

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

As of February 27, 2009, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse, a Swiss Bank, and Credit Suisse Securities (USA) LLC, beneficially owned approximately 44.9% of our outstanding common stock. Accordingly, DLJ Merchant Banking is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of DLJ Merchant Banking may differ from those of our other stockholders, and DLJ Merchant Banking may vote its common stock in a manner that may adversely affect our other stockholders.

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

Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	a classified board of directors, so that only approximately one-third of our directors are elected each year;

•	limitations on the removal of directors;

•	the prohibition of stockholder action by written consent;

•	limitations on the ability of our stockholders to call special meetings; and

•	advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders.

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

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

Executive Officers

Our executive officers as of December 31, 2008 and their respective ages and positions are as follows:

Name	Age	Position

Kenneth V. Huseman	56	President, Chief Executive Officer and Director
Alan Krenek	53	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
Charles W. Swift	60	Senior Vice President — Operations Support
T.M. “Roe” Patterson	34	Senior Vice President — Rig and Truck Operations
James F. Newman	44	Group Vice President — Completion and Remedial Services
David W. Sledge(1)	54	Vice President — Contract Drilling
Mark D. Rankin	55	Vice President — Risk Management
James E. Tyner	58	Vice President — Human Resources

(1)	Mr. Sledge resigned effective February 27, 2009.

Set forth below is the description of the backgrounds of our executive officers.

Kenneth V. Huseman (President — Chief Executive Officer and Director) has 30 years of well servicing experience. He has been our President and Chief Executive Officer and a Director since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1978 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States, including drilling operations in Alaska. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 21 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. From October 2002 to January 2005, he served as Vice President and Controller of Fleetwood Retail Corp., a subsidiary in the manufactured housing division of Fleetwood Enterprises, Inc. He worked in various financial management positions at Pool Energy Services Co. from 1980 to 1993 and at Noble Corporation from 1993 to 1995. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a certified public accountant.

Charles W. Swift (Senior Vice President — Operations Support) has 36 years of related industry experience including 27 years specifically in the domestic well service business. He was named Senior Vice President — Rig and Truck Operations in July 2006, has served as a Vice President since 1997 and was involved in integrating several acquisitions during our expansion phase in late 1997. He was a co-owner of S&N Well Service from 1986 to 1997 and expanded the business to 17 rigs at the time of sale of the Company to us. From 1980 to 1986, he worked at Pool Energy Services Co. where he managed well service and fluid services businesses. Mr. Swift graduated with a B.B.A. degree in International Trade from Texas Tech University.

T. M. “Roe” Patterson (Senior Vice President — Rig and Truck Operations) has 14 years of related industry experience. He has been our Senior Vice President of Rig and Truck operations since September 2008, and has been the Vice President of various different groups within Basic since February 2006. Prior to joining us, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

James F. Newman (Group Vice President — Completion and Remedial Services) has 24 years of related industry experience and has been our Group Vice President of Completion and Remedial Services since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President thru May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Professional Engineers. Mr. Newman graduated with a BSc in Petroleum Engineering from Colorado School of Mines.

David W. Sledge (Vice President — Contract Drilling) has 29 years of related industry experience. He has been our Vice President of Contract Drilling since April 2007. Prior to joining us he served as President and COO of Sledge Drilling Corporation from March 2006 to March 2007. He served as an Area Manager for Patterson — UTI from 2004 to 2006. He was involved in private investments from 1997 to 2004. He served with Gene Sledge Drilling Corp. in various capacities and was President at the time of its sale to Patterson — UTI in 1996. He presently serves on the Board of Directors for Comstock Resources Inc. Mr. Sledge graduated with a B.B.A. degree in Management from Baylor University. Mr. Sledge resigned effective as of February 27, 2009.

Mark D. Rankin (Vice President — Risk Management) has 31 years of related industry experience. He has been a Vice President since 2004. From 1997 to 2004, he was a consultant to oil and gas companies and was involved in operations research and work process redesign. From 1985 to 1995, he acted as Director of International Marketing and Marketing for U.S. Operations and a District Manager at Pool Energy Services Co. He was an International Sales Manager and Director of Planning and Market Research at Zapata Off-Shore Company from 1979 to 1985. From 1977 to 1979, he was a Contract Manager at Western Oceanic, Inc. He graduated with a B.A. in Political Science from Texas A&M University.

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

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS”. The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2007 and 2008, respectively:

	High	Low

2007:
First Quarter	$24.42	$21.65
Second Quarter	$27.77	$23.39
Third Quarter	$25.82	$19.25
Fourth Quarter	$23.28	$18.92
2008:
First Quarter	$22.39	$17.95
Second Quarter	$32.82	$22.61
Third Quarter	$31.25	$20.36
Fourth Quarter	$19.87	$8.04

As of February 27, 2009, we had 40,222,938 shares of common stock outstanding held by approximately 198 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2008:

Number of
	Number of		Securities
	Securities to be	Weighted	Remaining
	Issued upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
Plan Category	Options	Options	Compensation Plans

Equity compensation plans approved by security holders(1)	1,608,675	$11.11	815,675
Equity compensation plans not approved by security holders	—	—	—

Total	1,608,675	$11.11	815,675

(1)	Consists of the Basic Energy Services, Inc. Third Amended and Restated 2003 Incentive Plan (as amended effective May 12, 2008).

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2008 (in thousands, except average price paid per share):

				Approximate Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased	per Share	Announced Program	Program (1)

October 1, 2008 to October 31, 2008	228	$10.41	228	$47,628
November 1, 2008 to November 30, 2008	631	$9.61	631	$41,558
December 1, 2008 to December 31, 2008	38	$9.74	38	$41,184

(1)	On October 13, 2008, Basic announced that its Board of Directors had authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The stock repurchase program may be suspended or discontinued at any time.

Performance Graph

The following is a line graph comparing cumulative, total shareholder return from December 9, 2005 (the date of first trading) through December 31, 2008 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Complete Production Services, Inc., Tetra Technologies, Inc., and Pioneer Drilling Company.

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

December 9, 2005 to December 31, 2008

Value of $100 Invested December 9, 2005 at December 30, 2005, December 29, 2006, December 31, 2007 and December 31, 2008

	Basic Energy	Peer
	Services	Group	Russell 2000
December 9, 2005	$100.00	$100.00	$100.00
December 30, 2005	$92.79	$97.03	$98.43
December 29, 2006	$114.65	$108.25	$114.36
December 31, 2007	$102.09	$85.52	$111.22
December 31, 2008	$60.65	$32.87	$72.51

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the Regulations 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 under such act.

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

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Statement of Operations Data:
Revenues:
Well servicing	$343,113	$342,697	$323,755	$221,993	$142,551
Fluid services	315,768	259,324	245,011	177,927	139,610
Completion and remedial services	304,326	240,692	154,412	59,832	29,341
Contract drilling	41,735	34,460	6,970	—	—

Total revenues	1,004,942	877,173	730,148	459,752	311,502

Expenses:
Well servicing	215,243	205,132	178,028	137,392	98,058
Fluid services	203,205	165,327	153,445	114,551	96,621
Completion and remedial services	165,574	125,948	74,981	30,900	17,481
Contract drilling	28,629	22,510	8,400	—	—
General and administrative(a)	115,319	99,042	81,318	55,411	37,186
Depreciation and amortization	118,607	93,048	62,087	37,072	28,676
Loss (gain) on disposal of assets	76	477	277	(222)	2,616
Goodwill impairment	22,522	—	—	—	—

Total expenses	869,175	711,484	558,536	375,104	280,638

Operating income	135,767	165,689	171,612	84,648	30,864
Other income (expense):
Net interest expense	(24,630)	(25,136)	(15,504)	(12,660)	(9,550)
Gain (loss) on early extinguishment of debt	—	(230)	(2,705)	(627)	—
Other income (expense)	12,235	176	169	220	(398)

Income from continuing operations before income taxes	123,372	140,499	153,572	71,581	20,916
Income tax expense	(55,134)	(52,766)	(54,742)	(26,800)	(7,984)

Income from continuing operations	68,238	87,733	98,830	44,781	12,932
Discontinued operations, net of tax	—	—	—	—	(71)

Net income	68,238	87,733	98,830	44,781	12,861

Net income available to common stockholders	$68,238	$87,733	$98,830	$44,781	$12,861

Basic earnings (loss) per share of common stock:	$1.67	$2.19	$2.87	$1.57	$0.46

Diluted earnings (loss) per share of common stock:	$1.64	$2.13	$2.56	$1.35	$0.42

	Year Ended December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Other Financial Data:
Cash flows from operating activities	$212,827	$198,591	$145,678	$99,189	$46,539
Cash flows from investing activities	(197,302)	(294,103)	(241,351)	(107,679)	(73,587)
Cash flows from financing activities	3,669	136,088	114,193	21,188	21,498
Capital expenditures:
Acquisitions, net of cash acquired	110,913	199,673	135,568	25,378	19,284
Property and equipment	91,890	98,536	104,574	83,095	55,674

(a)	Includes approximately $4,149, $3,964, $3,429, $2,890, and $1,587 of non-cash stock compensation expense for the years ended December 31, 2008, 2007, 2006, 2005 and 2004, respectively.

	As of December 31,
	2008	2007	2006	2005	2004
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$111,135	$91,941	$51,365	$32,845	$20,147
Property and equipment, net	740,879	636,924	475,431	309,075	233,451
Total assets	1,310,711	1,143,609	796,260	496,957	367,601
Long-term debt	454,260	406,306	250,742	119,241	170,915
Stockholders’ equity	595,004	524,821	379,250	258,575	121,786

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Management’s Overview

We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 40 separate acquisitions from January 1, 2004 to December 31, 2008. Our weighted average number of well servicing rigs increased from 126 in 2001 to 414 in the fourth quarter of 2008, and our weighted average number of fluid service trucks increased from 156 to 804 in the same period. We added 98 trucks through the acquisition of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, LP (collectively “Azurite”) in the third quarter of 2008. We significantly increased our completion and remedial services segment, principally through the acquisition of JetStar Consolidated Holdings, Inc. in the first quarter of 2007. Our weighted average number of drilling rigs increased from two in the first quarter of 2006 to nine in the fourth quarter of 2008, principally through the acquisition of Sledge Drilling Holding Corp. in the second quarter of 2007. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

Basic revised its business segments beginning in the first quarter of 2008, and in connection therewith, restated the corresponding items of segment information for earlier periods. The new operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. The Well Site Construction Services segment was consolidated into our Fluid Services segment. These changes reflect Basic’s operating focus in compliance with Statement of Financial Accounting Standards (SFAS) No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2008		2007		2006

Revenues:
Well servicing	$343.1	34%	$342.7	39%	$323.7	44%
Fluid services	315.8	32%	259.3	29%	245.0	34%
Completion and remedial services	304.3	30%	240.7	28%	154.4	21%
Contract drilling	41.7	4%	34.5	4%	7.0	1%

Total revenues	$1,004.9	100%	$877.2	100%	$730.1	100%

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity, could adversely impact the level of drilling and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services. In addition, the discovery rate of new oil and gas reserves in our market areas also may have an impact on our business, even in an environment of stronger oil and gas prices. For a more comprehensive discussion of our industry trends, see “General Industry Overview” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

We derive a majority of our revenues from services supporting production from existing oil and gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and gas price environments, as ongoing maintenance spending is required to sustain production. As oil and gas prices reach higher levels, demand for all of our services generally increases as our customers engage in more well servicing activities relating to existing wells to maintain or increase oil and gas production from those wells. Because our services are required to support drilling and workover activities, our revenues will vary based on changes in capital spending by our customers as oil and gas prices increase or decrease.

During 2006, our business activity levels increased due to the impact of higher oil and gas prices and the expansion of our equipment fleets. In 2007, natural gas prices declined as an excess supply of natural gas began to occur, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. By the middle of 2008, oil and natural gas prices reached historic highs. However, in the second half of 2008 there were significant decreases in oil and natural gas prices, which caused significantly lower utilization of our services in the fourth quarter of 2008. For 2009, we expect oil and gas prices to remain substantially below the levels required to support aggressive capital spending programs by our customers and that their maintenance related spending will be deferred for as long as possible. The reduced spending by our customers will result in significantly lower demand for our services and increased price competition among the service providers in each of our segments. We anticipate that utilization, revenue and margins will be substantially below 2008 levels. We do not currently believe that the changes being experienced during the first quarter of 2009 and anticipated later in 2009 will affect the Company’s compliance with the financial covenants in its debt agreements.

We will continue to evaluate opportunities to grow our business through selective acquisitions and internal growth initiatives. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention. As discussed below in “— Liquidity and Capital Resources,” we also must meet certain financial covenants in order to borrow money under our existing credit agreement to fund future acquisitions.

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

Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see “Segment Overview” below.

Recent Strategic Acquisitions and Expansions

During the period from 2006 through 2008, we grew significantly through acquisitions and capital expenditures. During 2006, we completed ten acquisitions, of which G&L Tool, Ltd. was considered significant for purposes of SFAS No. 141, “Business Combinations.” During 2007, we completed eight acquisitions, of which JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. were considered significant for purposes of SFAS No. 141. During 2008, we completed five acquisitions, of which Azurite was considered significant for purposes of SFAS No. 141.

We discuss the aggregate purchase prices and related financing issues below in “Liquidity and Capital Resources” and present the pro forma effects of the acquisition of G&L Tool, Ltd., JetStar Consolidated Holdings, Inc., Sledge Drilling Holding Corp., and Azurite in Note 3 of our historical consolidated financial statements included in this report.

Selected 2006 Acquisitions

During 2006, we made several acquisitions that complemented our existing business segments and provided an entry into the rental and fishing tool business. These included, among others:

LeBus Oil Field Service Co.

On January 31, 2006, we acquired all of the outstanding capital stock of LeBus Oil Field Service Co. (“Lebus”) for an acquisition price of $26 million, subject to adjustments. This acquisition significantly expanded our fluid services segment in the Ark-La-Tex region. The cash used to acquire LeBus was primarily from borrowings under our senior credit facility.

G&L Tool, Ltd.

On February 28, 2006, we acquired substantially all of the operating assets of G&L Tool, Ltd. (“G&L”) for total consideration of $58.5 million in cash. This acquisition provided an entry into the rental and fishing tool market and operates within our completion and remedial line of business. The purchase agreement also contained an earn-out agreement based on annual EBITDA targets. The cash used to acquire G&L was primarily from borrowings under our senior credit facility.

Chaparral Service, Inc.

On August 15, 2006, we acquired all of the outstanding capital stock and substantially all operating assets of the subsidiaries of Chaparral Service, Inc. (“Chaparral”) for total consideration of $19 million in cash, subject to adjustments. This acquisition expanded our well servicing and fluid services capabilities in the eastern New Mexico portion of the Permian Basin. The cash used to acquire Chaparral was primarily from operating cash.

Selected 2007 Acquisitions

During 2007, we made several acquisitions that complemented our existing business segments. These included, among others:

Parker Drilling Offshore USA, LLC

On January 3, 2007, we acquired two barge-mounted workover rigs and related equipment from Parker Drilling Offshore USA, LLC for total consideration of $20.5 million in cash. The acquired rigs operate in the inland waters of Louisiana and Texas as a part of Basic Marine Services.

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

Sledge Drilling Holding Corp.

On April 2, 2007, we acquired all of the outstanding capital stock of Sledge Drilling Holding Corp. (“Sledge”) for an aggregate purchase price of approximately $60.8 million, including $50.6 million in cash, of which approximately $19 million was used for the repayment of Sledge’s outstanding debt. As part of the purchase price, we issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. This acquisition allowed us to expand our drilling operations in the Permian Basin and operates in our contract drilling segment.

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

Selected 2008 Acquisitions

During 2008, we made several acquisitions that complemented our existing business segments. These included, among others:

Xterra Fishing and Rental Tools Co

On January 28, 2008, we acquired all of the outstanding capital stock of Xterra Fishing and Rental Tools Co. (“Xterra”) for total consideration of $21.1 million cash. This acquisition operates in our completion and remedial services line of business.

Azurite Services Company, Inc, Azurite Leasing Company, LLC and Freestone Disposal, L.P.

On September 26, 2008, we acquired substantially all of the operating assets of Azurite for $60.2 million in cash. This acquisition operates in our fluid services line of business.

Segment Overview

Well Servicing

In 2008, our well servicing segment represented 34% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

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

Our well servicing rig fleet increased from a weighted average number of 325 rigs in the first quarter of 2006 to 414 in the fourth quarter of 2008 through a combination of newbuild purchases, acquisitions, and other individual equipment purchases.

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2006, 2007 and 2008:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%

2006:
First Quarter	325	208,700	89.8%	$349	$157	44.9%
Second Quarter	337	219,300	91.0%	$365	$165	45.2%
Third Quarter	351	226,300	90.2%	$379	$175	46.1%
Fourth Quarter	360	213,900	83.1%	$398	$174	43.8%
Full Year	344	868,200	88.2%	$373	$168	45.0%
2007:
First Quarter	364	210,800	81.0%	$411	$174	42.2%
Second Quarter	371	207,700	78.3%	$415	$163	39.5%
Third Quarter	383	212,100	77.7%	$414	$166	40.0%
Fourth Quarter	386	200,600	72.7%	$409	$159	38.8%
Full Year	376	831,200	77.3%	$412	$166	40.1%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
Second Quarter	403	222,300	77.1%	$400	$152	37.9%
Third Quarter	412	233,000	79.1%	$418	$156	37.3%
Fourth Quarter	414	182,400	61.6%	$418	$141	33.8%
Full Year	405	840,200	72.5%	$408	$152	37.3%

We gauge activity levels in our well servicing rig operations based on rig utilization rate, revenue per rig hour and profits per rig hour.

Fluid Services

In 2008, our fluid services segment represented 32% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site constructions services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2006, 2007 and 2008 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%

2006:
First Quarter	529	$101	$37	36.4%
Second Quarter	568	$109	$42	38.2%
Third Quarter	614	$105	$38	36.7%
Fourth Quarter	640	$103	$39	38.0%
Full Year	588	$417	$156	37.4%
2007:
First Quarter	652	$98	$37	37.5%
Second Quarter	657	$96	$35	36.1%
Third Quarter	653	$97	$35	35.7%
Fourth Quarter	656	$104	$37	35.7%
Full Year	655	$396	$144	36.2%
2008:
First Quarter	644	$111	$39	35.0%
Second Quarter	663	$109	$36	33.1%
Third Quarter	683	$121	$43	35.8%
Fourth Quarter	804	$111	$42	38.1%
Full Year	699	$452	$161	35.6%

We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.

Completion and Remedial Services

In 2008, our completion and remedial services segment represented 30% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, rental and fishing tool operations, cased-hole wireline services and underbalanced drilling.

Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the southwest Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was approximately 139,000 horsepower at December 31, 2008 compared to 120,000 horsepower at December 31, 2007 and 58,000 horsepower at December 31, 2006.

We entered the rental and fishing tool business through our acquisition of G&L in the first quarter of 2006. This acquisition consisted of 16 rental and fishing tool stores in the North Texas, West Texas, and Oklahoma markets. We have since further expanded this business line with several acquisitions and had 20 rental and fishing tool stores as of December 31, 2008.

We entered the wireline business in 2004 with our acquisition of AWS Wireline, a regional firm based in North Texas. We entered the underbalanced drilling services business in 2004 through our acquisition of Energy Air Drilling Services, a business operating in northwest New Mexico and the western slope of Colorado markets. For a description of our wireline and underbalanced drilling services, please read “Overview of Our Segments and Services — Completion and Remedial Services Segment” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

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

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2006, 2007 and 2008 (dollars in thousands):

		Segment
	Revenues	Profits%

2006:
First Quarter	$27,455	49.5%
Second Quarter	$40,939	53.1%
Third Quarter	$42,109	51.3%
Fourth Quarter	$43,909	51.2%
Full Year	$154,412	51.5%
2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
Third Quarter	$66,304	47.6%
Fourth Quarter	$64,515	46.2%
Full Year	$240,692	47.7%
2008:
First Quarter	$68,458	47.7%
Second Quarter	$79,579	46.4%
Third Quarter	$85,541	45.3%
Fourth Quarter	$70,748	43.0%
Full Year	$304,326	45.6%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.

Contract Drilling

In 2008, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a daywork daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig.

Our contract drilling rig fleet grew from two during the first quarter of 2006 to nine by the fourth quarter of 2008, due to the Sledge acquisition in April 2007.

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2006, 2007, and 2008 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits (Loss)	Segment
	Rigs	Days	Per Day	Per Day	Profits%

2006:
First Quarter	2	12	N.M.	N.M.	N.M.
Second Quarter	2	104	$11,700	$(4,900)	−45.2%
Third Quarter	2	160	$14,700	$1,600	10.9%
Fourth Quarter	3	208	$13,300	$(1,600)	−11.7%
Full Year	2	484	$14,400	$(3,000)	−20.5%
2007:
First Quarter	3	168	$11,500	$(5,200)	−44.9%
Second Quarter	8	594	$17,200	$6,900	39.5%
Third Quarter	9	723	$15,700	$6,700	42.4%
Fourth Quarter	10	748	$14,600	$5,300	36.3%
Full Year	8	2,233	$15,400	$5,400	34.7%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
Second Quarter	9	699	$14,800	$4,000	27.2%
Third Quarter	9	767	$15,600	$5,600	35.6%
Fourth Quarter	9	666	$14,900	$5,400	36.2%
Full Year	9	2,777	$15,000	$4,700	31.4%

We gauge activity levels in our drilling operations based on rig operating days, revenue per day, and profits per drilling day. The results of the first quarter 2006 are not considered meaningful, due to the start-up nature of the drilling operations, and the fact that only twelve operating days were completed in this quarter.

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

Income Taxes.  We account for income taxes based upon SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.

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

Depreciation and Amortization.  In order to depreciate and amortize our property and equipment and our intangible assets with finite lives, we estimate the useful lives and salvage values of these items. Our estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry.

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

Impairment of Goodwill.  Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of our goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

In step one of the annual impairment test and due to the adverse equity market conditions affecting the Company’s common stock price and the declines in oil and natural gas prices in the fourth quarter of 2008 and continuing into 2009, the Company tested its four reporting units, well servicing, fluid services, completion and remedial services, and contract drilling, for impairment. To estimate the fair value of the reporting units the Company used a weighting of the discounted cash flow method, the guideline transaction method, and the public company guideline method. The Company weighted the discounted cash flow method 85% in its analysis and the other two methods combined 15% due to differences between the Company’s reporting units and the peer companies size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed. The control premium used in the reconciliation was derived from a market transaction data study along with historical control premiums from other Basic acquisitions. The measurement date for the stock price for the reconciliation was the closing price on December 31, 2008.

Based on the results of step one, impairment was indicated in the contract drilling reporting unit but not in the other three reporting units. As a result the Company tested the contract drilling reporting unit’s long-lived assets for impairment under SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), which indicated no impairment. The Company performed step two for the contract drilling unit by allocating the estimated fair value to the tangible and intangible assets and liabilities, which indicated that the entire value of the goodwill in contract drilling of $22.5 million was impaired. This non-cash charge eliminates the goodwill recorded in connection with the Sledge acquisition in 2007. The goodwill associated with this acquisition has no tax basis, and accordingly, there is no tax benefit derived from recording the impairment charge. Further declines in the Company’s stock price and general market conditions may be considered as a triggering event for the first quarter of 2009. If this is the case, the Company will analyze its goodwill as of March 31, 2009 and potentially record further goodwill impairments in its well servicing, fluid services and/or completion and remedial services reporting units.

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

Fair Value of Assets Acquired and Liabilities Assumed.  We estimate the fair value of assets acquired and liabilities assumed in business combinations, which involves the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair value of property and equipment, intangible assets and the resulting amount of goodwill, if any. We test annually for impairment of the goodwill and intangible assets with indefinite useful lives recorded in business combinations. This requires us to estimate the fair values of our own assets and liabilities at the reporting unit level. Therefore, considerable judgment, similar to that described above in connection with our estimation of the fair value of acquired company, is required to assess goodwill and certain intangible assets for impairment.

Cash Flow Estimates.  Our estimates of future cash flows are based on the most recent available market and operating data for the applicable asset or reporting unit at the time the estimate is made. Our cash flow estimates are used for asset impairment analyses.

Stock-Based Compensation.  On January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Prior to January 1, 2006, we accounted for share-based payments under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, “Accounting for stock Issued to Employees” (“APB No. 25”) which was permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”).

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

Asset Retirement Obligations.  SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS No. 143”) requires us to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset, depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlement of obligations.

Results of Operations

The results of operations between periods will not be comparable, primarily due to the significant number of acquisitions made and their relative timing in the year acquired. See Note 3 of the notes to our historical consolidated financial statements for more detail.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Revenues.  Revenues increased by 15% to $1.0 billion in 2008 from $877.2 million in 2007. This increase was primarily due to acquisitions in the completion and remedial services and fluid services segments, and to the internal expansion of our business segments.

Well servicing revenues increased by less than 1% to $343.1 million in 2008 compared to $342.7 million in 2007. Revenue remained relatively flat due to the increase in rig hours to 840,200 in 2008 as compared to 831,200 in 2007 being offset by a decrease in revenue per rig hour to $408 in 2008 from $412 in 2007. Similarly, an increase in the weighted average number of rigs was offset by lower utilization rates. Our weighted average number of rigs increased to 405 in 2008 from 376 in 2007. The increase was due to the addition of 22 newbuild rigs, 13 rigs from acquisitions and the conversion of one drilling rig to workover mode, offset by the retirement of 9 rigs in 2008. The rig utilization rate for our well servicing rigs declined to 73% in 2008 compared to 77% in 2007.

Fluid services revenues increased by 22% to $315.8 million in 2008 compared to $259.3 million in 2007. This increase was primarily due to the Azurite acquisition and internal growth. The Azurite acquisition added 98 trucks, 632 frac tanks and six disposal wells, which increased revenues by approximately $10.9 million in 2008. Our weighted average number of fluid service trucks increased to 699 in 2008 compared to 655 in 2007, an increase of approximately 7%. During 2008, our average revenue per fluid service truck was approximately $452,000 as compared to $396,000 in 2007.

Completion and remedial services revenues increased by 26% to $304.3 million in 2008 as compared to $240.7 million in 2007. The increase in revenue between these periods was primarily the result of the acquisition of JetStar in March 2007, Xterra in January 2008 and Triple N Services, Inc. (“Triple N”) in May 2008. The yards associated with the JetStar acquisition added approximately $20.9 million more in revenue in 2008 compared to 2007, the Xterra yards added $17.7 million in revenues for 2008 and the Triple N yards added $4.7 million in revenues for 2008. There was also improved utilization for our services in 2008 due to higher oil and natural gas prices for the majority of 2008.

Contract drilling revenues increased by 21% to $41.7 million in 2008 compared to $34.5 million in 2007. The increase was due mainly to the acquisition of Sledge in April 2007, which added approximately $3.9 million more in revenues in 2008 compared to 2007. There was also an increase in rig operating days to 2,777 in 2008 compared to 2,233 in 2007, an increase of 24%. Revenue per drilling day was $15,000 in 2008 compared to $15,400 in 2007, a decrease of 3%.

Direct Operating Expenses.  Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, and maintenance and repair costs, increased by 18% to $612.6 million in 2008 from $518.9 million in 2007. This increase was primarily due to the acquisitions we completed in 2008, the expansion of our well servicing rig and fluid service truck fleets, and increases in personnel and related benefit costs. Direct operating expenses increased to 61.0% of revenues in 2008 from 59.2% in 2007.

Direct operating expenses for the well servicing segment increased by 5% to $215.2 million in 2008 as compared to $205.1 million in 2007 due primarily to the expansion of our well servicing rig fleet. Segment profits decreased to 37.3% of revenues in 2008 compared to 40.1% in 2007, which reflects higher fuel costs in 2008 and higher labor costs since we generally retain our rig crews during times of lower utilization.

Direct operating expenses for the fluid services segment increased by 23% to $203.2 million in 2008 as compared to $165.3 million in 2007 due primarily to the expansion of our fluid services fleet. The Azurite acquisition added approximately $7.2 million in operating expense in 2008. Segment profits decreased slightly to 35.6% of revenues in 2008 compared to 36.2% in 2007, mainly due to higher fuel costs.

Direct operating expenses for the completion and remedial services segment increased by 31% to $165.6 million in 2008 as compared to $125.9 million in 2007 due primarily to the expansion of our services and equipment, including the JetStar, Xterra and Triple N acquisitions, and higher operating costs. JetStar operating expenses were approximately $18.3 million more in 2008 than in 2007, Xterra operating expenses were $7.6 million in 2008 and Triple N operating expenses were $2.1 million in 2008. Our segment profits decreased to 45.6% of revenues in 2008 from 47.7% in 2007, as we experienced higher fuel costs and increases in costs of the materials used in our pressure pumping operations.

Direct operating expenses for the contract drilling segment increased by 27% to $28.6 million in 2008 as compared to $22.5 million in 2007. The Sledge acquisition added approximately $6.6 million of operating expenses. Our segment profits decreased to 31.4% of revenues in 2008 from 34.7% in 2007, as we experienced increased fuel and transportation expense.

General and Administrative Expenses.  General and administrative expenses increased by 16% to $115.3 million in 2008 from $99.0 million in 2007, which included $4.1 million and $4.0 million of stock-based compensation expense in 2008 and 2007, respectively. The increase primarily reflects higher salary and office expenses related to the expansion of our business.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $118.6 million in 2008, as compared to $93.0 million in 2007, reflecting the increase in the size of and investment in our asset base. We invested $110.9 million for acquisitions, $50.7 million for capital leases and an additional $91.9 million for capital expenditures in 2008.

Goodwill Impairment.  In the fourth quarter of 2008, we recorded a non-cash charge totaling $22.5 million to impair the contract drilling goodwill.

Interest Expense.  Interest expense decreased by 2% to $26.8 million in 2008 from $27.4 million in 2007. The decrease was due primarily to lower interest rates on our revolving line of credit, which was offset by an increase in interest expense due to the $30.0 million draw down on our revolver in September 2008.

Other Income and Expense.  Other income and expense included $18.2 million of merger costs associated with the terminated merger agreement with Grey Wolf, Inc., offset by termination payments received from Grey Wolf, Inc. for $30.0 million.

Income Tax Expense.  Income tax expense was $55.1 million in 2008, as compared to $52.8 million in 2007. Our effective tax rate was approximately 45% in 2008 and 38% in 2007.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Revenues.  Revenues increased by 20% to $877.2 million in 2007 from $730.1 million in 2006. This increase was primarily due to acquisitions in the completion and remedial services and well servicing segments, and to the internal expansion of our business segments, mainly well servicing.

Well servicing revenues increased by 6% to $342.7 million in 2007 compared to $323.8 million in 2006. The increase was mainly due to internal growth of this segment as we added 45 newbuild rigs to our fleet in 2007. Our weighted average number of well servicing rigs increased to 376 in 2007 compared to 344 in 2006, an increase of approximately 9%. The rig utilization rate for our well servicing rigs declined to 77% in 2007 compared to 88% in 2006. This decline was due to stabilization of industry markets after experiencing significant growth throughout 2005 and 2006. The effect on revenue from this lower rig utilization rate was partially offset by an increase of 10% in our revenue per rig hour from 2006, which increased to $412 per rig hour, and the expansion of our well servicing fleet.

Fluid services revenues increased by 6% to $259.3 million in 2007 compared to $245.0 million in 2006. This increase was primarily due to our internal growth and acquisitions. The Steve Carter Inc. and Hughes Services Inc. acquisition added 22 trucks to our fleet and increased revenues by approximately $2.2 million for the fourth quarter of 2007. Our weighted average number of fluid service trucks increased to 655 in 2007 compared to 588 in 2006, an increase of approximately 11%. During 2007, our average revenue per fluid service truck was approximately $396,000 as compared to $417,000 in 2006.

Completion and remedial services revenues increased by 56% to $240.7 million in 2007 as compared to $154.4 million in 2006. The increase in revenue between these periods was primarily the result of the acquisition of JetStar in March 2007, which added revenues of $57.1 million, and improved pricing and utilization of our services.

Contract drilling revenues increased by 394% to $34.5 million in 2007 compared to $7.0 million in 2006. The increase was due mainly to the acquisition of Sledge, which added revenues of $23.9 million. Revenue per drilling day was $15,400 in 2007 compared to $14,400 in 2006, an increase of 7%.

Direct Operating Expenses.  Direct operating expenses, which primarily consist of labor, including worker’s compensation and health insurance, and maintenance and repair costs, increased by 25% to $518.9 million in 2007 from $414.9 million in 2006. This increase was primarily due to the acquisitions we completed in 2007, the expansion of our well servicing rig and fluid service truck fleets, and increases in personnel and related benefit costs. Direct operating expenses increased to 59.2% of revenues in 2007 from 56.8% in 2006.

Direct operating expenses for the well servicing segment increased by 15% to $205.1 million in 2007 as compared to $178.0 million in 2006 due primarily to the expansion of our well servicing rig fleet. Segment profits decreased to 40.1% of revenues in 2007 compared to 45.0% in 2006, which reflects higher labor costs as we retained our rig crews during times of lower utilization.

Direct operating expenses for the fluid services segment increased by 8% to $165.3 million in 2007 as compared to $153.4 million in 2006 due primarily to the expansion of our fluid services fleet and higher labor costs. Segment profits decreased to 36.2% of revenues in 2007 compared to 37.4% in 2006.

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

Direct operating expenses for the contract drilling segment increased by 168% to $22.5 million in 2007 as compared to $8.4 million in 2006. The increase was primarily due to the acquisition of Sledge, which added $11.7 million of operating expenses.

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

Loss on Early Extinguishment of Debt.  In April 2006, we used the proceeds from our issuance of $225 million aggregate principal amount of senior notes to pay in full our Term B Loan under our previous senior credit facility. In connection with the payment on the Term B Loan, we recognized a loss on the early extinguishment of debt and wrote-off unamortized debt issuance costs of approximately $2.7 million.

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our Fourth Amended and Restated Credit Agreement (the “2007 Credit Facility”) and availability under our 2007 Credit Facility, under which approximately $28.8 million of borrowing capacity was available at December 31, 2008. As of December 31, 2008, we had cash and cash equivalents of $111.1 million compared to $91.9 million as of December 31, 2007. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $212.8 million for the year ended December 31, 2008 as compared to $198.6 million in 2007 and $145.7 million in 2006. The increase in 2008 was due primarily to higher revenues being partially offset by an increase in accounts receivable and other working capital changes. The increase in operating cash flows in 2007 compared to 2006 was primarily due to higher revenue and working capital changes.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for 2008 were $202.8 million as compared to $298.2 million in 2007, and $240.1 million in 2006. In 2008, 2007 and 2006, the majority of our capital expenditures were for business acquisitions. We also added assets through our capital lease program of approximately $50.7 million, $26.8 million and $26.4 million in 2008, 2007 and 2006, respectively.

For 2009, we currently have planned approximately $40 million in cash capital expenditures and $22 million in new capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business. The $40 million of cash capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $84.7 million at December 31, 2008, the availability under our 2007 Credit Facility of $28.8 million at December 31, 2008 and a cash balance of $111.1 million at December 31, 2008. In 2008, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations, and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2008 (in thousands):

	Obligations Due in Periods Ended
	December 31,
Contractual Obligations	Total	2009	2010-2011	2012-2013	Thereafter

Long-term debt (excluding capital leases)	$405,000	$—	$180,000	$—	$225,000
Interest on long-term debt	134,166	24,851	40,515	32,062	36,738
Capital leases	75,323	26,063	36,292	12,968	—
Operating leases	22,322	4,543	7,845	4,714	5,220
Asset retirement obligations	1,797	—	565	48	1,184
Other long-term liabilities	4,557	1,908	1,311	985	353

Total	$643,165	$57,365	$266,528	$50,777	$268,495

Our long-term debt, excluding capital leases, consists primarily of revolver indebtedness outstanding under our 2007 Credit Facility. Interest on long-term debt relates to our future contractual interest obligation on our $225 million 7.125% Senior Notes due 2016 and $180 million outstanding under our 2007 Credit Facility. Interest on our 2007 Credit Facility is payable based upon the amount outstanding at December 31, 2008, at an interest rate of LIBOR plus 125 basis points. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

The table above does not reflect any additional payments that we may be required to make pursuant to contingent earn-out agreements that are associated with certain acquisitions. At December 31, 2008, we had a maximum potential obligation of $22.0 million related to the contingent earn-out agreements. This amount does not include the balance owed for an acquisition with no maximum earn-out exposure. In this situation, we will pay to the sellers an amount for each of the five consecutive 12 month periods equal to 50% of the amount by which annual EBITDA targets are exceeded. See Note 3 of the notes to our historical consolidated financial statements for additional detail.

At December 31, 2008, of the $225 million in financial commitments under the revolving line of credit under our 2007 Credit Facility, there was only $28.8 million of available capacity due to the outstanding balance of $180 million and the $16.2 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100 million aggregate principal amount at any time. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness.

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

Senior Notes

In April 2006, we completed a private offering for $225 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016. The Senior Notes are jointly and severally guaranteed by each of our subsidiaries. The net proceeds from the offering were used to retire the outstanding Term B Loan balance and to pay down the outstanding balance under our previous senior credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.

We issued the Senior Notes pursuant to an indenture, dated as of April 12, 2006, by and among us, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee.

Interest on the Senior Notes accrues at a rate of 7.125% per year. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Notes mature on April 15, 2016. The Senior Notes and the guarantees are unsecured and will rank equally with all of our and the guarantors’ existing and future unsecured and unsubordinated obligations. The Senior Notes and the guarantees will rank senior in right of payment to any of our and the guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes and the guarantees. The Senior Notes and the guarantees are effectively subordinated to our and the guarantors’ secured obligations, including our senior credit facility, to the extent of the value of the assets securing such obligations.

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

2007 Credit Facility

On February 6, 2007, we amended and restated our existing credit agreement by entering into the 2007 Credit Facility. At December 31, 2008, we had $180 million outstanding under this facility. The amendments contained in the 2007 Credit Facility included:

•	eliminating the $90 million class of Term B Loans;

•	creating a new class of Revolving Loans, which increased the lenders’ total revolving commitments from $150 million to $225 million;

•	increasing the “Incremental Revolving Commitments” from $75.0 million to an aggregate principal amount of $100 million;

•	changing the applicable margins for Alternative Base Rate or Eurodollar revolving loans;

•	amending the negative covenants relating to our ability to incur indebtedness and liens, to add tests based on a percentage of our consolidated tangible assets in addition to fixed dollar amounts, or to increase applicable dollar limits on baskets or other tests for permitted indebtedness or liens;

•	amending the negative covenants relating to our ability to pay dividends, or repurchase or redeem our capital stock, in order to conform more closely with permitted payments under our Senior Notes; and

•	eliminating certain restrictions on our ability to create or incur certain lease obligations.

Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. We incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.

At our option, borrowings under the Revolver bear interest at either (1) the “Alternative Base Rate” (i.e., the higher of the bank’s prime rate or the federal funds rate plus .50% per year) plus a margin ranging from 0.25% to 0.5% or (2) an “Adjusted LIBOR Rate” (equal to (a) the London Interbank Offered Rate (the “LIBOR rate”) as determined by the Administrative Agent in effect for such interest period divided by (b) one minus the Statutory Reserves, if any, for such borrowing for such interest period) plus a margin ranging from 1.25% to 1.5%. The margins vary depending on our leverage ratio. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.25% to 1.5% for participation fees and 0.125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at a rate of 0.375%.

Pursuant to the 2007 Credit Facility, we must apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, including:

•	assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis;

•	100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances; and

•	50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).

The 2007 Credit Facility contains various restrictive covenants and compliance requirements, including the following:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent;

•	limitations on dividends and distributions; and

•	various financial covenants, including:

•	a maximum leverage ratio of 3.25 to 1.00, and

•	a minimum interest coverage ratio of 3.00 to 1.00.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of December 31, 2008, we had total capital leases of approximately $75.3 million.

Losses on Extinguishment of Debt

In February 2007 and April 2006, we recognized a loss on the early extinguishment of debt. In February 2007, we wrote off unamortized debt issuance costs of approximately $0.2 million, which related to our previous senior credit facility. In April 2006, we wrote off unamortized debt issuance costs of approximately $2.7 million, which related to the prepayment of the Term B Loan under our previous senior credit facility.

Credit Rating Agencies

Our Senior Notes are currently rated BB- and B1 by Standard and Poor’s and Moody’s, respectively. Our 2007 Credit Facility maintains ratings of BB+ and Ba1 from Standard and Poor’s and Moody’s, respectively.

Preferred Stock

At December 31, 2008 and December 31, 2007, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Net Operating Losses

As of December 31, 2008, we had approximately $2.3 million of NOL carryforwards related to the pre-acquisition period of FESCO Holdings, Inc., which is subject to an annual limitation of approximately $892,000. The carryforwards begin to expire in 2017.

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, Fair Value Measurements (SFAS 157), which became effective for financial assets and liabilities of the Company on January 1, 2008 and non-financial assets and liabilities of the Company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. The impact, if any, to the Company from the adoption of SFAS 157 in 2009 will depend on the Company’s assets and liabilities at that time that are required to be measured at fair value.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations (SFAS 141R), which became effective for the Company on January 1, 2009. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement

No. 6, “Elements of Financial Statements.” Any acquisition related costs are to be expensed instead of capitalized. The impact to the Company from the adoption of SFAS 141R in 2009 will depend on acquisitions at the time.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements (SFAS 160), which became effective for the Company on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which became effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on a company’s financial position, financial performance and cash flows. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

In June 2008, the FASB issued Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on its EPS disclosures.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, we had $180 million outstanding under the revolving portion of our 2007 Credit Facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.8 million annually and a decrease in net income of approximately $996,000.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Basic Energy Services, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2008, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively “Azurite”) during 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 any internal control evaluation over financial reporting the associated total assets of approximately $60.2 million and total revenues of approximately $10.9 million included in the consolidated financial statements of Basic Energy Services Inc. and subsidiaries as of and for the year ended December 31, 2008.

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

We have audited Basic Energy Services, Inc’s (the Company) internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, L.P. (collectively, “Azurite”) during 2008, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008, Azurite’s internal control over financial reporting associated with total assets of $60.2 million and total revenues of $10.9 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2008. Our audit of internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of Azurite.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008, and our report dated March 6, 2009 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
March 6, 2009

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2008 and 2007, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2008. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2008, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 6, 2009 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
March 6, 2009

Basic Energy Services, Inc.

Consolidated Balance Sheets

	December 31,
	2008	2007
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$111,135	$91,941
Trade accounts receivable, net of allowance of $5,838 and $6,090, respectively	172,930	138,384
Accounts receivable — related parties	148	91
Federal income tax receivable	3,324	1,130
Inventories	11,937	11,034
Prepaid expenses	6,838	6,999
Other current assets	6,508	6,353
Deferred tax assets	11,081	10,593

Total current assets	323,901	266,525

Property and equipment, net	740,879	636,924
Deferred debt costs, net of amortization	5,132	6,100
Goodwill	202,749	204,963
Other intangible assets	36,004	26,975
Other assets	2,046	2,122

Total assets	$1,310,711	$1,143,609

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$28,291	$22,146
Accrued expenses	47,139	51,003
Current portion of long-term debt	26,063	17,413
Other current liabilities	658	1,474

Total current liabilities	102,151	92,036

Long-term debt	454,260	406,306
Deferred tax liabilities	149,591	114,604
Other long-term liabilities	9,705	5,842
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2008 and December 31, 2007, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 41,734,485 shares issued and 40,851,862 shares outstanding at December 31, 2008; and 40,925,530 shares issued and 40,896,217 shares outstanding at December 31, 2007	417	409
Additional paid-in capital	325,785	314,705
Retained earnings	277,173	209,707
Treasury stock, 882,623 and 29,313 shares at December 31, 2008 and 2007, respectively	(8,371)	—

Total stockholders’ equity	595,004	524,821

Total liabilities and stockholders’ equity	$1,310,711	$1,143,609

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income

	Years Ended December 31
	2008	2007	2006
	(Dollars in thousands, except per share amounts)

Revenues:
Well servicing	$343,113	$342,697	$323,755
Fluid services	315,768	259,324	245,011
Completion and remedial services	304,326	240,692	154,412
Contract drilling	41,735	34,460	6,970

Total revenues	1,004,942	877,173	730,148

Expenses:
Well servicing	215,243	205,132	178,028
Fluid services	203,205	165,327	153,445
Completion and remedial services	165,574	125,948	74,981
Contract drilling	28,629	22,510	8,400
General and administrative, including stock-based compensation of $4,149, $3,964 and $3,429 in 2008, 2007 and 2006, respectively	115,319	99,042	81,318
Depreciation and amortization	118,607	93,048	62,087
Loss on disposal of assets	76	477	277
Goodwill impairment	22,522	—	—

Total expenses	869,175	711,484	558,536

Operating income	135,767	165,689	171,612
Other income (expense):
Interest expense	(26,766)	(27,416)	(17,466)
Interest income	2,136	2,280	1,962
Loss on early extinguishment of debt	—	(230)	(2,705)
Other income	12,235	176	169

Income from continuing operations before income taxes	123,372	140,499	153,572
Income tax expense	(55,134)	(52,766)	(54,742)

Net income	68,238	87,733	98,830
Basic earnings per share of common stock:

Net income available to common stockholders	$1.67	$2.19	$2.87

Diluted earnings per share of common stock:

Net income available to common stockholders	$1.64	$2.13	$2.56

Comprehensive income:
Net income	$68,238	$87,733	$98,830
Unrealized gains on hedging activities	—	—	51
Less: reclassification adjustment for gain included in net income	—	—	(287)

Comprehensive income:	$68,238	$87,733	$98,594

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

							Accumulated
			Additional			Retained	Other	Total
	Common Stock		Paid-In	Deferred	Treasury	Earnings	Comprehensive	Stockholders’
	Shares	Amount	Capital	Compensation	Stock	(Deficit)	Income	Equity
	(In thousands, except share data)

Balance — December 31, 2005	33,931,935	$339	$239,218	$(7,341)	$(2,531)	$28,654	$236	$258,575
Adoption of Statement of Financial Accounting Standard No. 123R	—	—	(7,341)	7,341	—	—	—	—
Amortization of deferred compensation	—	—	3,429	—	—	—	—	3,429
Unrealized gain on interest rate swap agreement	—	—	—	—	—	—	51	51
Settlement of interest rate swap agreement	—	—	—	—	—	—	(287)	(287)
Offering costs	—	—	(227)	—	—	—	—	(227)
Exercise of stock warrants	4,350,000	44	17,357	—	—	—	—	17,401
Purchase of treasury stock	—	—	—	—	(3,218)	—	—	(3,218)
Exercise of stock options	15,670	—	4,091	—	5,749	(5,144)	—	4,696
Net income	—	—	—	—	—	98,830	—	98,830

Balance — December 31, 2006	38,297,605	383	256,527	—	—	122,340	—	379,250
Issuance of restricted stock	229,100	2	(2)	—	—	—	—	—
Amortization of share based compensation	—	—	3,873	—	—	—	—	3,873
Stock issued as compensation to Chairman of the Board	4,000	—	91	—	—	—	—	91
Stock issued in JetStar Consolidated Holdings, Inc. acquisition	1,794,759	18	41,011	—	—	—	—	41,029
Stock issued in Sledge Drilling Holding Corp acquisition	430,191	4	10,161	—	—	—	—	10,165
Purchase of treasury stock	—	—		—	(462)	—	—	(462)
Exercise of stock options	169,875	2	3,044	—	462	(366)	—	3,142
Net income	—	—		—	—	87,733	—	87,733

Balance — December 31, 2007	40,925,530	409	314,705	—	—	209,707	—	524,821
Issuances of restricted stock	361,700	4	(25)	—	21	—	—	—
Amortization of share based compensation	—	—	4,064	—	—	—	—	4,064
Treasury stock issued as compensation to Chairman of the Board	—	—	—	—	89	(4)	—	85
Purchase of treasury stock	—	—	—	—	(9,994)	—	—	(9,994)
Exercise of stock options	447,255	4	7,041	—	1,513	(768)	—	7,790
Net income	—	—	—	—	—	68,238	—	68,238

Balance — December 31, 2008	41,734,485	$417	$325,785	$—	$(8,371)	$277,173	$—	$595,004

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2008	2007	2006
	(In thousands)

Cash flows from operating activities:
Net income	$68,238	$87,733	$98,830
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	118,607	93,048	62,087
Goodwill impairment	22,522	—	—
Accretion on asset retirement obligation	131	115	78
Change in allowance for doubtful accounts	(252)	2,127	1,188
Amortization of deferred financing costs	968	962	804
Non-cash compensation	4,149	3,964	3,429
Loss on early extinguishment of debt	—	230	2,705
Loss on disposal of assets	76	477	277
Deferred income taxes	30,165	15,285	2,611
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(32,411)	4,396	(32,933)
Inventories	(558)	(328)	(714)
Prepaid expenses and other current assets	2,348	6,325	(6,771)
Other assets	47	(753)	(450)
Accounts payable	4,759	(1,237)	5,128
Excess tax benefits from exercise of employee stock options	(5,062)	(2,169)	(4,022)
Income tax payable	2,963	(11,262)	6,344
Other liabilities	1,217	(332)	(171)
Accrued expenses	(5,080)	10	7,258

Net cash provided by operating activities	212,827	198,591	145,678

Cash flows from investing activities:
Purchase of property and equipment	(91,890)	(98,536)	(104,574)
Proceeds from sale of assets	8,184	6,815	5,560
Payments for other long-term assets	(2,683)	(2,709)	(6,769)
Payments for businesses, net of cash acquired	(110,913)	(199,673)	(135,568)

Net cash used in investing activities	(197,302)	(294,103)	(241,351)

Cash flows from financing activities:
Proceeds from debt	30,000	150,000	305,546
Payments of debt	(24,126)	(15,838)	(204,793)
Purchase of treasury stock	(9,994)	(462)	(3,218)
Offering costs related to initial public offering	—	—	(227)
Excess tax benefits from exercise of employee stock options	5,062	2,169	4,022
Tax withholding from exercise of stock options	(4,174)	(1,290)	(1,310)
Exercise of employee stock options	6,901	2,265	1,984
Proceeds from exercise stock warrants	—	—	17,401
Deferred loan costs and other financing activities	—	(756)	(5,212)

Net cash provided by financing activities	3,669	136,088	114,193

Net increase (decrease) in cash and equivalents	19,194	40,576	18,520
Cash and cash equivalents — beginning of year	91,941	51,365	32,845

Cash and cash equivalents — end of year	$111,135	$91,941	$51,365

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006

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

Basic revised its reportable business segments beginning in the first quarter of 2008, and in connection therewith restated the corresponding items of segment information for earlier periods. The new operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services is consolidated with our Fluid Services segment. These changes reflect Basic’s operating focus in compliance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.”

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

Estimates, Risks and Uncertainties

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

Oil and gas prices decreased significantly in the second half of 2008 which resulted in lower utilization of the Company’s services in the fourth quarter of 2008. For 2009, the Company expects oil and gas prices to remain substantially below the levels required to support aggressive capital spending programs by its customers and that maintenance related spending by customers will be deferred as long as possible. The Company expects the reduced spending level by its customers will result in lower demand for its services and increased price competition among

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

service providers in all segments of its business which will negatively affect the Company’s revenue and gross margins.

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

Fluid Services — Fluid services consist primarily of the sale, transportation, storage and disposal of fluids used in drilling, production and maintenance of oil and natural gas wells. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

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

Contract Drilling — Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices these jobs by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in operations. All property and equipment are depreciated or amortized (to the extent of estimated salvage values) on the straight-line method and the estimated useful lives of the assets are as follows:

Building and improvements	20-30 years
Well servicing units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Frac/test tanks	10 years
Pressure pumping equipment	5-10 years
Construction equipment	3-10 years
Contract drilling equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	3-15 years
Aircraft	20 years
Software and computers	3 years

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

Deferred debt costs were approximately $7.6 million net of accumulated amortization of $2.4 million, and $7.6 million net of accumulated amortization of $1.5 million at December 31, 2008 and December 31, 2007, respectively. Amortization of deferred debt costs totaled approximately $968,000, $962,000 and $804,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

In 2006, Basic recognized a loss on early extinguishment of debt related to deferred debt costs. (See note 5)

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In step one of the annual impairment test and due to the adverse equity market conditions affecting the Company’s common stock price and the declines in oil and natural gas prices in the fourth quarter of 2008 and continuing into 2009, the Company tested its four reporting units, well servicing, fluid services, completion and remedial services, and contract drilling, for impairment. To estimate the fair value of the reporting units, the Company used a weighting of the discounted cash flow method, the guideline transaction method, and the public company guideline company method. The Company weighted the discounted cash flow method 85% in its analysis and the other two methods combined 15% due to differences between the Company’s reporting units and the peer companies size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market cap was performed. The control premium used in the reconciliation was derived from a market transaction data study along with historical control premiums from the Company’s other acquisitions. The measurement date for the stock price for the reconciliation was the closing price on December 31, 2008.

Based on the results of step one, impairment was indicated in the contract drilling reporting unit but not in the other three reporting units. As a result, the Company tested the contract drilling reporting unit’s long-lived assets for impairment under SFAS No. 144, which indicated no impairment. The Company performed step two for the contract drilling unit by allocating the estimated fair value to the tangible and intangible assets and liabilities, which indicated that the entire value of the goodwill in contract drilling of $22.5 million was impaired. This non-cash charge eliminates the goodwill recorded in connection with the Sledge acquisition in 2007. The goodwill associated with this acquisition has no tax basis, and accordingly, there is no tax benefit derived from recording the impairment charge. Further declines in the Company’s stock price and general market conditions may be considered as a triggering event for the first quarter of 2009. If this is the case, the Company will analyze its goodwill as of March 31, 2009 and potentially record further goodwill impairments in its well servicing, fluid services and/or completion and remedial services reporting units.

Intangible assets subject to amortization under SFAS No. 142 consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $35.4 million and $23.8 million as of December 31, 2008 and 2007, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.4 million and $5.2 million at December 31, 2008 and 2007, respectively. Accumulated amortization related to these intangible assets totaled approximately $3.8 and $2.1 million at December 31, 2008 and 2007, respectively. Amortization expense for the years ended December 31, 2008, 2007 and 2006 was approximately $2.8 million, $773,000, and $650,000, respectively. Amortization expense

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

for the next five succeeding years is estimated to be approximately $3.2 million, $3.1 million, $3.0 million, $2.6 million, and $2.4 million in 2009, 2010, 2011, 2012, and 2013, respectively.

Amortizable Intangible Assets at December 31, 2008 (in thousands):
Customer Relationships	$35,441
Accumulated Amortization Customer Relationships	(1,879)
Non-Compete Agreements	4,392
Accumulated Amortization Non-Compete Agreements	(1,950)

Total Amortizable Intangible Assets	$36,004

Customer relationships are amortized over a 15 year life. Non-Compete Agreements are amortized over a five year life.

Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and contract drilling. The goodwill allocated to such reporting units as of December 31, 2008 was $29.9 million, $49.3 million, $123.5 million, and $0, respectively. The change in the carrying amount of goodwill for the year ended December 31, 2008 of $2.2 million relates to goodwill from acquisitions and payments pursuant to contingent earn-out agreements and impairments, with approximately $3.1 million, $6.1 million and $12.0 million of goodwill additions relating to the well servicing, fluid services, and completion and remedial units, respectively. There was a decrease in the carrying amount of goodwill for the year ended December 31, 2008 of $23.4 million related to contract drilling. The decrease in the carrying amount of goodwill for contract drilling is due primarily to the impairment of $22.5 million. Other intangibles net of accumulated amortization allocated to reporting units as of December 31, 2008 was $454,000, $3.3 million, $26.3 million and $5.9 million for well servicing, fluid services, completion and remedial services, and contract drilling, respectively.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2008, 2007, or 2006.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic owns and operates salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure. The following table reflects the changes in the liability during years ended December 31, 2008 and 2007 (in thousands):

Balance, December 31, 2006	$1,336
Additional asset retirement obligations recognized through acquisitions	101
Accretion expense	115

Balance, December 31, 2007	$1,552
Additional asset retirement obligations recognized through acquisitions	143
Accretion expense	131
Settlements	(30)

Balance, December 31, 2008	$1,796

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (SFAS 161), which became effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities requiring enhanced disclosures to expand on these instruments’ effects on the Company’s financial position, financial performance and cash flows. The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

In April 2008, the FASB issued FSP SFAS No. 142-3, Determination of Useful Life of Intangible Assets (“FSP 142-3”). FSP 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS 142. FSP 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. We are currently evaluating the potential impact the adoption of FSP 142-3 will have on our consolidated financial statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles (SFAS 162), which becomes effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles. This standard identifies the sources of accounting principles and the framework for selecting the principles used in preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.

In June 2008, the FASB issued Staff Position EITF 03-6-1 “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

whether instruments granted in share based payment transactions are participating securities prior to vesting and, therefore, need to be included in earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. The Company does not anticipate that the adoption of FSP EITF 03-6-1 will have a material impact on its EPS disclosures.

3.	Acquisitions

In 2008, 2007 and 2006, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid
		(net of cash
	Closing Date	acquired)

LeBus Oil Field Services Co.	January 31, 2006	$24,618
G&L Tool, Ltd.	February 28, 2006	58,514
Arkla Cementing, Inc.	March 27, 2006	5,012
Globe Well Service, Inc.	May 30, 2006	11,674
Hydro-Static Tubing Testers, Inc.	July 6, 2006	1,143
Hennessey Rental Tools, Inc.	August 1, 2006	8,205
Stimulation Services, LLC	August 1, 2006	4,500
Chaparral Service, Inc.	August 15, 2006	17,605
Reddline Services, LLC	August 24, 2006	1,900
Rebel Testers, Ltd.	September 14, 2006	2,397

Total 2006		$135,568

Parker Drilling Offshore USA, LLC	January 3, 2007	20,594
Davis Tool Company, Inc.	January 17, 2007	4,164
JetStar Consolidated Holdings, Inc.	March 6, 2007	86,316
Sledge Drilling Holding Corp.	April 2, 2007	50,632
Eagle Frac Tank Rentals, LP	May 30, 2007	3,813
Wildhorse Services, Inc.	June 1, 2007	17,283
Bilco Machine, Inc.	June 21, 2007	600
Steve Carter Inc. and Hughes Services Inc.	September 26, 2007	19,041

Total 2007		$202,443

Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,110
Lackey Construction, LLC	January 30, 2008	4,328
B&S Disposal, LLC and B&S Equipment, Ltd	April 30, 2008	7,067
Triple N Services, Inc.	May 27, 2008	17,315
Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively, “Azurite”)	September 26, 2008	60,155

Total 2008		$109,975

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of G&L Tool, Ltd. in 2006, JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. in 2007 and Azurite in 2008 have been deemed significant and are discussed below in further detail.

G&L Tool, Ltd.

On February 28, 2006, Basic acquired substantially all of the assets of G&L Tool, Ltd. (“G&L”) for $58.5 million plus a contingent earn-out payment not to exceed $21.0 million. The contingent earn-out payment will be equal to fifty percent of the amount by which the annual EBITDA (as defined in the purchase agreement) earned by the G&L assets exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached. This acquisition provided a platform to expand into the rental and fishing tool market. The cost of the G&L acquisition was allocated $40.8 million to property and equipment, $5.2 million to inventory, $12.5 million to goodwill, all of which is expected to be deductible for tax purposes, and $51,000 to non-compete agreements.

JetStar Consolidated Holdings, Inc.

On March 6, 2007, Basic acquired all of the capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”). The results of JetStar’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $127.3 million, including $86.3 million in cash which included the retirement of JetStar’s outstanding debt. Basic issued 1,794,759 shares of common stock, at a fair value of $22.86 per share for a total fair value of approximately $41 million. The value of the 1,794,759 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number of shares were determined. This acquisition allowed us to enter into the Kansas market and increased our presence in North Texas. JetStar will operate in Basic’s completion and remedial segment. The following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition for JetStar (in thousands):

Current Assets	$12,547
Property and Equipment	58,785
Amortizable Intangible Assets(1)	17,857
Goodwill(2)	61,720

Total Assets Acquired	150,909

Current Liabilities	(4,581)
Deferred Income Taxes	(18,649)
Current and Long Term Debt(3)	(37,563)

Total Liabilities Assumed	(60,793)

Net Assets Acquired	$90,116

(1)	Consists of Customer Relationship of $17,543, amortizable over 15 years, and Non-Compete Agreements of $314, amortizable over 5 years.

(2)	Approximately $25,955 is expected to be deductible for tax purposes

(3)	Total balance was paid by Basic on the closing date

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Sledge Drilling Holding Corp.

On April 2, 2007, Basic acquired all of the capital stock of Sledge Drilling Holding Corp. (“Sledge”). The results of Sledge’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $60.8 million, including $50.6 million in cash which included the retirement of Sledge’s outstanding debt. Basic issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. The value of the 430,191 shares issued was determined based on the average market price of Basic’s common shares over the 2-day period before and after the date the number shares were determined. This acquisition allowed Basic to expand its drilling operations in the Permian Basin. The following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition for Sledge (in thousands):

Current Assets	$6,807
Property and Equipment	30,638
Intangible Assets(1)	6,365
Goodwill(2)	22,522

Total Assets Acquired	66,332

Current Liabilities	(587)
Deferred Income Taxes	(3,804)
Current and Long Term Debt(3)	(19,093)

Total Liabilities Assumed	(23,484)

Net Assets Acquired	$42,848

(1)	Consists of Customer Relationship of $6,269, amortizable over 15 years, and Non-Compete Agreements of $96, amortizable over 5 years.

(2)	None of which is expected to be deducted for tax purposes

(3)	Total balance was paid by Basic on the closing date

Azurite

On September 26, 2008, Basic acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, L.P. (collectively, “Azurite”) for $60.2 million in cash. This acquisition operates in our fluid services line of business and allowed us to expand our operations in the east Texas markets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Azurite (in thousands):

Property and Equipment	$53,127
Intangible Assets(1)	1,862
Goodwill(2)	5,166

Total Assets Acquired	$60,155

(1)	Consists of customer relationship of $1,832, amortizable over 15 years, and non-compete agreements of $30, amortizable over five years.

(2)	All of which is expected to be deductible for tax purposes.

Revisions to the fair values, which may be significant, will be recorded by the Company as further adjustments to the purchase price allocations.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following unaudited pro-forma results of operations have been prepared as though the JetStar, Sledge, and Azurite acquisitions had been completed on January 1, 2007. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Twelve Months Ended December 31,
	2008	2007

Revenues	$1,040,160	$933,697
Net income	$70,680	$92,064
Earnings per common share — basic	$1.73	$2.28
Earnings per common share — diluted	$1.70	$2.22

Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2007 or 2008 is material, either individually or when aggregated, to the reported results of operations.

Contingent Earn-out Arrangements and Final Purchase Price Allocations

Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. Contingent earn-out payments that are based on continued employment with the Company are recorded as compensation expense, in accordance with EITF No. 95-8, “Accounting for Contingent Consideration Paid to the Shareholders of an Acquired Enterprise in Purchase Business Combinations.” All other amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisitions of New Force Energy Services, Rolling Plains, Premier Vacuum Services and G&L Tool. Payments related to contingent earn-out agreements on Chaparral Services will be reflected as compensation expense when paid or accrued.

The following presents a summary of acquisitions that have a contingent earn-out arrangement in effect as of December 31, 2008 (in thousands):

		Maximum
		exposure of
	Termination date of	contingent		Amount paid or
	contingent earn-out	earn-out		accrued through
Acquisition	arrangement	arrangement		December 31, 2008

Rolling Plains	April 30, 2009		*	$6,732
Chaparral Services, Inc.	August 31, 2011	$1,000		—
G&L Tool, Ltd.	February 28, 2011	21,000		5,093

		$22,000		$11,825

*	Basic will pay to the sellers an amount for each of the five consecutive 12-month periods beginning on May 1, 2004 equal to 50% of the amount by which annual EBITDA exceeds an annual targeted EBITDA. There is no guarantee or assurance that the targeted EBITDA will be reached.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2008	2007

Land	$4,689	$3,475
Buildings and improvements	29,913	21,655
Well service units and equipment	379,167	328,468
Fluid services equipment	136,814	91,830
Brine and fresh water stations	10,203	8,964
Frac/test tanks	128,845	85,649
Pressure pumping equipment	156,406	132,746
Construction equipment	22,483	28,798
Contract drilling equipment	60,340	59,231
Disposal facilities	49,878	27,790
Vehicles	41,129	36,440
Rental equipment	36,898	33,381
Aircraft	4,119	4,119
Other	21,758	15,858

	1,082,642	878,404
Less accumulated depreciation and amortization	341,763	241,480

Property and equipment, net	$740,879	$636,924

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2008	2007

Light vehicles	$30,141	$25,768
Well service units and equipment	1,194	1,016
Fluid services equipment	56,010	34,668
Pressure pumping equipment	20,492	4,540
Construction equipment	3,679	4,440
Software	9,464	6,308
Other	705	—

	121,685	76,740
Less accumulated amortization	37,370	22,660

	$84,315	$54,080

Amortization of assets held under capital leases of approximately $14.7 million, $8.9 million and $5.3 million for the years ended December 31, 2008, 2007 and 2006, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2008	2007

2007 Credit Facility	$180,000	$150,000
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	75,323	48,719

	480,323	423,719
Less current portion	26,063	17,413

	$454,260	$406,306

Senior Notes

On April 12, 2006, the Company issued $225.0 million of 7.125% Senior Notes due April 2016 in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on the Company’s $90.0 million Term B Loan and to pay down approximately $96.0 million under the revolving credit facility, which amounts may be reborrowed to fund future acquisitions or for general corporate purposes. Interest payments on the Senior Notes are due semi-annually, on April 15 and October 15. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, the Company was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. The Company completed the exchange offer for all of the Senior Notes on October 16, 2006.

The Senior Notes are redeemable at the option of the Company on or after April 15, 2011 at the specified redemption price as described in the Indenture. Prior to April 15, 2011, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as defined in the Indenture. Prior to April 15, 2009, the Company may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 107.125% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest to the date of redemption. This redemption must occur less than 90 days after the date of the closing of any such equity offering.

Following a change of control, as defined in the Indenture, the Company will be required to make an offer to repurchase all or any portion of the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

Pursuant to the Indenture, the Company is subject to covenants that limit the ability of the Company and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends, make certain other payments repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. The Company was in compliance with the restrictive covenants at December 31, 2008.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

2007 Credit Facility

On February 6, 2007, Basic entered into a $225 million Fourth Amended and Restated Credit Agreement with a syndicate of lenders (the “2007 Credit Facility”), which refinanced all of the existing credit facilities. Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of its subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request. Additionally, the 2007 Credit Facility permits us to make greater expenditures for acquisitions, capital expenditures and capital leases and to incur greater purchase money obligations, acquisition indebtedness and general unsecured indebtedness. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. Basic incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.

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

At December 31, 2008, Basic, under its Revolver, had outstanding $180 million of borrowings and $16.2 million of letters of credit and no amounts outstanding in swing-line loans. At December 31, 2008, Basic had availability under its Revolver of $28.8 million.

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

The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.25 to 1.00, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At December 31, 2008, Basic was in compliance with its covenants.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually or in the aggregate.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2008 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2009	$—	$26,063
2010	180,000	21,985
2011	—	14,307
2012	—	10,450
2013	—	2,518
Thereafter	225,000	—

	$405,000	$75,323

Basic’s interest expense consisted of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Cash payments for interest	$24,484	$25,594	$12,587
Commitment and other fees paid	211	249	566
Amortization of debt issuance costs	968	962	804
Accrued interest	1,157	540	3,384
Other	(54)	71	125

	$26,766	$27,416	$17,466

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

6.	Income Taxes

Income tax expense consists of the following (in thousands):

	Years Ended December 31,
	2008	2007	2006

Current:
Federal	$20,533	$33,157	$50,499
State	4,436	5,160	1,632

Total	$24,969	$38,317	$52,131

Deferred:
Federal	$28,792	$14,207	$3,594
State	1,373	242	(983)

Total	$30,165	$14,449	$2,611

Total income tax expense	$55,134	$52,766	$54,742

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic paid Federal income taxes of $22.0 million during 2008, $44.1 million during 2007 and $40.2 million during 2006.

Reconciliation between the amount determined by applying the Federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006

Statutory federal income tax	$43,180	$49,174	$53,750
Meals and entertainment	542	532	430
State taxes, net of federal benefit	4,726	4,062	778
Impairment of non-deductible goodwill	7,883	—	—
Changes in estimates and other	(1,197)	(1,002)	(216)

	$55,134	$52,766	$54,742

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2008	2007

Deferred tax assets:
Receivables allowance	$2,151	$2,314
Inventory	42	41
Asset retirement obligation	331	283
Accrued liabilities	8,696	8,044
Operating loss carryforward	788	1,100
Deferred compensation	3,497	2,648

Total deferred tax assets	15,505	14,430
Deferred tax liabilities:
Property and equipment	(135,354)	(104,476)
Goodwill and intangibles	(18,541)	(13,846)
Prepaid expenses	(120)	(119)

Total deferred tax liabilities	(154,015)	(118,441)

Net deferred tax liability	$(138,510)	$(104,011)

Recognized as:
Deferred tax assets — current	11,081	10,593
Deferred tax liabilities — non-current	(149,591)	(114,604)

Net deferred tax liability	$(138,510)	$(104,011)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2008 or 2007.

Effective January 1, 2007, Basic adopted the provisions of the FASB issued Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. Our adoption of FIN 48 in January 2007 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest is recorded in interest expense and penalties are recorded in income tax expense. We had no interest or penalties related to an uncertain tax positions during 2008. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

general, the Company’s tax returns for fiscal years after 2003 currently remain subject to examination by appropriate taxing authorities. None of the Company’s income tax returns are under examination at this time.

As of December 31, 2008, Basic had approximately $2.3 million of net operating loss carryforwards (“NOL”) for U.S. federal income tax purposes related to the preacquisition period of FESCO (acquired in 2003), which are subject to an annual limitation of approximately $892,000. The carryforwards begin to expire in 2017.

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

As of December 31, 2008, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,

2009	$4,543
2010	4,257
2011	3,588
2012	2,550
2013	2,164
Thereafter	5,220

Rent expense approximated $20.3 million, $17.4 million, and $13.9 million for 2008, 2007 and 2006, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the employment agreement with Mr. Huseman, Chief Executive Officer and President of Basic, effective December 31, 2006 through December 31, 2009, amended February 27, 2008, Mr. Huseman will be entitled to an annual salary of $550,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Huseman would be entitled to three times his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of our Company, Mr. Huseman would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic has entered into employment agreements with various other executive officers of Basic that range in term up through December 2009. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to amounts ranging from 1.5 times to 0.75 times the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination occurred . If employment is terminated for certain reasons within the six months preceding or the twelve months following the chance of control of our Company, he would be entitled to a lump sum severance payment equal to three times the sum of his base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $375,000 and $180,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2008 Basic classified the worker’s compensation self-insured risk reserve between short-term and long-term, with $4.0 million being allocated to short-term and $5.0 million being allocated to long-term.

At December 31, 2008 and December 31, 2007, self-insured risk accruals totaled approximately $15.4 million, net of $992,000 receivable for medical and dental coverage, and $15.1 million, net of $0 receivable for medical and dental coverage, respectively.

8.	Stockholders’ Equity

Common Stock

At December 31, 2008 and 2007, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

In February 2002, a group of related investors purchased a total of 3,000,000 shares of Basic’s common stock at a purchase price of $4 per share, for a total purchase price of $12 million. As part of the purchase, 600,000 common

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant. This amount is being charged to expense over the respective vesting period and totaled approximately $182,000, $1.2 million and $1.3 million for the years ended December 31, 2008, 2007 and 2006.

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

In March and April 2007, Basic issued 1,794,759 and 430,191 shares of common stock in connection with the acquisitions of JetStar Consolidated Holding, Inc. and Sledge Drilling Holding Corp., respectively. (See note 3)

In March 2007, Basic granted various employees 217,100 unvested shares of common stock which vest over a five year period. Also, in March 2007, Basic granted the Chairman of the Board 4,000 shares of common stock. In July 2007, Basic granted a vice president 12,000 shares of restricted common stock which vest over a four year period.

In March 2008, Basic granted various employees 361,700 unvested shares of common stock which vest over a five-year period. Also, in March 2008, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately in lieu of annual cash director fees. In October 2008, Basic granted a vice president 5,000 shares of restricted common stock which vest over a three year period.

During the year ended 2008, Basic issued 138,675 shares of common stock from treasury stock for the exercise of stock options. Also, Basic issued 447,255 shares of newly-issued common stock for the exercise of stock options.

Treasury Stock

On October 13, 2008, Basic announced that its Board of Directors authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. As of December 31, 2008, Basic repurchased 897,558 shares at a total price of $8.8 million (an average of $9.82 per share), inclusive of commissions and fees.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. We repurchased a total of 52,877 and 20,388 shares through net share settlements during 2008 and 2007, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Preferred Stock

At December 31, 2008 and 2007, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

9.	Stockholders’ Agreement

Basic has a Stockholders’ Agreement, as amended on April 2, 2004 (“Stockholders’ Agreement”), which provides for rights relating to the shares of our stockholders and certain corporate governance matters.

The Stockholders’ Agreement provides for participation rights of the other stockholders to require affiliates of DLJ Merchant Banking to offer to include a specified percentage of their shares whenever affiliates of DLJ Merchant Banking sell their shares for value in a transaction or series of transactions involving 10% or more of the then-outstanding shares of Basic’s common stock, other than a public offering or a sale in which all of the parties to the Stockholders’ Agreement agree to participate. The Stockholders’ Agreement also contains “drag-along” rights. The “drag-along” rights entitle the affiliated of DLJ Merchant Banking to require the other stockholders who are a party to this agreement to sell a portion of their shares of common stock and common stock equivalents in the sale in any proposed to sale of shares of common stock and common stock equivalents representing more than 50% of such equity interest held by the affiliates of DLJ Merchant Banking to a person or persons who are not an affiliate of them.

The Stockholders’ Agreement also provides for demand and piggyback registration rights to parties who continue to hold “Registrable Securities” as defined in the agreement.

10.	Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective April 22, 2005) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 5,000,000 shares. Of these shares, approximately 816,000 shares are available for grant as of December 31, 2008. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

On March 15, 2006, the Board of Directors granted various employees and directors options to purchase 418,000 shares of common stock of Basic at an exercise price of $26.84 per share. All of the 418,000 options granted in 2006 vest over a five-year period and expire 10 years from the date they were granted. These option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. On March 15, 2007, the board of directors granted various employees options to purchase 92,000 shares of common stock of Basic at an exercise price of $22.66 per share. All of the 92,000 options granted in 2007 vest over a five-year period and expire 10 years from the date they were granted. These option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. There were no options granted during 2008.

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2006 is a volatility based upon a peer group. Expected volatility for options granted during 2007 is a combination of the Company’s historical data and volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007 and 2006, the Company used the simplified method to calculate the expected term. For options granted in 2007 and 2006, the risk-free rate for periods within the

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, we are required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the years ended December 31, 2008, 2007 and 2006, compensation expense related to share-based arrangements was approximately $4.1 million, $3.9 million and $3.4 million, respectively. For compensation expense recognized during the years ended December 31, 2008, 2007 and 2006 Basic recognized a tax benefit of approximately $1.9 million, $1.5 million and $1.2 million, respectively.

The fair value of each option award accounted for under SFAS No. 123R is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

	Years Ended December 31,
	2007	2006

Risk-free interest rate	4.5%	4.7%
Expected term	6.65	6.65
Expected volatility	45.3%	47.0%
Expected dividend yield	—	—

Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2008 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)

Non-statutory stock options:
Outstanding, beginning of period	2,257,355	$9.58
Options granted	—	$—
Options forfeited	(53,750)	$15.29
Options exercised	(585,930)	$4.65
Options expired	(9,000)	$21.32

Outstanding, end of period	1,608,675	$11.11	5.76	$8,714

Exercisable, end of period	957,925	$7.44	5.03	$6,782

Vested or expected to vest, end of period	1,584,425	$10.88	5.73	$8,714

The weighted-average grant date fair value of share options granted during the years ended December 31, 2007 and 2006 was $11.85 and $14.47, respectively. The total intrinsic value of share options exercised during the years ended December 31, 2008, 2007 and 2006 was approximately $12.2 million, $3.6 million and $7.1 million, respectively.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

A summary of the status of the Company’s non-vested share grants at December 31, 2008 and changes during the year ended December 31, 2008 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share

Nonvested at beginning of period	378,000	$15.74
Granted during period	456,975	20.85
Vested during period	(178,300)	7.90
Forfeited during period	(57,350)	21.55

Nonvested at end of period	599,325	$21.41

As of December 31, 2008, there was $11.9 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.65 years. The total fair value of share-based awards vested during the years ended December 31, 2008, 2007 and 2006 was approximately $10.3 million, $11.3 million and $12.3 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $1.5 million, $1.6 million and $2.1 million, respectively for the years ended December 31, 2008, 2007 and 2006.

Cash received from share option exercises under the incentive plan was approximately $2.7 million, $975,000 and $674,000 for the years ended December 31, 2008, 2007 and 2006, respectively. The actual tax benefit realized for the tax deductions from options exercised was $5.6 million, $1.4 million and $4.0 million, respectively, for the years ended December 31, 2008, 2007 and 2006.

The Company has a history of issuing Treasury and newly-issued shares to satisfy share option exercises.

11.	Related Party Transactions

Basic had receivables from employees of approximately $148,000 and $91,000 as of December 31, 2008 and December 31, 2007, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.

12.	Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees. Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. Basic makes a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $4.1 million, $3.0 million, and $2.5 million in 2008, 2007 and 2006, respectively.

13.	Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $9,200 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated a $563,000 gain in 2008 and a $216,000, and $199,000 expense in 2007 and 2006, respectively.

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

	Years Ended December 31,
	2008	2007	2006

Numerator (both basic and diluted):
Net income available to common stockholders	$68,238	$87,733	$98,830

Denominator:
Denominator for basic earnings per share	40,754,890	40,013,054	34,471,771
Stock options	682,958	831,026	1,054,040
Unvested restricted stock	225,842	268,324	244,153
Common stock warrants	—	—	2,823,029

Denominator for diluted earnings per share	41,663,690	41,112,404	38,592,993

Basic earnings per common share:
Net income available to common stockholders	$1.67	$2.19	$2.87

Diluted earnings per common share:
Net income available to common stockholders	$1.64	$2.13	$2.56

The number of antidilutive shares at December 31, 2008, 2007 and 2006 was 413,000, 442,000 and 401,000, respectively.

15.	Business Segment Information

Basic revised its reportable business segments beginning in the first quarter of 2008 and in connection therewith restated the corresponding items of segment information for earlier periods. The new operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services is now consolidated with our Fluid Services segment. These changes reflect Basic’s operating focus in compliance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” The following is a description of the segments:

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

Fluid Services:  This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

remedial projects as well as part of daily producing well operations. Also included in this segment is our construction services which provide services for the construction and maintenance of oil and gas production infrastructures.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total

Year ended December 31, 2008
Operating revenues	$343,113	$315,768	$304,326	$41,735	$—	$1,004,942
Direct operating costs	(215,243)	(203,205)	(165,574)	(28,629)	—	(612,651)

Segment profits	$127,870	$112,563	$138,752	$13,106	$—	$392,291

Depreciation and amortization	$45,298	$33,629	$27,473	$6,816	$5,391	$118,607
Capital expenditures, (excluding acquisitions)	$35,094	$26,054	$21,285	$5,281	$4,176	$91,890
Identifiable assets	$310,964	$262,377	$334,120	$47,027	$356,223	$1,310,711
Year ended December 31, 2007
Operating revenues	$342,697	$259,324	$240,692	$34,460	$—	$877,173
Direct operating costs	(205,132)	(165,327)	(125,948)	(22,510)	—	(518,917)

Segment profits	$137,565	$93,997	$114,744	$11,950	$—	$358,256

Depreciation and amortization	$37,586	$23,858	$21,138	$6,433	$4,033	$93,048
Capital expenditures, (excluding acquisitions)	$39,803	$25,266	$22,384	$6,813	$4,270	$98,536
Identifiable assets	$284,058	$207,380	$284,321	$73,787	$294,063	$1,143,609
Year ended December 31, 2006
Operating revenues	$323,755	$245,011	$154,412	$6,970	$—	$730,148
Direct operating costs	(178,028)	(153,445)	(74,981)	(8,400)	—	(414,854)

Segment profits	$145,727	$91,566	$79,431	$(1,430)	$—	$315,294

Depreciation and amortization	$26,992	$19,692	$11,070	$1,938	$2,395	$62,087
Capital expenditures, (excluding acquisitions)	$29,677	$33,167	$18,646	$19,050	$4,034	$104,574
Identifiable assets	$226,566	$193,927	$129,471	$17,112	$229,184	$796,260

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2008	2007	2006

Segment profits	$392,291	$358,256	$315,294
General and administrative expenses	(115,319)	(99,042)	(81,318)
Depreciation and amortization	(118,607)	(93,048)	(62,087)
Gain (loss) on disposal of assets	(76)	(477)	(277)
Goodwill Impairment (Contract drilling segment)	(22,522)	—	—

Operating income	$135,767	$165,689	$171,612

16.	Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2008	2007

Compensation related	$19,832	$16,790
Workers’ compensation self-insured risk reserve	4,248	9,326
Health self-insured risk reserve	6,690	6,054
Accrual for receipts	4,976	3,955
Authority for expenditure accrual	543	211
Ad valorem taxes	137	73
Sales tax	588	1,140
Insurance obligations	2,474	995
Purchase order accrual	38	45
Professional fee accrual	185	424
Contingent earnout obligation	1,438	1,158
Retainers	—	172
Fuel accrual	897	1,692
Accrued interest	5,083	3,926
Contingent liability	—	1,296
Franchise Tax Payable	—	3,704
Other	10	42

	$47,139	$51,003

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

17.	Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year Ended December 31,
	2008	2007	2006
	(In thousands)

Capital leases issued for equipment	$50,730	$26,814	$26,420
Value of shares that may be issued	$—	$2,194	$—
Contingent earnout accrual	$183	$1,032	$2,256
Asset retirement obligation additions	$143	$101	$767
Value of common stock issued in business combinations	$—	$51,193	$—

Basic paid income taxes of approximately $27.2 million, $44.1 million and $43.2 million during the years ended December 31, 2008, 2007 and 2006, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2008 and 2007:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year ended December 31, 2008:
Total revenues	$229,873	$251,522	$277,575	$245,972	$1,004,942
Segment profits	$92,126	$97,495	$108,980	$93,690	$392,291
Income from continuing operations	$19,656	$18,713	$25,942	$3,927	$68,238
Net income available to common stockholders	$19,656	$18,713	$25,942	$3,927	$68,238
Basic earnings per share of common stock(a):
Net income available to common stockholders	$0.48	$0.46	$0.63	$0.10	$1.67
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$0.47	$0.45	$0.62	$0.10	$1.64
Weighted average common shares outstanding:
Basic	40,577	40,721	40,988	40,731	40,755
Diluted	41,464	41,659	41,787	41,100	41,664
Year ended December 31, 2007:
Total revenues	$198,930	$223,256	$229,232	$225,755	$877,173
Segment profits	$82,785	$91,235	$94,280	$89,956	$358,256
Income from continuing operations	$22,073	$21,692	$24,426	$19,541	$87,733
Net income available to common stockholders	$22,073	$21,692	$24,426	$19,541	$87,733
Basic earnings per share of common stock(a):
Net income available to common stockholders	$0.57	$0.54	$0.60	$0.48	$2.19
Diluted earnings per share of common stock(a):
Net income available to common stockholders	$0.56	$0.52	$0.59	$0.47	$2.13
Weighted average common shares outstanding:
Basic	38,521	40,493	40,516	40,517	40,013
Diluted	39,661	41,621	41,591	41,551	41,112

(a)	The sum of individual quarterly net income per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

19.	Subsequent Events

On October 13, 2008, Basic announced that its Board of Directors had authorized the repurchase of up to $50.0 million of Basic’s common shares from time to time in open market or private transactions, at Basic’s discretion. From January 1, 2009 through February 27, 2009, Basic has repurchased 622,700 common shares at a total price of $4.9 million (an average of $7.92 per share).

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses(a)	Accounts(b)	Deductions(c)	Period
		(In thousands)

Year Ended December 31, 2008
Allowance for Bad Debt	$6,090	$2,331	$—	$(2,583)	$5,838
Year Ended December 31, 2007
Allowance for Bad Debt	$3,963	$3,251	$—	$(1,124)	$6,090
Year Ended December 31, 2006
Allowance for Bad Debt	$2,775	$1,909	$—	$(721)	$3,963

(a)	Charges relate to provisions for doubtful accounts

(b)	Reflects the impact of acquisitions

(c)	Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2008, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers and Other Key Employees” in Item 4, and Items 11 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2008.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements, Schedules and Exhibits (1) Financial Statements — Basic Energy Services, Inc. and Subsidiaries:

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8, Financial Statements and Supplementary Data).

(2) Financial Statement Schedules

With the exception of Schedule II — Valuation and Qualifying Accounts, all other consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3) Exhibits

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.6*	Third Supplement Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4.7		Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee

Exhibit
No.		Description

10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Third Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 29, 2008)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.14*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.15*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

Exhibit
No.		Description

10	.17*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.18*†	Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)
10	.19*†	Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.20*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.21*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.22*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.23*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.24*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)
10	.25*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.26*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.27*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)
10	.28*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.30*†	Amended and Restated Employment Agreement of Charles W. Swift, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.31*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.32*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

Exhibit
No.		Description

10	.33*†	Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.34*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.35*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.36*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
10	.37*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)
21.1		Subsidiaries of the Company
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name:     Kenneth V. Huseman

Title:	President, Chief Executive Officer and Director

Date: March 6, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 6, 2009

/s/ Alan Krenek Alan Krenek	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	March 6, 2009

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	March 6, 2009

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	March 6, 2009

/s/ William E. Chiles William E. Chiles	Director	March 6, 2009

/s/ Robert F. Fulton Robert F. Fulton	Director	March 6, 2009

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	March 6, 2009

/s/ H.H. Wommack, III H.H. Wommack, III	Director	March 6, 2009

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	March 6, 2009

EXHIBIT INDEX

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc. (the “Company”), JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.6*	Third Supplement Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4.7		Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Stock Purchase Agreement dated as of September 18, 2003, as amended on October 1, 2003, among the Company, FESCO Holdings, Inc. and the sellers named therein. (Incorporated by reference to Exhibit 10.8 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.4*	Asset Purchase Agreement dated as of August 14, 2003 among the Company and PWI, Inc. (Incorporated by reference to Exhibit 10.9 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)

Exhibit
No.		Description

10	.5*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.6*†	Third Amended and Restated 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 29, 2008)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.13*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.14*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.15*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.17*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.18*†	Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)
10	.19*†	Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.20*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8. 2008)
10	.21*	Workover Unit Package Contract and Acceptance Agreement, dated as of May 17, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.17 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

Exhibit
No.		Description

10	.22*	Share Exchange Agreement, dated as of September 22, 2003, among BES Holding Co. and the Stockholders named therein. (Incorporated by reference to Exhibit 10.18 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.23*	Form of Share Tender and Repurchase Agreement. (Incorporated by reference to Exhibit 10.19 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
10	.24*	Workover Unit Package Contract and Acceptance Agreement, dated as of November 10, 2005, between Basic Energy Services, L.P. and Taylor Rigs, LLC. (Incorporated by reference to Exhibit 10.20 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 16, 2005)
10	.25*	Asset Purchase Agreement dated as of February 21, 2006 among Basic Energy Services, LP, Basic Energy Services GP, LLC, G&L Tool, Ltd., DLH Management, LLC and LJH, Ltd. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.26*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.27*	Fee Reimbursement Agreement, dated as of July 24, 2006, by and among the Company, Southwest Partners II, L.P., Southwest Partners, III, L.P. and Fortress Holdings, LLC. (Incorporated by reference to Exhibit 10.23 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-136019), filed on July 25, 2006)
10	.28*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.30*†	Amended and Restated Employment Agreement of Charles W. Swift, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.31*†	Employment Agreement of Dub William Harrison, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.32*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.33*†	Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.34*†	Employment Agreement of Mark David Rankin, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.7 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.35*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.36*	Registration Rights Agreement, dated as of March 6, 2007, by and among Basic Energy Services, Inc. and the JetStar Stockholders’ Representative (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
10	.37*	Registration Rights Agreement, dated as of April 2, 2007, by and among the Company and the Holders named therein. (Incorporated by reference to Exhibit 10.1 of the Company’s current Report on Form 8-K (SEC File No. 001-32693), filed on April 5, 2007)
21.1		Subsidiaries of the Company
23.1		Consent of KPMG LLP

Exhibit
No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement