Form 10-Q
period 2009-03-31
BASIC ENERGY SERVICES INC
filed 2009-05-08
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
     Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     40,685,672 shares of the registrant’s Common Stock were outstanding as of April 27, 2009.

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
     The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this quarterly report are forward-looking statements. Although we believe that the forward-looking statements contained in this quarterly report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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
     This quarterly report includes market share, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, and industry publications and surveys. Industry surveys and publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. For example, the number of onshore well servicing rigs in the U.S. could be lower than our estimate to the extent our two larger competitors have continued to report as stacked rigs equipment that is not actually complete or subject to refurbishment. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$142,861	$111,135
Trade accounts receivable, net of allowance of $6,203 and $5,838, respectively	115,717	172,930
Accounts receivable — related parties	153	148
Income tax receivable	3,175	3,324
Inventories	11,497	11,937
Prepaid expenses	7,502	6,838
Other current assets	5,454	6,508
Deferred tax assets	28,796	11,081

Total current assets	315,155	323,901

Property and equipment, net	735,304	740,879

Deferred debt costs, net of amortization	4,893	5,132
Goodwill	—	202,749
Other intangible assets, net of amortization	35,184	36,004
Other assets	1,913	2,046

	$1,092,449	$1,310,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$19,491	$28,291
Accrued expenses	47,481	47,139
Current portion of long-term debt	28,530	26,063
Other current liabilities	495	658

Total current liabilities	95,997	102,151

Long-term debt	457,217	454,260
Deferred tax liabilities	122,325	149,591
Other long-term liabilities	9,724	9,705

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2009 and December 31, 2008, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,391,809 issued; 40,682,672 shares outstanding at March 31, 2009 and 41,734,485 issued; 40,851,862 shares outstanding at December 31, 2008, respectively	424	417
Additional paid-in capital	326,841	325,785
Retained earnings	94,297	277,173
Treasury stock, at cost, 1,709,137 and 882,623 shares, respectively	(14,376)	(8,371)

Total stockholders’ equity	407,186	595,004

	$1,092,449	$1,310,711

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Revenues:
Well servicing	$48,814	$80,519
Fluid services	64,977	71,399
Completion and remedial services	37,259	68,458
Contract drilling	3,638	9,497

Total revenues	154,688	229,873

Expenses:
Well servicing	36,917	48,466
Fluid services	44,587	46,433
Completion and remedial services	25,894	35,788
Contract drilling	3,269	7,060
General and administrative, including stock-based compensation of $1,374 and $1,080 in the three months ended March 31, 2009 and 2008, respectively	29,079	25,852
Depreciation and amortization	32,737	28,032
Loss on disposal of assets	865	225
Goodwill impairment	204,096	—

Total expenses	377,444	191,856

Operating income (loss)	(222,756)	38,017

Other income (expense):
Interest expense	(5,736)	(7,349)
Interest income	220	701
Other income	134	38

Income (loss) from continuing operations before income taxes	(228,138)	31,407
Income tax benefit (expense)	45,313	(11,751)

Net income (loss)	$(182,825)	$19,656

Earnings per share of common stock:
Basic	$(4.57)	$0.48

Diluted	$(4.57)	$0.47

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2008	41,734,485	$417	$325,785	$(8,371)	$277,173	$595,004

Issuances of restricted stock	657,324	7	(7)	32	(32)	—
Amortization of share based compensation			1,350			1,350
Treasury stock issued as compensation to Chairman of the Board				43	(19)	24
Purchase of treasury stock				(6,080)		(6,080)
Exercise of stock options / vesting of restricted stock			(287)			(287)
Net loss					(182,825)	(182,825)

Balance — March 31, 2009 (unaudited)	42,391,809	$424	$326,841	$(14,376)	$94,297	$407,186

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income	$(182,825)	$19,656
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,737	28,032
Goodwill impairment	204,096	—
Accretion on asset retirement obligation	36	31
Change in allowance for doubtful accounts	365	282
Amortization of deferred financing costs	239	240
Non-cash compensation	1,374	1,080
Loss on disposal of assets	865	225
Deferred income taxes	(44,981)	3,161

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	56,843	(7,981)
Inventories	440	152
Prepaid expenses and other current assets	546	1,403
Other assets	108	(161)
Accounts payable	(8,800)	(1,517)
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	287	(1,039)
Income tax payable	(306)	6,661
Other liabilities	(213)	(2,420)
Accrued expenses	26	8,191

Net cash provided by operating activities	60,837	55,996

Cash flows from investing activities:
Purchase of property and equipment	(13,784)	(18,427)
Proceeds from sale of assets	906	2,081
Payments for other long-term assets	(787)	(104)
Payments for businesses, net of cash acquired	(1,150)	(26,858)

Net cash used in investing activities	(14,815)	(43,308)

Cash flows from financing activities:
Payments of debt	(7,929)	(4,649)
Purchase of treasury stock	(6,080)	(1,149)
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	(287)	1,039
Tax withholding from exercise of stock options	—	(225)
Exercise of employee stock options	—	529

Net cash used in financing activities	(14,296)	(4,455)

Net increase in cash and equivalents	31,726	8,233

Cash and cash equivalents — beginning of period	111,135	91,941

Cash and cash equivalents — end of period	$142,861	$100,174

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2009 (unaudited)
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
Estimates and Uncertainties
     Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:
•	Depreciation and amortization of property and equipment and intangible assets

•	Impairment of property and equipment, goodwill and intangible assets

•	Allowance for doubtful accounts

•	Litigation and self-insured risk reserves

•	Fair value of assets acquired and liabilities assumed

•	Stock-based compensation

•	Income taxes

•	Asset retirement obligations

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
     Completion and Remedial Services — Completion and remedial services consists primarily of pressure pumping services, focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair values of the services.
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
Impairments
     In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”), long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment at a minimum annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of such assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities, if material, of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. These assets are normally sold within a short period of time through a third party auctioneer.
     Basic’s goodwill is considered to have an indefinite useful economic life and is not amortized. Basic assesses impairment of its goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

     In accordance with SFAS No. 142, the Company performed an assessment of goodwill as of March 31, 2009. A “triggering event” requiring this assessment was deemed to occur because the oil and gas services industry continued to decline in the first quarter and the Company’s common stock price declined by 50% from December 31, 2008 to March 31, 2009. For SFAS No. 142 Step One testing purposes, the Company tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. The Company’s contract drilling reporting unit does not carry any goodwill, and is not subject to the test.
     To estimate the fair value of the reporting units, the Company used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of a business unit. The Company weighted the discounted cash flow method 85% and public company guideline method 15%, due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization. The measurement date for the Company’s common stock price and market capitalization was the closing price on March 31, 2009.
     Based on the results of SFAS No. 142 Step One, impairment was indicated in all three of the assessed reporting units. As such, the Company was required to perform Step Two assessment on all three of the reporting units. Step Two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective unit. This assessment indicated that $204.1 million was considered impaired as of March 31, 2009. This non-cash charge eliminated all of the Company’s goodwill.
     Additionally, in accordance with SFAS No. 144, the Company performed an assessment of the Company’s long-lived assets for impairment. This assessment is performed as a comparison of the undiscounted future cash flows of each reporting unit to the carrying value of the assets in each unit. No impairment was indicated by this test.
     The following table reflects the fair value measurements used in testing the impairment of goodwill during the three months ended March 31, 2009 (in thousands):

Quoted Prices
	Three	in Active	Significant
	Months	Markets for	Other	Significant
	Ended	Identical Assets	Observable	Unobservable	Total Gain
Description	3/31/09	(Level 1)	Inputs (Level 2)	Inputs (Level 3)	(Loss)
Goodwill	$0			$0	$(204,096)
Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are amortized to interest expense using the effective interest method.
     Deferred debt costs were approximately $7.6 million net of accumulated amortization of $2.7 million and $7.6 million net of accumulated amortization of $2.4 million at March 31, 2009 and December 31, 2008, respectively. Amortization of deferred debt costs totaled approximately $240,000 each for the three months ended March 31, 2009 and 2008.
Goodwill and Other Intangible Assets
     SFAS No. 142 eliminates the amortization of goodwill and other intangible assets with indefinite lives. Intangible assets with lives restricted by contractual, legal, or other means will continue to be amortized over their useful lives. Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completed its assessment of goodwill impairment as of the date of adoption and completed a subsequent annual impairment assessment as of December 31 each year thereafter.

     As of March 31, 2009, Basic did not have any goodwill due to the impairment charge recorded in the first quarter of 2009.
     Intangible assets subject to amortization under SFAS No. 142 consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $35.4 million as of March 31, 2009 and December 31, 2008. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.4 million at March 31, 2009 and December 31, 2008. Accumulated amortization related to these intangible assets totaled approximately $4.6 million and $3.8 million at March 31, 2009 and December 31, 2008, respectively. Amortization expense for the three months ended March 31, 2009 and 2008 was approximately $807,000 and $641,000, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of March 31, 2009 were $408,000, $3.2 million, $25.7 million and $5.8 million for well servicing, fluid services, completion and remedial services, and contract drilling, respectively.
     Customer relationships are amortized over a 15-year life. Non-compete agreements are amortized over a five-year life.
Stock-Based Compensation
     Basic accounts for stock-based compensation based on SFAS No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model and all awards are adjusted for an expected forfeiture rate. Awards are amortized over the vesting period. Compensation expense of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will be based upon the intrinsic value method calculated under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).
Income Taxes
     Basic accounts for income taxes based upon SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
     Our effective tax rate during the first quarter of 2009 and 2008 was approximately 20% and 37%, respectively. The decrease in effective tax rate is due to the $204.1 million goodwill impairment charge. The tax deductibility of the impairment charge was determined by the taxable basis of the goodwill considered to be impaired. A portion of the Company's goodwill was not tax-deductible, which decreased the effective tax rate.
     Interest charges are recorded in interest expense and penalties are recorded in income tax expense.
Concentrations of Credit Risk
     Financial instruments, which potentially subject Basic to concentration of credit risk, consist primarily of temporary cash investments and trade receivables. Basic restricts investment of temporary cash investments to financial institutions with high credit standing. Basic’s customer base consists primarily of multi-national and independent oil and natural gas producers. Basic performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. Credit risk is considered by management to be limited due to the large number of customers comprising its customer base. Basic maintains an allowance for potential credit losses on its trade receivables, and such losses have been within management’s expectations.
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the three months ended March 31, 2009 or 2008.
Asset Retirement Obligations
     As of January 1, 2003, Basic adopted SFAS No. 143, “Accounting for Asset Retirement Obligation” (“SFAS No. 143”). SFAS No. 143 requires Basic to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlements of obligations.

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
Litigation and Self-Insured Risk Reserves
     Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims in accordance with SFAS No. 5 “Accounting for Contingencies.” Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions (See note 6).
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which became effective for financial assets and liabilities of the Company on January 1, 2008 and became effective for non-financial assets and liabilities of the Company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. This standard was adopted for financial assets and liabilities as of January 1, 2008 and was adopted for non-financial assets and liabilities, including fair value measurements for asset impairments, goodwill and intangible asset impairments and purchase price allocations, on January 1, 2009. The adoption of this standard did not have any impact on the fair value of any of the Company’s financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which became effective for the Company on January 1, 2009. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Any acquisition related costs are to be expensed instead of capitalized. The impact to the Company from the adoption of SFAS No. 141R in 2009 will vary acquisition by acquisition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which became effective for the Company on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This pronouncement has not had a significant impact on the results of operation or consolidated financial position since the Company does not have any noncontrolling interests.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which became effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on a company’s financial position, financial performance and cash flows. This pronouncement did not have any impact on the results of operation or consolidated financial position since the Company does not have any derivative instruments.
     In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. This pronouncement has not had a significant impact on the results of operation or consolidated financial position of the Company.

     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which becomes effective for the Company 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). The Company does not anticipate that this pronouncement will have a material impact on its results of operations or consolidated financial position.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share”. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. FSP EITF 03-6-1 has not had a significant impact on the Company’s results of operation or consolidated financial position since the Company does not have any participating securities.
3. Acquisitions
     In the first three months of 2009 Basic did not acquire any businesses. In 2008, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)
Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,473
Lackey Construction, LLC	January 30, 2008	4,328
B&S Disposal, LLC and B&S Equipment, Ltd	April 30, 2008	7,071
Triple N Services, Inc.	May 27, 2008	17,315
Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively, “Azurite”)	September 26, 2008	60,938

Total 2008		$111,125

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of Azurite in 2008 has been deemed material and is discussed below in further detail.
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

     Azurite
     On September 26, 2008, Basic acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, L.P. (collectively, “Azurite”) for $60.9 million in cash. This acquisition operates in our fluid services line of business and expands our operations in the East Texas markets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Azurite (in thousands):

Property and Equipment	$53,127
Intangile Assets (1)	1,862
Goodwill (2)	5,949

Total Assets Acquired	$60,938

(1)	Consists of customer relationships of $1,832, amortizable over 15 years, and non-compete agreements of $30, amortizable over five years.

(2)	All of which is expected to be deductible for tax purposes.
     The following unaudited pro forma results of operations have been prepared as though the Azurite acquisition had been completed on January 1, 2008. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

Three Months Ended
March 31, 2008
Revenues	$240,567

Net income	$20,306

Earnings per common share — basic	$0.50
Earnings per common share — diluted	$0.49
     Basic does not believe the pro forma effect of the remainder of the acquisitions completed in 2008 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Land	$5,060	$4,689
Buildings and improvements	31,013	29,913
Well service units and equipment	383,708	379,167
Fluid services equipment	138,780	136,814
Brine and fresh water stations	10,400	10,203
Frac/test tanks	132,462	128,845
Pressure pumping equipment	157,930	156,406
Construction equipment	22,473	22,483
Contract drilling equipment	60,714	60,340
Disposal facilities	53,327	49,878
Vehicles	41,932	41,129
Rental equipment	38,604	36,898
Aircraft	4,119	4,119
Other	25,347	21,758

	1,105,869	1,082,642

Less accumulated depreciation and amortization	370,565	341,763

Property and equipment, net	$735,304	$740,879

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Light vehicles	$32,936	$30,141
Well service units and equipment	1,217	1,194
Fluid services equipment	57,997	56,010
Pressure pumping equipment	15,502	20,492
Construction equipment	3,958	3,679
Software	11,798	9,464
Other	705	705

	124,113	121,685

Less accumulated amortization	42,202	37,370

	$81,911	$84,315

     Amortization of assets held under capital leases of approximately $4.8 million and $3.4 million for the three months ended March 31, 2009 and 2008, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
Credit Facilities:
Revolver	$180,000	$180,000
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	80,747	75,323

	485,747	480,323
Less current portion	28,530	26,063

	$457,217	$454,260

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
     The Senior Notes are redeemable at the option of Basic on or after April 15, 2011 at the specified redemption price as described in the Indenture. Prior to April 15, 2011, Basic may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as defined in the Indenture. Prior to April 15, 2009, Basic may redeem up to 35% of the Senior Notes with the proceeds of certain equity offerings at a redemption price equal to 107.125% of the principal amount of the Senior Notes redeemed, plus accrued and unpaid interest to the date of redemption. This redemption must occur less than 90 days after the date of the closing of any such equity offering.
     Following a change of control, as defined in the Indenture, Basic will be required to make an offer to repurchase all or any portion of the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.
     Pursuant to the Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. Basic was in compliance with the restrictive covenants at March 31, 2009.
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
2007 Credit Facility
     On February 6, 2007, Basic entered into a $225 million Fourth Amended and Restated Credit Agreement with a syndicate of lenders (the “2007 Credit Facility”), which refinanced all of the existing credit facilities. Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing Basic to request an increase in commitments of up to $100.0 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of Basic’s tangible and intangible assets. Basic incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.
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
     At March 31, 2009, Basic, under its Revolver, had outstanding $180.0 million of borrowings and $16.2 million of letters of credit and no amounts outstanding in swing-line loans. At March 31, 2009, Basic had availability under its Revolver of $28.8 million.
     Pursuant to the 2007 Credit Facility, Basic must apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, including (a) assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis, (b) 100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances and (c) 50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).
     The 2007 Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.25 to 1.00, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At March 31, 2009, Basic was in compliance with its covenants.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.
     Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2009	2008
Cash payments for interest	$2,918	$2,678
Commitment and other fees paid	56	—
Amortization of debt issuance costs	240	240
Accrued interest	2,521	4,149
Other	1	282

	$5,736	$7,349

6. Commitments and Contingencies
Environmental
     Basic is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. Basic cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. Basic continues to monitor the status of these laws and regulations. Management believes that the likelihood of any of these items resulting in a material adverse impact to Basic’s financial position, liquidity, capital resources or future results of operations is remote.

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
Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $375,000 and $180,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.
     At March 31, 2009 and December 31, 2008, self-insured risk accruals for medical and dental coverage totaled approximately $15.4 million net of a $88,000 receivable and $15.4 million net of a $992,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
     At March 31, 2009 and December 31, 2008, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
     During the year ended December 31, 2008, Basic issued 447,255 shares of newly-issued common stock and 138,675 shares of treasury stock for the exercise of stock options.
     In March 2008, Basic granted various employees 361,700 unvested shares of common stock which vest over a five year period. Also, in March 2008, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately in lieu of annual cash director fees. In October 2008, Basic granted a vice president 5,000 shares of restricted common stock which vest over a three year period.
     In March 2008, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In March 2009, it was determined that 93,500 shares, or 100% of the target number of shares, were earned based on the Company’s achievement of certain earnings per share growth and return on capital employed performance over the performance period from January 1, 2006 through December 31, 2008, as compared to other members of a defined peer group. These shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2010.
     In March 2009, Basic granted various employees 571,824 unvested shares of common stock which vest over a five-year period. Also, in March 2009, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately in lieu of annual cash director fees.
Treasury Stock
     On October 13, 2008, Basic announced that its Board of Directors authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases are based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During the year ended December 31, 2008, Basic repurchased

897,558 shares at a total price of $8.8 million (an average of $9.82 per share), inclusive of commissions and fees. During the first three months of 2009, Basic repurchased 809,093 shares at a total price of $6.0 million (an average of $7.41 per share), inclusive of commissions and fees.
     Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 52,877 shares through net share settlements during 2008 and 10,534 shares through net share settlements during the first three months of 2009.
Preferred Stock
     At March 31, 2009 and December 31, 2008, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the subjective assumptions noted in the following table. Since the Company has only been public since December 2005, expected volatility for options granted during 2007 is a combination of the Company’s historical data and implied volatility based upon a peer group. The expected term of options granted represents the period of time that options granted are expected to be outstanding. For options granted in 2007, the Company used the simplified method to calculate the expected term. For options granted in 2007, the risk-free rate for periods within the contractual life of the options is based on the U.S. Treasury yield curve in effect at the time of grant. The estimates involve inherent uncertainties and the application of management judgment. In addition, Basic is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended March 31, 2009 and 2008, compensation expense related to share-based arrangements was approximately $1.4 million and $1.1 million, respectively. For compensation expense recognized during the three months ended March 31, 2009 and 2008, Basic recognized a tax benefit of approximately $485,000 and $404,000 respectively.
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three to five-year service period.

     The following table reflects the summary of stock options outstanding at March 31, 2009 and the changes during the three months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	1,608,675	$11.11
Options granted	—	$—
Options forfeited	(4,000)	$14.43
Options exercised	—	$—
Options expired	(500)	$26.84

Outstanding, end of period	1,604,175	$11.10	5.51	$1,364

Exercisable, end of period	1,219,800	$8.93	5.13	$1,364

Vested or expected to vest, end of period	1,581,925	$10.89	5.49	$1,364

     The total intrinsic value of share options exercised during the three months ended March 31, 2008 was approximately $734,000. No share options were exercised for the period ending March 31, 2009.
     On March 13, 2009, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to the Company’s achievement of certain earnings per share growth and return on capital employed performance over the performance period from January 1, 2007 through December 31, 2009, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 265,000 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2011.

     A summary of the status of the Company’s non-vested share grants at March 31, 2009 and changes during the three months ended March 31, 2009 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	599,325	$21.41
Granted during period	721,574	6.20
Vested during period	(61,075)	21.20
Forfeited during period	(17,800)	21.03
Performance based earned (1)	14,025	21.17

Nonvested at end of period	1,256,049	$12.69

(1)	In March 2008 certain members of management were awarded grants of performance based stock awards. The number of shares to be earned ranged from 0% to 150% of target depending on the Company’s achievement of certain EPS and return on capital employed performance compared to a peer group. The performance period for purposes of these grants was January 1, 2006 through December 31, 2008. As of December 31, 2008 it was estimated that 85% of the target shares would be earned and in March 2009 it was determined that 100% of the target shares had been earned.
     As of March 31, 2009, there was approximately $14.3 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.59 years. The total fair value of share-based awards vested during the three months ended March 31, 2009 and 2008 was approximately $389,000 and $10.0 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $111,000 and $1.3 million for the three months ended March 31, 2009 and 2008, respectively.
     Cash received from share option exercises under the Plan was approximately $303,000 for the three months ended March 31, 2008. No share options were exercised for the three months ending March 31, 2009. The actual tax benefit realized for the tax deductions from options exercised was $305,000 for the three months ended March 31, 2008.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $153,000 and $148,000 as of March 31, 2009 and December 31, 2008, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.

10. Earnings Per Share
     Basic presents earnings per share information in accordance with the provisions of SFAS No. 128, “Earnings per Share” (“SFAS No. 128”). Under SFAS No. 128, basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended March 31,
	2009	2008
	(Unaudited)
Numerator (both basic and diluted):

Net income (loss)	$(182,825)	$19,656

Denominator:

Denominator for basic earnings per share	39,970,225	40,577,258

Stock options	—	775,323
Unvested restricted stock	—	111,727

Denominator for diluted earnings per share	39,970,225	41,464,308

Basic earnings per common share:	$(4.57)	$0.48

Diluted earnings per common share:	$(4.57)	$0.47

     Stock options and unvested restricted stock shares of approximately 299,000 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2009 as the effect would have been anti-dilutive due to the net loss for the three months ended March 31, 2009.
11. Business Segment Information
     Basic’s reportable business segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. The following is a description of the segments:
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
     Completion and Remedial Services: This segment utilizes a fleet of pressure pumping units, coiled tubing units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and an array of specialized rental equipment and fishing tools. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.
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
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion
	Well	Fluid	and Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total
Three Months Ended March 31, 2009 (Unaudited)
Operating revenues	$48,814	$64,977	$37,259	$3,638	$—	$154,688
Direct operating costs	(36,917)	(44,587)	(25,894)	(3,269)	—	$(110,667)

Segment profits	$11,897	$20,390	$11,365	$369	$—	$44,021

Depreciation and amortization	$12,299	$9,216	$7,710	$1,844	$1,668	$32,737
Capital expenditures, (excluding acquisitions)	$5,179	$3,881	$3,246	$777	$701	$13,784
Identifiable assets	$276,386	$212,229	$208,306	$46,458	$349,070	$1,092,449

Three Months Ended March 31, 2008 (Unaudited)
Operating revenues	$80,519	$71,399	$68,458	$9,497	$—	$229,873
Direct operating costs	(48,466)	(46,433)	(35,788)	(7,060)	—	(137,747)

Segment profits	$32,053	$24,966	$32,670	$2,437	$—	$92,126

Depreciation and amortization	$11,238	$7,010	$6,691	$1,858	$1,235	$28,032
Capital expenditures, (excluding acquisitions)	$7,387	$4,608	$4,399	$1,221	$812	$18,427
Identifiable assets	$288,871	$204,958	$307,482	$71,494	$314,572	$1,187,377
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2009	2008
Segment profits	$44,021	$92,126

General and administrative expenses	(29,079)	(25,852)
Depreciation and amortization	(32,737)	(28,032)
Loss on disposal of assets	(865)	(225)
Goodwill impairment	(204,096)	—

Operating income (loss)	$(222,756)	$38,017

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2009	2008
	(In thousands)
Capital leases issued for equipment	$13,353	$9,995
Contingent earnout accrual	$730	$554
     Basic paid no income taxes during the three months ended March 31, 2009. Basic paid income taxes of approximately $660,000 during the three months ended March 31, 2008. Basic paid interest of approximately $2.9 million and $2.7 million during the three months ended March 31, 2009 and 2008, respectively.

13. Fair Value Measurements
     SFAS No. 157 was issued by the FASB in September 2006 and became effective for financial assets and liabilities of the Company on January 1, 2008 and became effective for non-financial assets and liabilities of the Company on January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market based measurement considered from the perspective of a market participant. We use market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. If observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued.  We primarily apply a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). We classify fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
Level 1—Qouted prices in active markets for identical assets or liabilities that we have the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
Level 2—Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured.
Level 3—Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.
     In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.

     Our asset retirement obligation related to our salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the three months ended March 31, 2009 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2008	$1,796

Additional asset retirement obligation recognized through acquisitions	—
Accretion expense	36

Balance, March 31, 2009	$1,832

14. Subsequent Events
     On May 4, 2009, Basic amended its Fourth Amended and Restated Credit Agreement with its existing syndicate of lenders. The amendment provides for two tranches whereby the lenders within the syndicate had the option to participate in the extension of the revolver. Tranche A maintains the current agreement, including the termination date of December 15, 2010, for any lenders who chose not to participate in the extension of the revolver. Tranche B includes all lenders who agreed to extend the revolver’s termination date to January 31, 2012 for their respective prior commitment. In addition, this amendment also changed our maximum leverage ratio to 3.75 times EBITDA and provides an aggregate of $50 million for investments and prepayment of unsecured indebtedness. The amendment did not change the total amount of the revolver. The amount of commitments under tranche A is $80 million and the amount under tranche B is $145 million. Those lenders in tranche A will not receive any upfront fees and will receive the same pricing as applicable under the existing facility. Those lenders committing to tranche B will receive an upfront fee, an increase in the undrawn commitment fee and an increase in the pricing spread grid based on leverage ratio ranges. Costs of approximately $2.3 million associated with the amendment will be amortized over the extended life of this credit facility.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we purchased businesses and assets in 40 separate acquisitions from January 1, 2004 to March 31, 2009. Our weighted average number of well servicing rigs increased from 279 in 2004 to 414 in the first quarter of 2009 and our weighted average number of fluid service trucks increased from 386 to 814 in the same period. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2009		2008
Revenues:
Well servicing	$48.8	32%	$80.5	35%
Fluid services	65.0	42%	71.4	31%
Completion and remedial	37.3	24%	68.5	30%
Contract drilling	3.6	2%	9.5	4%

Total revenues	$154.7	100%	$229.9	100%

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
     In 2007, natural gas prices declined as an excess supply of natural gas began to occur, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. By the middle of 2008, oil and natural gas prices reached historic highs. However, in the second half of 2008 oil and natural gas prices decreased substantially, which caused significantly lower utilization of our services in the fourth quarter of 2008. In the first quarter of 2009, utilization and pricing for our services continued to decline from fourth quarter 2008, as oil and natural gas prices remained low. For 2009, we expect oil and gas prices to remain substantially below the levels required to support aggressive capital spending programs by our customers and that their maintenance related spending will be deferred for as long as possible. The reduced spending by our customers will result in significantly lower demand for our services and increased price competition among the service providers in each of our segments. We anticipate that utilization, revenue and margins in 2009 will be substantially below 2008 levels. However, we do not currently believe that this will have an effect on our compliance with the financial covenants in our debt agreements.
     We derive a majority of our revenues from services supporting production from existing oil and gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and gas price environments, as ongoing maintenance spending is required to sustain production. As oil and gas prices fluctuate, demand for all of our services changes correspondingly as our customers must balance maintenance and capital expenditures against their available cash flows. Because our services are required to support drilling and workover activities, we are also subject to changes in capital spending by our customers as oil and gas prices increase or decrease. Adverse changes in capital markets also caused a number of oil and gas producers to reduce their capital budgets for the first quarter of 2009 and the remainder of 2009. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices return to historically high levels.

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
     Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see below in “Segment Overview.”
     We will continue to evaluate opportunities to grow our business through selective acquisitions and internal growth initiatives. Our capital investment decisions are determined by an analysis of the projected return on capital employed for each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention. As discussed below in “Liquidity and Capital Resources,” we also must meet certain financial covenants in order to borrow money under our existing credit agreement to fund future acquisitions.
Selected 2008 Acquisitions
     During the year 2008, we made several acquisitions that complemented our existing lines of business. These included among others:
Xterra Fishing and Rental Tools Co
     On January 28, 2008, we acquired all of the outstanding capital stock of Xterra Fishing and Rental Tools Co. (“Xterra”) for total consideration of $21.5 million cash. This acquisition operates in our completion and remedial services line of business.
Azurite Services Company, Inc.
     On September 26, 2008, we acquired substantially all of the operating assets of Azurite for $60.9 million in cash. This acquisition operates in our fluid services line of business.
Segment Overview
Well Servicing
     During the first three months of 2009, our well servicing segment represented 32% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet increased from a weighted average number of 392 rigs in the first quarter of 2008 to 414 in the first quarter of 2009 through a combination of newbuild purchases and acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters in 2008, the full year ended December 31, 2008 and the quarter ended March 31, 2009:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
Second Quarter	403	222,300	77.1%	$400	$152	37.9%
Third Quarter	412	233,000	79.1%	$418	$156	37.3%
Fourth Quarter	414	182,400	61.6%	$418	$141	33.8%
Full Year	405	840,200	72.5%	$408	$152	37.3%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24.4%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     The decrease in oil and gas prices over the last part of 2008, along with prices remaining depressed through the first quarter of 2009, caused a decrease in rig utilization to 44.7% in the first quarter of 2009 compared to 61.6% in the fourth quarter of 2008, as our customers decreased their capital and maintenance expenditures for our services. This decrease in customer demand caused increased price competition with our competitors, which in turn resulted in the decrease in revenue per rig hour to $369 in the first quarter of 2009 from $418 in the fourth quarter of 2008. Our rates declined faster than our costs, resulting in the decrease in segment profit percentage to 24.4% in the first quarter of 2009 from 33.8% in the fourth quarter of 2008.
Fluid Services
     During the first three months of 2009, our fluid services segment represented 42% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

     The following is an analysis of our fluid services operations for each of the quarters in 2008, the full year ended December 31, 2008 and the quarter ended March 31, 2009 (dollars in thousands):

	Weighted		Segment Profits
	Average Number of	Revenue Per	Per Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2008:
First Quarter	644	$111	$39	35.0%
Second Quarter	663	$109	$36	33.1%
Third Quarter	683	$121	$43	35.8%
Fourth Quarter	804	$111	$42	38.1%
Full Year	699	$452	$161	35.6%
2009:
First Quarter	814	$80	$25	31.4%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The decrease in revenue per fluid service truck to $80 in the first quarter of 2009 from $111 in the fourth quarter of 2008 and the decrease in segment profit percentage to 31.4% in the first quarter of 2009 from 38.1% in the fourth quarter of 2008 were caused by lower customer demand and significant rate decreases in all of our market areas.
Completion and Remedial Services
     During the first three months of 2009, our completion and remedial services segment represented 24% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 139,000 and 120,000 at March 31, 2009 and March 31, 2008, respectively.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters in 2008, the full year ended December 31, 2008 and the quarter ended March 31, 2009 (dollars in thousands):

		Segment
	Revenues	Profits%
2008:
First Quarter	$68,458	47.7%
Second Quarter	$79,579	46.4%
Third Quarter	$85,541	45.3%
Fourth Quarter	$70,748	43.0%
Full Year	$304,326	45.6%
2009:
First Quarter	$37,259	30.5%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The decrease in completion and remedial revenue to $37.3 million in the first quarter of 2009 from $70.7 million in the fourth quarter of 2008 was caused by the decline in oil and gas prices in the last part of 2008 and the first quarter of 2009, which resulted in lower demand for our services. Demand, particularly in our pressure pumping segment, and rates for our services decreased faster than our costs, resulting in the decrease in segment profit percentage to 30.5% in the first quarter of 2009 from 43.0% in the fourth quarter of 2008.
Contract Drilling
     During the first three months of 2009, our contract drilling segment represented 2% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or footage at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet had a weighted average of nine rigs during the four quarters of 2008 and the first quarter of 2009.
     The following is an analysis of our contract drilling segment for each of the quarters in 2008, the full year ended December 31, 2008 and the quarter ended March 31, 2009 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits (Loss)	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
Second Quarter	9	699	$14,800	$4,000	27.2%
Third Quarter	9	767	$15,600	$5,600	35.6%
Fourth Quarter	9	666	$14,900	$5,400	36.2%
Full Year	9	2,777	$15,000	$4,700	31.4%
2009:
First Quarter	9	248	$14,700	$1,500	10.1%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The decrease in segment profits to 10.1% in the first quarter of 2009 from 36.2% in the fourth quarter of 2008 was due primarily to the decline in rig operating days during the first quarter.
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

     Property and Equipment. Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expenses as incurred. We also review the capitalization of refurbishment of workover rigs as described in note 2 of the notes to our consolidated financial statements.
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
     Income Taxes. We account for income taxes based upon Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). Under SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
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

     In accordance with SFAS No. 142, we performed an assessment of goodwill as of March 31, 2009. A “triggering event” requiring this assessment was deemed to occur because the oil and gas services industry continued to decline in the first quarter and our common stock price declined by 50% from December 31, 2008 to March 31, 2009. For SFAS No. 142 Step One testing purposes, we tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. Our contract drilling reporting unit does not carry any goodwill, and is not subject to the test.
     To estimate the fair value of the reporting units, we used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of a business unit. We weighted the discounted cash flow method 85% and public company guideline method 15%, due to differences between our reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the our capitalization. The measurement date for our common stock price and market capitalization was the closing price on March 31, 2009.
     Based on the results of SFAS No. 142 Step One, impairment was indicated in all three of the assessed reporting units. As such, we were required to perform Step Two assessment on all three of the reporting units. Step Two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective unit. This assessment indicated that $204.1 million was considered impaired as of March 31, 2009. This non-cash charge eliminated all of our goodwill.
     Additionally, in accordance with SFAS No. 144, we performed an assessment of our long-lived assets for impairment. This assessment is performed as a comparison of the undiscounted future cash flows of each reporting unit to the carrying value of the assets in each unit. No impairment was indicated by this test.
     Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of historical collection activity and specific identification of overdue accounts. Factors that may affect this estimate include (1) changes in the financial positions of significant customers and (2) a decline in commodity prices that could affect the entire customer base.
     Litigation and Self-Insured Risk Reserves. We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigated and insured claims could differ significantly from estimated amounts. As discussed in “Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on certain assumptions developed using third-party data and historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.
     Fair Value of Assets Acquired and Liabilities Assumed. We estimate the fair value of assets acquired and liabilities assumed in business combinations, which involves the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair value of property and equipment, intangible assets and the resulting amount of goodwill, if any. Our adoption of SFAS No. 142 on January 1, 2002 requires us to test annually for impairment the goodwill and intangible assets with indefinite useful lives recorded in business combinations. This requires us to estimate the fair values of our own assets and liabilities at the reporting unit level. Therefore, considerable judgment, similar to that described above in connection with our estimation of the fair value of an acquired company, is required to assess goodwill and certain intangible assets for impairment.
     Cash Flow Estimates. Our estimates of future cash flows are based on the most recent available market and operating data for the applicable asset or reporting unit at the time the estimate is made. Our cash flow estimates are used for asset impairment analyses.
     Stock-Based Compensation. We account for stock-based compensation based on Statement of Financial Accounting Standards No. 123 (revised 2004), “Share Based Payment” (“SFAS No. 123R”). Options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model and all awards are adjusted for an expected forfeiture rate. Awards are amortized over the vesting period. Compensation expense of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will be based upon the intrinsic value method calculated under Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”).

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
     Asset Retirement Obligations. SFAS No. 143 requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset, depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlement of obligations.
Results of Operations
The results of operations between periods may not be comparable, primarily due to the significant number of acquisitions made and their relative timing in the year acquired. See note 3 of the notes to our historical consolidated financial statements for more detail.
     Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008
     Revenues. Revenues decreased by 33% to $154.7 million during the first quarter of 2009 from $229.9 million during the same period in 2008. This decrease was primarily due to lower expenditures by our customers for our services and increased price competition from our competitors due to the decline in oil and gas prices.
     Well servicing revenues decreased by 39% to $48.8 million during the first quarter of 2009 compared to $80.5 million during the same period in 2008. This decrease was due to the decrease in rig utilization to 44.7% during the first quarter of 2009 from 72.2% during the first quarter of 2008, along with a decrease in revenue per rig hour to $369 during the first quarter of 2009 from $398 during the first quarter of 2008. These decreases were due to decreased expenditures by our customers for our services along with increased price competition from our competitors. Our average number of well servicing rigs increased to 414 during the first quarter of 2009 compared to 392 in the same period in 2008, due to internal expansion from our newbuild rig program and the Lackey Construction, LLC and the Triple N Services, Inc. acquisitions.
     Fluid services revenues decreased by 9% to $65.0 million during the first quarter of 2009 compared to $71.4 million in the same period in 2008. This decrease was primarily due to decreased rates that we charged to our customers for our services caused by increased price competition from our competitors. These decreases were partially offset by the Azurite acquisition in September 2008 which added 98 fluid service trucks and 632 frac tanks. This acquisition added approximately $9.2 million of revenues during the first quarter of 2009. Our weighted average number of fluid service trucks increased to 814 during the first quarter of 2009 from 644 in the same period in 2008, although our revenue per fluid service truck decreased to $80,000 in the first quarter of 2009 compared to $111,000 in the same period in 2008.
     Completion and remedial services revenues decreased by 46% to $37.3 million during the first quarter of 2009 compared to $68.5 million in the same period in 2008. The decrease in revenue between these periods was due to decreased utilization of equipment due to the decline in oil and gas prices. Increased market competition also caused significant rate declines. Total hydraulic horsepower increased to 139,000 at March 31, 2009 from 120,000 at March 31, 2008.
     Contract drilling revenues decreased by 62% to $3.6 million during the first quarter in 2009 compared to $9.5 million in the same period in 2008. The number of rig operating days decreased to 248 in first quarter of 2009 compared to 645 in the first quarter of 2008. This decrease was due to lower new well starts in all of our geographic markets.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, decreased by 20% to $110.7 million during the first quarter of 2009 from $137.7 million in the same period in 2008. This decrease was due to the lower activity levels in all of our segments.

     Direct operating expenses for the well servicing segment decreased by 24% to $36.9 million during the first quarter of 2009 as compared to $48.5 million for the same period in 2008, due primarily to decreased rig hours to 132,300 in the first quarter of 2009 from 202,500 for the same period in 2008. Segment profits decreased to 24% of revenues during the first quarter of 2009 compared to 40% for the same period in 2008, which reflects the faster decline in activity levels and rates compared to costs.
     Direct operating expenses for the fluid services segment decreased by 4% to $44.6 million during the first quarter of 2009 as compared to $46.4 million for the same period in 2008, which is due to lower activity levels and rates being partially offset by the Azurite acquisition in September 2008 which added approximately $6.8 million in direct operating expenses in the first quarter 2009. Segment profits were 31% of revenues during the first quarter of 2009 compared to 35% for the same period in 2008.
     Direct operating expenses for the completion and remedial services segment decreased by 28% to $25.9 million during the first quarter of 2009 as compared to $35.8 million for the same period in 2008 due primarily to decreased activity levels. Segment profits decreased to 31% of revenues during the first quarter of 2009 compared to 48% for the same period in 2008, due to activity levels and rates declining faster than costs.
     Direct operating expenses for the contract drilling segment decreased by 54% to $3.3 million during the first quarter of 2009 as compared to $7.1 million for the same period in 2008 due primarily to lower activity levels. Segment profits for this segment were 10% of revenues during the first quarter of 2009 compared to 26% for the same period in 2008.
     General and Administrative Expenses. General and administrative expenses increased by 12% to $29.1 million during the first quarter of 2009 from $25.9 million for the same period in 2008, which included $1.4 million and $1.1 million in stock-based compensation expense for 2009 and 2008, respectively. The increase primarily reflects higher salary and office expenses related to businesses acquired during 2008.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $32.7 million during the first quarter of 2009 as compared to $28.0 million for the same period in 2008, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as through the internal expansion of our business segments.
     Goodwill Impairment.  In the first quarter of 2009, we recorded a non-cash charge totaling $204.1 million for impairment of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments.
     Interest Expense. Interest expense decreased by 22% to $5.7 million during the first quarter of 2009 compared to $7.3 million for the same period in 2008. The decrease was due primarily to lower interest rates on our revolving line of credit.
     Income Tax Expense. There was an income tax benefit of $45.3 million during the first quarter of 2009 as compared to an income tax expense of $11.8 million for the same period in 2008. Our effective tax rate during the first quarter of 2009 and 2008 was approximately 20% and 37%, respectively.
Liquidity and Capital Resources
     Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases as allowed under our Fourth Amended and Restated Credit Agreement (the “2007 Credit Facility”) and availability under our 2007 Credit Facility, under which approximately $28.8 million was available at March 31, 2009. As of March 31, 2009, we had cash and cash equivalents of $142.9 million compared to $111.1 million as of December 31, 2008. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $60.8 million for the three months ended March 31, 2009 as compared to $56.0 million during the same period in 2008. Operating cash flow was relatively flat due to the decrease in revenues being offset by the collection of our accounts receivable.

Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first three months of 2009 were $14.9 million as compared to $45.3 million in the same period of 2008. We added $13.4 million of additional assets through our capital lease program during the first three months of 2009 compared to $10.0 million in the same period in 2008.
     For 2009, we currently have planned approximately $40 million in cash capital expenditures and $17.5 million in capital leases, none of which is planned for acquisitions. We do not budget acquisitions in the normal course of business. The $57.5 million of capital expenditures planned for property and equipment is primarily for (1) purchase of additional equipment to expand our services, (2) continued refurbishment of our well servicing rigs and (3) replacement of existing equipment. We regularly engage in discussions related to potential acquisitions related to the well services industry.
Capital Resources and Financing
     Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases of up to an additional $77.1 million at March 31, 2009, the availability under our 2007 Credit Facility of $28.8 million at March 31, 2009 and a cash balance of $142.9 million at March 31, 2009.
     At March 31, 2009, of the $225.0 million in financial commitments under the revolving line of credit under our 2007 Credit Facility, there was $28.8 million of available borrowing capacity due to the outstanding balance of $180.0 million and the $16.2 million of outstanding standby letters of credit. The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request.
     Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets.
Senior Notes
     In April 2006, we completed a private offering of $225 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016. The Senior Notes are jointly and severally guaranteed by each of our subsidiaries. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
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
2007 Credit Facility
     On February 6, 2007, we amended and restated our existing credit agreement by entering into the 2007 Credit Facility. The amendments contained in the 2007 Credit Facility included:
•	eliminating the $90 million class of Term B Loans;

•	creating a new class of Revolving Loans, which increased the lender’s total revolving commitments from $150 million to $225 million;

•	increasing the “Incremental Revolving Commitments” under the 2007 Credit Facility from $75.0 million to an aggregate principal amount of $100 million;

•	changing the applicable margins for Alternative Base Rate or Eurodollar revolving loans;

•	amending the negative covenants relating to our ability to incur indebtedness and liens, to add tests based on a percentage of our consolidated tangible assets in addition to fixed dollar amounts, or to increase applicable dollar limits on baskets or other tests for permitted indebtedness or liens;

•	amending the negative covenants relating to our ability to pay dividends, or repurchase or redeem our capital stock, in order to conform more closely with permitted payments under our Senior Notes; and

•	eliminating certain restrictions on our ability to create or incur certain lease obligations.
     Under the 2007 Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The 2007 Credit Facility provides for a $225 million revolving line of credit (“Revolver”). The 2007 Credit Facility includes provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. All of the outstanding amounts under the Revolver are due and payable on December 15, 2010. The 2007 Credit Facility is secured by substantially all of our tangible and intangible assets. We incurred approximately $0.7 million in debt issuance costs in connection with the 2007 Credit Facility.
     At our option, borrowings under the Revolver bear interest at either (1) the “Alternative Base Rate” (i.e., the higher of the bank’s prime rate or the federal funds rate plus 0.50% per year) plus a margin ranging from 0.25% to 0.5% or (2) an “Adjusted LIBOR Rate” (equal to (a) the London Interbank Offered Rate (the “LIBOR rate”) as determined by the Administrative Agent in effect for such interest period divided by (b) one minus the Statutory Reserves, if any, for such borrowing for such interest period) plus a margin ranging from 1.25% to 1.5%. The margins vary depending on our leverage ratio. Fees on the letters of credit are due quarterly on the outstanding amount of the letters of credit at a rate ranging from 1.25% to 1.5% for participation fees and 0.125% for fronting fees. A commitment fee is due quarterly on the available borrowings under the Revolver at a rate of 0.375%.
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
     On May 4, 2009, we amended our Fourth Amended and Restated Credit Agreement with our existing syndicate of lenders. The amendment provides for two tranches whereby the lenders within the syndicate had the option to participate in the extension of the revolver. Tranche A maintains the current agreement, including the termination date of December 15, 2010, for any lenders who chose not to participate in the extension of the revolver. Tranche B includes all lenders who agreed to extend the revolver’s termination date to January 31, 2012 for their respective prior commitment. In addition, this amendment also changed our maximum leverage ratio to 3.75 times EBITDA and provides an aggregate of $50 million for investments and prepayment of unsecured indebtedness. The amendment did not change the total amount of the revolver. The amount of commitments under tranche A is $80 million and the amount under tranche B is $145 million. Those lenders in tranche A will not receive any upfront fees and will receive the same pricing as applicable under the existing facility. Those lenders committing to tranche B will receive an upfront fee, an increase in the undrawn commitment fee and an increase in the pricing spread grid based on leverage ratio ranges. Costs of approximately $2.3 million associated with the amendment will be amortized over the extended life of this credit facility.
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of March 31, 2009, we had total capital leases of approximately $80.7 million.

     Credit Rating Agencies
     Our Senior Notes are currently rated BB- and B1 by Standard and Poor’s and Moody’s, respectively. Our 2007 Credit Facility maintains ratings of BB+ and Ba1 from Standard and Poor’s and Moody’s, respectively.
Preferred Stock
     At March 31, 2009 and December 31, 2008, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.
Net Operating Losses
     As of March 31, 2009, we had approximately $2.3 million of net operating loss carryforwards related to the pre-acquisition period of a 2003 acquisition, which are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which became effective for our financial assets and liabilities on January 1, 2008 and became effective for our non-financial assets and liabilities on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. This standard was adopted for financial assets and liabilities as of January 1, 2008 and was adopted for non-financial assets and liabilities, including fair value measurements for asset impairments, goodwill and intangible asset impairments and purchase price allocations, on January 1, 2009. The adoption of this standard did not have any impact on the fair value of any of our financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combination“s” (“SFAS No. 141R”), which became effective for us on January 1, 2009. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date be measured at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Any acquisition related costs are to be expensed instead of capitalized. The impact to us from the adoption of SFAS No. 141R in 2009 will vary acquisition by acquisition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which became effective for us on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This pronouncement has not had a significant impact on our results of operation or consolidated financial position since we do not have any noncontrolling interests.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which became effective for us on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on a company’s financial position, financial performance and cash flows. This pronouncement has not had a significant impact on the results of operation or consolidated financial position since we do not have any derivative instruments.

     In April 2008, the FASB issued FASB Staff Position SFAS No. 142-3, “Determination of Useful Life of Intangible Assets” (“FSP No. 142-3”). FSP No. 142-3 amends the factors that should be considered in developing the renewal or extension assumptions used to determine the useful life of a recognized intangible asset under SFAS No. 142. FSP No. 142-3 is effective for fiscal years beginning after December 15, 2008. Earlier adoption is not permitted. This pronouncement has not had a significant impact on our results of operation or consolidated financial position.
     In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS No. 162”), which becomes effective for us 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With General Accepted Accounting Principles.” This standard identifies the sources of accounting principles and the framework for selecting the principles used in the preparation of financial statements that are presented in conformity with generally accepted accounting principles (GAAP). We do not anticipate that this pronouncement will have a material impact on our results of operations or consolidated financial position.
     In June 2008, the FASB issued FASB Staff Position EITF 03-6-1, “Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities” (“FSP EITF 03-6-1”). FSP EITF 03-6-1 addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, need to be included in the earnings allocation in computing earnings per share (“EPS”) under the two-class method described in paragraphs 60 and 61 of SFAS No. 128, “Earnings Per Share.” FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008 and requires retrospective adjustment for all comparable prior periods presented. FSP EITF 03-6-1 has not had a significant impact on our results of operation or consolidated financial position since we do not have any participating securities.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business, other than increases in fuel costs and personnel expenses during 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2009, we had $180.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.8 million annually and a decrease in net income of approximately $1.2 million.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
     Based on their evaluation as of the end of the period covered by this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended March 31, 2009 (dollars in thousands, except average price paid per share):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per share	Announced Program	the Program (2)
January 1 – January 31	128,624	$9.78	127,400	$39,939
February 1 – February 28	495,300	$7.44	495,300	$36,255
March 1 – March 31	195,703	$5.81	186,393	$35,188
Total	819,627	$7.42	809,093	$35,188

(1)	Includes 10,534 shares repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

(2)	On October 13, 2008, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of shares of our common stock from time to time in open market or private transactions, at our discretion. The stock repurchase program may be suspended or discontinued at any time.

Item 4. Submission of Matters to a Vote of Security Holders
ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed March 19, 2009)

10.1*†	Form of Performance-Based Award Agreement (effective March 2009) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed March 19, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.	By:	/s/ Kenneth V. Huseman
		Name:	Kenneth V. Huseman
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Alan Krenek
		Name:	Alan Krenek
		Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: May 8, 2009

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed March 19, 2009)

10.1*†	Form of Performance-Based Award Agreement (effective March 2009) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed March 19, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement