Form 10-Q
period 2009-06-30
BASIC ENERGY SERVICES INC
filed 2009-07-31
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☑
     40,701,498 shares of the registrant’s Common Stock were outstanding as of July 24, 2009.

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
     This quarterly report includes market share and industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, and industry publications and surveys. Industry surveys and publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. For example, the number of onshore well servicing rigs in the U.S. could be lower than our estimate to the extent our two larger competitors have continued to report as stacked rigs equipment that is not actually complete or subject to refurbishment. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$134,304	$111,135
Trade accounts receivable, net of allowance of $6,396 and $5,838, respectively	98,997	172,930
Accounts receivable — related parties	138	148
Income tax receivable	27,052	3,324
Inventories	11,279	11,937
Prepaid expenses	4,615	6,838
Other current assets	5,648	6,508
Deferred tax assets	28,076	11,081

Total current assets	310,109	323,901

Property and equipment, net	714,560	740,879

Deferred debt costs, net of amortization	7,058	5,132
Goodwill	—	202,749
Other intangible assets, net of amortization	34,381	36,004
Other assets	2,285	2,046

Total assets	$1,068,393	$1,310,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$17,784	$28,291
Accrued expenses	37,950	47,139
Current portion of long-term debt	28,316	26,063
Other current liabilities	401	658

Total current liabilities	84,451	102,151

Long-term debt	451,958	454,260
Deferred tax liabilities	135,079	149,591
Other long-term liabilities	9,686	9,705

Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2009 and December 31, 2008, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued; and 40,703,187 shares outstanding at June 30, 2009; 41,734,485 shares issued; and 40,851,862 shares outstanding at December 31, 2008.	424	417
Additional paid-in capital	328,101	325,785
Retained earnings	72,642	277,173
Treasury stock, at cost, 1,691,622 and 882,623 shares at June 30, 2009 and December 31, 2008, respectively	(13,948)	(8,371)

Total stockholders’ equity	387,219	595,004

Total liabilities and stockholders’ equity	$1,068,393	$1,310,711

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$36,399	$89,018	$85,213	$169,537
Fluid services	49,088	72,581	114,065	143,980
Completion and remedial services	29,373	79,579	66,632	148,037
Contract drilling	3,988	10,344	7,626	19,841

Total revenues	118,848	251,522	273,536	481,395

Expenses:
Well servicing	27,825	55,293	64,742	103,759
Fluid services	35,381	48,554	79,968	94,987
Completion and remedial services	21,484	42,651	47,378	78,439
Contract drilling	3,338	7,529	6,607	14,589
General and administrative, including stock-based compensation of $1,290 and $1,184 in three months ended June 30, 2009 and 2008, and $2,665 and $2,264 in the six months ended June 30, 2009 and 2008, respectively	27,424	26,811	56,503	52,663
Depreciation and amortization	32,413	28,732	65,150	56,764
(Gain) loss on disposal of assets	474	(809)	1,339	(584)
Goodwill impairment	(82)	—	204,014	—

Total expenses	148,257	208,761	525,701	400,617

Operating income (loss)	(29,409)	42,761	(252,165)	80,778

Other income (expense):
Interest expense	(5,974)	(6,453)	(11,710)	(13,802)
Interest income	173	471	393	1,172
Other income (expense)	118	(6,469)	252	(6,431)

Income (loss) from continuing operations before income taxes	(35,092)	30,310	(263,230)	61,717

Income tax benefit (expense)	13,856	(11,597)	59,169	(23,348)

Net income (loss)	$(21,236)	$18,713	$(204,061)	$38,369

Earnings per share of common stock:
Basic	$(0.54)	$0.46	$(5.13)	$0.94

Diluted	$(0.54)	$0.45	$(5.13)	$0.92

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity

Balance — December 31, 2008	41,734,485	$417	$325,785	$(8,371)	$277,173	$595,004

Issuances of restricted stock	660,324	7	(7)	431	(431)	—
Amortization of share based compensation	—	—	2,640	—	—	2,640
Treasury stock issued as compensation to Chairman of the Board	—	—	—	43	(19)	24
Purchase of treasury stock	—	—	—	(6,104)	—	(6,104)
Exercise of stock options / vesting of restricted stock	—	—	(317)	53	(20)	(284)
Net loss	—	—	—	—	(204,061)	(204,061)

Balance — June 30, 2009 (unaudited)	42,394,809	$424	$328,101	$(13,948)	$72,642	$387,219

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(204,061)	$38,369
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	65,150	56,764
Goodwill impairment	204,014	—
Accretion on asset retirement obligation	73	63
Change in allowance for doubtful accounts	558	(483)
Amortization of deferred financing costs	630	482
Non-cash compensation	2,665	2,264
(Gain) loss on disposal of assets	1,339	(584)
Deferred income taxes	(31,507)	7,666

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	73,385	(23,934)
Inventories	658	402
Prepaid expenses and other current assets	3,380	5,177
Other assets	(219)	(198)
Accounts payable	(10,507)	991
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	317	(1,583)
Income tax payable	(24,213)	1,015
Other liabilities	(243)	(3,414)
Accrued expenses	(8,370)	4,331

Net cash provided by operating activities	73,049	87,328

Cash flows from investing activities:
Purchase of property and equipment	(25,187)	(45,023)
Proceeds from sale of assets	1,912	6,470
Payments for other long-term assets	(995)	(2,048)
Payments for businesses, net of cash acquired	(1,190)	(51,239)

Net cash used in investing activities	(25,460)	(91,840)

Cash flows from financing activities:
Payments of debt	(15,475)	(10,874)
Purchase of treasury stock	(6,104)	(1,149)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	(317)	1,583
Tax withholding from exercise of stock options	(5)	(842)
Exercise of employee stock options	37	1,637
Deferred loan costs and other financing activities	(2,556)	—

Net cash used in financing activities	(24,420)	(9,645)

Net increase (decrease) in cash and equivalents	23,169	(14,157)

Cash and cash equivalents — beginning of period	111,135	91,941

Cash and cash equivalents — end of period	$134,304	$77,784

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2009 (unaudited)
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
Inventories
     For Rental and Fishing Tools, inventories consisting mainly of grapples and drill bits are stated at the lower of cost or market, with cost being determined on the average cost method. Other inventories, consisting mainly of rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.
Property and Equipment
     Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of the assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in operations. All property and equipment are depreciated or amortized (to the extent of estimated salvage values) on the straight-line method. The components of a well servicing rig generally require replacement or refurbishment during the well servicing rig’s life and are depreciated over their estimated useful lives, which ranges from 3 to 15 years. The costs of the original components of a purchased or acquired well servicing rig are not maintained separately from the base rig.
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
     Deferred debt costs were approximately $10.1 million net of accumulated amortization of $3.1 million and $7.6 million net of accumulated amortization of $2.4 million at June 30, 2009 and December 31, 2008, respectively. Amortization of deferred debt costs totaled approximately $391,000 and $242,000 for the three months ended June 30, 2009 and 2008, respectively. For the six months ended June 30, 2009 and 2008, amortization of deferred debt costs totaled approximately $630,000 and $482,000, respectively.
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
     As of June 30, 2009, Basic had no goodwill. All of the Company’s goodwill was considered impaired as of March 31, 2009.

     Intangible assets subject to amortization under SFAS No. 142 consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $35.4 million as of June 30, 2009 and December 31, 2008. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.2 million and $4.4 million at June 30, 2009 and December 31, 2008, respectively. Accumulated amortization related to these intangible assets totaled approximately $5.3 million and $3.8 million at June 30, 2009 and December 31, 2008, respectively. Amortization expense for the three months ended June 30, 2009 and 2008 was approximately $803,000 and $636,000, respectively. Amortization expense for the six months ended June 30, 2009 and 2008 was approximately $1.6 million and $1.3 million, respectively Other intangibles net of accumulated amortization allocated to reporting units as of June 30, 2009 were $376,000, $3.1 million, $25.2 million and $5.7 million for well servicing, fluid services, completion and remedial services, and contract drilling, respectively.
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
     Basic recognized an effective tax benefit rate of 22% in the first six months of 2009 compared to a tax rate of 38% in the first six months of 2008. The lower effective tax rate in the first six months of 2009 was primarily due to the $204.0 million goodwill impairment charge. The tax deductibility of the impairment charge was determined by the taxable basis of the goodwill considered to be impaired. A portion of the Company’s goodwill was not tax-deductible.
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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the three months ended June 30, 2009 or 2008.
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
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which became effective for financial assets and liabilities of the Company on January 1, 2008 and became effective for non-financial assets and liabilities of the Company on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. This standard was adopted for financial assets and liabilities as of January 1, 2008 and was adopted for non-financial assets and liabilities, including fair value measurements for asset impairments, goodwill and intangible asset impairments, purchase price allocations and asset retirement obligations on January 1, 2009. The adoption of this standard did not have any impact on the fair value of any of the Company’s financial assets or liabilities. For further information, see note 13.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS No. 141R”), which became effective for the Company on January 1, 2009. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Any acquisition related costs are to be expensed instead of capitalized. The impact to the Company from the adoption of SFAS No. 141R in 2009 will vary acquisition by acquisition.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”), which became effective for the Company on January 1, 2009. This standard establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent’s ownership interest and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. This pronouncement has not had a significant impact on the Company’s results of operation or consolidated financial position since the Company does not have any noncontrolling interests.
     In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”), which became effective for the Company on January 1, 2009. This standard improves financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to expand on these instruments’ effects on a company’s financial position, financial performance and cash flows. This pronouncement did not have any impact on the Company’s results of operation or consolidated financial position since the Company does not have any derivative instruments.
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
     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which became effective for the Company on April 1, 2009. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of this standard requires the Company to disclose the date through which subsequent events have been reviewed.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement no. 162” (“SFAS No. 168”), which becomes effective for the Company on July 1, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is not expected to change GAAP and will not have a material impact on the Company’s consolidated financial statements.
3. Acquisitions
     In the first six months of 2009 Basic did not acquire any businesses. In 2008, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)

Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,473
Lackey Construction, LLC	January 30, 2008	4,328
B&S Disposal, LLC and B&S Equipment, Ltd	April 30, 2008	7,071
Triple N Services, Inc.	May 27, 2008	17,315
Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively, “Azurite”)	September 26, 2008	60,977

Total 2008		$111,164

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

Azurite
     On September 26, 2008, Basic acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, L.P. (collectively, “Azurite”) for $61.0 million in cash. This acquisition operates in our fluid services line of business and expands our operations in the East Texas markets. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Azurite (in thousands):

Property and Equipment	$53,127
Intangible Assets (1)	1,862
Goodwill (2)	5,988

Total Assets Acquired	$60,977

(1)	Consists of customer relationships of $1,832, amortizable over 15 years, and non-compete agreements of $30, amortizable over five years.

(2)	All of which is expected to be deductible for tax purposes.
     The following unaudited pro forma results of operations have been prepared as though the Azurite acquisition had been completed on January 1, 2008. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

Six Months Ended
June 30, 2008
Revenues	$504,149

Net income	$40,020

Earnings per common share — basic	$0.98
Earnings per common share — diluted	$0.96
     Basic does not believe the pro forma effect of the remainder of the acquisitions completed in 2008 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Land	$5,275	$4,689
Buildings and improvements	31,913	29,913
Well service units and equipment	385,750	379,167
Fluid services equipment	138,671	136,814
Brine and fresh water stations	10,443	10,203
Frac/test tanks	117,514	128,845
Pressure pumping equipment	169,636	156,406
Construction equipment	25,475	22,483
Contract drilling equipment	60,467	60,340
Disposal facilities	55,566	49,878
Vehicles	39,998	41,129
Rental equipment	37,317	36,898
Aircraft	4,119	4,119
Other	29,350	21,758

	1,111,494	1,082,642
Less accumulated depreciation and amortization	396,934	341,763

Property and equipment, net	$714,560	$740,879

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Light vehicles	$26,572	$30,141
Well service units and equipment	1,713	1,194
Fluid services equipment	56,516	56,010
Pressure pumping equipment	27,276	20,492
Construction equipment	1,034	3,679
Software	13,659	9,464
Other	—	705

	126,770	121,685
Less accumulated amortization	38,018	37,370

	$88,752	$84,315

     Amortization of assets held under capital leases of approximately $5.1 million and $3.2 million for the three months ended June 30, 2009 and 2008 and $10.1 million and $6.6 million for the six months ended June 30, 2009 and 2008, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008

Credit Facilities:
Revolver	$180,000	$180,000
7.125% Senior Notes	225,000	225,000
Capital leases and other notes	75,274	75,323

	480,274	480,323
Less current portion	28,316	26,063

	$451,958	$454,260

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
     Pursuant to the Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Indenture. Basic was in compliance with the restrictive covenants at June 30, 2009. In the event of a default on the Credit Facility the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare all of the amounts outstanding under the Senior Notes to be due and payable immediately.
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
Credit Facility
     On May 4, 2009, Basic entered into Amendment and Consent No. 1 (the “Amendment”) to its Fourth Amended and Restated Credit Agreement, dated February 6, 2007 (the “Existing Credit Agreement,” and as amended by the Amendment, the “Credit Facility”).
     Under the Credit Facility, Basic Energy Services, Inc. is the sole borrower and each of our subsidiaries is a subsidiary guarantor. The Credit Facility provides for an aggregate $225 million revolving line of credit (the “Revolver”). The Credit Facility includes provisions allowing Basic to request an increase in commitments of up to $100.0 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request. The commitment under the Revolver provides for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans.
     Under the Credit Facility, certain revolving loans are reclassified as (i) Tranche A Revolving Loans, which have the same maturity date as that of revolving loans under the Existing Credit Agreement (December 15, 2010), and (ii) Tranche B Revolving Loans, which have an extended maturity date of January 31, 2012. Revolving lenders are reclassified into two groups: those who agreed to extend the maturity date for their revolving commitments are deemed Tranche B Revolving Lenders, and the other revolving lenders are deemed Tranche A Revolving Lenders. The amount of commitments under the Tranche A Revolving Loans is $80 million and the amount under the Tranche B Revolving Loans is $145 million.
     For Tranche A Revolving Loans and Tranche B Revolving Loans, Alternative Base Rate loans (“ABR Loans”) bear interest at the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.50% per year, and (iii) the adjusted LIBOR rate for an interest period of one month beginning on the day of the ABR Loan plus 100 basis points, plus an applicable margin. The applicable margin for ABR Loans ranges from 0.25% to 0.50% for Tranche A Revolving Loans and ranges from 2.50% to 3.50% for Tranche B Revolving Loans. The applicable margin for Eurodollar revolving loans with respect to any Tranche B Revolving Loan ranges from 3.50% to 4.50%. Furthermore, the applicable commitment fee for the unused portion of any Tranche B revolving commitments, based on average daily unused amounts, is 1.0% per annum, as compared to 0.375% per annum for Tranche A revolving commitments.
     At June 30, 2009, Basic had $180.0 million of borrowings, and $16.2 million of letters of credit and no swing-line loans outstanding under the Revolver and remaining availabilty of $28.8 million.
     Pursuant to the Credit Facility, Basic must apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, including (a) assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis, (b) 100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances and (c) 50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).
     The Credit Facility contains various restrictive covenants and compliance requirements, which include (a) limitations on the incurrence of additional indebtedness, (b) restrictions on mergers, sales or transfer of assets without the lenders’ consent (c) limitations on dividends and distributions and (d) various financial covenants, including (1) a maximum leverage ratio of 3.75 to 1.00 on the effective date of the Amendment and thereafter, and (2) a minimum interest coverage ratio of 3.00 to 1.00. At June 30, 2009, Basic was in compliance with its covenants.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.
     See note 14 for discussion of secured senior notes offering.
     Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2009	2008

Cash payments for interest	$12,263	$12,935
Commitment and other fees paid	157	51
Amortization of debt issuance costs	630	482
Change in accrued interest	(1,345)	51
Other	5	283

	$11,710	$13,802

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
Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $375,000 and $250,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.
     At June 30, 2009 and December 31, 2008, self-insured risk accruals for medical and dental coverage totaled approximately $14.6 million net of a $49,000 receivable and $15.4 million net of a $992,000 receivable, respectively.
7. Stockholders’ Equity
Common Stock
     At June 30, 2009 and December 31, 2008, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
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
     In May 2009, consistent with its director compensation practices, Basic granted a new board member 37,500 shares of restricted common stock which vest over a three-year period.
     During the six months ended June 30, 2009, Basic issued 5,000 shares of common stock from treasury stock for the exercise of stock options.
Treasury Stock
     On October 13, 2008, Basic announced that its Board of Directors authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases are based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During the year ended December 31, 2008, Basic repurchased 897,558 shares at a total price of $8.8 million (an average of $9.82 per share), inclusive of commissions and fees. During the first six months of 2009, Basic repurchased 809,093 shares at a total price of $6.0 million (an average of $7.41 per share), inclusive of commissions and fees.
     Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 52,877 shares through net share settlements during 2008 and 13,719 shares through net share settlements during the first six months of 2009.
Preferred Stock
     At June 30, 2009 and December 31, 2008, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
8. Incentive Plan
     In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 26, 2009) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s successors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 7,100,000 shares. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Basic is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended June 30, 2009 and 2008, compensation expense related to share-based arrangements was approximately $1.3 million and $1.2 million, respectively. For compensation expense recognized during the three months ended June 30, 2009 and 2008, Basic recognized a tax benefit of approximately $509,000 and $453,000 respectively. During the six months ended June 30, 2009 and 2008, compensation expense related to share-based arrangements was approximately $2.7 million and $2.3 million, respectively. For compensation expense recognized during the six months ended June 30, 2009 and 2008, Basic recognized a tax benefit of approximately $992,000 and $857,000 respectively.
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three to five-year service period.

     The following table reflects the summary of stock options outstanding at June 30, 2009 and the changes during the six months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	1,608,675	$11.11
Options granted	—
Options forfeited	(15,500)	$14.03
Options exercised	(5,000)	$6.98
Options expired	(91,250)	$6.05

Outstanding, end of period	1,496,925	$11.40	5.34	$1,424

Exercisable, end of period	1,124,050	$9.18	4.96	$1,424

Vested or expected to vest, end of period	1,483,175	$11.27	5.32	$1,424

     The total intrinsic value of share options exercised during the six months ended June 30, 2009 and 2008 was approximately $15,000 and $2.6 million, respectively.
     On March 13, 2009, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to the Company’s achievement of certain earnings per share growth and return on capital employed performance over the performance period from January 1, 2007 through December 31, 2009, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 265,000 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2011. As of June 30, 2009 it was estimated that none of the performance based awards will be earned.

     A summary of the status of the Company’s non-vested share grants at June 30, 2009 and changes during the six months ended June 30, 2009 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	599,325	$21.41
Granted during period	616,324	6.50
Vested during period	(72,375)	20.04
Forfeited during period	(39,600)	16.86
Performance based earned (1)	14,025	21.17

Nonvested at end of period	1,117,699	$13.44

(1)	In March 2008 certain members of management were awarded grants of performance based stock awards. The number of shares to be earned ranged from 0% to 150% of target depending on the Company’s achievement of certain EPS and return on capital employed performance compared to a peer group. The performance period for purposes of these grants was January 1, 2006 through December 31, 2008. As of December 31, 2008 it was estimated that 85% of the target shares would be earned and in March 2009 it was determined that 100% of the target shares had been earned. These shares remain subject to vesting over a three-year period, with the first shares vesting in March 2010.
     As of June 30, 2009, there was approximately $12.6 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.29 years. The total fair value of share-based awards vested during the six months ended June 30, 2009 and 2008 was approximately $3.9 million and $10.0 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $149,000 and $861,000 for the six months ended June 30, 2009 and 2008, respectively.
     Cash received from share option exercises under the Plan was approximately $35,000 and $795,000 for the six months ended June 30, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from options exercised was $6,000 and $1.0 million for the six months ended June 30, 2009 and 2008, respectively.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $138,000 and $148,000 as of June 30, 2009 and December 31, 2008, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$(21,236)	$18,713	$(204,061)	$38,369

Denominator:

Denominator for basic earnings per share	39,574,561	40,721,317	39,773,857	40,649,287

Stock options	—	827,164	—	810,916
Unvested restricted stock	—	110,114	—	197,915

Denominator for diluted earnings per share	39,574,561	41,658,595	39,773,857	41,658,118

Basic earnings per common share:	$(0.54)	$0.46	$(5.13)	$0.94

Diluted earnings per common share:	$(0.54)	$0.45	$(5.13)	$0.92

     Stock options and unvested restricted stock shares of approximately 409,000 and 443,000 were excluded in the computation of diluted earnings per share for the three months and six months ended June 30, 2009, respectively as the effect would have been anti-dilutive due to the net loss in each of these periods.
11. Business Segment Information
     Basic’s reportable business segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. The following is a description of the segments:
     Well Servicing: This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and gas well and to plug and abandon a well at the end of its productive life. Well servicing equipment and capabilities such as Basic’s are essential to facilitate most other services performed on a well.
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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion
	Well	Fluid	and Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total

Three Months Ended June 30, 2009 (Unaudited)
Operating revenues	$36,399	$49,088	$29,373	$3,988	$—	$118,848
Direct operating costs	(27,825)	(35,381)	(21,484)	(3,338)	—	$(88,028)

Segment profits	$8,574	$13,707	$7,889	$650	$—	$30,820

Depreciation and amortization	$12,127	$9,131	$7,653	$1,803	$1,699	$32,413
Capital expenditures, (excluding acquisitions)	$4,266	$3,212	$2,693	$634	$598	$11,403

Three Months Ended June 30, 2008 (Unaudited)
Operating revenues	$89,018	$72,581	$79,579	$10,344	$—	$251,522
Direct operating costs	(55,293)	(48,554)	(42,651)	(7,529)	—	(154,027)

Segment profits	$33,725	$24,027	$36,928	$2,815	$—	$97,495

Depreciation and amortization	$11,492	$7,046	$7,041	$1,853	$1,300	$28,732
Capital expenditures, (excluding acquisitions)	$10,638	$6,522	$6,518	$1,715	$1,203	$26,596

Six Months Ended June 30, 2009 (Unaudited)
Operating revenues	$85,213	$114,065	$66,632	$7,626	$—	$273,536
Direct operating costs	(64,742)	(79,968)	(47,378)	(6,607)	—	$(198,695)

Segment profits	$20,471	$34,097	$19,254	$1,019	$—	$74,841

Depreciation and amortization	$24,375	$18,353	$15,383	$3,624	$3,415	$65,150
Capital expenditures, (excluding acquisitions)	$9,423	$7,095	$5,947	$1,401	$1,321	$25,187
Identifiable assets	$268,207	$205,577	$202,563	$44,544	$347,502	$1,068,393

Six Months Ended June 30, 2008 (Unaudited)
Operating revenues	$169,537	$143,980	$148,037	$19,841	$—	$481,395
Direct operating costs	(103,759)	(94,987)	(78,439)	(14,589)	—	(291,774)

Segment profits	$65,778	$48,993	$69,598	$5,252	$—	$189,621

Depreciation and amortization	$22,704	$13,921	$13,911	$3,661	$2,567	$56,764
Capital expenditures, (excluding acquisitions)	$18,008	$11,041	$11,033	$2,904	$2,037	$45,023
Identifiable assets	$301,669	$209,397	$322,623	$70,984	$305,103	$1,209,776
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Segment profits	$30,820	$97,495	$74,841	$189,621

General and administrative expenses	(27,424)	(26,811)	(56,503)	(52,663)
Depreciation and amortization	(32,413)	(28,732)	(65,150)	(56,764)
Loss on disposal of assets	(474)	809	(1,339)	584
Goodwill impairment	82	—	(204,014)	—

Operating income (loss)	$(29,409)	$42,761	$(252,165)	$80,778

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2009	2008
	(In thousands)
Capital leases issued for equipment	$15,426	$20,522
Contingent earnout accrual	$909	$1,158
Asset retirement obligation additions	$12	$34
     Basic paid no income taxes during the six months ended June 30, 2009. Basic paid income taxes of approximately $13.2 million during the six months ended June 30, 2008. Basic paid interest of approximately $12.3 million and $12.9 million during the six months ended June 30, 2009 and 2008, respectively.
13. Fair Value Measurements
     SFAS No. 157 was issued by the FASB in September 2006 and became effective for financial assets and liabilities of the Company on January 1, 2008 and became effective for non-financial assets and liabilities of the Company on January 1, 2009. SFAS No. 157 defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market based measurement considered from the perspective of a market participant. The Company uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. If observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued. The Company primarily applies a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     SFAS No. 157 establishes a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
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
     In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.
     The Company’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the six months ended June 30, 2009 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2008	$1,796

Additional asset retirement obligation	12
Accretion expense	73

Balance, June 30, 2009	$1,881

14. Subsequent Events
     Management performed an evaluation of the Company’s activity through July 31, 2009, the date these financial statements were issued, noting the following subsequent event.
     On July 23, 2009, we announced that we had priced a private offering of $225 million of Senior Secured Notes due 2014, which will bear interest at a rate of 11.625% per annum. The notes are being sold at 94.621% of their face amount. We closed the sale of the notes July 31, 2009, and used the net proceeds from the offering to repay all outstanding indebtedness under our revolving credit facility.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we purchased businesses and assets in 40 separate acquisitions from January 1, 2004 to June 30, 2009. Our weighted average number of well servicing rigs increased from 279 in 2004 to 414 in the second quarter of 2009 and our weighted average number of fluid service trucks increased from 386 to 808 in the same period. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2009		2008

Revenues:
Well servicing	$85.2	31%	$169.5	35%
Fluid services	114.1	42%	144.0	30%
Completion and remedial services	66.6	24%	148.0	31%
Contract drilling	7.6	3%	19.8	4%

Total revenues	$273.5	100%	$481.3	100%

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

     In 2007, natural gas prices declined as an excess supply of natural gas began to develop, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. By the middle of 2008, oil and natural gas prices reached historic highs. However, in the second half of 2008, oil and natural gas prices decreased substantially, which caused significantly lower utilization of our services in the fourth quarter of 2008. In the first half of 2009, utilization and pricing for our services continued to decline from the fourth quarter of 2008. For the second half of 2009, we expect oil and gas prices to remain below the levels required to support aggressive capital spending programs by our customers and that their maintenance related spending will be deferred for as long as possible. The reduced spending by our customers in the first half of 2009 is expected to continue in the second half of 2009, which will result in decreased demand for our services and increased competition among the service providers in each of our segments. We anticipate that utilization, revenue and margins in 2009 will be substantially below 2008 levels.
     We derive a majority of our revenues from services supporting production from existing oil and gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and gas price environments, as ongoing maintenance spending is required to sustain production. As oil and gas prices fluctuate, demand for all of our services changes correspondingly as our customers must balance maintenance and capital expenditures against their available cash flows. Because our services are required to support drilling and workover activities, we are also subject to changes in capital spending by our customers as oil and gas prices increase or decrease. Adverse changes in capital markets have caused a number of oil and gas producers to reduce their capital budgets for the remainder of 2009. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices return to historically high levels.
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

Azurite Services Company, Inc.
     On September 26, 2008, we acquired substantially all of the operating assets of Azurite for $61.0 million in cash. This acquisition operates in our fluid services line of business.
Segment Overview
Well Servicing
     During the first six months of 2009, our well servicing segment represented 31% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet increased from a weighted average number of 392 rigs in the first quarter of 2008 to 414 in the second quarter of 2009 through a combination of newbuild purchases and acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
Second Quarter	403	222,300	77.1%	$400	$152	37.9%
Third Quarter	412	233,000	79.1%	$418	$156	37.3%
Fourth Quarter	414	182,400	61.6%	$418	$141	33.8%
Full Year	405	840,200	72.5%	$408	$152	37.3%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24.4%
Second Quarter	414	110,500	37.3%	$329	$78	23.6%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     Rig utilization declined to 37.3% in the second quarter of 2009 compared to 44.7% in the first quarter of 2009. The decline was caused by the continued slowdown in the economy and instability of oil prices experienced in the second quarter of 2009, which caused a decrease in demand for our services. This decrease was exacerbated by the continued weakness in natural gas prices. The decrease in demand for our services also caused price pressure, and our revenue per rig hour decreased to $329 in the second quarter of 2009 compared to $369 in the first quarter of 2009. Through our continued cost cutting measures, we were able to minimize the decrease in segment profit percentage to 23.6% in the second quarter of 2009 from 24.4% in the first quarter of 2009.
Fluid Services
     During the first six months of 2009, our fluid services segment represented 42% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009 (dollars in thousands):

	Weighted		Segment Profits
	Average Number of	Revenue Per	Per Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2008:
First Quarter	644	$111	$39	35.0%
Second Quarter	663	$109	$36	33.1%
Third Quarter	683	$121	$43	35.8%
Fourth Quarter	804	$111	$42	38.1%
Full Year	699	$452	$161	35.6%
2009:
First Quarter	814	$80	$25	31.4%
Second Quarter	808	$61	$17	27.9%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     The decrease in revenue per fluid service truck to $61 in the second quarter of 2009 from $80 in the first quarter of 2009 and the decrease in segment profit percentage to 27.9% in the second quarter of 2009 from 31.4% in the first quarter of 2009 were caused by lower customer demand and rate decreases in all of our market areas.
Completion and Remedial Services
     During the first six months of 2009, our completion and remedial services segment represented 24% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 139,000 and 128,000 at June 30, 2009 and June 30, 2008, respectively.
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

     The following is an analysis of our completion and remedial services segment for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009 (dollars in thousands):

		Segment
	Revenues	Profits%
2008:
First Quarter	$68,458	47.7%
Second Quarter	$79,579	46.4%
Third Quarter	$85,541	45.3%
Fourth Quarter	$70,748	43.0%
Full Year	$304,326	45.6%
2009:
First Quarter	$37,259	30.5%
Second Quarter	$29,373	26.9%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The decrease in completion and remedial revenue to $29.4 million in the second quarter of 2009 from $37.3 million in the first quarter of 2009 was caused by the continued slowdown in the economy during the second quarter of 2009 along with natural gas prices remaining low, which resulted in lower demand for our services. Demand, particularly in our pressure pumping segment, and rates for our services decreased faster than our costs, resulting in the decrease in segment profit percentage to 26.9% in the second quarter of 2009 from 30.5% in the first quarter of 2009.
Contract Drilling
     During the first six months of 2009, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or footage at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet had a weighted average of nine rigs during the four quarters of 2008 and the first and second quarter of 2009.
     The following is an analysis of our contract drilling segment for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009 and June 30, 2009:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
Second Quarter	9	699	$14,800	$4,000	27.2%
Third Quarter	9	767	$15,600	$5,600	35.6%
Fourth Quarter	9	666	$14,900	$5,400	36.2%
Full Year	9	2,777	$15,000	$4,700	31.4%
2009:
First Quarter	9	248	$14,700	$1,500	10.1%
Second Quarter	9	314	$12,700	$2,100	16.3%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The increase in segment profits to 16.3% in the second quarter of 2009 from 10.1% in the first quarter of 2009 was due primarily to the increase in rig operating days during the second quarter.

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
Critical Accounting Policies and Estimates
     Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our critical accounting policies is included in note 2 of the notes to our historical consolidated financial statements. The following is a discussion of our critical accounting policies and estimates.
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
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and medical and dental coverage of $375,000 and $250,000 respectively. We have lower deductibles per occurrence for automobile liability and general liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.
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
     Impairment of Goodwill. Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of our goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”), requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. As of June 30, 2009, we had no goodwill recorded on our balance sheet.
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
     Asset Retirement Obligations. SFAS No. 143, “Accounting for Asset Retirement Obligation” (“SFAS No. 143”) requires us to record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset, depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlement of obligations.
Results of Operations
     The results of operations between periods may not be comparable, primarily due to the significant number of acquisitions made and their relative timing in the year acquired. See note 3 of the notes to our historical consolidated financial statements for more detail.
     Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008
     Revenues. Revenues decreased by 53% to $118.8 million during the second quarter of 2009 from $251.5 million during the same period in 2008. This decrease was primarily due to lower expenditures by our customers for our services and increased price competition from our competitors due to the continued decline in oil and natural gas prices.
     Well servicing revenues decreased by 59% to $36.4 million during the second quarter of 2009 compared to $89.0 million during the same period in 2008. This decrease was due to the decrease in rig utilization to 37.3% during the second quarter of 2009 from 77.1% during the second quarter of 2008, along with a decrease in revenue per rig hour to $329 during the second quarter of 2009 from $400 during the second quarter of 2008. These decreases were due to decreased spending by our customers for our services along with increased price competition from our competitors. Our average number of well servicing rigs increased to 414 during the second quarter of 2009 compared to 403 in the same period in 2008, due to internal expansion from our newbuild rig program and the Triple N Services, Inc. acquisition.
     Fluid services revenues decreased by 32% to $49.1 million during the second quarter of 2009 compared to $72.6 million in the same period in 2008. This decrease was primarily due to decreased rates that we charged to our customers for our services caused by increased price competition from our competitors. These decreases were partially offset by the Azurite acquisition in September 2008 which added 98 fluid service trucks and 632 frac tanks. This acquisition added approximately $6.9 million of revenues during the second quarter of 2009. Our weighted average number of fluid service trucks increased to 808 during the second quarter of 2009 from 663 in the same period in 2008, although our revenue per fluid service truck decreased to $61,000 in the second quarter of 2009 compared to $109,000 in the same period in 2008.
     Completion and remedial services revenues decreased by 63% to $29.4 million during the second quarter of 2009 compared to $79.6 million in the same period in 2008. The decrease in revenue between these periods was due to decreased utilization of equipment due to the decline in oil and gas prices. Increased market competition also caused significant rate declines. Total hydraulic horsepower increased to 139,000 at June 30, 2009 from 128,000 at June 30, 2008.
     Contract drilling revenues decreased by 61% to $4.0 million during the second quarter in 2009 compared to $10.3 million in the same period in 2008. The number of rig operating days decreased to 314 in second quarter of 2009 compared to 699 in the second quarter of 2008. This decrease was due to lower new well starts in all of our geographic markets.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, decreased by 43% to $88.0 million during the second quarter of 2009 from $154.0 million in the same period in 2008. This decrease was due to the lower activity levels in all of our segments.
     Direct operating expenses for the well servicing segment decreased by 50% to $27.8 million during the second quarter of 2009 as compared to $55.3 million for the same period in 2008, due primarily to the decrease in rig hours to 110,500 in the second quarter of

2009 from 222,300 for the same period in 2008. Segment profits decreased to 24% of revenues during the second quarter of 2009 compared to 38% for the same period in 2008, which reflects the faster decline in activity levels and rates than in costs.
     Direct operating expenses for the fluid services segment decreased by 27% to $35.4 million during the second quarter of 2009 as compared to $48.6 million for the same period in 2008, which is due to lower activity levels being partially offset by the Azurite acquisition in September 2008 which added approximately $5.5 million in direct operating expenses in the second quarter 2009. Segment profits were 28% of revenues during the second quarter of 2009 compared to 33% for the same period in 2008.
     Direct operating expenses for the completion and remedial services segment decreased by 50% to $21.5 million during the second quarter of 2009 as compared to $42.7 million for the same period in 2008 due primarily to decreased activity levels. Segment profits decreased to 27% of revenues during the second quarter of 2009 compared to 46% for the same period in 2008, due to activity levels and rates declining faster than costs.
     Direct operating expenses for the contract drilling segment decreased by 56% to $3.3 million during the second quarter of 2009 as compared to $7.5 million for the same period in 2008 due primarily to lower activity levels. Segment profits for this segment were 16% of revenues during the second quarter of 2009 compared to 27% for the same period in 2008.
     General and Administrative Expenses. General and administrative expenses increased by 2% to $27.4 million during the second quarter of 2009 from $26.8 million for the same period in 2008, which included $1.3 million and $1.2 million in stock-based compensation expense during the second quarter of 2009 and 2008, respectively. The increase primarily reflects higher salary and office expenses related to businesses acquired during 2008.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $32.4 million during the second quarter of 2009 as compared to $28.7 million for the same period in 2008, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as the internal expansion of our business segments.
     Interest Expense. Interest expense decreased by 7% to $6.0 million during the second quarter of 2009 compared to $6.5 million for the same period in 2008. The decrease was due primarily to lower interest rates on our revolving line of credit.
     Income Tax Expense. There was an income tax benefit of $13.9 million during the second quarter of 2009 as compared to an income tax expense of $11.6 million for the same period in 2008. Our effective tax rate during the second quarter of 2009 and 2008 was approximately 39% and 38%, respectively.
     Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008
     Revenues. Revenues decreased by 43% to $273.5 million during the first six months of 2009 from $481.4 million during the same period in 2008. This decrease was primarily due to lower expenditures by our customers for our services and increased price competition from our competitors due to the decline in oil and gas prices.
     Well servicing revenues decreased by 50% to $85.2 million during the first six months of 2009 compared to $169.5 million during the same period in 2008. This decrease was due to the decrease in rig utilization to 41% during the first six months of 2009 from 75% during the first six months of 2008, along with a decrease in revenue per rig hour to $351 during the first six months of 2009 from $399 during the first six months of 2008. These decreases were due to decreased expenditures by our customers for our services along with increased price competition from our competitors. Our average number of well servicing rigs increased to 414 during the first six months of 2009 compared to 398 in the same period in 2008, due to internal expansion from our newbuild rig program and the Lackey Construction, LLC and the Triple N Services, Inc. acquisitions.
     Fluid services revenues decreased by 21% to $114.1 million during the first six months of 2009 compared to $144.0 million in the same period in 2008. This decrease was primarily due to decreased rates that we charged to our customers for our services caused by increased price competition from our competitors. These decreases were partially offset by the Azurite acquisition in September 2008 which added 98 fluid service trucks and 632 frac tanks. This acquisition added approximately $16.6 million of revenues during the first six months of 2009. Our weighted average number of fluid service trucks increased to 811 during the first six months of 2009 from 654 in the same period in 2008, although our revenue per fluid service truck decreased to $141,000 in the first six months of 2009 compared to $220,000 in the same period in 2008.

     Completion and remedial services revenues decreased by 55% to $66.6 million during the first six months of 2009 compared to $148.0 million in the same period in 2008. The decrease in revenue between these periods was due to decreased utilization of equipment due to the decline in oil and gas prices. Increased market competition also caused significant rate declines. Total hydraulic horsepower increased to 139,000 at June 30, 2009 from 128,000 at June 30, 2008.
     Contract drilling revenues decreased by 62% to $7.6 million during the first six months in 2009 compared to $19.8 million in the same period in 2008. The number of rig operating days decreased to 562 in first six months of 2009 compared to 1,344 in the first six months of 2008. This decrease was due to lower new well starts in all of our geographic markets.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers compensation and health insurance, fuel and maintenance and repair costs, decreased by 32% to $198.7 million during the first six months of 2009 from $291.8 million in the same period in 2008. This decrease was due to the lower activity levels in all of our segments.
     Direct operating expenses for the well servicing segment decreased by 38% to $64.7 million during the first six months of 2009 as compared to $103.8 million for the same period in 2008, due primarily to the decrease in rig hours to 242,800 in the first six months of 2009 from 424,800 for the same period in 2008. Segment profits decreased to 24% of revenues during the first six months of 2009 compared to 39% for the same period in 2008, which reflects the faster decline in activity levels and rates than in costs.
     Direct operating expenses for the fluid services segment decreased by 16% to $80.0 million during the first six months of 2009 as compared to $95.0 million for the same period in 2008, which is due to lower activity levels being partially offset by the Azurite acquisition in September 2008 which added approximately $12.6 million in direct operating expenses in the first six months 2009. Segment profits were 30% of revenues during the first six months of 2009 compared to 34% for the same period in 2008.
     Direct operating expenses for the completion and remedial services segment decreased by 40% to $47.4 million during the first six months of 2009 as compared to $78.4 million for the same period in 2008 due primarily to decreased activity levels. Segment profits decreased to 29% of revenues during the first six months of 2009 compared to 47% for the same period in 2008, due to activity levels and rates declining faster than costs.
     Direct operating expenses for the contract drilling segment decreased by 55% to $6.6 million during the first six months of 2009 as compared to $14.6 million for the same period in 2008 due primarily to lower activity levels. Segment profits for this segment were 13% of revenues during the first six months of 2009 compared to 26% for the same period in 2008.
     General and Administrative Expenses. General and administrative expenses increased by 7% to $56.5 million during the first six months of 2009 from $52.7 million for the same period in 2008, which included $2.7 million and $2.3 million in stock-based compensation expense during the first six months of 2009 and 2008, respectively. The increase primarily reflects higher salary and office expenses related to businesses acquired during 2008.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $65.2 million during the first six months of 2009 as compared to $56.8 million for the same period in 2008, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as the internal expansion of our business segments.
     Goodwill Impairment. In the first six months of 2009, we recorded a non-cash charge totaling $204.0 million for impairment of all of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments.
     Interest Expense. Interest expense decreased by 15% to $11.7 million during the first six months of 2009 compared to $13.8 million for the same period in 2008. The decrease was due primarily to lower interest rates on our revolving line of credit.
     Income Tax Expense. There was an income tax benefit of $59.2 million during the first six months of 2009 as compared to an income tax expense of $23.3 million for the same period in 2008. Our effective tax rate during the first six months of 2009 and 2008 was approximately 22% and 38%, respectively.
Liquidity and Capital Resources
     As of June 30,2009, our primary capital resources were net cash flows from our operations, utilization of capital leases as allowed under our Fourth Amended and Restated Credit Agreement, as amended by Amendment and Consent No. 1 thereto (the “Credit Facility”), and availability under our Credit Facility, under which approximately $28.8 million of borrowing capacity was available at

June 30, 2009. As of June 30, 2009, we had cash and cash equivalents of $134.3 million compared to $111.1 million as of December 31, 2008. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
     On July 31, 2009, we completed the sale of $225 million principal amount of our 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”). The net proceeds of $208.4 million were used to repay the $180.0 million of borrowings outstanding under the Credit Facility as of July 31, 2009. The Credit Facility was then terminated, and we are unable to borrow any amounts under it. We expect to rely on cash on hand in the near term and to evaluate alternatives with respect to a new revolving credit facility or letter of credit facility in the future to address our long term liquidity requirements. The indenture governing the Senior Secured Notes limits the amount that we could borrow under a future secured credit facility to the difference between (i) $240 million and (ii) the sum of (a) $212.9 million (the principal amount of the Senior Secured Notes, net of offering discount) and (b) our outstanding collateralized letters of credit, subject to possible upward adjustment of the amount in clause (i) based on our consolidated tangible assets. We currently believe that our operating cash flows and cash on hand will be sufficient to fund our near term liquidity requirements.
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $73.0 million for the six months ended June 30, 2009 as compared to $87.3 million during the same period in 2008. Operating cash flow was lower due to the decrease in revenues partially offset by a decrease in our accounts receivable.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2009 were $26.4 million as compared to $96.3 million in the same period of 2008. We added $15.4 million of additional assets through our capital lease program during the first six months of 2009 compared to $20.5 million in the same period in 2008.
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
Capital Resources and Financing
     We currently believe that our operating cash flows and cash on hand will be sufficient to fund our near term liquidity requirements.
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
     Interest on the Senior Notes accrues at a rate of 7.125% per year. Interest on the Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year. The Senior Notes mature on April 15, 2016. The Senior Notes and the guarantees are unsecured and rank equally with all of our and the guarantors’ existing and future unsecured and unsubordinated obligations. The

Senior Notes and the guarantees rank senior in right of payment to any of our and the guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the Senior Notes and the guarantees. The Senior Notes and the guarantees are effectively subordinated to our and the guarantors’ secured obligations to the extent of the value of the assets securing such obligations.
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
Credit Facility
     On May 4, 2009 we entered into Amendment and Consent No. 1 (the “Amendment”) to our Fourth Amended and Restated Credit Agreement, dated as of February 6, 2007 (the “Existing Credit Agreement”). Among other things, the Amendment:
•	created Tranche A Revolving Loans, which have the same maturity date as the revolving loans under the Existing Credit Agreement (December 15, 2010), and Tranche B Revolving Loans, which have an extended maturity date of January 31, 2012;

•	changed the applicable margins for Alternative Base Rate or Eurodollar revolving loans; and

•	increased the maximum leverage ratio to 3.75 to 1.00 from 3.25 to 1.00.
     Under the Credit Facility, Basic Energy Services, Inc. was the sole borrower and each of our subsidiaries was a subsidiary guarantor. The Credit Facility provided for a $225 million revolving line of credit (the “Revolver”). The Credit Facility included provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request. The commitment under the Revolver provided for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. The Credit Facility was secured by substantially all of our tangible and intangible assets. The amount of commitments under the Tranche A Revolving Loans was $80 million and amount under the Tranche B Revolving Loans was $145 million.
     For Tranche A Revolving Loans and Tranche B Revolving Loans, ABR Loans bore interest at the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.50% per year, and (iii) the adjusted LIBOR rate for an interest period of one-month beginning on the day of the ABR Loan plus 100 basis points, plus an applicable margin. The applicable margin for ABR Loans rangee from 0.25% to 0.50% for Tranche A Revolving Loans and ranged from 2.50% to 3.50% for Tranche B Revolving Loans. The applicable margin for Eurodollar revolving loans with respect to any Tranche B Revolving Loan ranged from 3.50% to 4.50%. Furthermore, the applicable commitment fee for the unused portion of any Tranche B revolving commitments, based on average daily unused amounts, was 1.0% per annum, as compared to 0.375% per annum for Tranche A revolving commitments.
     Pursuant to the Credit Facility, we were required to apply proceeds from certain specified events to reduce principal outstanding borrowings under the Revolver, including:
•	assets sales greater than $2.0 million individually or $7.5 million in the aggregate on an annual basis;

•	100% of the net cash proceeds from any debt issuance, including certain permitted unsecured senior or senior subordinated debt, but excluding certain other permitted debt issuances; and

•	50% of the net cash proceeds from any equity issuance (including equity issued upon the exercise of any warrant or option).

The Credit Facility contained various restrictive covenants and compliance requirements, including the following:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent;

•	limitations on dividends and distributions; and

•	various financial covenants, including:
•	a maximum leverage ratio of 3.75 to 1.00, and

•	a minimum interest coverage ratio of 3.00 to 1.00.
     On July 31, 2009, in connection with our sale of the Senior Secured Notes, we repaid all of the borrowings outstanding under the Credit Facility, and the Credit Facility was terminated.
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of June 30, 2009, we had total capital leases of approximately $75.3 million.
Credit Rating Agencies
     In July 2009 our Senior Notes rating was changed from BB- to B- by Standard and Poor’s and B1 to Caa1 by Moody’s. Our Credit Facility rating was changed from BB+ to BB- by Standard and Poor’s and Ba1 to Ba2 by Moody’s. Our Senior Unsecured Notes were rated at BB- by Standard and Poor’s and Ba3 by Moody’s.
Preferred Stock
     At June 30, 2009 and December 31, 2008, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.

Net Operating Losses
     As of June 30, 2009, we had approximately $2.3 million of net operating loss carryforwards related to the pre-acquisition period of a 2003 acquisition, which are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
Recent Accounting Pronouncements
     In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), which became effective for our financial assets and liabilities on January 1, 2008 and became effective for our non-financial assets and liabilities on January 1, 2009. This standard defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements but would apply to assets and liabilities that are required to be recorded at fair value under other accounting standards. This standard was adopted for financial assets and liabilities as of January 1, 2008 and was adopted for non-financial assets and liabilities, including fair value measurements for asset impairments, goodwill and intangible asset impairments, purchase price allocations and asset retirement obligations, on January 1, 2009. The adoption of this standard did not have any impact on the fair value of any of our financial assets or liabilities.
     In December 2007, the FASB issued SFAS No. 141R, “Business Combination s” (“SFAS No. 141R”), which became effective for us on January 1, 2009. This Statement requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or a liability in FASB Concepts Statement No. 6, “Elements of Financial Statements.” Any acquisition related costs are to be expensed instead of capitalized. The impact to us from the adoption of SFAS No. 141R in 2009 will vary acquisition by acquisition.
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

     In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which became effective for us on April 1, 2009. This standard establishes principles and requirements for disclosure of subsequent events. It establishes the period after the balance sheet date during which events or transactions are to be evaluated for potential disclosure. It also establishes the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date. The adoption of this standard requires the Company to disclose the date through which subsequent events have been reviewed.
     In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement no. 162” (“SFAS No. 168”), which became effective for us on July 1, 2009. SFAS No. 168 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. SFAS No. 168 is not expected to change GAAP and will not have a material impact on our consolidated financial statements.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business, other than increases in fuel costs and personnel expenses during 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2009, we had $180.0 million outstanding under the revolving portion of our credit facility subject to variable interest rate risk. The impact of a 1% increase in interest rates on this amount of debt would result in increased interest expense of approximately $1.8 million annually and a decrease in net income of approximately $1.1 million.
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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended June 30, 2009 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per share	Announced Program	the Program (2)
April 1 — April 30	1,978	$6.70	—	$35,188
May 1 — May 31	572	$10.09	—	$35,188
June 1 — June 30	635	$7.50	—	$35,188

Total	3,185	$7.47	—	$35,188

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the average price per share on the date of repurchase.

(2)	On October 13, 2008, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of shares of our common stock from time to time in open market or private transactions, at our discretion. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009.
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
     We held our Annual Meeting of Stockholders (the “Annual Meeting”) on May 26, 2009 in Midland, Texas to elect three Class I directors to serve until the Annual Meeting of Stockholders in 2012, to approve the Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan and to approve the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2009. A total of 39,996,668 shares of our common stock were present at the meeting in person or by proxy, which represented 98.3% of the outstanding shares of our common stock as of April 23, 2009, the record date for the Annual Meeting.
     Director nominees were elected at the Annual Meeting based on the following vote tabulation:

	Votes in Favor	Votes Withheld
Steven A. Webster	30,164,578	9,832,089
H. H. Wommack, III	31,477,260	8,519,407
Sylvester P. Johnson, IV	34,057,967	5,938,700
The directors with terms of office continuing after the Annual Meeting are as follows:
The Directors with terms expiring in 2010
William E. Chiles
Robert F. Fulton
The Directors with terms expiring in 2011
James S. D’Agostino
Kenneth V. Huseman
Thomas P. Moore, Jr.
     Stockholders approved the Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions	Broker Non-Vote
35,148,865	739,878	19,315	4,088,610

     Stockholders approved the ratification of the appointment of KPMG LLP as our independent auditor for fiscal year 2009 at the Annual Meeting based on the following vote tabulation:

For	Against	Abstentions
39,935,633	43,415	17,619

ITEM 6. EXHIBITS

Exhibit
No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed March 19, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

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

Date: July 31, 2009

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