Form 10-Q
period 2009-09-30
BASIC ENERGY SERVICES INC
filed 2009-10-30
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     40,687,607 shares of the registrant’s Common Stock were outstanding as of October 29, 2009.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2009	2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$137,026	$111,135
Restricted cash	14,316	—
Trade accounts receivable, net of allowance of $5,129 and $5,838, respectively	98,753	172,930
Accounts receivable — related parties	144	148
Income tax receivable	45,737	3,324
Inventories	11,124	11,937
Prepaid expenses	8,564	6,838
Other current assets	7,468	6,508
Deferred tax assets	27,040	11,081

Total current assets	350,172	323,901

Property and equipment, net	690,720	740,879
Deferred debt costs, net of amortization	8,218	5,132
Goodwill	—	202,749
Other intangible assets, net of amortization	33,591	36,004
Other assets	2,634	2,046

Total assets	$1,085,335	$1,310,711

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$16,864	$28,291
Accrued expenses	49,260	47,139
Current portion of long-term debt	27,784	26,063
Other current liabilities	462	658

Total current liabilities	94,370	102,151

Long-term debt, less unamortized discount on senior secured notes of $11,808 and $0, respectively	480,317	454,260
Deferred tax liabilities	137,617	149,591
Other long-term liabilities	9,941	9,705
Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2009 and December 31, 2008, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued, and 40,685,046 shares outstanding at September 30, 2009; 41,734,485 shares issued, and 40,851,862 shares outstanding at December 31, 2008.	424	417
Additional paid-in capital	329,330	325,785
Retained earnings	47,318	277,173
Treasury stock, at cost, 1,709,763 and 882,623 shares at September 30, 2009 and December 31, 2008, respectively	(13,982)	(8,371)

Total stockholders’ equity	363,090	595,004

Total liabilities and stockholders’ equity	$1,085,335	$1,310,711

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$38,434	$97,382	$123,647	$266,919
Fluid services	49,782	82,660	163,847	226,640
Completion and remedial services	32,592	85,541	99,224	233,578
Contract drilling	4,150	11,992	11,776	31,832

Total revenues	124,958	277,575	398,494	758,969

Expenses:
Well servicing	29,051	61,047	93,793	164,806
Fluid services	38,471	53,028	118,439	148,015
Completion and remedial services	23,106	46,798	70,484	125,236
Contract drilling	3,305	7,722	9,912	22,311
General and administrative, including stock-based compensation of $1,264 and $1,159 in three months ended September 30, 2009 and 2008, and $3,928 and $3,423 in the nine months ended September 30, 2009 and 2008, respectively	25,140	30,552	81,643	83,212
Depreciation and amortization	33,455	29,271	98,605	86,035
(Gain) loss on disposal of assets	514	376	1,853	(208)
Goodwill impairment	—	—	204,014	—

Total expenses	153,042	228,794	678,743	629,407

Operating income (loss)	(28,084)	48,781	(280,249)	129,562

Other income (expense):
Interest expense	(9,760)	(6,315)	(21,470)	(20,117)
Interest income	135	654	528	1,824
Loss on early extinguishment of debt	(3,481)	—	(3,481)	—
Other income (expense)	819	(1,273)	1,071	(7,708)

Income (loss) from continuing operations before income taxes	(40,371)	41,847	(303,601)	103,561

Income tax benefit (expense)	15,046	(15,905)	74,215	(39,253)

Net income (loss)	$(25,325)	$25,942	$(229,386)	$64,308

Earnings per share of common stock:
Basic	$(0.64)	$0.63	$(5.78)	$1.58

Diluted	$(0.64)	$0.62	$(5.78)	$1.54

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2008	41,734,485	$417	$325,785	$(8,371)	$277,173	$595,004

Issuances of restricted stock	660,324	7	(7)	431	(431)	—
Amortization of share based compensation	—	—	3,903	—	—	3,903
Treasury stock issued as compensation to Chairman of the Board	—	—	—	43	(19)	24
Purchase of treasury stock	—	—	—	(6,139)	—	(6,139)
Exercise of stock options / vesting of restricted stock	—	—	(351)	54	(19)	(316)
Net loss	—	—	—	—	(229,386)	(229,386)

Balance — September 30, 2009 (unaudited)	42,394,809	$424	$329,330	$(13,982)	$47,318	$363,090

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(229,386)	$64,308
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	98,605	86,035
Goodwill impairment	204,014	—
Accretion on asset retirement obligation	110	96
Change in allowance for doubtful accounts	(709)	(42)
Amortization of deferred financing costs	1,032	722
Amortization of discount on senior secured notes	294	—
Non-cash compensation	3,928	3,423
Loss on early extinguishment of debt	3,481	—
(Gain) loss on disposal of assets	1,853	(208)
Deferred income taxes	(27,933)	19,080

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	74,890	(46,330)
Inventories	813	(173)
Prepaid expenses and other current assets	(2,238)	6,653
Other assets	(568)	(151)
Accounts payable	(11,427)	1,399
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	351	(4,848)
Income tax payable	(42,932)	2,154
Other liabilities	90	(3,545)
Accrued expenses	3,756	14,894

Net cash provided by operating activities	78,024	143,467

Cash flows from investing activities:
Purchase of property and equipment	(34,799)	(68,868)
Proceeds from sale of assets	2,470	8,055
Change in restricted cash	(14,316)	—
Payments for other long-term assets	(1,539)	(2,118)
Payments for businesses, net of cash acquired	(1,190)	(110,818)

Net cash used in investing activities	(49,374)	(173,749)

Cash flows from financing activities:
Proceeds from debt	241,697	30,000
Payments of debt	(230,401)	(16,987)
Purchase of treasury stock	(6,139)	(1,179)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	(351)	4,848
Tax withholding from exercise of stock options	(5)	(4,063)
Exercise of employee stock options	39	6,583
Deferred loan costs and other financing activities	(7,599)	—

Net cash used in financing activities	(2,759)	19,202

Net increase (decrease) in cash and equivalents	25,891	(11,080)

Cash and cash equivalents — beginning of period	111,135	91,941

Cash and cash equivalents — end of period	$137,026	$80,861

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2009 (unaudited)
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
Nature of Operations
     Basic Energy Services, Inc. provides a range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services, and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas and Louisiana, and the Rocky Mountain states.
2. Summary of Significant Accounting Policies
Principles of Consolidation
     The accompanying consolidated financial statements include the accounts of Basic and its wholly-owned subsidiaries. Basic has no variable interest in any other organization, entity, partnership, or contract. All intercompany transactions and balances have been eliminated.
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
Inventories
     For Rental and Fishing Tools, inventories consisting mainly of grapples and drill bits and are stated at the lower of cost or market, with cost being determined on the average cost method. Other inventories, consisting mainly of rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.
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
Impairments
     Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment at least annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of such assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities, if material, of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. These assets are normally sold within a short period of time through a third party auctioneer.

     Basic’s goodwill is considered to have an indefinite useful economic life and is not amortized. Basic assesses impairment of its goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A two-step process is required for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.
     The Company performed an assessment of goodwill as of March 31, 2009. A “triggering event” requiring this assessment was deemed to have occurred because the oil and gas services industry continued to decline in the first quarter of 2009 and the Company’s common stock price declined by 50% from December 31, 2008 to March 31, 2009. For Step One of the impairment testing, the Company tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. The Company’s contract drilling reporting unit does not carry any goodwill, and was not subject to the test.
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
     Based on the results of Step One of the impairment test, impairment was indicated in all three of the assessed reporting units. As such, the Company was required to perform Step Two assessment on all three of the reporting units. Step Two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective unit. This assessment indicated that $204.1 million was considered impaired as of March 31, 2009. This non-cash charge eliminated all of the Company’s goodwill.
     Additionally, the Company performed an assessment of the Company’s long-lived assets for impairment. This assessment is performed as a comparison of the undiscounted future cash flows of each reporting unit to the carrying value of the assets in each unit. No impairment was indicated by this test.
Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are amortized to interest expense using the effective interest method.
     Deferred debt costs were approximately $10.2 million net of accumulated amortization of $1.9 million and $7.6 million net of accumulated amortization of $2.4 million at September 30, 2009 and December 31, 2008, respectively. Amortization of deferred debt costs totaled approximately $401,000 and $240,000 for the three months ended September 30, 2009 and 2008, respectively. For the nine months ended September 30, 2009 and 2008, amortization of deferred debt costs totaled approximately $1.0 million and $723,000, respectively.
     The Company recorded a charge of $3.5 million during the third quarter of 2009 related to the write-down of debt costs associated with the Company’s revolving credit facility. The revolving credit facility was terminated on July 31, 2009. Additionally, the Company incurred $5.0 million of deferred debt costs associated with the issuance of the Company’s Senior Secured Notes on July 31, 2009.
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill impairment December 31 of each year.
     As of September 30, 2009, Basic had no goodwill. All of the Company’s goodwill was considered impaired as of March 31, 2009.

     Basic’s intangible assets subject to amortization consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $35.4 million as of September 30, 2009 and December 31, 2008. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $3.9 million and $4.4 million at September 30, 2009 and December 31, 2008, respectively. Accumulated amortization related to these intangible assets totaled approximately $5.7 million and $3.8 million at September 30, 2009 and December 31, 2008, respectively. Amortization expense for the three months ended September 30, 2009 and 2008 was approximately $790,000 and $695,000, respectively. Amortization expense for the nine months ended September 30, 2009 and 2008 was approximately $2.4 million and $2.0 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of September 30, 2009 were $350,000, $3.0 million, $24.6 million and $5.6 million for well servicing, fluid services, completion and remedial services, and contract drilling, respectively.
     Customer relationships are amortized over a 15-year life. Non-compete agreements are amortized over a five-year life.
Stock-Based Compensation
     Basic’s stock-based awards consist of stock options and restricted stock. Stock options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model and restricted stock issued is valued based on the fair value of Basic’s common stock at grant date. All stock-based awards are adjusted for an expected forfeiture rate and amortized over the vesting period. Compensation expense of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will be based upon the intrinsic value method.
Income Taxes
     Basic recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
     Basic recognized an effective tax benefit rate of 24% in the first nine months of 2009 compared to a tax rate of 38% in the first nine months of 2008. The lower effective tax rate in the first nine months of 2009 was primarily due to the $204.0 million goodwill impairment charge. The tax deductibility of the impairment charge was determined by the taxable basis of the goodwill considered to be impaired. A portion of the Company’s goodwill was not tax-deductible.
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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the three months ended September 30, 2009 or 2008.
Asset Retirement Obligations
     Basic records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and capitalizes an equal amount as a cost of the asset depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlements of obligations.

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
Litigation and Self-Insured Risk Reserves
     Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims, its past experience with similar claims and the likelihood of the future event occurring. Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions (See note 6).
Recent Accounting Pronouncements
     In June 2009, the FASB issued ASU No. 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”), which became effective for the Company on July 1, 2009. ASU No. 2009-01 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASU No. 2009-01 is not expected to change GAAP and did not have a material impact on the Company’s consolidated financial statements.
     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), which became effective for the Company on August 27, 2009. ASU No. 2009-05 issues guidance related to measuring the fair value of a liability where there is no market for the transfer of the liability. One or more of the following techniques should be used in valuing the liability:
•	the quoted price of an investment in the identical liability traded as an asset,

•	the quoted prices for similar liabilities, or

•	other fair value technique per principles in accountings standards, such as discounted cash flow.
     This update has not changed the techniques the Company uses to measure the fair value of liabilities and has not had a material impact on the Company’s consolidated financial statements.
3. Acquisitions
     In the first nine months of 2009 Basic did not acquire any businesses. In 2008, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting (in thousands):

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
Azurite
     On September 26, 2008, Basic acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, L.P. (collectively, “Azurite”) for $61.0 million in cash. This acquisition operates in our fluid services line of business and expanded our operations in the East Texas markets. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition for Azurite (in thousands):

Property and Equipment	$54,456
Intangible Assets (1)	1,862
Goodwill (2)	4,659

Total Assets Acquired	$60,977

(1)	Consists of customer relationships of $1,832, amortizable over 15 years, and non-compete agreements of $30, amortizable over five years.

(2)	All of which is expected to be deductible for tax purposes.
     The following unaudited pro forma results of operations have been prepared as though the Azurite acquisition had been completed on January 1, 2008. Pro forma amounts are based on the purchase price allocations of the significant acquisitions and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

Nine Months Ended
September 30, 2008
Revenues	$794,187

Net income	$66,750

Earnings per common share — basic	$1.64
Earnings per common share — diluted	$1.60
     Basic does not believe the pro forma effect of the remainder of the acquisitions completed in 2008 are material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Land	$5,809	$4,689
Buildings and improvements	34,060	29,913
Contract drilling equipment	60,250	60,340
Well service units and equipment	387,900	379,167
Fluid services equipment	134,969	136,814
Brine and fresh water stations	10,481	10,203
Frac/test tanks	130,722	128,845
Pressure pumping equipment	159,871	156,406
Construction equipment	25,667	22,483
Disposal facilities	57,313	49,878
Vehicles	38,937	41,129
Rental equipment	38,641	36,898
Aircraft	4,251	4,119
Other	29,210	21,758

	1,118,081	1,082,642
Less accumulated depreciation and amortization	427,361	341,763

Property and equipment, net	$690,720	$740,879

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Light vehicles	$26,391	$30,141
Well service units and equipment	2,238	1,194
Fluid services equipment	56,901	56,010
Pressure pumping equipment	27,180	20,492
Construction equipment	1,034	3,679
Software	10,231	9,464
Other	—	705

	123,975	121,685
Less accumulated amortization	43,014	37,370

	$80,961	$84,315

     Amortization of assets held under capital leases of approximately $5.2 million and $3.8 million for the three months ended September 30, 2009 and 2008 and $15.3 million and $10.5 million for the nine months ended September 30, 2009 and 2008, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
Credit Facilities:
Revolver	$—	$180,000
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	225,000	—
Unamortized discount	(11,808)	—
Capital leases and other notes	69,909	75,323

	508,101	480,323
Less current portion	27,784	26,063

	$480,317	$454,260

Senior Notes
     On April 12, 2006, Basic issued $225.0 million of 7.125% Senior Notes due April 2016 (the “Senior Notes”) in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on the $90.0 million Term B Loan and to pay down approximately $96.0 million under our previous revolving credit facility. Interest payments on the Senior Notes are due semi-annually, on April 15 and October 15. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, Basic was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. Basic completed the exchange offer for all of the Senior Notes on October 16, 2006.
     The Senior Notes are redeemable at the option of Basic on or after April 15, 2011 at the specified redemption price as described in the indenture governing the Senior Notes. Prior to April 15, 2011, Basic may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as defined in the indenture.
     Following a change of control, as defined in the indenture, Basic will be required to make an offer to repurchase all or any portion of the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.
     Pursuant to the indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the indenture. Basic was in compliance with the restrictive covenants at September 30, 2009.
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
Senior Secured Notes
     On July 31, 2009, Basic completed the issuance and sale of $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”). The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of Basic’s current subsidiaries other than two immaterial subsidiaries. As of September 30, 2009, these two subsidiaries held no assets and performed no operations. The Senior Secured Notes and the related guarantees were offered and sold in private transactions in accordance with Rule 144A and

Regulation S under the Securities Act of 1933, as amended. Under the terms of the sale of the Senior Secured Notes, Basic is required to take appropriate steps to offer to exchange other Senior Secured Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Secured Notes. For more information about the offer to exchange the Senior Secured Notes, see note 14.
     The net proceeds from the issuance of the Senior Secured Notes were $207.9 million after discounts and offering expenses. Basic used the net proceeds from the offering, along with other funds, to repay all outstanding indebtedness under its revolving credit facility, which Basic terminated in connection with the offering.
     The Senior Secured Notes and the related guarantees were issued pursuant to an indenture dated as of July 31, 2009 (the “Indenture”), by and among Basic, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee. The obligations under the Indenture are secured as set forth in the Indenture and in the Security Agreement (as defined below), in favor of the trustee, by a first-priority lien (other than Permitted Collateral Liens, as defined in the Indenture) in favor of the trustee, on the Collateral (as defined below) described in the Security Agreement.
     Interest on the Senior Secured Notes accrues at a rate of 11.625% per year. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2010. The Senior Secured Notes mature on August 1, 2014.
     The Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with its affiliates, limit dividends or other payments by its restricted subsidiaries to Basic, sell assets (including Collateral under the Security Agreement), or consolidate or merge with or into other companies. These limitations are subject to a number of important exceptions and qualifications. Basic was in compliance with the restrictive covenants at September 30, 2009.
     If Basic or its restricted subsidiaries sell, transfer or otherwise dispose of assets or other rights or property that constitute Collateral (including the same or the issuance of equity interests in a restricted subsidiary that owns Collateral such that it thereafter is no longer a restricted subsidiary, a “Collateral Disposition”), Basic is required to deposit any cash or cash equivalent proceeds constituting net available proceeds into a segregated account under the sole control of the trustee that includes only proceeds from the Collateral Disposition and interest earned thereon (an “Asset Sale Proceeds Account”). The Asset Sale Proceeds Account will be subject to a first-priority lien in favor of the trustee, and the proceeds are subject to release from the account for specified uses. These permitted uses include: acquiring additional assets of a type constituting Collateral (“Additional Assets”), provided the trustee has or is immediately granted a perfected first-priority security interest (subject only to Permitted Collateral Liens) in such Additional Assets, and repurchasing or redeeming the Senior Secured Notes.
     Upon an Event of Default (as defined in the Indenture), the trustee or the holders of at least 25% in aggregate principal amount of the Senior Secured Notes then outstanding may declare the entire principal of all the Senior Secured Notes to be due and payable immediately.
     Basic may, at its option, redeem all or part of the Senior Secured Notes, at any time on or after February 1, 2012, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption. Basic may redeem some or all of the Senior Secured Notes before February 1, 2012, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes to be redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest to the date of redemption.
     In addition, at any time before February 1, 2012, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 111.625% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as at least 65% of the aggregate principal amount of the Senior Secured Notes issued under the Indenture remains outstanding immediately after the occurrence of such redemption, and such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.
     If Basic experiences certain kinds of changes of control, holders of the Senior Secured Notes will be entitled to require Basic to purchase all or a portion of the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

     On July 31, 2009, Basic and each of the guarantors party to the Indenture (the “Grantors”) entered into a Security Agreement (the “Security Agreement”) in favor of The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee under the Indenture, to secure payment of the Senior Secured Notes and related guarantees. The Liens (as defined in the Security Agreement) granted by each of the Grantors under the Security Agreement consist of a security interest in all of the following personal property now owned or at any time thereafter acquired by such Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether existing as of the date of the Security Agreement or thereafter coming into existence (together with the Aircraft Collateral (as defined in the Security Agreement), the “Collateral”), as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Grantors under the Indenture, the related Senior Secured Notes and the security documents:
          (i) all Commercial Tort Claims;
          (ii) all Contracts (as defined in the Security Agreement);
          (iii) all Documents;
          (iv) all Equipment (other than the Aircraft Collateral);
          (v) all General Intangibles (excluding Payment Intangibles except to the extent included pursuant to clause (xv) below);
          (vi) all Goods (as defined in the Security Agreement);
          (vii) all Intellectual Property (as defined in the Security Agreement);
          (viii) all Investment Property;
          (ix) all Letter-of-Credit Rights (whether or not the letter of credit is evidenced by a writing);
          (x) all Supporting Obligations;
          (xi) each Asset Sale Proceeds Account (as defined in the Security Agreement) and all deposits, Securities and Financial Assets (as defined in the Security Agreement) therein and interest or other income thereon and investments thereof, and all property of every type and description in which any proceeds of any Collateral Disposition or other disposition of Collateral are invested or upon which the trustee is at any time granted, or required to be granted, a Lien to secure the Obligations (as defined in the Security Agreement) as set forth in Section 4.12 of the Indenture and all proceeds and products of the Collateral described in this clause (xi);
          (xii) all other personal property (other than Excluded Property), whether tangible or intangible, not otherwise described above;
          (xiii) whatever is received (whether voluntary or involuntary, whether cash or non cash, including proceeds of insurance and condemnation awards, rental or lease payments, accounts, chattel paper, instruments, documents, contract rights, general intangibles, equipment and/or inventory) upon the lease, sale, charter, exchange, transfer, or other disposition of any of the Collateral described in clauses (i) through (xii) above;
          (xiv) all books and records pertaining to the Collateral; and
          (xv) to the extent not otherwise included, all Proceeds, Supporting Obligations and products (including, without limitation, any Accounts, Chattel Paper, Instruments or Payment Intangibles constituting Proceeds, Supporting Obligations or products) of any and all of the foregoing and all collateral security and guarantees given by any Person with respect to any of the foregoing; provided, that notwithstanding the foregoing provisions, Collateral shall not include Excluded Property.
     “Excluded Property” means the following, whether now owned or at any time hereafter acquired by any Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether now existing or hereafter coming into existence: Maritime Assets (as defined in the Security Agreement), cash and cash equivalents (as such terms are defined by GAAP) other than those maintained in an Asset Sales Proceeds Account, Securities Accounts containing only cash and cash equivalents other than any Asset Sale Proceeds Account and Security Entitlements relating to any such Securities Account, equity interests in any subsidiary of any Grantor, Inventory, trucks, trailers and other motor vehicles covered by a certificate of title law of any state, property and/or transactions to which Article 9 of the UCC does not apply pursuant to Section 9-109 thereof, certain computer software and Equipment acquired prior to the date thereof and subject to a lien securing purchase money indebtedness as of the date thereof if (but only to the extent that) the applicable documentation relating to such lien prohibits the granting of a lien on such Equipment, Equipment leased by any Grantor, other than pursuant to a capitalized lease, if (but only to the extent that) the lien securing the Equipment prohibits the granting of a lien on such Equipment, certain General Intangibles, governmental approvals or other rights arising under any contracts, instruments, permits, licenses or other documents if the granting of a security interest therein would cause a breach of a restriction on the granting of a security interest therein or the assignment thereof in favor of a third party, subject to exceptions as set forth in the Security Agreement, and Accounts, Chattel Paper, Instruments and Payment Intangibles to the extent they are not Proceeds, Supporting Obligations or products of the Collateral.

     The following capitalized terms are used above are as defined in the Uniform Commercial Code (“UCC”) of the State of New York, or such other jurisdiction as may be applicable under the terms of the Security Agreement) on the date of the Security Agreement: Accounts, Chattel Paper, Commercial Tort Claims, Deposit Account, Documents, Electronic Chattel Paper, Equipment, Financial Assets, General Intangibles, Instruments, Inventory, Investment Property, Letter-of-Credit Rights, Payment Intangibles, Proceeds, Securities, Securities Accounts, Security Entitlements, Supporting Obligations, and Tangible Chattel Paper.
     Under the Security Agreement, each Grantor must maintain a perfected security interest in favor of the trustee and take all steps necessary from time to time in order to maintain the trustee’s first-priority security interest (other than Permitted Collateral Liens). If an event of default were to occur under the Indenture, the Senior Secured Notes, the guarantees relating to the Senior Secured Notes, the Security Agreement or any other agreement, instrument or certificate that is entered into to secure payment or performance of the Senior Secured Notes, the trustee would be empowered to exercise all rights and remedies of a secured party under the UCC, in addition to all other rights and remedies under the applicable agreements.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.
     Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2009	2008
Cash payments for interest	$13,242	$14,910
Commitment and other fees paid	157	155
Amortization of debt issuance costs and discount on senior secured notes	1,327	723
Change in accrued interest	6,741	4,046
Other	3	283

	$21,470	$20,117

Losses on Extinguishment of Debt
     In July 2009, upon the termination of the Company’s revolving credit facility, Basic wrote off unamortized debt issuance costs of approximately $3.5 million.
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

Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $500,000 and $250,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.
     At September 30, 2009 and December 31, 2008, self-insured risk accruals totaled approximately $14.5 million net of a $30,000 receivable for medical and dental coverage and $15.4 million net of a $992,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
     At September 30, 2009 and December 31, 2008, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
     During the year ended December 31, 2008, Basic issued 447,255 shares of newly-issued common stock and 138,675 shares of treasury stock for the exercise of stock options.
     In March 2008, Basic granted various employees 361,700 unvested shares of common stock which vest over a five-year period. Also, in March 2008, Basic granted the Chairman of the Board 4,000 shares of common stock which vested immediately in lieu of annual cash director fees. In October 2008, Basic granted a vice president 5,000 shares of restricted common stock which vest over a three-year period.
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
     During the nine months ended September 30, 2009, Basic issued 5,000 shares of common stock from treasury stock for the exercise of stock options.
Treasury Stock
     On October 13, 2008, Basic announced that its Board of Directors authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases are based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During the year ended December 31, 2008, Basic repurchased 897,558 shares at a total price of $8.8 million (an average of $9.82 per share), inclusive of commissions and fees. During the first nine months of 2009, Basic repurchased 809,093 shares at a total price of $6.0 million (an average of $7.41 per share), inclusive of commissions and fees. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009.

     Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 52,877 shares through net share settlements during 2008 and 18,810 shares through net share settlements during the first nine months of 2009.
Preferred Stock
     At September 30, 2009 and December 31, 2008, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
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
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Basic is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. During the three months ended September 30, 2009 and 2008, compensation expense related to share-based arrangements was approximately $1.3 million and $1.2 million, respectively. For compensation expense recognized during the three months ended September 30, 2009 and 2008, Basic recognized a tax benefit of approximately $471,000 and $441,000 respectively. During the nine months ended September 30, 2009 and 2008, compensation expense related to share-based arrangements was approximately $3.9 million and $3.4 million, respectively. For compensation expense recognized during the nine months ended September 30, 2009 and 2008, Basic recognized a tax benefit of approximately $1.5 and $1.3 million respectively.
     Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three to five-year service period.

     The following table reflects the summary of stock options outstanding at September 30, 2009 and the changes during the nine months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	1,608,675	$11.11
Options granted	—	$—
Options forfeited	(22,500)	$13.60
Options exercised	(5,000)	$6.98
Options expired	(96,500)	$6.41

Outstanding, end of period	1,484,675	$11.39	5.08	$3,094

Exercisable, end of period	1,118,800	$9.16	4.71	$2,876

Vested or expected to vest, end of period	1,474,425	$11.30	5.07	$3,094

     The total intrinsic value of share options exercised during the nine months ended September 30, 2009 and 2008 was approximately $15,000 and $11.7 million, respectively.
     On March 13, 2009, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to the Company’s achievement of certain earnings per share growth and return on capital employed performance over the performance period from January 1, 2007 through December 31, 2009, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 265,000 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2011. As of September 30, 2009, it was estimated that none of the performance based awards will be earned.
     A summary of the status of the Company’s non-vested share grants at September 30, 2009 and changes during the nine months ended September 30, 2009 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	599,325	$21.41
Granted during period	616,324	6.50
Vested during period	(87,975)	18.75
Forfeited during period	(52,650)	15.81
Performance based earned (1)	14,025	21.17

Nonvested at end of period	1,089,049	$13.46

(1)	In March 2008 certain members of management were awarded grants of performance-based stock awards. The number of shares to be earned ranged from 0% to 150% of target depending on the Company’s achievement of certain EPS and return on capital employed performance compared to a peer group. The performance period for purposes of these grants was January 1, 2006 through December 31, 2008. As of December 31, 2008 it was estimated that 85% of the target shares would be earned and in March 2009 it was determined that 100% of the target shares had been earned. These shares remain subject to vesting over a three-year period, with the first shares vesting in March 2010.
     As of September 30, 2009, there was approximately $11.3 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.04 years. The total fair value of share-based awards vested during the nine months ended September 30, 2009 and 2008 was approximately $4.1 million and $10.2 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $188,000 and $1.3 million for the nine months ended September 30, 2009 and 2008, respectively.
     Cash received from share option exercises under the Plan was approximately $35,000 and $2.5 million for the nine months ended September 30, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from options exercised was $6,000 and $4.5 million for the nine months ended September 30, 2009 and 2008, respectively.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
9. Related Party Transactions
     Basic had receivables from employees of approximately $144,000 and $148,000 as of September 30, 2009 and December 31, 2008, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
10. Earnings Per Share
     Basic’s basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):

Net income (loss)	$(25,325)	$25,942	$(229,386)	$64,308

Denominator:

Denominator for basic earnings per share	39,595,392	40,988,436	39,713,071	40,762,759

Stock options	—	685,428	—	769,307
Unvested restricted stock	—	113,382	—	230,285

Denominator for diluted earnings per share	39,595,392	41,787,246	39,713,071	41,762,351

Basic earnings per common share:	$(0.64)	$0.63	$(5.78)	$1.58

Diluted earnings per common share:	$(0.64)	$0.62	$(5.78)	$1.54

     Stock options and unvested restricted stock shares of approximately 202,000 and 454,000 were excluded in the computation of diluted earnings per share for the three months and nine months ended September 30, 2009, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods.

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

     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion
	Well	Fluid	and Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total
Three Months Ended September 30, 2009 (Unaudited)
Operating revenues	$38,434	$49,782	$32,592	$4,150	$—	$124,958
Direct operating costs	(29,051)	(38,471)	(23,106)	(3,305)	—	$(93,933)

Segment profits	$9,383	$11,311	$9,486	$845	$—	$31,025

Depreciation and amortization	$12,565	$9,363	$7,892	$1,838	$1,797	$33,455
Capital expenditures, (excluding acquisitions)	$3,610	$2,690	$2,267	$528	$517	$9,612

Three Months Ended September 30, 2008 (Unaudited)
Operating revenues	$97,382	$82,660	$85,541	$11,992	$—	$277,575
Direct operating costs	(61,047)	(53,028)	(46,798)	(7,722)	—	(168,595)

Segment profits	$36,335	$29,632	$38,743	$4,270	$—	$108,980

Depreciation and amortization	$11,327	$7,909	$6,974	$1,764	$1,297	$29,271
Capital expenditures, (excluding acquisitions)	$9,228	$6,442	$5,681	$1,437	$1,057	$23,845

Nine Months Ended September 30, 2009 (Unaudited)
Operating revenues	$123,647	$163,847	$99,224	$11,776	$—	$398,494
Direct operating costs	(93,793)	(118,439)	(70,484)	(9,912)	—	$(292,628)

Segment profits	$29,854	$45,408	$28,740	$1,864	$—	$105,866

Depreciation and amortization	$37,034	$27,596	$23,260	$5,418	$5,297	$98,605
Capital expenditures, (excluding acquisitions)	$13,070	$9,739	$8,209	$1,912	$1,869	$34,799
Identifiable assets	$257,429	$199,312	$195,933	$42,840	$389,821	$1,085,335

Nine Months Ended September 30, 2008 (Unaudited)
Operating revenues	$266,919	$226,640	$233,578	$31,832	$—	$758,969
Direct operating costs	(164,806)	(148,015)	(125,236)	(22,311)	—	(460,368)

Segment profits	$102,113	$78,625	$108,342	$9,521	$—	$298,601

Depreciation and amortization	$33,294	$23,245	$20,497	$5,185	$3,814	$86,035
Capital expenditures, (excluding acquisitions)	$26,651	$18,607	$16,407	$4,150	$3,053	$68,868
Identifiable assets	$307,739	$264,261	$333,780	$72,008	$333,054	$1,310,842
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Segment profits	$31,025	$108,980	$105,866	$298,601

General and administrative expenses	(25,140)	(30,552)	(81,643)	(83,212)
Depreciation and amortization	(33,455)	(29,271)	(98,605)	(86,035)
Gain (loss) on disposal of assets	(514)	(376)	(1,853)	208
Goodwill impairment	—	—	(204,014)	—

Operating income (loss)	$(28,084)	$48,781	$(280,249)	$129,562

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2009	2008
	(In thousands)
Capital leases issued for equipment	$16,188	$35,663
Contingent earnout accrual	$1,340	$435
Asset retirement obligation additions	$18	$143
     Basic paid no income taxes during the nine months ended September 30, 2009. Basic paid income taxes of approximately $17.3 million during the nine months ended September 30, 2008. Basic paid interest of approximately $13.2 million and $14.9 million during the nine months ended September 30, 2009 and 2008, respectively.
13. Fair Value Measurements
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
     There is a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). The Company classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
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
     The Company’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the nine months ended September 30, 2009 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2008	$1,796

Additional asset retirement obligation	18
Accretion expense	110

Balance, September 30, 2009	$1,924

14. Subsequent Events
     Management performed an evaluation of the Company’s activity through October 30, 2009, the date these financial statements were issued, noting the following subsequent event.
     On October 16, 2009, Basic filed with the Securities and Exchange Commission a registration statement relating to its offer to exchange the Senior Secured Notes sold in its July 2009 private placement for senior secured notes, having substantially identical terms, that have been registered under the Securities Act of 1933, as amended.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we purchased businesses and assets in 40 separate acquisitions from January 1, 2004 to September 30, 2009. Our weighted average number of well servicing rigs increased from 279 in 2004 to 414 in the third quarter of 2009 and our weighted average number of fluid service trucks increased from 386 to 805 in the same period. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2009		2008

Revenues:
Well servicing	$123.6	31%	$266.9	35%
Fluid services	163.8	41%	226.6	30%
Completion and remedial services	99.2	25%	233.6	31%
Contract drilling	11.8	3%	31.8	4%

Total revenues	$398.4	100%	$758.9	100%

     Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and gas industry, and the consequent impact on exploration and production activity, has adversely impacted, and could continue to adversely impact, the level of drilling and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.

     In 2007, natural gas prices declined as an excess supply of natural gas began to develop, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. By the middle of 2008, oil and natural gas prices reached historic highs. However, in the second half of 2008, oil and natural gas prices decreased substantially, which caused significantly lower utilization of our services in the fourth quarter of 2008. In the first half of 2009, utilization and pricing for our services continued to decline from the fourth quarter of 2008. In the third quarter of 2009, as oil prices began to increase, utilization and pricing for our services stabilized and remained near second quarter 2009 levels.
     While we see continued steady improvement in oil related activity, we anticipate tough market conditions to prevail until gas driven activity increases to more fully absorb the excess service capacity in each of our markets and segments.
     We derive a majority of our revenues from services supporting production from existing oil and gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and gas price environments, as ongoing maintenance spending is required to sustain production. As oil and gas prices fluctuate, demand for all of our services changes correspondingly as our customers must balance maintenance and capital expenditures against their available cash flows. Because our services are required to support drilling and workover activities, we are also subject to changes in capital spending by our customers as oil and gas prices increase or decrease. Adverse changes in capital markets have caused a number of oil and gas producers to reduce their capital budgets for 2009. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and gas producers to make additional reductions to capital budgets in the future even if commodity prices return to historically high levels.
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
Xterra Fishing and Rental Tools Co.
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
Segment Overview
Well Servicing
     During the first nine months of 2009, our well servicing segment represented 31% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet increased from a weighted average number of 392 rigs in the first quarter of 2008 to 414 in the third quarter of 2009 through a combination of newbuild purchases and acquisitions and other individual equipment purchases.
     The following is an analysis of our well servicing operations for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
Second Quarter	403	222,300	77.1%	$400	$152	37.9%
Third Quarter	412	233,000	79.1%	$418	$156	37.3%
Fourth Quarter	414	182,400	61.6%	$418	$141	33.8%
Full Year	405	840,200	72.5%	$408	$152	37.3%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24.4%
Second Quarter	414	110,500	37.3%	$329	$78	23.6%
Third Quarter	414	122,900	41.5%	$313	$76	24.4%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     Rig utilization increased to 41.5% in the third quarter of 2009, compared to 37.3% in the second quarter of 2009. The increase was caused by stabilization in oil and natural gas prices during the third quarter of 2009, which caused a slight increase in demand for our services. Although there was stabilization experienced in the economy and oil and gas prices, there was still price pressure for our services, and our revenue per rig hour decreased to $313 in the third quarter of 2009 compared to $329 in the second quarter of 2009. Through our continued cost cutting measures, we were able to increase the segment profit percentage to 24.4% in the third quarter of 2009 from 23.6% in the second quarter of 2009.
Fluid Services
     During the first nine months of 2009, our fluid services segment represented 41% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009 (dollars in thousands):

	Weighted		Segment Profits
	Average Number of	Revenue Per	Per Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2008:
First Quarter	644	$111	$39	35.0%
Second Quarter	663	$109	$36	33.1%
Third Quarter	683	$121	$43	35.8%
Fourth Quarter	804	$111	$42	38.1%
Full Year	699	$452	$161	35.6%
2009:
First Quarter	814	$80	$25	31.4%
Second Quarter	808	$61	$17	27.9%
Third Quarter	805	$62	$14	22.7%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     Revenue per fluid service truck remained relatively flat at $62,000 in the third quarter of 2009 compared to $61,000 in the second quarter of 2009. Segment profit percentage decreased to 22.7% in the third quarter of 2009 from 27.9% in the second quarter of 2009 which was driven by increased competitive rate pressure and higher fuel and repair and maintenance costs.
Completion and Remedial Services
     During the first nine months of 2009, our completion and remedial services segment represented 25% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 139,000 and 134,000 at September 30, 2009 and September 30, 2008, respectively.
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

     The following is an analysis of our completion and remedial services segment for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009, June 30, 2009, and September 30, 20009 (dollars in thousands):

		Segment
	Revenues	Profits%
2008:
First Quarter	$68,458	47.7%
Second Quarter	$79,579	46.4%
Third Quarter	$85,541	45.3%
Fourth Quarter	$70,748	43.0%
Full Year	$304,326	45.6%
2009:
First Quarter	$37,259	30.5%
Second Quarter	$29,373	26.9%
Third Quarter	$32,592	29.1%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The increase in completion and remedial revenue to $32.6 million in the third quarter of 2009 from $29.4 million in the second quarter of 2009 was caused by the stabilization of the economy and oil and natural gas prices in the third quarter of 2009. There was also an increase in segment profit percentage to 29.1% in the third quarter of 2009 from 26.9% in the second quarter of 2009 due to our cost cutting measures.
Contract Drilling
     During the first nine months of 2009, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or footage at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet had a weighted average of nine rigs during the four quarters of 2008 and the first, second and third quarters of 2009.
     The following is an analysis of our contract drilling segment for each of the quarters in 2008, the full year ended December 31, 2008 and the quarters ended March 31, 2009, June 30, 2009, and September 30, 2009:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
Second Quarter	9	699	$14,800	$4,000	27.2%
Third Quarter	9	767	$15,600	$5,600	35.6%
Fourth Quarter	9	666	$14,900	$5,400	36.2%
Full Year	9	2,777	$15,000	$4,700	31.4%
2009:
First Quarter	9	248	$14,700	$1,500	10.1%
Second Quarter	9	314	$12,700	$2,100	16.3%
Third Quarter	9	391	$10,600	$2,200	20.4%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The increase in segment profits to 20.4% in the third quarter of 2009 from 16.3% in the second quarter of 2009 was due primarily to the increase in rig operating days during the third quarter.

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
Critical Accounting Policies and Estimates
     Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our critical accounting policies is included in note 2 of the notes to our historical audited consolidated financial statements in our most recent annual report on Form 10-K. The following is a discussion of our critical accounting policies and estimates.
Critical Accounting Policies
     We have identified below accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.
     Property and Equipment. Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expenses as incurred. We also review the capitalization of refurbishment of workover rigs as described in note 2 of the notes to our unaudited consolidated financial statements.
     Impairments. We review our assets for impairment at least annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of the estimated future cash flows, on an undiscounted basis, is less than the assets’ carrying amount. When impairment is indicated, an impairment charge is recorded based on an estimate of future cash flows on a discounted basis.
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and medical and dental coverage of $500,000 and $250,000 respectively. We have lower deductibles per occurrence for automobile liability and general liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.
     Revenue Recognition. We recognize revenues when the services are performed, collection of the relevant receivables is probable, persuasive evidence of the arrangement exists and the price is fixed and determinable.
     Income Taxes. We recognize deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
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
     Impairment of Goodwill. Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of our goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A two-step process is required for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. As of September 30, 2009, we had no goodwill recorded on our balance sheet.
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
     Fair Value of Assets Acquired and Liabilities Assumed. We estimate the fair value of assets acquired and liabilities assumed in business combinations, which involves the use of various assumptions. These estimates may be affected by such factors as changing market conditions, technological advances in industry or changes in regulations governing the industry. The most significant assumptions, and the ones requiring the most judgment, involve the estimated fair value of property and equipment, intangible assets and the resulting amount of goodwill, if any. We test annually for impairment the goodwill and intangible assets with indefinite useful lives recorded in business combinations. This requires us to estimate the fair values of our own assets and liabilities at the reporting unit level. Therefore, considerable judgment, similar to that described above in connection with our estimation of the fair value of an acquired company, is required to assess goodwill and certain intangible assets for impairment.
     Cash Flow Estimates. Our estimates of future cash flows are based on the most recent available market and operating data for the applicable asset or reporting unit at the time the estimate is made. Our cash flow estimates are used for asset impairment analyses.
     Stock-Based Compensation. Our stock-based awards consist of stock options and restricted stock. Stock options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model and restricted stock issued is valued based on the fair value of our common stock at grant date. All stock-based awards are adjusted for an expected forfeiture rate and amortized over the vesting period. Compensation expense of the unvested portion of awards granted as a private company and outstanding as of January 1, 2006 will be based upon the intrinsic value method.
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
     Asset Retirement Obligations. We record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets and to capitalize an equal amount as a cost of the asset, depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlement of obligations.
Results of Operations
     The results of operations between periods may not be comparable, primarily due to the significant number of acquisitions made and their relative timing in the year acquired. See note 3 of the notes to our unaudited consolidated financial statements for more detail.
     Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008
     Revenues. Revenues decreased by 55% to $125.0 million during the third quarter of 2009 from $277.6 million during the same period in 2008. This decrease was primarily due to lower expenditures by our customers for our services and increased price competition from our competitors due to the lower expenditures by our customers.
     Well servicing revenues decreased by 61% to $38.4 million during the third quarter of 2009 compared to $97.4 million during the same period in 2008. This decrease was due to the decrease in rig utilization to 41.5% during the third quarter of 2009 from 79.1% during the third quarter of 2008, along with a decrease in revenue per rig hour to $313 during the third quarter of 2009 from $418 during the third quarter of 2008. These decreases were due to decreased spending by our customers for our services along with increased price competition from our competitors. Our average number of well servicing rigs increased to 414 during the third quarter of 2009 compared to 412 in the same period in 2008.
     Fluid services revenues decreased by 40% to $49.8 million during the third quarter of 2009 compared to $82.7 million in the same period in 2008. This decrease was partially offset by the Azurite acquisition in September 2008 which added 98 fluid service trucks and 632 frac tanks. Our weighted average number of fluid service trucks increased to 805 during the third quarter of 2009 from 683 in the same period in 2008, although our revenue per fluid service truck decreased to $62,000 in the third quarter of 2009 compared to $121,000 in the same period in 2008, which reflects declines in both utilization and pricing for these services.
     Completion and remedial services revenues decreased by 62% to $32.6 million during the third quarter of 2009 compared to $85.5 million in the same period in 2008. The decrease in revenue between these periods was due to decreased utilization of equipment due to the decline in oil and natural gas prices. Increased market competition also caused significant rate declines. Total hydraulic horsepower increased to 139,000 at September 30, 2009 from 134,000 at September 30, 2008.
     Contract drilling revenues decreased by 65% to $4.2 million during the third quarter in 2009 compared to $12.0 million in the same period in 2008. The number of rig operating days decreased to 391 in third quarter of 2009 compared to 767 in the third quarter of 2008. This decrease was due to fewer new well starts in the Permian Basin, in which our rigs operate.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, decreased by 44% to $93.9 million during the third quarter of 2009 from $168.6 million in the same period in 2008. This decrease was due to the lower activity levels in all of our segments.
     Direct operating expenses for the well servicing segment decreased by 52% to $29.1 million during the third quarter of 2009 as compared to $61.0 million for the same period in 2008, due primarily to the decrease in rig hours to 122,900 in the third quarter of 2009 from 233,000 for the same period in 2008. Segment profits decreased to 24% of revenues during the third quarter of 2009 compared to 37% for the same period in 2008, which reflects the faster decline in activity levels and rates than in costs.

     Direct operating expenses for the fluid services segment decreased by 27% to $38.5 million during the third quarter of 2009 as compared to $53.0 million for the same period in 2008, which is due to lower activity levels. Segment profits were 23% of revenues during the third quarter of 2009 compared to 36% for the same period in 2008.
     Direct operating expenses for the completion and remedial services segment decreased by 51% to $23.1 million during the third quarter of 2009 as compared to $46.8 million for the same period in 2008 due primarily to decreased activity levels. Segment profits decreased to 29% of revenues during the third quarter of 2009 compared to 45% for the same period in 2008, due to activity levels and rates declining faster than costs.
     Direct operating expenses for the contract drilling segment decreased by 57% to $3.3 million during the third quarter of 2009 as compared to $7.7 million for the same period in 2008 due primarily to lower activity levels. Segment profits for this segment were 20% of revenues during the third quarter of 2009 compared to 36% for the same period in 2008.
     General and Administrative Expenses. General and administrative expenses decreased by 18% to $25.1 million during the third quarter of 2009 from $30.6 million for the same period in 2008, which included $1.3 million and $1.2 million in stock-based compensation expense during the third quarter of 2009 and 2008, respectively. The decrease is primarily due to cost cutting measures by management.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $33.5 million during the third quarter of 2009 as compared to $29.3 million for the same period in 2008, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as the internal expansion of our business segments.
     Interest Expense. Interest expense increased by 55% to $9.8 million during the third quarter of 2009 compared to $6.3 million for the same period in 2008. The increase was primarily due to the issuance of the $225.0 million of 11.625% Senior Secured Notes due 2014 in July 2009.
     Income Tax Expense. There was an income tax benefit of $15.0 million during the third quarter of 2009 as compared to an income tax expense of $15.9 million for the same period in 2008. Our effective tax rate during the third quarter of 2009 and 2008 was approximately 37% and 38%, respectively.
     Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008
      Revenues. Revenues decreased by 47% to $398.4 million during the first nine months of 2009 from $758.9 million during the same period in 2008. This decrease was primarily due to lower expenditures by our customers for our services and increased price competition from our competitors due to the decline in oil and natural gas prices.
     Well servicing revenues decreased by 54% to $123.6 million during the first nine months of 2009 compared to $266.9 million during the same period in 2008. This decrease was due to the decrease in rig utilization to 41% during the first nine months of 2009 from 76% during the first nine months of 2008, along with a decrease in revenue per rig hour to $338 during the first nine months of 2009 from $406 during the first nine months of 2008. These decreases were due to decreased expenditures by our customers for our services along with increased price competition from our competitors. Our average number of well servicing rigs increased to 414 during the first nine months of 2009 compared to 402 in the same period in 2008, due to internal expansion from our newbuild rig program and the Lackey Construction, LLC and the Triple N Services, Inc. acquisitions.
     Fluid services revenues decreased by 28% to $163.8 million during the first nine months of 2009 compared to $226.6 million in the same period in 2008. This decrease was primarily due to decreased rates that we charged to our customers for our services caused by increased price competition from our competitors. These decreases were partially offset by the Azurite acquisition in September 2008 which added 98 fluid service trucks and 632 frac tanks. Our weighted average number of fluid service trucks increased to 809 during the first nine months of 2009 from 663 in the same period in 2008, although our revenue per fluid service truck decreased to $203,000 in the first nine months of 2009 compared to $342,000 in the same period in 2008.
     Completion and remedial services revenues decreased by 58% to $99.2 million during the first nine months of 2009 compared to $233.6 million in the same period in 2008. The decrease in revenue between these periods was due to decreased utilization of equipment due to the decline in oil and natural gas prices. Increased market competition also caused significant rate declines. Total hydraulic horsepower increased to 139,000 at September 30, 2009 from 134,000 at September 30, 2008.

     Contract drilling revenues decreased by 63% to $11.8 million during the first nine months in 2009 compared to $31.8 million in the same period in 2008. The number of rig operating days decreased to 953 in first nine months of 2009 compared to 2,111 in the first nine months of 2008. This decrease was due to fewer new well starts in all of our geographic markets.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, decreased by 36% to $292.6 million during the first nine months of 2009 from $460.4 million in the same period in 2008. This decrease was due to the lower activity levels in all of our segments.
     Direct operating expenses for the well servicing segment decreased by 43% to $93.8 million during the first nine months of 2009 as compared to $164.8 million for the same period in 2008, due primarily to the decrease in rig hours to 365,700 in the first nine months of 2009 from 657,800 for the same period in 2008. Segment profits decreased to 24% of revenues during the first nine months of 2009 compared to 38% for the same period in 2008, which reflects the faster decline in activity levels and rates than in costs.
     Direct operating expenses for the fluid services segment decreased by 20% to $118.4 million during the first nine months of 2009 as compared to $148.0 million for the same period in 2008, which is due to lower activity levels. Segment profits were 28% of revenues during the first nine months of 2009 compared to 35% for the same period in 2008.
     Direct operating expenses for the completion and remedial services segment decreased by 44% to $70.5 million during the first nine months of 2009 as compared to $125.2 million for the same period in 2008 due primarily to decreased activity levels. Segment profits decreased to 29% of revenues during the first nine months of 2009 compared to 46% for the same period in 2008, due to activity levels and rates declining faster than costs.
     Direct operating expenses for the contract drilling segment decreased by 56% to $9.9 million during the first nine months of 2009 as compared to $22.3 million for the same period in 2008 due primarily to lower activity levels. Segment profits for this segment were 16% of revenues during the first nine months of 2009 compared to 30% for the same period in 2008.
     General and Administrative Expenses. General and administrative expenses decreased by 2% to $81.6 million during the first nine months of 2009 from $83.2 million for the same period in 2008, which included $3.9 million and $3.4 million in stock-based compensation expense during the first nine months of 2009 and 2008, respectively. The decrease primarily reflects cost cutting measures by management.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $98.6 million during the first nine months of 2009 as compared to $86.0 million for the same period in 2008, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as the internal expansion of our business segments.
     Goodwill Impairment. In the first nine months of 2009, we recorded a non-cash charge totaling $204.0 million for impairment of all of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments.
     Interest Expense. Interest expense increased by 7% to $21.5 million during the first nine months of 2009 compared to $20.1 million for the same period in 2008. The increase was primarily due to the issuance of the $225.0 million of 11.625% Senior Secured Notes in July 2009.
     Income Tax Expense. There was an income tax benefit of $74.2 million during the first nine months of 2009 as compared to an income tax expense of $39.3 million for the same period in 2008. Our effective tax rate during the first nine months of 2009 and 2008 was approximately 24% and 38%, respectively.
Liquidity and Capital Resources
     As of September 30, 2009, our primary capital resources were net cash flows from our operations and utilization of capital leases. As of September 30, 2009, we had unrestricted cash and cash equivalents of $137.0 million compared to $111.1 million as of December 31, 2008. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
     On July 31, 2009, we completed the sale of $225 million principal amount of our 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”). The net proceeds of $207.9 million and other funds were used to repay the $225.0 million of borrowings outstanding under our Credit Facility as of July 31, 2009. The Credit Facility was then terminated.

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
Net Cash Provided by Operating Activities
     Cash flow from operating activities was $78.0 million for the nine months ended September 30, 2009 as compared to $143.5 million during the same period in 2008. Operating cash flow was lower due to the decrease in revenues partially offset by a decrease in our accounts receivable.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2009 were $36.0 million as compared to $179.7 million in the same period of 2008. We added $16.2 million of additional assets through our capital lease program during the first nine months of 2009 compared to $35.7 million in the same period in 2008.
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
Senior Notes
     In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “Senior Notes”). The Senior Notes are jointly and severally guaranteed by each of our subsidiaries. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
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
     We may, at our option, redeem all or part of the Senior Notes, at any time on or after April 15, 2011 at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest, if any, to the date of redemption. Prior to April 15, 2011, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the Applicable Premium as defined in the indenture.
     If we experience certain kinds of changes of control, holders of the Senior Notes will be entitled to require us to purchase all or a portion of the Senior Notes at 101% of their principal amount, plus accrued and unpaid interest.
Senior Secured Notes
     On July 31, 2009, we completed the issuance and sale of $225.0 million aggregate principal amount of the Senior Secured Notes. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of our current subsidiaries other than two immaterial subsidiaries. As of September 30, 2009, these two subsidiaries held no assets and performed no operations. The Senior Secured Notes and the related guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended.
     The net proceeds from the issuance of the Senior Secured Notes were $207.9 million after discounts and offering expenses. We used the net proceeds from the offering, along with other funds, to repay all outstanding indebtedness under our revolving credit facility, which we terminated in connection with the offering.
     The Senior Secured Notes and the related guarantees were issued pursuant to an indenture dated as of July 31, 2009 (the “Indenture”), by and among us, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee. The obligations under the Indenture are secured as set forth in the Indenture and in the Security Agreement (as defined below), in favor of the trustee, by a first-priority lien (other than Permitted Collateral Liens, as defined in the Indenture) in favor of the trustee, on the Collateral (as defined below) described in the Security Agreement.
     Interest on the Senior Secured Notes accrues at a rate of 11.625% per year. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2010. The Senior Secured Notes mature on August 1, 2014.
          The Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with our affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us; and

•	sell assets (including Collateral under the Security Agreement), or consolidate or merge with or into other companies.
     These limitations are subject to a number of important exceptions and qualifications.
     If we or our restricted subsidiaries sell, transfer or otherwise dispose of assets or other rights or property that constitute Collateral (including the same or the issuance of equity interests in a restricted subsidiary that owns Collateral such that it thereafter is no longer a restricted subsidiary, a “Collateral Disposition”), we are required to deposit any cash or cash equivalent proceeds constituting net available proceeds into a segregated account under the sole control of the trustee that includes only proceeds from the Collateral Disposition and interest earned thereon (an “Asset Sale Proceeds Account”). The Asset Sale Proceeds Account will be subject to a first-priority lien in favor of the trustee, and the proceeds are subject to release from the account for specified uses. These permitted uses include:
•	acquiring additional assets of a type constituting Collateral (“Additional Assets”), provided the trustee has or is immediately granted a perfected first-priority security interest (subject only to Permitted Collateral Liens) in such Additional Assets; and

•	repurchasing or redeeming the Senior Secured Notes.
     Upon an Event of Default (as defined in the Indenture), the trustee or the holders of at least 25% in aggregate principal amount of the Senior Secured Notes then outstanding may declare the entire principal of all the Senior Secured Notes to be due and payable immediately.
     We may, at our option, redeem all or part of the Senior Secured Notes, at any time on or after February 1, 2012, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption. We may redeem some or all of the Senior Secured Notes before February 1, 2012, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes to be redeemed, plus the Applicable Premium (as defined in the Indenture) and accrued and unpaid interest to the date of redemption.
     In addition, at any time before February 1, 2012, we, at our option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 111.625% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:
•	at least 65% of the aggregate principal amount of the Senior Secured Notes issued under the Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.
     If we experience certain kinds of changes of control, holders of the Senior Secured Notes will be entitled to require us to purchase all or a portion of the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
     On July 31, 2009, Basic and each of the guarantors party to the Indenture (the “Grantors”) entered into a Security Agreement (the “Security Agreement”) in favor of The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee under the Indenture, to secure payment of the Senior Secured Notes and related guarantees. The Liens (as defined in the Security Agreement) granted by each of the Grantors under the Security Agreement consist of a security interest in all of the following personal property now owned or at any time thereafter acquired by such Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether existing as of the date of the Security Agreement or thereafter coming into existence (together with the Aircraft Collateral (as defined in the Security Agreement), the “Collateral”), as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Grantors under the Indenture, the related Senior Secured Notes and the security documents:

•	all Commercial Tort Claims;

•	all Contracts (as defined in the Security Agreement);

•	all Documents;

•	all Equipment (other than the Aircraft Collateral);

•	all General Intangibles (excluding Payment Intangibles except to the extent included pursuant to clause (xv) below);

•	all Goods (as defined in the Security Agreement);

•	all Intellectual Property (as defined in the Security Agreement);

•	all Investment Property;

•	all Letter-of-Credit Rights (whether or not the letter of credit is evidenced by a writing);

•	all Supporting Obligations;

•	each Asset Sale Proceeds Account (as defined in the Security Agreement) and all deposits, Securities and Financial Assets (as defined in the Security Agreement) therein and interest or other income thereon and investments thereof, and all property of every type and description in which any proceeds of any Collateral Disposition (as defined) or other disposition of Collateral are invested or upon which the trustee is at any time granted, or required to be granted, a Lien to secure the Obligations (as defined in the Security Agreement) as set forth in Section 4.12 of the Indenture and all proceeds and products of the Collateral described in this clause (xi);

•	all other personal property (other than Excluded Property), whether tangible or intangible, not otherwise described above;

•	whatever is received (whether voluntary or involuntary, whether cash or non cash, including proceeds of insurance and condemnation awards, rental or lease payments, accounts, chattel paper, instruments, documents, contract rights, general intangibles, equipment and/or inventory) upon the lease, sale, charter, exchange, transfer, or other disposition of any of the Collateral described in clauses (i) through (xii) above;

•	all books and records pertaining to the Collateral; and

•	to the extent not otherwise included, all Proceeds, Supporting Obligations and products (including, without limitation, any Accounts, Chattel Paper, Instruments or Payment Intangibles constituting Proceeds, Supporting Obligations or products) of any and all of the foregoing and all collateral security and guarantees given by any Person with respect to any of the foregoing; provided, that notwithstanding the foregoing provisions, Collateral shall not include Excluded Property.
     “Excluded Property” means the following, whether now owned or at any time hereafter acquired by any Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether now existing or hereafter coming into existence:
•	Maritime Assets (as defined in the Security Agreement);

•	cash and cash equivalents (as such terms are defined by GAAP) other than those maintained in an Asset Sales Proceeds Account;

•	Securities Accounts containing only cash and cash equivalents other than any Asset Sale Proceeds Account and Security Entitlements relating to any such Securities Account;

•	equity interests in any subsidiary of any Grantor;

•	Inventory;

•	trucks, trailers and other motor vehicles covered by a certificate of title law of any state;

•	property and/or transactions to which Article 9 of the UCC does not apply pursuant to Section 9-109 thereof;

•	certain computer software and Equipment acquired prior to the date thereof and subject to a lien securing purchase money indebtedness as of the date thereof if (but only to the extent that) the applicable documentation relating to such lien prohibits the granting of a lien on such Equipment;

•	Equipment leased by any Grantor, other than pursuant to a capitalized lease, if (but only to the extent that) the lien securing the Equipment prohibits the granting of a lien on such Equipment;

•	certain General Intangibles, governmental approvals or other rights arising under any contracts, instruments, permits, licenses or other documents if the granting of a security interest therein would cause a breach of a restriction on the granting of a security interest therein or the assignment thereof in favor of a third party, subject to exceptions as set forth in the Security Agreement; and

•	Accounts, Chattel Paper, Instruments and Payment Intangibles to the extent they are not Proceeds, Supporting Obligations or products of the Collateral.
     The following capitalized terms are used above are as defined in the Uniform Commercial Code (“UCC”) of the State of New York, or such other jurisdiction as may be applicable under the terms of the Security Agreement) on the date of the Security Agreement: Accounts, Chattel Paper, Commercial Tort Claims, Deposit Account, Documents, Electronic Chattel Paper, Equipment, Financial Assets, General Intangibles, Instruments, Inventory, Investment Property, Letter-of-Credit Rights, Payment Intangibles, Proceeds, Securities, Securities Accounts, Security Entitlements, Supporting Obligations, and Tangible Chattel Paper.
     Under the Security Agreement, each Grantor must maintain a perfected security interest in favor of the trustee and take all steps necessary from time to time in order to maintain the trustee’s first-priority security interest (other than Permitted Collateral Liens). If an event of default were to occur under the Indenture, the Senior Secured Notes, the guarantees relating to the Senior Secured Notes, the Security Agreement or any other agreement, instrument or certificate that is entered into to secure payment or performance of the Senior Secured Notes, the trustee would be empowered to exercise all rights and remedies of a secured party under the UCC, in addition to all other rights and remedies under the applicable agreements.
Credit Facility
     On May 4, 2009 we entered into Amendment and Consent No. 1 (the “Amendment”) to our Fourth Amended and Restated Credit Agreement, dated as of February 6, 2007 (the “Existing Credit Agreement”). Among other things, the Amendment:
•	created Tranche A Revolving Loans, which had the same maturity date as the revolving loans under the Existing Credit Agreement (December 15, 2010), and Tranche B Revolving Loans, which had an extended maturity date of January 31, 2012;

•	changed the applicable margins for Alternative Base Rate or Eurodollar revolving loans; and

•	increased the maximum leverage ratio to 3.75 to 1.00 from 3.25 to 1.00.
     Under the Credit Facility, Basic Energy Services, Inc. was the sole borrower and each of our subsidiaries was a subsidiary guarantor. The Credit Facility provided for a $225 million revolving line of credit (the “Revolver”). The Credit Facility included provisions allowing us to request an increase in commitments of up to $100.0 million aggregate principal amount subject to meeting certain tangible value requirements and subject to lender participation at the time of the request. The commitment under the Revolver provided for (1) the borrowing of funds, (2) the issuance of up to $30 million of letters of credit and (3) $2.5 million of swing-line loans. The Credit Facility was secured by substantially all of our tangible and intangible assets. The amount of commitments under the Tranche A Revolving Loans was $80 million and the amount under the Tranche B Revolving Loans was $145 million.
     For Tranche A Revolving Loans and Tranche B Revolving Loans, ABR Loans bore interest at the highest of (i) the bank’s prime rate, (ii) the federal funds rate plus 0.50% per year, and (iii) the adjusted LIBOR rate for an interest period of one-month beginning on the day of the ABR Loan plus 100 basis points, plus an applicable margin. The applicable margin for ABR Loans ranged from 0.25% to 0.50% for Tranche A Revolving Loans and ranged from 2.50% to 3.50% for Tranche B Revolving Loans. The applicable margin for Eurodollar revolving loans with respect to any Tranche B Revolving Loan ranged from 3.50% to 4.50%. Furthermore, the applicable commitment fee for the unused portion of any Tranche B revolving commitments, based on average daily unused amounts, was 1.0% per annum, as compared to 0.375% per annum for Tranche A revolving commitments.
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
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of September 30, 2009, we had total capital leases of approximately $69.9 million.
Credit Rating Agencies
     In July 2009 our Senior Notes rating was changed from BB- to B- by Standard and Poor’s and B1 to Caa1 by Moody’s. Our Senior Secured Notes were rated at BB- by Standard and Poor’s and Ba3 by Moody’s.
Preferred Stock
     At September 30, 2009 and December 31, 2008, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.
Net Operating Losses
     As of September 30, 2009, we had approximately $2.3 million of net operating loss carryforwards related to the pre-acquisition period of a 2003 acquisition, which are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
Recent Accounting Pronouncements
     In June 2009, the FASB issued ASU No. 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”), which became effective for the Company on July 1, 2009. ASU No. 2009-01 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASU No. 2009-01 is not expected to change GAAP and did not have a material impact on the Company’s consolidated financial statements.
     In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), which became effective for the Company on August 27, 2009. ASU No. 2009-05 issues guidance related to measuring the fair value of a liability where there is no market for the transfer of the liability. One or more of the following techniques should be used in valuing the liability:
•	the quoted price of an investment in the identical liability traded as an asset,

•	the quoted prices for similar liabilities, or

•	other fair value technique per principles in accountings standards, such as discounted cash flow.
     This update has not changed the techniques the Company uses to measure the fair value of liabilities and did not have a material impact on the Company’s consolidated financial statements.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business, other than increases in fuel costs and personnel expenses during 2008.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of July 31, 2009, we terminated the revolving portion of our credit facility subject to variable interest rate risk.
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

ITEM 1A. RISK FACTORS
     Except as set forth below, there have been no material changes in our risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009. For a discussion of these risk factors, see “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008 and in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009.
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
     We now have, and will continue to have, a significant amount of indebtedness. As of September 30, 2009, our total debt was $508.1 million, including the aggregate principal amount due under our Senior Notes of $225.0 million, the aggregate principal amount due under our Senior Secured Notes of $225.0 million and capital lease obligations in the aggregate amount of $69.9 million. For the year ended December 31, 2008, we made cash interest payments totaling $24.5 million. For the nine months ended September 30, 2009, we made cash interest payments totaling $13.2 million.
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
     If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various covenants in instruments governing any existing or future indebtedness, we could be in default under the terms of such instruments. In the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. If our indebtedness is accelerated, or we enter into bankruptcy, we may be unable to pay all of our indebtedness in full. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our common stock to decline.
The indentures governing our 7.125% Senior Notes due 2016 and our 11.625% Senior Secured Notes due 2014 impose, and future credit facilities may impose, restrictions on us that may affect our ability to successfully operate our business.
     The indentures governing our 7.125% Senior Notes due 2016 and our 11.625% Senior Secured Notes due 2014 include, and we expect future credit facilities may include, limitations on our ability to take various actions, such as:
•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfer of assets without the lenders’ consent; and

•	limitation on dividends and distributions.
     In addition, a future credit facility could require us to maintain certain financial ratios and to satisfy certain financial conditions, several of which could become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under any such credit facility. A default, if not waived, could result in acceleration of the outstanding indebtedness under any such credit facility, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness under any such credit facility could result in a default or acceleration of our existing senior notes and senior secured notes or other indebtedness with cross-default or cross-acceleration provisions. If this occurs, we may not be able to pay our debt or borrow sufficient funds to refinance it. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under a future credit facility.

     At the closing of our offering of the Senior Secured Notes, we pledged cash collateral with respect to the approximately $16.2 million of letters of credit that were outstanding under our revolving credit facility. We terminated the revolving credit facility on July 31, 2009, and we are unable to borrow any amounts under it. We expect to rely on cash on hand in the near term and to evaluate alternatives with respect to a new revolving credit facility or letter of credit facility in the future to address our long-term liquidity requirements. The indenture governing the Senior Secured Notes limits the amount that we could borrow under a future secured credit facility to the difference between (i) $240 million and (ii) the sum of (a) $212.9 million (the principal amount of the notes, net of offering discount) and (b) our outstanding collateralized letters of credit, subject to possible upward adjustment of the amount in clause (i) based on our consolidated tangible assets. While we had significant available cash after closing our offering of the Senior Secured Notes, our future cash balances could decrease and affect our financial condition. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources.”

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended September 30, 2009 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per share	Announced Program	the Program (2)
July 1 — July 31	2,348	$6.42	—	$35,188
August 1 — August 31	2,423	$7.29	—	$35,188
September 1 — September 30	320	$6.73	—	$35,188
Total	5,091	$6.85	—	$35,188

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

(2)	On October 13, 2008, we announced that our Board of Directors had authorized the repurchase of up to $50.0 million of shares of our common stock from time to time in open market or private transactions, at our discretion. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009.

ITEM 6.	EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed March 19, 2009)

4.8*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.9*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.10*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.11*	Registration Rights Agreement dated as of July 31, 2009, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

10.1*	Purchase Agreement dated July 23, 2009, by and among Basic Energy Services, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 29, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.	By:	/s/ Kenneth V. Huseman
		Name:	Kenneth V. Huseman
		Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

	By:	/s/ Alan Krenek
		Name:	Alan Krenek
		Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: October 30, 2009

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed March 19, 2009)

4.8*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.9*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.10*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.11*	Registration Rights Agreement dated as of July 31, 2009, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

10.1*	Purchase Agreement dated July 23, 2009, by and among Basic Energy Services, Inc., the guarantors party thereto and the initial purchasers party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 29, 2009)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Exhibit
No.	Description
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference