Form 10-K
period 2009-12-31
BASIC ENERGY SERVICES INC
filed 2010-03-01
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐     No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $139,452,741 as of June 30, 2009, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $6.83 per share and 20,417,678 shares held by non-affiliates).

There were 40,654,989 shares of the registrant’s common stock outstanding as of February 22, 2010.

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

The words “believe,” “estimate,” “expect,” “anticipate,” “project,” “intend,” “plan,” “seek,” “could,” “should,” “may,” “potential” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this annual report are forward looking-statements. Although we believe that the forward-looking statements contained in this annual report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Important factors that may affect our expectations, estimates or projections include:

•	a decline in, or substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;

•	the effects of future acquisitions on our business;

•	changes in customer requirements in markets or industries we serve;

•	competition within our industry;

•	general economic and market conditions;

•	our access to current or future financing arrangements;

•	our ability to replace or add workers at economic rates; and

•	environmental and other governmental regulations.

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

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including well servicing, fluid services and well site construction services, completion and remedial services and contract drilling. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah and Montana. We provide our services to a diverse group of over 2,000 oil and natural gas companies. We operate the third-largest fleet of well servicing rigs (also commonly referred to as workover rigs) in the United States, representing 13% of the overall available U.S. fleet, with our two larger competitors controlling approximately 24% and 19%, respectively, according to the AESC and other publicly available data.

We revised our business segments beginning in the first quarter of 2008, and in connection therewith restated the corresponding items of segment information for earlier periods. Our current operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services is consolidated with our Fluid Services segment. The following is a description of our current business segments:

•	Well Servicing. Our well servicing segment (30% of our revenues in 2009) currently operates our fleet of 405 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.

•	Fluid Services. Our fluid services segment (41% of our revenues in 2009) currently utilizes our fleet of 791 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•	Completion and Remedial Services. Our completion and remedial services segment (26% of our revenues in 2009) currently operates our fleet of pressure pumping units, an array of specialized rental equipment and fishing tools, air compressor packages specially configured for underbalanced drilling operations, and cased-hole wireline units. The largest portion of this business segment consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets. We entered the rental and fishing tool business through an acquisition in the first quarter of 2006.

•	Contract Drilling. Our contract drilling segment (3% of our revenues in 2009) currently operates nine drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well. We greatly increased our presence in this line of business through the Sledge Drilling acquisition in the second quarter of 2007.

Financial information about our segments is included in Note 15, Business Segment Information, of the Notes to Consolidated Financial Statements, included in Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Significant Market Position.  We maintain a significant market share for our well servicing operations in our core operating areas throughout Texas and a growing market share in the other markets that we serve. Our fleet of 405 well servicing rigs represents the third-largest fleet in the United States and the second largest in our geographic footprint, and our goal is to be one of the top two providers of well site services in each of our core operating areas. Our market position allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, completion and plugging and abandonment services.

Modern and Active Well Servicing Fleet.  We operate a modern and active fleet of well servicing rigs. We believe over 75% of the active U.S. well servicing rig fleet was built prior to 1985. Greater than 50% of our rigs at December 31, 2009 were either 2000 model year or newer, or have undergone major refurbishments during the last five years. Driven by our desire to maintain one of the most efficient, reliable and safest fleets in the industry, we took delivery of our final two newbuild well service rigs during 2009 as part of a 134-rig newbuild commitment which started in October 2004. In addition to our regular maintenance program, we have an established program to routinely monitor and evaluate the condition of our fleet. We selectively refurbish rigs and other assets to maintain the quality of our service and to provide a safe work environment for our personnel and have made major refurbishments on 73 of our rigs since the beginning of 2005. Since 2003, we have obtained annual independent reviews and evaluations of substantially all of our assets, which confirmed the location and condition of these assets.

Extensive Domestic Footprint in the Most Prolific Basins.  Our operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah and Montana. We operate in states that accounted for approximately 58% of the approximately 900,000 existing onshore oil and natural gas wells in the 48 contiguous states and approximately 82% of onshore oil production and 90% of onshore natural gas production in 2009. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. This extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts.

Diversified Service Offering for Further Revenue Growth.  We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 115 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Decentralized Management with Strong Corporate Infrastructure.  Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our nine regional or division managers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 30 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Below our nine regional or division managers, our area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

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

Expand Within Our Regional Markets.  We intend to continue strengthening our presence within our existing geographic footprint through internal growth and acquisitions of businesses with strong customer relationships, well-maintained equipment and experienced and skilled personnel. We typically enter into new markets through the acquisition of businesses with strong management teams that will allow us to expand within these markets. Management of acquired companies often remain with us and retain key positions within our organization, which enhances our attractiveness as an acquisition partner. We have a record of successfully implementing this strategy. During the past three years, we have made 14 acquisitions including:

2007

•	JetStar Consolidated Holdings, Inc., a pressure pumping company operating in our completion and remedial line of business;

•	Sledge Drilling Holding Corp., a contract drilling company operating in our contract drilling line of business; and

2008

•	Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively “Azurite”), a fluid service business operating in our Ark-La-Tex and Mid-Continent regions.

In 2009 there were no significant acquisitions.

Develop Additional Service Offerings Within the Well Servicing Market.  We intend to continue broadening the portfolio of services we provide to our clients by leveraging our well servicing infrastructure. A customer typically begins a new maintenance or workover project by securing access to a well servicing rig, which generally stays on site for the duration of the project. As a result, our rigs are often the first equipment to arrive at the well site and typically the last to leave, providing us the opportunity to offer our customers other complementary services. We believe the fragmented nature of the well servicing market creates an opportunity to sell more services to our core customers and to expand our total service offering within each of our markets. We have expanded our suite of services available to our customers and increased our opportunities to cross-sell new services to our core well servicing customers through acquisitions and internal growth. We expect to continue to develop or selectively acquire capabilities to provide additional services to expand and further strengthen our customer relationships.

Pursue Growth Through Selective Capital Deployment.  We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are thoroughly reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy and these decisions may involve a combination of asset acquisitions and the purchase of new equipment.

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the U.S., which in turn is affected by current and expected levels of oil and natural gas prices. As oil and natural gas prices increased from 2005 through the first half of 2008, oil and natural gas companies increased their drilling and workover activities. In the last part of 2008, oil and natural gas prices declined rapidly, resulting in decreased drilling and workover activities. During 2009, oil prices increased, which resulted in slight increases in drilling and workover activities in the oil-driven markets as the year progressed. However, natural gas prices continued to decline significantly through most of 2009 , which resulted in decreased activity in the natural gas-driven markets.

The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the EIA average wellhead price for natural gas since 2005. The December 2009 average wellhead price for natural gas was not available at the time this report was filed; therefore the average price through November 2009 was used:

	Cushing WTI Spot	Average Wellhead Price
Period	Oil Price ($/bbl)	Natural Gas ($/mcf)

1/1/05 — 12/31/05	56.64	7.51
1/1/06 — 12/31/06	66.05	6.42
1/1/07 — 12/31/07	72.34	6.38
1/1/08 — 12/31/08	99.67	8.07
1/1/09 — 12/31/09	61.65	3.65

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drives the increased demand for our services. Rising oil and natural gas prices from 2005 through the first half of 2008 and the corresponding increase in onshore oil exploration and production spending led to expanded drilling and well service activity, as the U.S. land-based drilling rig count increased approximately 4% during 2007. With the rapid decline in oil and natural gas prices in the second half of 2008 there was a decrease in the land-based drilling rig count of approximately 3% during 2008 and 31% during 2009, according to Baker Hughes. The decrease in oil and natural gas prices in recent months coupled with the buildup of drilling and workover rig counts in recent years is resulting in both lower utilization of those rigs and decreases in the rates being charged.

Exploration and production spending is generally categorized as either an operating expenditure or a capital expenditure. Activities designed to add hydrocarbon reserves are classified as capital expenditures, while those associated with maintaining or accelerating production are categorized as operating expenditures.

Capital expenditures by oil and natural gas companies tend to be relatively sensitive to volatility in oil or natural gas prices because project decisions are tied to a return on investment spanning a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for even a short period of time, capital expenditure projects are routinely deferred until prices return to an acceptable level.

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

Our business is influenced substantially by both operating and capital expenditures by oil and natural gas companies. Because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by oil and natural gas companies for the maintenance of existing wells are relatively stable and predictable. In contrast, capital expenditures by oil and natural gas companies for exploration and drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices.

Overview of Our Segments and Services

Well Servicing Segment

Our well servicing segment encompasses a full range of services performed with a mobile well servicing rig, also commonly referred to as a workover rig, and ancillary equipment. Our rigs and personnel provide the means for hoisting equipment and tools into and out of the well bore, and our well servicing equipment and capabilities also facilitate most other services performed on a well. Our well servicing segment services, which are performed to maintain and improve production throughout the productive life of an oil and natural gas well, include:

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

Our fleet included 405 well servicing rigs as of December 31, 2009, including 134 newbuilds since October 2004 and 73 rebuilds since the beginning of 2005. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, Arkansas, Utah and Montana. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. The majority of our well servicing segment consists of land-based equipment. We also own four inland well servicing barges. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2009. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. This capability is the limiting factor in our ability to provide services.

		Market Area
		Permian	Gulf	Ark-La-	Mid-	Rocky
Rig Type	Rated Capacity	Basin	Coast	Tex	Continent	Mountain	Stacked	Total

Swab	N/A	4	1	5	4	0	0	14
Light Duty	<90 tons	3	1	0	10	0	10	24
Medium Duty	≥90<125 tons	107	36	20	51	50	35	299
Heavy Duty	≥125 tons	28	4	4	3	8	9	56
24-Hour	≥125 tons	2	3	0	1	0	2	8
Inland Barge	≥125 tons	0	4	0	0	0	0	4

Total		144	49	29	69	58	56	405

We operate a total of 405 well servicing rigs, the third largest fleet in the United States. Based on their most recent publicly available information, Key Energy Services is our largest competitor with an estimated total of 743 domestic rigs and Nabors is the second largest with an estimated 592 domestic rigs. Our only other competitors operating more than 100 rigs are Complete Production Services with an estimated 267 domestic rigs and Forbes

Energy Services with an estimated 160 domestic rigs. Excluding the rigs operated by Nabors in California where we do not compete, we believe we have the second largest rig fleet in the United States.

The total number of rigs owned by us and the four other companies referenced above is approximately 2,167, or 70% of the available fleet owned by member companies of the AESC, the major trade association of well site service providers. The remaining 30% of the well servicing rigs are owned by more than 100 local and regional companies. The December 2009 monthly activity survey conducted by the AESC indicated that 53% of the rigs owned were active.

Maintenance.  Regular maintenance is generally required throughout the life of a well to sustain optimal levels of oil and natural gas production. We believe regular maintenance comprises the largest portion of our work in this business segment. We provide well service rigs, equipment and crews for these maintenance services. Maintenance services are often performed on a series of wells in proximity to each other. These services consist of routine mechanical repairs necessary to maintain production, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a natural gas well, and removing debris such as sand and paraffin from the well. Other services include pulling the rods, tubing, pumps and other downhole equipment out of the well bore to identify and repair a production problem. These downhole equipment failures are typically caused by the repetitive pumping action of an oil well. Corrosion, water cut, grade of oil, sand production and other factors can also result in frequent failures of downhole equipment.

The need for maintenance activity does not directly depend on the level of drilling activity, although it is somewhat impacted by short-term fluctuations in oil and natural gas prices. Demand for our maintenance services is affected by changes in the total number of producing oil and natural gas wells in our geographic service areas. Accordingly, maintenance services generally experience relatively stable demand.

Our regular well maintenance services involve relatively low-cost, short-duration jobs which are part of normal well operating costs. Demand for well maintenance is driven primarily by the production requirements of the local oil or natural gas fields and, to a lesser degree, the actual prices received for oil and natural gas. Well operators cannot delay all maintenance work without a significant impact on production. Operators may, however, choose to shut in producing wells temporarily when oil or natural gas prices are too low to justify additional expenditures, including maintenance.

Workover.  In addition to periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications called workovers, which are typically more complex and more time consuming than maintenance operations. Workover services include extensions of existing wells to drain new formations either through perforating the well casing to expose additional productive zones not previously produced, deepening well bores to new zones or the drilling of lateral well bores to improve reservoir drainage patterns. Our workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Workovers also include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. Most of our well servicing rigs are designed to perform complex workover operations. A workover may require a few days to several weeks and generally require additional auxiliary equipment. The demand for workover services is sensitive to oil and natural gas producers’ intermediate and long-term expectations for oil and natural gas prices. As oil and natural gas prices increase, the level of workover activity tends to increase as oil and natural gas producers seek to increase output by enhancing the efficiency of their wells.

New Well Completion.  New well completion services involve the preparation of newly drilled wells for production. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or natural gas to flow into the well bore, stimulating and testing these zones and installing the production string and other downhole equipment. We provide well service rigs to assist in this completion process. Newly drilled wells are frequently completed by well servicing rigs to minimize the use of higher cost drilling rigs in the completion process. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and generally requires additional auxiliary equipment. Accordingly, completion services require less well-to-well mobilization of equipment and generally provide higher operating margins than regular maintenance work. The demand for completion services is directly related to drilling activity levels, which are sensitive to expectations relating to and changes in oil and natural gas prices.

Plugging and Abandonment.  Well servicing rigs are also used in the process of permanently closing oil and natural gas wells no longer capable of producing in economic quantities. Plugging and abandonment work can be performed with a well servicing rig along with wireline and cementing equipment; however, this service is typically provided by companies that specialize in plugging and abandonment work. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and complying with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and natural gas pricing than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by other service companies.

Fluid Services Segment

Our fluid services segment provides oilfield fluid supply, transportation, storage and construction services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations. These services include:

•	transportation of fluids used in drilling and workover operations and of salt water produced as a by-product of oil and natural gas production;

•	sale and transportation of fresh and brine water used in drilling and workover activities;

•	rental of portable frac tanks and test tanks used to store fluids on well sites;

•	operation of company-owned fresh water and brine source wells and of non-hazardous wastewater disposal wells; and

•	preparation, construction and maintenance of access roads, drilling locations, and production facilities.

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2009:

	Market Area
	Rocky	Permian	Ark-La-	Gulf	Mid-
	Mountain	Basin	Tex	Coast	Continent	Total

Fluid Service Trucks	101	248	221	146	75	791
Salt Water Disposal Wells	0	21	25	8	11	65
Fresh/Brine Water Stations	0	36	0	2	0	38
Fluid Storage Tanks	267	534	1,129	273	213	2,416

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

As in our well servicing segment, our fluid services segment has a base level of business volume related to the regular maintenance of oil and natural gas wells. Most oil and natural gas fields produce residual salt water in conjunction with oil or natural gas. Fluid service trucks pick up this fluid from tank batteries at the well site and transport it to a salt water disposal well for injection. This regular maintenance work must be performed if a well is to remain active. Transportation and disposal of produced water is considered a low value service by most operators, and it is difficult for us to command a premium over rates charged by our competition. Our ability to outperform competitors in this segment depends on our ability to achieve significant economies relating to logistics — specifically, proximity between areas where salt water is produced and our company owned disposal wells. Ownership of disposal wells eliminates the need to pay third parties a fee for disposal. We operate salt water disposal wells in most of our markets.

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

Fluid Services.  We currently own and operate 791 fluid service trucks equipped with a fluid hauling capacity of up to 150 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

Salt Water Disposal Well Services.  We own disposal wells that are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes. Our transport trucks frequently transport fluids that are disposed of in these salt water disposal wells. The disposal wells have injection capacities ranging up to 3,500 barrels per day. Our salt water disposal wells are strategically located in close proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. In the states in which we operate, oil and natural gas wastes and salt water produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells permitting us to salvage residual crude oil, which is later sold for our account.

Fresh and Brine Water Stations.  Our network of fresh and brine water stations, particularly in the Permian Basin, where surface water is generally not available, is used to supply water necessary for the drilling and completion of oil and natural gas wells. Our strategic locations, in combination with our other fluid handling services, give us a competitive advantage over other service providers in those areas in which these other companies cannot provide these services.

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

Completion and Remedial Services Segment

Our completion and remedial services segment provides oil and natural gas operators with a package of services that include the following:

•	pressure pumping services, such as cementing, acidizing, fracturing, coiled tubing, nitrogen and pressure testing;

•	rental and fishing tools;

•	cased-hole wireline services; and

•	underbalanced drilling in low pressure and fluid sensitive reservoirs.

This segment currently operates 142 pressure pumping units, with approximately 139,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. As of December 31, 2009, we also operated 40 air compressor packages, including foam circulation units, for underbalanced drilling, 15 wireline units for cased-hole measurement and pipe recovery services and nine snubbing units.

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

A hydrocarbon reservoir is essentially an interval of rock that is saturated with oil and/or natural gas, usually in combination with water. Three primary factors determine the productivity of a well that intersects a hydrocarbon reservoir: porosity — the percentage of the reservoir volume represented by pore space in which the hydrocarbons reside, permeability — the natural propensity for the flow of hydrocarbons toward the well bore, and “skin” — the degree to which the portion of the reservoir in close proximity to the well bore has experienced reduced permeability as a result of exposure to drilling fluids or other contaminants. Well productivity can be increased by artificially improving either permeability or skin through stimulation methods.

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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2009:

	Market Area
				Rocky	Permian
	Ark-La-Tex	Mid-Continent	Gulf Coast	Mountain	Basin	Total

Pressure Pumping Units	21	118	0	3	0	142
Coiled Tubing Units	0	4	0	0	0	4
Air/Foam Packages	0	10	0	25	5	40
Wireline Units	0	15	0	0	0	15
Rental and Fishing Tool Stores	0	8	1	3	8	20
Snubbing Units	9	0	0	0	0	9

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

Underbalanced drilling services, unlike pressure pumping and wireline services, are not utilized universally throughout oil and natural gas operations. Underbalanced drilling is a technique that involves maintaining the pressure in a well at or slightly below that of the surrounding formation using air, nitrogen, mist, foam or lightweight drilling fluids instead of conventional drilling fluid. The most common method of reducing the weight of drilling fluid is to mix it with air as the fluid is pumped into the well. By varying the volume of air pumped with the fluid, the net hydrostatic pressure can be adjusted to the desired level. In extreme cases, air alone can be used to circulate rock cuttings from the well.

Contract Drilling Segment

Our contract drilling segment employs drilling rigs and related equipment to penetrate the earth to a desired depth and initiate production.

We own and operate nine land drilling rigs, which are currently deployed in the Permian Basin of Texas and New Mexico. A land drilling rig generally consists of engines, a drawworks, a mast, pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string, and related equipment. The engines power the different pieces of equipment, including a rotary table or top drives that turns the drill string, causing the drill bit to bore through the subsurface rock layers. These jobs are typically bid by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer. The demand for drilling services is highly dependent on the availability of new drilling locations available to well operators, as well as sensitivity to expectations relating to and changes in oil and natural gas prices.

Our drilling rig services grew significantly in April 2007 with the acquisition of Sledge Drilling, through which we acquired six drilling rigs.

Properties

Our principal executive offices are located at 500 W. Illinois, Suite 100, Midland, Texas 79701. We currently conduct our business from 115 area offices, 59 of which we own and 56 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 115 area offices, 71 are located in Texas, 11 are in Oklahoma, nine are in New Mexico, six are in Wyoming, four are in Colorado, four are in Louisiana, three are in North Dakota, two are in Montana, two are in Kansas, two are in Arkansas and one is in Utah.

Customers

We serve numerous major and independent oil and natural gas companies that are active in our core areas of operations. During 2009, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and natural gas companies. While we believe we could redeploy equipment in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed.

Operating Risks and Insurance

Our operations are subject to hazards inherent in the oil and natural gas industry, such as accidents, blowouts, explosions, craterings, fires and oil spills that can cause:

•	personal injury or loss of life;

•	damage to or destruction of property, equipment and the environment; and

•	suspension of operations.

In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in our being named as a defendant in lawsuits asserting large claims.

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. We believe our two largest competitors, Key Energy Services, Inc. and Nabors Well Services Co., combined own approximately 43% of the U.S. marketable well servicing rigs according to the most recent publicly available data including the Guiberson-AESC well service rig count. Both of these competitors are public companies or subsidiaries of public companies that operate in most of the large oil and natural gas producing regions in the U.S. These competitors have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, these companies market a large portion of their work to the major oil and natural gas companies.

We differentiate ourselves from our major competition by our operating philosophy. We operate a decentralized organization, where local management teams are largely responsible for sales and operations to develop stronger relationships with our customers at the field level. We target areas that are attractive to independent oil and natural gas operators who in our opinion tend to be more aggressive in spending, less focused on price and more likely to award work based on performance. With the major oil and natural gas companies divesting mature U.S. properties, we expect our target customers’ well population to grow over time through acquisition of properties formerly operated by major oil and natural gas companies. We concentrate on providing services to a diverse group of large and small independent oil and natural gas companies. These independents typically are relationship driven, make decisions at the local level and are willing to pay higher rates for services. We have been successful using this business model and believe it will enable us to continue to grow our business.

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

Environmental Regulation and Climate Change

Regulatory Matters, Including Climate Change

Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, commonly referred to as the “EPA,” issue regulations to implement and enforce these laws, which often require difficult and costly compliance measures. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose strict liability for environmental contamination, rendering a person liable for environmental damages and cleanup costs without regard to negligence or fault on the part of that person. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. We believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a materially adverse effect upon our capital expenditures, earnings or our competitive position.

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, without regard to fault, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, companies that incur liability frequently confront additional claims because it is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” generally does not regulate most wastes generated by the exploration and production of oil and natural gas because that act specifically excludes drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas from regulation as hazardous wastes. However, these wastes may be regulated by the EPA or state agencies as non-hazardous wastes as long as these wastes are not commingled with regulated hazardous wastes. Moreover, in the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents as well as wastes generated in the course of our providing well services may be regulated as hazardous waste under RCRA or hazardous substances under CERCLA.

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

The federal Clean Water Act and the federal Oil Pollution Act of 1990, which contains numerous requirements relating to the prevention of and response to oil spills into waters of the United States, require some owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” relating to the possible discharge of oil into surface waters. In the course of our ongoing operations, we recently updated and implemented SPCC plans for several of our facilities. We believe we are in substantial compliance with these regulations.

Our underground injection operations are subject to the federal Safe Drinking Water Act, as well as analogous state and local laws and regulations. Under Part C of the Safe Drinking Water Act, the EPA established the Underground Injection Control program, which established the minimum program requirements for state and local programs regulating underground injection activities. The Underground Injection Control program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities, as well as a prohibition against the migration of fluid containing any contaminant into underground sources of drinking water. The substantial majority of our saltwater disposal wells are located in the State of Texas and regulated by the Texas Railroad Commission, also known as the “RRC.” We also operate salt water disposal wells in Oklahoma and Wyoming and are subject to similar regulatory controls in those states. Regulations in these states require us to obtain a permit from the applicable regulatory agencies to operate each of our underground injection wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

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

In response to certain scientific studies suggesting that emissions of certain gases, commonly referred to as “greenhouse gases” and including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic changes, the U.S. Congress has been actively considering legislation to reduce such emissions. On June 26, 2009, the U.S. House of Representatives passed the American Clean Energy and Security Act of 2009 (“ACESA”), which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of “greenhouse gases” including carbon dioxide and methane that may contribute to warming of the Earth’s atmosphere and other climatic changes. ACESA would require a 17 percent reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and President Obama has indicated his support of legislation to reduce greenhouse gas emissions through an emission allowance system. Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, any future federal laws or implementing regulations that may be adopted to address greenhouse gas emissions could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas and the related demand for our services.

In addition, on December 7, 2009, the EPA announced its finding that emissions of greenhouse gases presented an endangerment to human health and the environment. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the federal Clean Air Act (“CAA”). In late September 2009, the EPA proposed two sets of regulations in anticipation of finalizing its endangerment finding that would require a reduction in emissions of greenhouse gases from motor vehicles and, also, could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on September 22, 2009, the EPA issued a final rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. Although these initial regulations may not require material reporting for our equipment and facilities, additional EPA regulations expected to be adopted in 2010 could require reporting of greenhouse gas emissions for our equipment and facilities, possibly beginning in 2012 for emissions occurring in 2011.

The adoption and implementation of any regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur increased operating costs or could adversely affect demand for crude oil and natural gas and the related demand for our services. The potential increase in the costs of our operations could include additional costs to operate and maintain our equipment and facilities, install new emission controls on our equipment and facilities, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our services, any recovery of such costs is uncertain.

Even if such legislation is not adopted at the national level, more than one-third of the states have begun taking actions to control and/or reduce emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs. Although most of the state-level initiatives have to date focused on large sources of greenhouse gas emissions, such as coal-fired electric plants, it is possible that smaller sources of emissions could become subject to greenhouse gas emission limitations or allowance purchase requirements in the future. Any one of these climate change regulatory and legislative initiatives could have a material adverse effect on our business, financial condition and results of operations.

Other Potential Impacts of Climate Change

Over the last hundred years or so, the instrumental temperature record has evidenced a general increase in global mean temperature. As a result, certain public advocacy groups attribute this rise to a phenomenon termed “global warming.” Proponents of this theory argue that man-made greenhouse gases have produced observable changes in the environment such as shrinkage of the Arctic ice caps, releases of terrestrial carbon from permafrost regions and increases in sea level. In addition, these individuals believe that global warming will result in a continued increase in global average temperatures over the course of this century, with a probable increase in the frequency of extreme weather events, and changes in rainfall patterns. Based on computer models promoted by these groups, certain areas of the globe might benefit from such changes, while other areas would experience costs. Severe global climate change would likely result in reduced diversity of ecosystems and the extinction of certain species.

There is considerable debate in public and private forums as to whether global warming is actually occurring and, if it is, its consequences. However, if global warming is occurring, it may have an impact on our operations. For example, our operations that depend on our ability to conduct services in the field may be subject to more frequent severe weather events. Unfortunately, there is currently no public consensus regarding global warming and the scientific community is divided on the subject. We are providing this disclosure regarding the potential physical effects of global warming based on publicly available information and opinions on the matter. As a commercial enterprise, we are not in a position to validate or repudiate the existence of global warming.

Employees

As of December 31, 2009, we employed approximately 3,800 people, with approximately 81% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

Risks Relating to Our Business

Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business has been, and may continue to be, adversely affected by industry and financial market conditions that are beyond our control.

We depend on our customers’ willingness to make operating and capital expenditures to explore, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.

Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil and natural gas producing countries and merger and divestiture activity among oil and gas producers. The volatility of the oil and natural gas industry and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.

Deterioration in the global economic environment has caused the oilfield services industry to cycle into a downturn, and the rate at which it may continue to slow, or return to former levels, is uncertain. Adverse changes in capital markets and declines in prices for oil and natural gas have caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and natural gas producers to make additional reductions to capital budgets in the future even if commodity prices increase from current levels. These cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

If oil and natural gas prices remain volatile, remain low or decline further it could have an adverse effect on the demand for our services.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related general production spending and level of drilling activity in the areas in which we have operations. Volatility or weakness in oil and natural gas prices (or the perception that oil and natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment. Continued low oil and natural gas prices, a further decline in oil and natural gas prices or a reduction in drilling activities could materially and adversely affect the demand for our services and our results of operations.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $72.34, $99.67 and $61.65 per barrel in 2007, 2008 and 2009, respectively, and the average wellhead price for natural gas, as recorded by the EIA, was $6.38, $8.07 and $3.65 per mcf for 2007, 2008 and 2009, respectively. The December 2009 average wellhead price for natural gas was not available at the time this report was filed; therefore the average price through November 2009 was used.

We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures our business may be adversely affected.

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2008, we invested approximately $91.9 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2009, we invested approximately $43.4 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. We repaid and terminated our senior credit facility during 2009 and do not currently have a credit facility. These significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures and acquisitions, take advantage of business opportunities or respond to competitive pressures, it could materially adversely affect our results of operations, financial condition and growth. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. Adverse changes in the capital markets could make it difficult to obtain capital or obtain it at attractive rates.

Competition within the well services industry may adversely affect our ability to market our services.

The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions have lowered demand for well servicing rigs, which resulted in excess equipment and lower utilization rates during 2009. If the adverse market conditions persist, utilization rates may go even lower.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our customers consist primarily of major and independent oil and natural gas companies. During 2008 and 2009, our top five customers accounted for 18% and 23%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We may also be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under the indentures governing our 7.125% Senior Notes due 2016 and 11.625% Senior Secured Notes due 2014.

Changes in future market conditions could cause recorded goodwill to become impaired, resulting in substantial write-downs that would reduce our operating income.

We have actively pursued the acquisition of other businesses. These investments are made after careful analysis and due diligence of the potential business. After the acquisitions are made, unforeseen market conditions could arise which adversely affect the anticipated cash flows from the acquired businesses. Goodwill accounts for less than 1% of our total assets. We evaluate goodwill amounts for impairment annually, or more often if conditions require. The annual impairment test is based on several factors requiring judgment. Primarily, a significant decrease in expected cash flows or an adverse change in equity market conditions may indicate potential impairment of recorded goodwill. Due to changes in the above mentioned factors, we recognized a $204.0 million impairment of goodwill in 2009. If the current economic conditions decline further, we may be required to recognize a goodwill impairment in future periods.

Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could adversely affect our business.

We may not be able to find enough skilled labor to meet our needs, which could limit our growth. Our business activity historically decreases or increases with the price of oil and natural gas. We may have problems finding enough skilled and unskilled laborers in the future if the demand for our services increases. If we are not able to increase our service rates sufficiently to compensate for wage rate increases, our operating results may be adversely affected.

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

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

•	personal injury or loss of life;

•	damage to or destruction of property, equipment and the environment; and

•	suspension of operations.

The occurrence of a significant event or adverse claim in excess of the insurance coverage that we maintain or that is not covered by insurance could have a material adverse effect on our financial condition and results of operations. In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. Litigation arising from a catastrophic occurrence at a location where our equipment and services are being used may result in our being named as a defendant in lawsuits asserting large claims.

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

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and could limit well servicing opportunities. Some environmental laws and regulations may impose strict liability, which means that in some situations we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition.

Climate change regulation is one area of potential future environmental law development. Studies have suggested that emissions of certain gases, commonly referred to as “greenhouse gases,” may be contributing to warming of the Earth’s atmosphere. Methane, a primary component of natural gas, and carbon dioxide, a byproduct of the burning of natural gas, are examples of greenhouse gases. The U.S. Congress is considering legislation to reduce emissions of greenhouse gases. In addition, at least nine states in the Northeast and five states in the West have developed initiatives to regulate emissions of greenhouse gases, primarily through the planned development of greenhouse gas emission inventories and/or regional greenhouse gas cap and trade programs.

On December 7, 2009, the EPA announced its findings that emissions of “greenhouse gases” present an endangerment to human health and the environment. These findings by the EPA allow the agency to proceed with the adoption and implementation of regulations that would restrict emissions of greenhouse gases under existing provisions of the CAA. In late September 2009, the EPA proposed two sets of CAA regulations in anticipation of finalizing its endangerment findings that would require a reduction in emissions of greenhouse gases from motor vehicles and, also, could trigger permit review for greenhouse gas emissions from certain stationary sources. In addition, on September 22, 2009, the EPA issued a final CAA rule requiring the reporting of greenhouse gas emissions from specified large greenhouse gas emission sources in the United States beginning in 2011 for emissions occurring in 2010. Although these initial regulations may not require material reporting for our equipment and facilities, additional EPA regulations expected to be adopted in 2010 could require reporting of greenhouse gas emissions for our equipment and facilities, possibly beginning in 2012 for emissions occurring in 2011.

Also, on June 26, 2009, the U.S. House of Representatives passed ACESA, which would establish an economy-wide cap-and-trade program to reduce U.S. emissions of “greenhouse gases.” ACESA would require a 17 percent reduction in greenhouse gas emissions from 2005 levels by 2020 and just over an 80 percent reduction of such emissions by 2050. Under this legislation, the EPA would issue a capped and steadily declining number of tradable emissions allowances to certain major sources of greenhouse gas emissions so that such sources could continue to emit greenhouse gases into the atmosphere. These allowances would be expected to escalate significantly in cost over time. The net effect of ACESA would be to impose increasing costs on the combustion of carbon-based fuels such as oil, refined petroleum products, and natural gas. The U.S. Senate has begun work on its own legislation for restricting domestic greenhouse gas emissions and the Obama Administration has indicated its support of legislation to reduce greenhouse gas emissions through an emission allowance system.

Although it is not possible at this time to predict when the Senate may act on climate change legislation or how any bill passed by the Senate would be reconciled with ACESA, the adoption and implementation of any CAA regulations, and any future federal, state or local laws or implementing regulations that may be adopted to address greenhouse gas emissions, could require us to incur increased operating costs and could adversely affect demand for crude oil and natural gas and our services. The potential increase in the costs of our operations could include additional costs to operate and maintain our equipment and facilities, install new emission controls on our equipment or facilities, measure and report our emissions, acquire allowances to authorize our greenhouse gas emissions, pay any taxes related to our greenhouse gas emissions and administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our services, any recovery of such costs is uncertain.

Global warming, if occurring, may also impact our operations directly, including through severe weather and, potentially, reduce demand for oil and natural gas and our services.

Please read “Business — Environmental Regulation” for more information on the environmental laws and government regulations that are applicable to us.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2009, our total debt was $513.2 million, including the aggregate principal amount due under our 7.125% Senior Notes due 2016 of $225.0 million, the aggregate principal amount due under our 11.625% Senior Secured Notes due 2014 of $225.0 million and capital lease obligations in the aggregate amount of $63.2 million. For the year ended December 31, 2009, we made cash interest payments totaling $21.4 million.

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

If we are unable to generate sufficient cash flow or are otherwise unable to obtain the funds required to make principal and interest payments on our indebtedness, or if we otherwise fail to comply with the various covenants in instruments governing any existing or future indebtedness, we could be in default under the terms of such instruments. In the event of a default, the holders of our indebtedness could elect to declare all the funds borrowed under those instruments to be due and payable together with accrued and unpaid interest, secured lenders could foreclose on any of our assets securing their loans and we or one or more of our subsidiaries could be forced into bankruptcy or liquidation. If our indebtedness is accelerated, or we enter into bankruptcy, we may be unable to pay all of our indebtedness in full. Any of the foregoing consequences could restrict our ability to grow our business and cause the value of our common stock to decline.

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

The indentures governing our 7.125% Senior Notes due 2016 and our 11.625% Senior Secured Notes due 2014 include, and we expect future credit facilities may include, limitations on our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfers of assets without the lenders’ consent; and

•	limitations on dividends and distributions.

In addition, a future credit facility could require us to maintain certain financial ratios and to satisfy certain financial conditions, several of which could become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under any such credit facility. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of indebtedness could result in a default under or acceleration of other indebtedness with cross-default or cross-acceleration provisions. For example, a default under or acceleration of our Senior Notes or Senior Secured Notes could result in a cross-default under or cross-acceleration of the other series of notes. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under a future credit facility or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions.

One of our directors may have a conflict of interest because he is also currently a managing partner of a private equity firm that makes investments in the energy sector. The resolution of any conflict of interest may not be in our or our stockholders’ best interests.

Steven A. Webster, the Chairman of our Board of Directors, is the Co-Managing Partner of Avista Capital Holdings, L.P., a private equity firm that makes investments in the energy sector. This relationship may create a conflict of interest because of his responsibilities to Avista and its owners. His duties as a partner in, or director or officer of, Avista or its affiliates may conflict with his duties as a director of our company regarding corporate opportunities and other matters. The resolution of any such conflict may not always be in our or our stockholders’ best interest.

Risks Relating to Our Relationship with DLJ Merchant Banking

Affiliates of DLJ Merchant Banking will have a substantial influence on the outcome of stockholder voting and may exercise this voting power in a manner that may not be in the best interest of our other stockholders.

As of February 22, 2010, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse, a Swiss Bank, and Credit Suisse Securities (USA) LLC, beneficially owned approximately 44.4% of our outstanding common stock. Accordingly, DLJ Merchant Banking is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of DLJ Merchant Banking may differ from those of our other stockholders, and DLJ Merchant Banking may vote its common stock in a manner that may adversely affect our other stockholders.

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

ITEM 4.	[RESERVED]

Executive Officers of the Registrant

Our executive officers as of December 31, 2009 and their respective ages and positions are as follows:

Name	Age	Position

Kenneth V. Huseman	57	President, Chief Executive Officer and Director
Alan Krenek	54	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
T.M. “Roe” Patterson	35	Senior Vice President — Rig and Truck Operations
James F. Newman	45	Group Vice President — Completion and Remedial Services
Stephen J. McCoy	54	Vice President — Contract Drilling
Douglas B. Rogers	46	Vice President — Marketing
James E. Tyner	59	Vice President — Human Resources

Set forth below is the description of the backgrounds of our executive officers.

Kenneth V. Huseman (President — Chief Executive Officer and Director) has 31 years of well servicing experience. He has been our President and Chief Executive Officer and a Director since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1978 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States, including drilling operations in Alaska. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 22 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. From October 2002 to January 2005, he served as Vice President and Controller of Fleetwood Retail Corp., a subsidiary in the manufactured housing division of Fleetwood Enterprises, Inc. He worked in various financial management positions at Pool Energy Services Co. from 1980 to 1993 and at Noble Corporation from 1993 to 1995. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a certified public accountant.

T. M. “Roe” Patterson (Senior Vice President — Rig and Truck Operations) has 15 years of related industry experience. He has been our Senior Vice President of Rig and Truck operations since September 2008, and has been the Vice President of various different groups within Basic since February 2006. Prior to joining us, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

James F. Newman (Group Vice President — Completion and Remedial Services) has 25 years of related industry experience and has been our Group Vice President of Completion and Remedial Services since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Professional Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

Stephen J. McCoy (Vice President — Contract Drilling) has 34 years of related industry experience. Mr. McCoy has served as our Vice President — Contract Drilling since February 2009 after serving as our Vice President — Contracts since joining the company in June 2008. Prior to joining us, he was the Chief Operating Officer of H&M Resources from August 2007 to June 2008 and handled various operating duties in drilling and operating wells in the Permian Basin. He served as Vice President of Marketing for Patterson-UTI over their Permian Basin Division and in other various capacities from November 1996 until July of 2007 after Patterson Drilling purchased Gene Sledge Drilling Company. Mr. McCoy started with the Western Company in January 1978 before joining Cactus Drilling Corporation as a Contract Representative in October 1978 until May 1991. He joined Ranchland Rental Tools as Vice President of Marketing in 1991 and worked there through the mergers of Triumph Tools and Total Energy and then as District Manager for Enterra’s drilling tool division until joining Nabors Drilling as a Contracts Manager in January 1996. Mr. McCoy graduated with a B.B.A. degree in Business Management from Texas Tech University.

Douglas B. Rogers (Vice President — Marketing) has 27 years of related industry experience. He joined Basic in 2007 and serves as Vice President Marketing after serving as Vice President Contracts for the Drilling Division. Mr. Rogers was Vice President Rocky Mountain Division for Patterson-UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson-UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.

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

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS.” The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2008 and 2009, respectively:

	High	Low

2008:
First Quarter	$22.39	$17.95
Second Quarter	$32.82	$22.61
Third Quarter	$31.25	$20.36
Fourth Quarter	$19.87	$8.04
2009:
First Quarter	$14.94	$5.45
Second Quarter	$12.79	$6.53
Third Quarter	$9.68	$6.15
Fourth Quarter	$9.40	$6.59

As of February 22, 2010, we had 40,654,989 shares of common stock outstanding held by approximately 282 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2009:

Number of
	Number of		Securities
	Securities to be	Weighted	Remaining
	Issued upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
Plan Category	Options	Options	Compensation Plans

Equity compensation plans approved by security holders(1)	1,480,925	$11.37	2,143,551
Equity compensation plans not approved by security holders	—	—	—

Total	1,480,925	$11.37	2,143,551

(1)	Consists of the Basic Energy Services, Inc. Fourth Amended and Restated 2003 Incentive Plan (as amended effective May 26, 2009).

Issuer Purchases of Equity Securities

On October 13, 2008, Basic announced that its Board of Directors had authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009. As of September 30, 2009 and December 31, 2009, approximately $35.2 million remained authorized for purchase under this program.

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2009 (dollars in thousands, except average price paid per share):

				Approximate Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased(1)	per Share	Announced Program	Program

October 1, 2009 — October 31, 2009	439	$8.96	0	$0
November 1, 2009 — November 30, 2009	0	$0.00	0	$0
December 1, 2009 — December 31, 2009	1,078	$7.36	0	$0
Total	1,517	$7.82	0	$0

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

Performance Graph

The following is a line graph comparing cumulative, total shareholder return from December 9, 2005 (the date of first trading) through December 31, 2009 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Complete Production Services, Inc., Tetra Technologies, Inc., and Pioneer Drilling Company.

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

December 9, 2005 to December 31, 2009

Value of $100 Invested December 9, 2005 at December 30, 2005, December 29, 2006, December 31, 2007, December 31, 2008, and December 31, 2009

	Basic Energy	Peer
	Services	Group	Russell 2000
December 9, 2005	$100.00	$100.00	$100.00
December 30, 2005	$92.79	$97.03	$98.43
December 29, 2006	$114.65	$108.25	$114.36
December 31, 2007	$102.09	$85.52	$111.22
December 31, 2008	$60.65	$32.87	$72.51
December 31, 2009	$41.40	$58.29	$90.80

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

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Well servicing	$160,614	$343,113	$342,697	$323,755	$221,993
Fluid services	214,822	315,768	259,324	245,011	177,927
Completion and remedial services	134,818	304,326	240,692	154,412	59,832
Contract drilling	16,373	41,735	34,460	6,970	—

Total revenues	526,627	1,004,942	877,173	730,148	459,752

Expenses:
Well servicing	121,618	215,243	205,132	178,028	137,392
Fluid services	159,079	203,205	165,327	153,445	114,551
Completion and remedial services	95,287	165,574	125,948	74,981	30,900
Contract drilling	13,604	28,629	22,510	8,400	—
General and administration(a)	104,253	115,319	99,042	81,318	55,411
Depreciation and amortization	132,520	118,607	93,048	62,087	37,072
Loss (gain) on disposal of assets	2,650	76	477	277	(222)
Goodwill impairment	204,014	22,522	—	—	—

Total expenses	833,025	869,175	711,484	558,536	375,104

Operating income	(306,398)	135,767	165,689	171,612	84,648
Net interest expense	(32,386)	(24,630)	(25,136)	(15,504)	(12,660)
Gain (loss) on early extinguishment of debt	(3,481)	—	(230)	(2,705)	(627)
Other income (expense)	1,198	12,235	176	169	220

Income (loss) from continuing operations before income taxes	(341,067)	123,372	140,499	153,572	71,581
Income tax (expense) benefit	87,529	(55,134)	(52,766)	(54,742)	(26,800)

Net income (loss)	(253,538)	68,238	87,733	98,830	44,781

Net income (loss) available to common stockholders	$(253,538)	$68,238	$87,733	$98,830	$44,781

Basic earnings (loss) per share of common stock:	$(6.39)	$1.67	$2.19	$2.87	$1.57

Diluted earnings (loss) per share of common stock:	$(6.39)	$1.64	$2.13	$2.56	$1.35

	Year Ended December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands, except per share data)

Other Financial Data:
Cash flows from operating activities	$89,205	$212,827	$198,591	$145,678	$99,189
Cash flows from investing activities	(62,864)	(197,302)	(294,103)	(241,351)	(107,679)
Cash flows from financing activities	(12,119)	3,669	136,088	114,193	21,188
Capital expenditures:
Acquistions, net of cash acquired	7,816	110,913	199,673	135,568	25,378
Property and equipment	43,367	91,890	98,536	104,574	83,095

(a)	Includes approximately $5,152, $4,149, $3,964, $3,429, and $2,890, of non-cash stock compensation expense for the years ended December 31, 2009, 2008, 2007, 2006, and 2005, respectively.

	As of December 31,
	2009	2008	2007	2006	2005
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$125,357	$111,135	$91,941	$51,365	$32,845
Property and equipment, net	666,642	740,879	636,924	475,431	309,075
Total assets	1,039,541	1,310,711	1,143,609	796,260	496,957
Long-term debt	475,845	454,260	406,306	250,742	119,241
Stockholders’ equity	340,149	595,004	524,821	379,250	258,575

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 32 separate acquisitions from January 1, 2005 to December 31, 2009. Our weighted average number of well servicing rigs increased from 305 in 2005 to 410 in the fourth quarter of 2009, and our weighted average number of fluid service trucks increased from 455 to 794 in the same period. We added 98 trucks through the acquisition of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, LP (collectively “Azurite”) in the third quarter of 2008. We significantly increased our completion and remedial services segment, principally through the acquisition of JetStar Consolidated Holdings, Inc. in the first quarter of 2007. Our weighted average number of drilling rigs increased from three in the first quarter of 2007 to nine in the fourth quarter of 2009, principally through the acquisition of Sledge Drilling Holding Corp. in the second quarter of 2007. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

We revised our business segments beginning in the first quarter of 2008, and in connection therewith, restated the corresponding items of segment information for earlier periods. Our current operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. The Well Site Construction Services is consolidated with our Fluid Services segment.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2009		2008		2007

Revenues:
Well servicing	$160.6	30%	$343.1	34%	$342.7	39%
Fluid services	$214.8	41%	315.8	32%	259.3	29%
Completion and remedial services	$134.8	26%	304.3	30%	240.7	28%
Contract drilling	$16.4	3%	41.7	4%	34.5	4%

Total revenues	$526.6	100%	$1,004.9	100%	$877.2	100%

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity, could adversely impact the level of drilling and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services. In addition, the discovery rate of new oil and natural gas reserves in our market areas also may have an impact on our business, even in an environment of stronger oil and natural gas prices. For a more comprehensive discussion of our industry trends, see “General Industry Overview” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

We derive a majority of our revenues from services supporting production from existing oil and natural gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and natural gas price environments, as ongoing maintenance spending is required to sustain production. As oil and natural gas prices reach higher levels, demand for all of our services generally increases as our customers engage in more well servicing activities relating to existing wells to maintain or increase oil and natural gas production from those wells. Because our services are required to support drilling and workover activities, our revenues will vary based on changes in capital spending by our customers as oil and natural gas prices increase or decrease.

In 2007, natural gas prices declined as an excess supply of natural gas began to occur, mainly due to moderate U.S. weather patterns. Utilization for our services declined from 2006 levels as drilling activity flattened or declined in several of our markets and new equipment entered the marketplace balancing supply and demand for our services. However, pricing for our services improved in 2007 from 2006, mainly reflecting continued increases in labor costs, and offset a portion the effect of the lower utilization of our services on our total revenues. By the middle of 2008, oil and natural gas prices reached historic highs. However, in the second half of 2008 there were significant decreases in oil and natural gas prices, which caused significantly lower utilization of our services in the fourth quarter of 2008. In 2009 natural gas prices continued to decline from prices experienced in the fourth quarter of 2008 while oil prices increased over the same period. This resulted in lower demand for our services and increased price competition during 2009. We expect oil prices in 2010 to remain above levels necessary to support increased capital spending programs for workover and drilling programs as well as routine maintenance. We believe that the outlook for natural gas prices in 2010 will continue to be uncertain, which will cause our customers to remain cautious in their spending until natural gas prices gain strength and stability. We expect that the supply of available equipment combined with higher demand from our customers will cause utilization of our services to increase throughout 2010. While we expect increases in demand for our services, we do not anticipate improvements in our rate structure until after the first half of 2010.

We will continue to evaluate opportunities to grow our business through selective acquisitions and internal growth initiatives. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention.

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

Recent Strategic Acquisitions and Expansions

During the period from 2007 through 2009, we grew significantly through acquisitions and capital expenditures. During 2007, we completed eight acquisitions, of which JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. were considered significant. During 2008, we completed five acquisitions, of which Azurite was considered significant. During 2009, we completed one acquisition, which was not considered significant.

We discuss the aggregate purchase prices and related financing issues below in “Liquidity and Capital Resources” and present the pro forma effects of the acquisition of JetStar Consolidated Holdings, Inc., Sledge Drilling Holding Corp., and Azurite in Note 3 of our historical consolidated financial statements included in this report.

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

Segment Overview

Well Servicing

In 2009, our well servicing segment represented 30% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

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

Our well servicing rig fleet increased from a weighted average number of 364 rigs in the first quarter of 2007 to 410 in the fourth quarter of 2009 through a combination of newbuild purchases, acquisitions, and other individual equipment purchases.

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2007, 2008, and 2009:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %

2007:
First Quarter	364	210,800	81.0%	$411	$174	42.2%
Second Quarter	371	207,700	78.3%	$415	$163	39.5%
Third Quarter	383	212,100	77.7%	$414	$166	40.0%
Fourth Quarter	386	200,600	72.7%	$409	$159	38.8%
Full Year	376	831,200	77.3%	$412	$166	40.1%
2008:
First Quarter	392	202,500	72.2%	$398	$158	39.8%
Second Quarter	403	222,300	77.1%	$400	$152	37.9%
Third Quarter	412	233,000	79.1%	$418	$156	37.3%
Fourth Quarter	414	182,400	61.6%	$418	$141	33.8%
Full Year	405	840,200	72.5%	$408	$152	37.3%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24.4%
Second Quarter	414	110,500	37.3%	$329	$78	23.6%
Third Quarter	414	122,900	41.5%	$313	$76	24.4%
Fourth Quarter	410	119,500	40.8%	$309	$77	24.7%
Full Year	413	485,200	41.1%	$331	$80	24.3%

We gauge activity levels in our well servicing rig operations based on rig utilization rate, revenue per rig hour and profits per rig hour.

Fluid Services

In 2009, our fluid services segment represented 41% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site constructions services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2007, 2008, and 2009 (dollars in thousands):

			Segment
	Weighted		Profits
	Average		Per
	Number of	Revenue Per	Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits %

2007:
First Quarter	652	$98	$37	37.5%
Second Quarter	657	$96	$35	36.1%
Third Quarter	653	$97	$35	35.7%
Fourth Quarter	656	$104	$37	35.7%
Full Year	655	$396	$144	36.2%
2008:
First Quarter	644	$111	$39	35.0%
Second Quarter	663	$109	$36	33.1%
Third Quarter	683	$121	$43	35.8%
Fourth Quarter	804	$111	$42	38.1%
Full Year	699	$452	$161	35.6%
2009:
First Quarter	814	$80	$25	31.4%
Second Quarter	808	$61	$17	27.9%
Third Quarter	805	$62	$14	22.7%
Fourth Quarter	794	$64	$13	20.3%
Full Year	805	$267	$69	26.0%

We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.

Completion and Remedial Services

In 2009, our completion and remedial services segment represented 26% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, rental and fishing tool operations, cased-hole wireline services, snubbing and underbalanced drilling.

Our pressure pumping operations concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. On March 6, 2007, we acquired all of the outstanding capital stock of JetStar Consolidated Holdings, Inc. This acquisition allowed us to enter into the southwest Kansas market and increased our presence in North Texas. Our total hydraulic horsepower capacity for our pressure pumping operations was approximately 139,000 horsepower at December 31, 2009 and December 31, 2008 compared to 120,000 horsepower at December 31, 2007.

We entered the rental and fishing tool business through our $58.5 million acquisition of G&L Tool, Ltd. in the first quarter of 2006. This acquisition consisted of 16 rental and fishing tool stores in the North Texas, West Texas, and Oklahoma markets. We have since further expanded this business line with several acquisitions and had 20 rental and fishing tool stores as of December 31, 2009.

We entered the wireline business in 2004 with our acquisition of AWS Wireline, a regional firm based in North Texas. We entered the underbalanced drilling services business in 2004 through our acquisition of Energy Air Drilling Services, a business operating in northwest New Mexico and the western slope of Colorado markets. We entered the snubbing business in 2009 with the acquisition of Team Snubbing Services, which operated in Arkansas. For a description of our wireline and underbalanced drilling services, please read “Overview of Our Segments and

Services — Completion and Remedial Services Segment” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

In this segment, we generally derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are generally based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During periods of decreased spending by oil and natural gas companies, we may be required to discount our rates to remain competitive, which would cause lower segment profits.

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2007, 2008, and 2009 (dollars in thousands):

		Segment
	Revenues	Profits %

2007:
First Quarter	$46,137	49.9%
Second Quarter	$63,735	47.6%
Third Quarter	$66,304	47.6%
Fourth Quarter	$64,515	46.2%
Full Year	$240,692	47.7%
2008:
First Quarter	$68,458	47.7%
Second Quarter	$79,579	46.4%
Third Quarter	$85,541	45.3%
Fourth Quarter	$70,748	43.0%
Full Year	$304,326	45.6%
2009:
First Quarter	$37,259	30.5%
Second Quarter	$29,373	26.9%
Third Quarter	$32,592	29.1%
Fourth Quarter	$35,594	30.3%
Full Year	$134,818	29.3%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.

Contract Drilling

In 2009, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a daywork daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig.

Our contract drilling rig fleet grew from three during the first quarter of 2007 to nine by the fourth quarter of 2009, due to the Sledge acquisition in April 2007.

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2007, 2008, and 2009 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits (Loss)	Segment
	Rigs	Days	Per Day	Per Day	Profits %

2007:
First Quarter	3	168	$11,500	$(5,200)	—44.9%
Second Quarter	8	594	$17,200	$6,900	39.5%
Third Quarter	9	723	$15,700	$6,700	42.4%
Fourth Quarter	10	748	$14,600	$5,300	36.3%
Full Year	8	2,233	$15,400	$5,400	34.7%
2008:
First Quarter	9	645	$14,700	$3,800	25.7%
Second Quarter	9	699	$14,800	$4,000	27.2%
Third Quarter	9	767	$15,600	$5,600	35.6%
Fourth Quarter	9	666	$14,900	$5,400	36.2%
Full Year	9	2,777	$15,000	$4,700	31.4%
2009:
First Quarter	9	248	$14,700	$1,500	10.1%
Second Quarter	9	314	$12,700	$2,100	16.3%
Third Quarter	9	391	$10,600	$2,200	20.4%
Fourth Quarter	9	417	$11,000	$2,200	19.7%
Full Year	9	1,370	$12,000	$2,000	16.9%

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

Impairment of Property and Equipment.  Our analysis for potential impairment of property and equipment requires us to estimate undiscounted future cash flows. Actual impairment charges are recorded using an estimate of discounted future cash flows. The determination of future cash flows requires us to estimate rates and utilization in future periods and such estimates can change based on market conditions, technological advances in industry or changes in regulations governing the industry. We analyze the potential impairment of property and equipment annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the assets have decreased below the carrying value.

Impairment of Goodwill.  Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A two-step process is required for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

We performed an assessment of goodwill as of March 31, 2009. A “triggering event” requiring this assessment was deemed to have occurred because the oil and natural gas services industry continued to decline in the first quarter of 2009 and our common stock price declined by 50% from December 31, 2008 to March 31, 2009. For Step One of the impairment testing, we tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. Our contract drilling reporting unit does not carry any goodwill and was not subject to the test.

To estimate the fair value of the reporting units, we used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of a business unit. We weighted the discounted cash flow method 85% and public company guideline method 15%, due to differences between our reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with our capitalization. The measurement date for our common stock price and market capitalization was the closing price on March 31, 2009.

Based on the results of Step One of the impairment test, impairment was indicated in all three of the assessed reporting units. As such, we were required to perform Step Two assessment on all three of the reporting units. Step Two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective unit. This assessment indicated that $204.1 million was considered impaired as of March 31, 2009. This non-cash charge eliminated all of our existing goodwill as of March 31, 2009.

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

Stock-Based Compensation.  We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We account for stock option and restricted stock awards in 2007, 2008 and 2009 using a fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Asset Retirement Obligations.  We record the fair value of an asset retirement obligation as a liability in the period in which we incur a legal obligation associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset, depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlement of obligations.

Results of Operations

The results of operations between periods will not be comparable, primarily due to the significant decline in the oil and natural gas industry throughout 2009.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Revenues.  Revenues decreased by 48% to $526.6 million in 2009 from $1.0 billion in 2008. This decrease was primarily due to lower expenditures by our customers for our services and increased price competition from our competitors due to the decline in oil and natural gas prices.

Well servicing revenues decreased by 53% to $160.6 million in 2009 compared to $343.1 million in 2008. This decrease was due to the decrease in rig utilization to 41% during 2009 from 73% during 2008, along with a decrease in revenue per rig hour to $331 during 2009 from $408 during 2008. These declines were due to decreased expenditures by our customers for our services along with decreased pricing for our services as a result of price competition with our competitors. Our average number of well servicing rigs increased to 413 during 2009 compared to 405 in 2008, due to internal expansion from our newbuild rig program and the Lackey Construction, LLC and the Triple N Services, Inc. acquisitions.

Fluid services revenues decreased by 32% to $214.8 million in 2009 compared to $315.8 million in 2008. This decrease was primarily due to decreased rates that we charged to our customers for our services caused by increased price competition from our competitors. These decreases were partially offset by the Azurite acquisition in September 2008 which added 98 fluid service trucks and 632 frac tanks. Our weighted average number of fluid service trucks increased to 805 in 2009 from 699 in 2008, although our revenue per fluid service truck decreased to $267,000 in 2009 compared to $452,000 in 2008.

Completion and remedial services revenues decreased by 56% to $134.8 million in 2009 as compared to $304.3 million in 2008. The decrease in revenue between these periods was due to decreased utilization of equipment due to the decline in oil and natural gas prices. Increased market competition also caused significant rate declines. Total hydraulic horsepower was 139,000 at both December 31, 2009 and December 31, 2008.

Contract drilling revenues decreased by 61% to $16.4 million in 2009 compared to $41.7 million in 2008. The number of rig operating days decreased to 1,370 in 2009 compared to 2,777 in 2008. This decrease was due to fewer new well starts in the geographic market in which we operate.

Direct Operating Expenses.  Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, and maintenance and repair costs, decreased by 36% to $389.6 million in 2009 from $612.6 million in 2008. This decrease was due to the lower activity levels in all of our segments and cost-cutting measures implemented as a result of the decline in revenues.

Direct operating expenses for the well servicing segment decreased by 43% to $121.6 million in 2009 as compared to $215.2 million in 2008, due primarily to the 42% decrease in rig hours to 485,200 in 2009 from 840,200 in 2008. Segment profits decreased to 24.3% of revenues in 2009 compared to 37.3% in 2008, which reflects the faster decline in activity levels and rates than in costs during 2009.

Direct operating expenses for the fluid services segment decreased by 22% to $159.1 million in 2009 as compared to $203.2 million in 2008, which is due to lower activity levels. Segment profits were 26.0% of revenues in 2009 compared to 35.6% in 2008.

Direct operating expenses for the completion and remedial services segment decreased by 42% to $95.3 million in 2009 as compared to $165.6 million in 2008 due primarily to decreased activity levels. Segment profits decreased to 29.3% of revenues in 2009 compared to 45.6% in 2008, due to activity levels and rates declining faster than costs.

Direct operating expenses for the contract drilling segment decreased by 52% to $13.6 million in 2009 as compared to $28.6 million in 2008 due primarily to a 51% decrease in operating days in 2009. Segment profits for this segment were 16.9% of revenues in 2009 compared to 31.4% in 2008.

General and Administrative Expenses.  General and administrative expenses decreased by 10% to $104.3 million in 2009 from $115.3 million in 2008, which included $5.2 million and $4.1 million of stock-based compensation expense in 2009 and 2008, respectively. The decrease from 2008 primarily reflects lower salary and office expenses related to the reduction in the number of employees along with pay reductions enacted at the end of the first quarter of 2009.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $132.5 million in 2009, as compared to $118.6 million in 2008, reflecting the increase in the size of and investment in our asset base. We invested $7.8 million for acquisitions, $18.6 million for capital leases and an additional $43.4 million for cash capital expenditures in 2009.

Goodwill Impairment.  In the first half of 2009, we recorded a non-cash charge totaling $204.0 million for impairment of all of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments as of March 31, 2009. In 2008, we recorded a $22.5 million non-cash charge for all of the goodwill associated with our contract drilling division.

Interest Expense.  Interest expense increased by 23% to $32.9 million in 2009 from $26.8 million in 2008. The increase was primarily due to the issuance of the $225.0 million of 11.625% Senior Secured Notes in July 2009, the proceeds of which were used to retire our $225.0 million revolving credit facility.

Income Tax Expense.  Income tax benefit was $87.5 million in 2009, as compared to an expense of $55.1 million in 2008. Our effective benefit rate was approximately 26% in 2009 and our effective tax rate was approximately 45% in 2008. The lower effective benefit rate in 2009 relates to the goodwill write-down in the first quarter of 2009 and is due to differences in the taxable nature of the impaired goodwill. A portion of the goodwill came from stock acquisitions, which have zero tax basis.

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

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations and utilization of capital leases. As of December 31, 2009, we had cash and cash equivalents of $125.4 million compared to $111.1 million as of December 31, 2008. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $89.2 million for the year ended December 31, 2009 as compared to $212.8 million in 2008 and $198.6 million in 2007. The decrease in 2009 was due primarily to lower profitability being partially offset by the collection of accounts receivable generated in prior periods. The increase in operating cash flows in 2008 compared to 2007 was primarily due to higher profitability and working capital changes.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for 2009 were $51.2 million as compared to $202.8 million in 2008, and $298.2 million in 2007. In 2008 and 2007 the majority of our capital expenditures were for business acquisitions. We also added assets through our capital lease program of approximately $18.6 million, $50.7 million and $26.8 million in 2009, 2008 and 2007, respectively.

In 2010, the minimum capital expenditures planned for sustaining Basic’s existing fleet are approximately $35 million. Capital expenditures for expansion and other replacements will be made as the operating environment improves. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases and a cash balance of $125.4 million at December 31, 2009. In 2009, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations, and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2009 (in thousands):

	Obligations Due In Periods Ended
	December 31,
Contractual Obligations	Total	2010	2011-2012	2013-2014	Thereafter

Long-term debt (excluding capital leases)	$450,000	$—	$—	$225,000	$225,000
Interest on long-term debt	234,985	42,188	84,375	84,375	24,047
Capital leases	63,175	25,967	32,581	4,627	—
Operating leases	15,451	3,862	5,189	3,064	3,336
Asset retirement obligations	1,970	464	164	52	1,290
Other long-term liabilities	6,027	3,270	1,696	1,061	—

Total	$771,608	$75,751	$124,005	$318,179	$253,673

Our long-term debt, excluding capital leases, consists of our $225.0 million 7.125% Senior Notes and our $225.0 million 11.625% Senior Secured Notes. Interest on long-term debt relates to our future contractual interest obligations on our Senior Notes and our Senior Secured Notes. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

The table above does not reflect any additional payments that we may be required to make pursuant to contingent earn-out agreements that are associated with certain acquisitions. At December 31, 2009, we had a maximum potential obligation of $21.0 million related to the contingent earn-out agreements. See Note 3 of the notes to our historical consolidated financial statements for additional detail.

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

Senior Notes

In April 2006, we completed the issuance and sale of $225 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 in a private placement. The Senior Notes are jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than two immaterial subsidiaries). The net proceeds from the offering were used to retire the outstanding balance of our Term B Loan and to pay down the outstanding balance under our then-existing senior credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.

We issued the Senior Notes pursuant to an indenture, dated as of April 12, 2006, by and among us, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee (the “Senior Notes Indenture”).

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

The Senior Notes Indenture contains covenants that limit the ability of us and certain of our subsidiaries to:

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

Upon an Event of Default (as defined in the Senior Notes Indenture), the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare all of the amounts outstanding under the Senior Notes to be due and payable immediately.

We may, at our option, redeem all or part of the Senior Notes, at any time on or after April 15, 2011, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest, if any, to the date of redemption. Prior to April 15, 2011, we may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed, plus the Applicable Premium as defined in the Senior Notes Indenture.

Following a change of control, as defined in the Senior Notes Indenture, we will be required to make an offer to repurchase all or any portion of the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

Senior Secured Notes

On July 31, 2009, we completed the issuance and sale of $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of our current subsidiaries other than two immaterial subsidiaries. As of December 31, 2009, these two subsidiaries held no assets and performed no operations. The Senior Secured Notes and the related guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended.

The net proceeds from the issuance of the Senior Secured Notes were $207.7 million after discounts of $12.1 million and offering expenses of $5.2 million. We used the net proceeds from the offering, along with other funds, to repay all outstanding indebtedness under our revolving credit facility, which we terminated in connection with the offering.

The Senior Secured Notes and the related guarantees were issued pursuant to an indenture dated as of July 31, 2009 (the “Senior Secured Notes Indenture”), by and among us, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. The obligations under the Senior Secured Notes Indenture are secured as set forth in the Senior Secured Notes Indenture and in the Security Agreement (as defined below), in favor of the trustee, by a first-priority lien (other than Permitted Collateral Liens, as defined in the Senior Secured Notes Indenture) in favor of the trustee, on the Collateral (as defined below) described in the Security Agreement.

Interest on the Senior Secured Notes accrues at a rate of 11.625% per year. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2010. The Senior Secured Notes mature on August 1, 2014.

The Senior Secured Notes Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

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

Upon an Event of Default (as defined in the Senior Secured Notes Indenture), the trustee or the holders of at least 25% in aggregate principal amount of the Senior Secured Notes then outstanding may declare the entire principal of all the Senior Secured Notes to be due and payable immediately.

We may, at our option, redeem all or part of the Senior Secured Notes, at any time on or after February 1, 2012, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption. We may redeem some or all of the Senior Secured Notes before February 1, 2012, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes to be redeemed, plus the Applicable Premium (as defined in the Senior Secured Notes Indenture) and accrued and unpaid interest to the date of redemption.

In addition, at any time before February 1, 2012, we, at our option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the Senior Secured Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 111.625% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the Senior Secured Notes issued under the Senior Secured Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

Following a change of control as defined in the Senior Secured Notes Indenture, holders of the Senior Secured Notes will be entitled to require us to purchase all or a portion of the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

On July 31, 2009, Basic and each of the guarantors party to the Senior Secured Notes Indenture (the “Grantors”) entered into a Security Agreement (the “Security Agreement”) in favor of The Bank of New York Mellon Trust Company, N.A., as trustee under the Senior Secured Notes Indenture, to secure payment of the Senior Secured Notes and related guarantees. The Liens (as defined in the Security Agreement) granted by each of the Grantors under the Security Agreement consist of a security interest in all of the following personal property now owned or at any time thereafter acquired by such Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether existing as of the date of the Security Agreement or thereafter coming into existence (together with the Aircraft Collateral (as defined in the Security Agreement), the “Collateral”), as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Grantors under the Senior Secured Notes Indenture, the related Senior Secured Notes and the security documents:

•	all Commercial Tort Claims;

•	all Contracts (as defined in the Security Agreement);

•	all Documents;

•	all Equipment (other than the Aircraft Collateral);

•	all General Intangibles (excluding Payment Intangibles except to the extent included pursuant to the final bullet point below);

•	all Goods (as defined in the Security Agreement);

•	all Intellectual Property (as defined in the Security Agreement);

•	all Investment Property;

•	all Letter-of-Credit Rights (whether or not the letter of credit is evidenced by a writing);

•	all Supporting Obligations;

•	each Asset Sale Proceeds Account (as defined in the Security Agreement) and all deposits, Securities and Financial Assets (as defined in the Security Agreement) therein and interest or other income thereon and investments thereof, and all property of every type and description in which any proceeds of any Collateral Disposition (as defined) or other disposition of Collateral are invested or upon which the trustee is at any time granted, or required to be granted, a Lien to secure the Obligations (as defined in the Security Agreement) as set forth in Section 4.12 of the Senior Secured Notes Indenture and all proceeds and products of the Collateral described in this bullet point;

•	all other personal property (other than Excluded Property), whether tangible or intangible, not otherwise described above;

•	whatever is received (whether voluntary or involuntary, whether cash or non cash, including proceeds of insurance and condemnation awards, rental or lease payments, accounts, chattel paper, instruments, documents, contract rights, general intangibles, equipment and/or inventory) upon the lease, sale, charter, exchange, transfer, or other disposition of any of the Collateral described in the bullet points above;

•	all books and records pertaining to the Collateral; and

•	to the extent not otherwise included, all Proceeds, Supporting Obligations and products (including, without limitation, any Accounts, Chattel Paper, Instruments or Payment Intangibles constituting Proceeds, Supporting Obligations or products) of any and all of the foregoing and all collateral security and guarantees given by any Person with respect to any of the foregoing; provided, that notwithstanding the foregoing provisions, Collateral shall not include Excluded Property.

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

The following capitalized terms used above are as defined in the Uniform Commercial Code (“UCC”) of the State of New York, or such other jurisdiction as may be applicable under the terms of the Security Agreement, on the date of the Security Agreement: Accounts, Chattel Paper, Commercial Tort Claims, Deposit Account, Documents, Electronic Chattel Paper, Equipment, Financial Assets, General Intangibles, Instruments, Inventory, Investment Property, Letter-of-Credit Rights, Payment Intangibles, Proceeds, Securities, Securities Accounts, Security Entitlements, Supporting Obligations, and Tangible Chattel Paper.

Under the Security Agreement, each Grantor must maintain a perfected security interest in favor of the trustee and take all steps necessary from time to time in order to maintain the trustee’s first-priority security interest (other than Permitted Collateral Liens). If an event of default were to occur under the Senior Secured Notes Indenture, the Senior Secured Notes, the guarantees relating to the Senior Secured Notes, the Security Agreement or any other agreement, instrument or certificate that is entered into to secure payment or performance of the Senior Secured Notes, the trustee would be empowered to exercise all rights and remedies of a secured party under the UCC, in addition to all other rights and remedies under the applicable agreements.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of December 31, 2009, we had total capital leases of approximately $63.2 million.

Losses on Extinguishment of Debt

In July 2009 and February 2007, we recognized a loss on the early extinguishment of debt. In July 2009, we wrote off unamortized debt issuance costs of approximately $3.5 million in connection with the repayment and termination of our senior credit facility. In February 2007, we wrote off unamortized debt issuance costs of approximately $0.2 million, which related to our previous senior credit facility.

Credit Rating Agencies

Our Senior Notes are currently rated B- and Caa1 by Standard and Poor’s and Moody’s, respectively. Our Senior Secured Notes are currently rated B+ and Ba3 by Standard and Poor’s and Moody’s, respectively.

Preferred Stock

At December 31, 2009 and December 31, 2008, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of December 31, 2009, we had approximately $2.3 million of NOL carryforwards related to the pre-acquisition period of FESCO Holdings, Inc., which is subject to an annual limitation of approximately $892,000. The carryforwards begin to expire in 2017.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted authoritative guidance from the FASB on business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or liability. Any acquisition related costs are to be expensed instead of capitalized. This updated authoritative guidance is included in FASB Accounting Standards Codification Topic 805 for Business Combinations. The impact to the Company from the adoption of this authoritative guidance will vary acquisition by acquisition.

In June 2009, the FASB issued ASU No. 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”), which was adopted on July 1, 2009. ASU No. 2009-01 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASU No. 2009-01 is not expected to change GAAP and did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), which was adopted on August 27, 2009. ASU No. 2009-05 issues guidance related to measuring the fair value of a liability where there is no market for the transfer of the liability. One or more of the following techniques should be used in valuing the liability:

•	the quoted price of an investment in the identical liability traded as an asset,

•	the quoted prices for similar liabilities, or

•	other fair value technique per principles in accountings standards, such as discounted cash flow.

This update did not change the techniques the Company uses to measure the fair value of liabilities and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update becomes effective for the Company on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which become effective January 1, 2011. This update will not change the techniques the Company uses to measure fair values and is not expected to have a material impact on the Company’s consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of July 31, 2009, we terminated the revolving portion along with other tranches of our credit facility, which revolving portion subjected us to variable interest rate risk.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Basic Energy Services, Inc.
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

MANAGEMENT’S REPORT ON
INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Basic Energy Services, Inc. (“Basic” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of Basic’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2009, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Kenneth V. Huseman Kenneth V. Huseman Chief Executive Officer	/s/ Alan Krenek Alan Krenek Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited Basic Energy Services, Inc’s (the Company) internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009, and our report dated February 26, 2010 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
February 26, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2009 and 2008, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2009. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 26, 2010 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
February 26, 2010

Basic Energy Services, Inc.

Consolidated Balance Sheets

	December 31,
	2009	2008
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$125,357	$111,135
Restricted Cash	14,123	—
Trade accounts receivable, net of allowance of $4,757 and $5,838, respectively	85,945	172,930
Accounts receivable — related parties	65	148
Income tax receivable	61,786	3,324
Inventories	10,962	11,937
Prepaid expenses	6,158	6,838
Other current assets	9,831	6,508
Deferred tax assets	8,941	11,081

Total current assets	323,168	323,901

Property and equipment, net	666,642	740,879
Deferred debt costs, net of amortization	8,041	5,132
Goodwill	2,806	202,749
Other intangible assets, net of amortization	35,807	36,004
Other assets	3,077	2,046

Total assets	$1,039,541	$1,310,711

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$22,850	$28,291
Accrued expenses	42,196	47,139
Current portion of long-term debt	25,967	26,063
Other current liabilities	504	658

Total current liabilities	91,517	102,151

Long-term debt, less unamortized discount on senior secured notes of $11,363 and $0, respectively	475,845	454,260
Deferred tax liabilities	122,221	149,591
Other long-term liabilities	9,809	9,705
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2009 and December 31, 2008, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued and 40,663,979 shares outstanding at December 31, 2009; and 41,734,485 shares issued and 40,851,862 shares outstanding at December 31, 2008	424	417
Additional paid-in capital	330,553	325,785
Retained earnings	23,135	277,173
Treasury stock, at cost 1,730,830 and 882,623 shares at December 31, 2009 and 2008, respectively	(13,963)	(8,371)

Total stockholders’ equity	340,149	595,004

Total liabilities and stockholder’s equity	$1,039,541	$1,310,711

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31
	2009	2008	2007
	(Dollars in thousands, except per share amounts)

Revenues:
Well servicing	$160,614	$343,113	$342,697
Fluid services	214,822	315,768	259,324
Completion and remedial services	134,818	304,326	240,692
Contract drilling	16,373	41,735	34,460

Total revenues	526,627	1,004,942	877,173

Expenses:
Well servicing	121,618	215,243	205,132
Fluid services	159,079	203,205	165,327
Completion and remedial services	95,287	165,574	125,948
Contract drilling	13,604	28,629	22,510
General and administrative, including stock-based compensation of $5,152, $4,149 and $3,964 in 2009, 2008 and 2007, respectively	104,253	115,319	99,042
Depreciation and amortization	132,520	118,607	93,048
Loss on disposal of assets	2,650	76	477
Goodwill impairment	204,014	22,522	—

Total expenses	833,025	869,175	711,484

Operating income (loss)	(306,398)	135,767	165,689
Other income (expense):
Interest expense	(32,949)	(26,766)	(27,416)
Interest income	563	2,136	2,280
Loss on early extinguishment of debt	(3,481)	—	(230)
Other income	1,198	12,235	176

Income (loss) from continuing operations before income taxes	(341,067)	123,372	140,499
Income tax benefit (expense)	87,529	(55,134)	(52,766)

Net income (loss) available to common stockholders	(253,538)	68,238	87,733
Basic earnings per share of common stock:

Net income (loss) available to common stockholders	$(6.39)	$1.67	$2.19

Diluted earnings per share of common stock:

Net income (loss) available to common stockholders	$(6.39)	$1.64	$2.13

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	(Deficit)	Equity
	(In thousands, except share data)

Balance — December 31, 2006	38,297,605	$383	$256,527	$—	$122,340	$379,250
Issuance of restricted stock	229,100	2	(2)	—	—	—
Amortization of share based compensation	—	—	3,873	—	—	3,873
Stock issued as compensation to Chairman of the Board	4,000	—	91	—	—	91
Stock issued in JetStar Consolidated Holdings, Inc. acquisition	1,794,759	18	41,011	—	—	41,029
Stock issued in Sledge Drilling Holding Corp acquisition	430,191	4	10,161	—	—	10,165
Purchase of treasury stock	—	—		(462)	—	(462)
Exercise of stock options	169,875	2	3,044	462	(366)	3,142
Net income	—	—		—	87,733	87,733

Balance — December 31, 2007	40,925,530	409	314,705	—	209,707	524,821
Issuances of restricted stock	361,700	4	(25)	21	—	—
Amortization of share based compensation	—	—	4,064	—	—	4,064
Treasury stock issued as compensation to Chairman of the Board	—	—	—	89	-(4)	85
Purchase of treasury stock	—	—	—	(9,994)	—	(9,994)
Exercise of stock options	447,255	4	7,041	1,513	(768)	7,790
Net income	—	—	—	—	68,238	68,238

Balance — December 31, 2008	41,734,485	417	325,785	(8,371)	277,173	595,004
Issuances of restricted stock	660,324	7	(7)	462	(462)	—
Amortization of share based compensation	—	—	5,127	—	—	5,127
Treasury stock issued as compensation to Chairman of the Board	—	—	—	43	(19)	24
Purchase of treasury stock	—	—	—	(6,151)	—	(6,151)
Exercise of stock options	—	—	(352)	54	(19)	(317)
Net loss	—	—	—	—	(253,538)	(253,538)

Balance — December 31, 2009	42,394,809	$424	$330,553	$(13,963)	$23,135	$340,149

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2009	2008	2007
	(In thousands)

Cash flows from operating activities:
Net income (loss)	$(253,538)	$68,238	$87,733
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	132,520	118,607	93,048
Goodwill impairment	204,014	22,522	—
Accretion on asset retirement obligation	149	131	115
Change in allowance for doubtful accounts	(1,081)	(252)	2,127
Amortization of deferred financing costs	1,414	968	962
Amortization of discount on senior secured notes	740	—	—
Non-cash compensation	5,152	4,149	3,964
Loss on early extinguishment of debt	3,481	—	230
Loss on disposal of assets	2,650	76	477
Deferred income taxes	(25,230)	30,165	15,285
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	88,149	(32,411)	4,396
Inventories	975	(558)	(328)
Prepaid expenses and other current assets	(1,444)	2,348	6,325
Other assets	(1,010)	47	(753)
Accounts payable	(5,441)	4,759	(1,237)
Excess tax expense (benefits) from exercise of employee stock options/vesting of restricted stock	351	(5,062)	(2,169)
Income tax payable	(58,981)	2,963	(11,262)
Other liabilities	(343)	1,217	(332)
Accrued expenses	(3,322)	(5,080)	10

Net cash provided by operating activities	89,205	212,827	198,591

Cash flows from investing activities:
Purchase of property and equipment	(43,367)	(91,890)	(98,536)
Proceeds from sale of assets	4,134	8,184	6,815
Change in restricted cash	(14,123)	—	—
Payments for other long-term assets	(1,692)	(2,683)	(2,709)
Payments for businesses, net of cash acquired	(7,816)	(110,913)	(199,673)

Net cash used in investing activities	(62,864)	(197,302)	(294,103)

Cash flows from financing activities:
Proceeds from debt	241,697	30,000	150,000
Payments of debt	(239,543)	(24,126)	(15,838)
Purchase of treasury stock	(6,151)	(9,994)	(462)
Excess tax benefits (expense) from exercise of employee stock options/vesting of restricted stock	(351)	5,062	2,169
Tax withholding from exercise of stock options	(5)	(4,174)	(1,290)
Exercise of employee stock options	38	6,901	2,265
Deferred loan costs and other financing activities	(7,804)	—	(756)

Net cash provided by or used in financing activities	(12,119)	3,669	136,088

Net increase (decrease) in cash and equivalents	14,222	19,194	40,576
Cash and cash equivalents — beginning of year	111,135	91,941	51,365

Cash and cash equivalents — end of year	$125,357	$111,135	$91,941

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements
December 31, 2008, 2007, and 2006

1.	Nature of Operations

Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of well site services to oil and natural gas drilling and producing companies, including well servicing, fluid services and wellsite construction services, completion and remedial services and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Wyoming, North Dakota, Colorado, Utah and Montana.

Basic revised its reportable business segments beginning in the first quarter of 2008, and in connection therewith restated the corresponding items of segment information for earlier periods. Basic’s current operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services is consolidated with our Fluid Services segment.

2.	Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Basic and its wholly-owned subsidiaries. Basic has no variable interest in any other organization, entity, partnership, or contract. All intercompany transactions and balances have been eliminated.

Estimates, Risks and Uncertainties

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property and equipment and intangible assets

•	Impairment of property and equipment, goodwill and intangible assets

•	Allowance for doubtful accounts

•	Litigation and self-insured risk reserves

•	Fair value of assets acquired and liabilities assumed

•	Stock-based compensation

•	Income taxes

•	Asset retirement obligation

Natural gas prices have continued to decrease during 2009 from the prices experienced during the second half of 2008, while oil prices have rebounded from the low prices experienced at the end of 2008. As a result the Company has experienced lower utilization and pricing for its services during 2009.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Cash and Cash Equivalents and Restricted Cash

Basic considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Basic maintains its excess cash in various financial institutions, where deposits may exceed federally insured amounts at times. Restricted cash is serving as collateral for our worker’s compensation insurance coverage.

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2009 and 2008. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments.

	December 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

7.125% Senior Notes	$225,000	$187,313	$225,000	$126,563
11.625% Senior Secured Notes	225,000	241,313	—	—

7.125% Senior Notes and 11.625% Senior Secured Notes: The fair value of our long-term notes is based upon the quoted market prices at December 31, 2009 and December 31, 2008.

Inventories

For rental and fishing tools, inventories consisting mainly of grapples, controls, and drill bits are stated at the lower of cost or market, with cost being determined on the average cost method. Other inventories, consisting

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Impairments

Long-lived assets, such as property, plant, and equipment, and purchased intangibles subject to amortization, are reviewed for impairment at a minimum annually, or whenever, in management’s judgment events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level, which is at the business segment level. If the carrying amount of such assets exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of such assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities, if material, of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. These assets are normally sold within a short period of time through a third party auctioneer.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Deferred Debt Costs

Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are being amortized to interest expense using the effective interest method.

Deferred debt costs were approximately $10.4 million net of accumulated amortization of $2.3 million, and $7.6 million net of accumulated amortization of $2.4 million at December 31, 2009 and December 31, 2008, respectively. Amortization of deferred debt costs totaled approximately $1.4 million, $968,000 and $962,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

In 2009 and 2007, Basic recognized a loss on early extinguishment of debt related to deferred debt costs (See note 5).

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

To estimate the fair value of the reporting units, the Company primarily used level 3 inputs from the fair value hierarchy, which included a weighting of the discounted cash flow method and the public company guideline method of determining fair value of a business unit. The Company weighted the discounted cash flow method 85% and public company guideline method 15%, due to differences between the Company’s reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with the Company’s capitalization. The measurement date for the Company’s common stock price and market capitalization was the closing price on March 31, 2009.

Based on the results of Step One of the impairment test, impairment was indicated in all three of the assessed reporting units. As such, the Company was required to perform Step Two assessment on all three of the reporting units. Step Two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective unit. This assessment indicated that $204.1 million was considered impaired as of March 31, 2009. This non-cash charge eliminated all of the Company’s existing goodwill as of March 31, 2009.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2009, are as follows (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract
	Servicing	Services	Services	Drilling	Total

Balance as of December 31, 2008	$29,888	$49,334	$123,527	$—	$202,749
Goodwill adjustments	(464)	(259)	3,520	—	2,797
Impairment losses	(29,424)	(48,986)	(124,330)	—	(202,740)

Balance as of December 31, 2009	$—	$89	$2,717	$—	$2,806

Intangible assets subject to amortization consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $37.9 million and $35.4 million as of December 31, 2009 and 2008, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.4 million at December 31, 2009 and 2008. Accumulated amortization related to these intangible assets totaled approximately $6.5 and $3.8 million at December 31, 2009 and 2008, respectively. Amortization expense for the years ended December 31, 2009, 2008 and 2007 was approximately $3.1 million, $2.8 million, and $773,000, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $3.4 million, $3.2 million, $2.9 million, $2.6 million, and $2.6 million in 2010, 2011, 2012, 2013, and 2014, respectively.

Amortizable Intangible Assets at December 31, 2009 (in thousands):
Customer Relationships	$37,895
Accumulated Amortization Customer Relationships	(4,233)
Non-Compete Agreements	4,369
Accumulated Amortization Non-Compete Agreements	(2,224)

Total Amortizable Intangible Assets	$35,807

Customer relationships are amortized over a 15-year life. Non-Compete Agreements are amortized over a five-year life.

Basic has identified its reporting units to be well servicing, fluid services, completion and remedial services and contract drilling.

Stock-Based Compensation

We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We account for stock option and restricted stock awards in 2007, 2008 and 2009 using a fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2009, 2008, or 2007.

Asset Retirement Obligations

Basic is required to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlements of obligations.

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

Litigation and Self-Insured Risk Reserves

Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions (See note 7).

Comprehensive Income (Loss)

All items that are required to be recognized under accounting rules as components of comprehensive income (loss) are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

comprehensive income (loss). For the three-year period ended December 31, 2009, Basic did not have any items of other comprehensive income (loss).

Reclassifications

Certain reclassifications of prior year financial statement amounts have been made to conform to current year presentations.

Recent Accounting Pronouncements

On January 1, 2009, the Company adopted authoritative guidance from the FASB on business combinations. This guidance requires an acquirer to recognize the assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree at the acquisition date at their fair values as of that date. An acquirer is required to recognize assets or liabilities arising from all other contingencies (contractual contingencies) as of the acquisition date, measured at their acquisition-date fair values, only if it is more likely than not that they meet the definition of an asset or liability. Any acquisition related costs are to be expensed instead of capitalized. This updated authoritative guidance is included in FASB Accounting Standards Codification Topic 805 for Business Combinations. The impact to the Company from the adoption of this authoritative guidance will vary acquisition by acquisition.

In June 2009, the FASB issued ASU No. 2009-01, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles” (“ASU No. 2009-01”), which was adopted on July 1, 2009. ASU No. 2009-01 establishes the FASB Accounting Standards Codification as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. ASU No. 2009-01 is not expected to change GAAP and did not have a material impact on the Company’s consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, “Measuring Liabilities at Fair Value” (“ASU No. 2009-05”), which was adopted on August 27, 2009. ASU No. 2009-05 issues guidance related to measuring the fair value of a liability where there is no market for the transfer of the liability. One or more of the following techniques should be used in valuing the liability:

•	the quoted price of an investment in the identical liability traded as an asset,

•	the quoted prices for similar liabilities, or

•	other fair value technique per principles in accountings standards, such as discounted cash flow.

This update did not change the techniques the Company uses to measure the fair value of liabilities and did not have a material impact on the Company’s consolidated financial statements.

In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update becomes effective for the Company on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which become effective January 1, 2011. This update will not change the techniques the Company uses to measure fair values and is not expected to have a material impact on the Company’s consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

3.	Acquisitions

In 2009, 2008 and 2007, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid
		(net of cash
	Closing Date	acquired)

Parker Drilling Offshore USA, LLC	January 3, 2007	20,594
Davis Tool Company, Inc.	January 17, 2007	4,164
JetStar Consolidated Holdings, Inc.	March 6, 2007	86,316
Sledge Drilling Holding Corp.	April 2, 2007	50,632
Eagle Frac Tank Rentals, LP	May 30, 2007	3,813
Wildhorse Services, Inc.	June 1, 2007	17,283
Bilco Machine, Inc.	June 21, 2007	600
Steve Carter Inc. and Hughes Services Inc.	September 26, 2007	19,041

Total 2007		$202,443

Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,473
Lackey Construction, LLC	January 30, 2008	4,328
B&S Disposal, LLC and B&S Equipment, Ltd	April 30, 2008	7,071
Triple N Services, Inc.	May 27, 2008	17,315
Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively, “Azurite”)	September 26, 2008	60,977

Total 2008		$111,164

Team Snubbing Services, Inc.	December 28, 2009	$6,985

Total 2009		$6,985

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of JetStar Consolidated Holdings, Inc. and Sledge Drilling Holding Corp. in 2007 and Azurite in 2008 have been deemed significant and are discussed below in further detail.

JetStar Consolidated Holdings, Inc.

On March 6, 2007, Basic acquired all of the capital stock of JetStar Consolidated Holdings, Inc. (“JetStar”). The results of JetStar’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $127.3 million, including $86.3 million in cash which included the retirement of JetStar’s outstanding debt. Basic issued 1,794,759 shares of common stock, at a fair value of $22.86 per share for a total fair value of approximately $41 million. The value of the 1,794,759 shares issued was determined based on the average market price of Basic’s common shares over the two-day period before and after the date the number of shares were determined. This acquisition allowed us to enter into the Kansas market and increased our presence in

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

North Texas. JetStar operates in Basic’s completion and remedial segment. The following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition for JetStar (in thousands):

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

(2)	Approximately $25,955 is expected to be deductible for tax purposes

(3)	Total balance was paid by Basic on the closing date

Sledge Drilling Holding Corp.

On April 2, 2007, Basic acquired all of the capital stock of Sledge Drilling Holding Corp. (“Sledge”). The results of Sledge’s operations have been included in the financial statements since that date. The aggregate purchase price was approximately $60.8 million, including $50.6 million in cash which included the retirement of Sledge’s outstanding debt. Basic issued 430,191 shares of common stock at a fair value of $23.63 per share for a total fair value of approximately $10.2 million. The value of the 430,191 shares issued was determined based on the average market price of Basic’s common shares over the two-day period before and after the date the number shares were determined. This acquisition allowed Basic to expand its drilling operations in the Permian Basin. The following table summarizes the final fair value of the assets acquired and liabilities assumed at the date of acquisition for Sledge (in thousands):

Current Assets	$6,807
Property and Equipment	30,638
Intangible Assets(1)	6,365
Goodwill(2)	22,522

Total Assets Acquired	66,332

Current Liabilities	(587)
Deferred Income Taxes	(3,804)
Current and Long Term Debt(3)	(19,093)

Total Liabilities Assumed	(23,484)

Net Assets Acquired	$42,848

(1)	Consists of Customer Relationship of $6,269, amortizable over 15 years, and Non-Compete Agreements of $96, amortizable over five years.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Property and Equipment	$54,456
Intangible Assets(1)	1,862
Goodwill(2)	4,659

Total Assets Acquired	$60,977

(1)	Consists of customer relationship of $1,832, amortizable over 15 years, and non-compete agreements of $30, amortizable over five years.

(2)	All of which is expected to be deducted for tax purposes.

The following unaudited pro-forma results of operations have been prepared as though the Azurite acquisition had been completed on January 1, 2008. Pro forma amounts are based on the purchase price allocations of the significant acquisition and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

Twelve Months Ended
December 31,
2008

Revenues	$1,040,160
Net income	$70,680
Earnings per common share — basic	$1.73
Earnings per common share — diluted	$1.70

Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2007, 2008 or 2009 is material, either individually or when aggregated, to the reported results of operations.

Contingent Earn-out Arrangements and Final Purchase Price Allocations

Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. Contingent earn-out payments that are based on continued employment with the Company are recorded as compensation expense. All other amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisition of G&L Tool.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following presents a summary of the acquisition that has a contingent earn-out arrangement in effect as of December 31, 2009 (in thousands):

		Maximum
		exposure of
	Termination date of	contingent	Amount paid or
	contingent earn-out	earn-out	accrued through
Acquisition	arrangement	arrangement	December 31, 2009

G&L Tool, Ltd.	February 28, 2011	21,000	5,093

		$21,000	$5,093

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2009	2008

Land	$5,992	$4,689
Buildings and improvements	34,694	29,913
Well service units and equipment	384,195	379,167
Fluid services equipment	135,246	136,814
Brine and fresh water stations	10,606	10,203
Frac/test tanks	132,057	128,845
Pressure pumping equipment	163,869	156,406
Construction equipment	25,641	22,483
Contract drilling equipment	60,133	60,340
Disposal facilities	57,457	49,878
Vehicles	38,383	41,129
Rental equipment	38,660	36,898
Aircraft	4,251	4,119
Other	29,769	21,758

	1,120,953	1,082,642
Less accumulated depreciation and amortization	454,311	341,763

Property and equipment, net	$666,642	$740,879

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2009	2008

Light vehicles	$25,019	$30,141
Well service units and equipment	2,100	1,194
Fluid services equipment	64,734	56,010
Pressure pumping equipment	17,440	20,492
Construction equipment	1,034	3,679
Software	10,231	9,464
Other	—	705

	120,558	121,685
Less accumulated amortization	45,603	37,370

	$74,955	$84,315

Amortization of assets held under capital leases of approximately $20.4 million, $14.7 million and $8.9 million for the years ended December 31, 2009, 2008 and 2007, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2009	2008

Credit Facilities:
Revolver	$—	$180,000
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	225,000	—
Unamortized discount	(11,363)	—
Capital leases and other notes	63,175	75,323

	501,812	480,323
Less current portion	25,967	26,063

	$475,845	$454,260

Senior Notes

On April 12, 2006, Basic issued $225.0 million of 7.125% Senior Notes due April 2016 in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on Basic’s $90.0 million Term B Loan and to pay down approximately $96.0 million under its then-existing revolving credit facility. The remaining proceeds were used for general corporate purposes, including acquisitions. Interest on the Senior Notes is payable in cash semi-annually, on April 15 and October 15 of each year. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, Basic was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. Basic completed the exchange offer for all of the Senior Notes on October 16, 2006.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Senior Notes are redeemable at the option of Basic on or after April 15, 2011 at the specified redemption price as described in the indenture governing the Senior Notes (the “Senior Notes Indenture”). Prior to April 15, 2011, Basic may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes redeemed plus the Applicable Premium as defined in the Senior Notes Indenture.

Following a change of control, as defined in the Senior Notes Indenture, Basic will be required to make an offer to repurchase all or any portion of the Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

Upon an Event of Default (as defined in the Senior Notes Indenture), the trustee or the holders of at least 25% in aggregate principal amount of the Senior Notes then outstanding may declare all of the amounts outstanding under the Senior Notes to be due and payable immediately.

Pursuant to the Senior Notes Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Senior Notes Indenture. The Company was in compliance with the restrictive covenants at December 31, 2009.

As part of the issuance of the above-mentioned Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.

The Senior Notes are jointly and severally guaranteed by each of Basic’s restricted subsidiaries (currently all of Basic’s subsidiaries other than two immaterial subsidiaries). Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations. Subsidiaries other than the restricted subsidiaries that are guarantors are minor.

Senior Secured Notes

On July 31, 2009, Basic completed the issuance and sale of $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”). The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of Basic’s current subsidiaries other than two immaterial subsidiaries. As of December 31, 2009, these two subsidiaries held no assets and performed no operations. The Senior Secured Notes and the related guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Under the terms of the sale of the Senior Secured Notes, Basic was required to take appropriate steps to offer to exchange other Senior Secured Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Secured Notes. Basic completed the exchange offer for all of the Senior Secured Notes on November 25, 2009.

The net proceeds from the issuance of the Senior Secured Notes were $207.7 million after discounts of $12.1 million and offering expenses of $5.2 million. Basic used the net proceeds from the offering, along with other funds, to repay all outstanding indebtedness under its revolving credit facility, which Basic terminated in connection with the offering.

The Senior Secured Notes and the related guarantees were issued pursuant to an indenture dated as of July 31, 2009 (the “Senior Secured Notes Indenture”), by and among Basic, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. The obligations under the Senior Secured Notes Indenture are secured as set forth in the Senior Secured Notes Indenture and in the Security Agreement (as defined below), in favor of the trustee, by a first-priority lien (other than Permitted Collateral Liens, as defined in the Senior Secured Notes Indenture) in favor of the trustee, on the Collateral (as defined below) described in the Security Agreement.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Interest on the Senior Secured Notes accrues at a rate of 11.625% per year. Interest on the Senior Secured Notes is payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2010. The Senior Secured Notes mature on August 1, 2014.

The Senior Secured Notes Indenture contains covenants that, among other things, limit Basic’s ability, and the ability of certain of its subsidiaries to, incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with its affiliates, limit dividends or other payments by its restricted subsidiaries to Basic, sell assets (including Collateral under the Security Agreement), or consolidate or merge with or into other companies. These limitations are subject to a number of important exceptions and qualifications. Basic was in compliance with the restrictive covenants at December 31, 2009.

If Basic or its restricted subsidiaries sell, transfer or otherwise dispose of assets or other rights or property that constitute Collateral (including the same or the issuance of equity interests in a restricted subsidiary that owns Collateral such that it thereafter is no longer a restricted subsidiary, a “Collateral Disposition”), Basic is required to deposit any cash or cash equivalent proceeds constituting net available proceeds into a segregated account under the sole control of the trustee that includes only proceeds from the Collateral Disposition and interest earned thereon (an “Asset Sale Proceeds Account”). The Asset Sale Proceeds Account will be subject to a first-priority lien in favor of the trustee, and the proceeds are subject to release from the account for specified uses. These permitted uses include acquiring additional assets of a type constituting Collateral (“Additional Assets”), provided the trustee has or is immediately granted a perfected first-priority security interest (subject only to Permitted Collateral Liens) in such Additional Assets, and repurchasing or redeeming the Senior Secured Notes.

Upon an Event of Default (as defined in the Senior Secured Notes Indenture), the trustee or the holders of at least 25% in aggregate principal amount of the Senior Secured Notes then outstanding may declare the entire principal of all the Senior Secured Notes to be due and payable immediately.

Basic may, at its option, redeem all or part of the Senior Secured Notes, at any time on or after February 1, 2012, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption. Basic may redeem some or all of the Senior Secured Notes before February 1, 2012, at a redemption price equal to 100% of the principal amount of the Senior Secured Notes to be redeemed, plus the Applicable Premium (as defined in the Senior Secured Notes Indenture) and accrued and unpaid interest to the date of redemption.

In addition, at any time before February 1, 2012, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the Senior Secured Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 111.625% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as at least 65% of the aggregate principal amount of the Senior Secured Notes issued under the Senior Secured Notes Indenture remains outstanding immediately after the occurrence of such redemption, and such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

Following a change of control as defined in the Senior Secured Notes Indenture, holders of the Senior Secured Notes will be entitled to require Basic to purchase all or a portion of the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

On July 31, 2009, Basic and each of the guarantors party to the Senior Secured Notes Indenture (the “Grantors”) entered into a Security Agreement (the “Security Agreement”) in favor of The Bank of New York Mellon Trust Company, N.A., as trustee under the Senior Secured Notes Indenture, to secure payment of the Senior Secured Notes and related guarantees. The Liens (as defined in the Security Agreement) granted by each of the Grantors under the Security Agreement consist of a security interest in all of the following personal property now owned or at any time thereafter acquired by such Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether existing as of the date of the Security Agreement or

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

thereafter coming into existence (together with the Aircraft Collateral (as defined in the Security Agreement), the “Collateral”), as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Grantors under the Senior Secured Notes Indenture, the related Senior Secured Notes and the security documents:

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

(x) all Supporting Obligations;

(xi) each Asset Sale Proceeds Account (as defined in the Security Agreement) and all deposits, Securities and Financial Assets (as defined in the Security Agreement) therein and interest or other income thereon and investments thereof, and all property of every type and description in which any proceeds of any Collateral Disposition or other disposition of Collateral are invested or upon which the trustee is at any time granted, or required to be granted, a Lien to secure the Obligations (as defined in the Security Agreement) as set forth in Section 4.12 of the Senior Secured Notes Indenture and all proceeds and products of the Collateral described in this clause (xi);

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

The following capitalized terms used above are as defined in the Uniform Commercial Code (“UCC”) of the State of New York, or such other jurisdiction as may be applicable under the terms of the Security Agreement on the date of the Security Agreement: Accounts, Chattel Paper, Commercial Tort Claims, Deposit Account, Documents, Electronic Chattel Paper, Equipment, Financial Assets, General Intangibles, Instruments, Inventory, Investment Property, Letter-of-Credit Rights, Payment Intangibles, Proceeds, Securities, Securities Accounts, Security Entitlements, Supporting Obligations, and Tangible Chattel Paper.

Under the Security Agreement, each Grantor must maintain a perfected security interest in favor of the trustee and take all steps necessary from time to time in order to maintain the trustee’s first-priority security interest (other than Permitted Collateral Liens). If an event of default were to occur under the Senior Secured Notes Indenture, the Senior Secured Notes, the guarantees relating to the Senior Secured Notes, the Security Agreement or any other agreement, instrument or certificate that is entered into to secure payment or performance of the Senior Secured Notes, the trustee would be empowered to exercise all rights and remedies of a secured party under the UCC, in addition to all other rights and remedies under the applicable agreements.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually.

As of December 31, 2009 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2010	$—	$25,967
2011	—	18,591
2012	—	13,990
2013	—	4,578
2014	225,000	49
Thereafter	225,000	—

	$450,000	$63,175

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic’s interest expense consisted of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Cash payments for interest	$21,357	$24,484	$25,594
Commitment and other fees paid	159	211	249
Amortization of debt issuance costs and discount on senior secured notes	2,153	968	962
Change in accrued interest	9,277	1,157	540
Other	3	(54)	71

	$32,949	$26,766	$27,416

Losses on Extinguishment of Debt

In July 2009 and February 2007, Basic recognized a loss on the early extinguishment of debt. In July 2009, Basic wrote off unamortized debt issuance costs of approximately $3.5 million, which related to the Company’s revolving credit facility. In February 2007, Basic wrote off unamortized debt issuance costs of approximately $0.2 million, which related to the 2005 credit facility.

6.	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2009	2008	2007

Current:
Federal	$(58,972)	$20,533	$33,157
State	(3,327)	4,436	5,160

Total	(62,299)	24,969	38,317

Deferred:
Federal	(23,217)	28,792	14,207
State	(2,013)	1,373	242

Total	(25,230)	30,165	14,449

Total income tax expense	$(87,529)	$55,134	$52,766

Basic paid Federal income taxes of $243,000 during 2009, $22.0 million during 2008 and $44.1 million during 2007.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Reconciliation between the amount determined by applying the Federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2009	2008	2007

Statutory federal income tax	$(119,374)	$43,180	$49,174
Meals and entertainment	374	542	532
State taxes, net of federal benefit	(4,227)	4,726	4,062
Impairment of non-dedcutible goodwill	35,586	7,883	—
Changes in estimates and other	112	(1,197)	(1,002)

	$(87,529)	$55,134	$52,766

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2009	2008

Deferred tax assets:
Receivables allowance	$1,679	$2,151
Inventory	42	42
Asset retirement obligation	386	331
Accrued liabilities	7,193	8,696
Operating loss carryforward	2,227	788
Goodwill and intangibles	16,797	—
Deferred compensation	4,786	3,497

Total deferred tax assets	33,110	15,505
Deferred tax liabilities:
Property and equipment	(146,390)	(135,354)
Goodwill and intangibles	—	(18,541)
Prepaid expenses	—	(120)

Total deferred tax liabilities	(146,390)	(154,015)

Net deferred tax liability	(113,280)	(138,510)

Recognized as:
Deferred tax assets — current	8,941	11,081
Deferred tax liabilities — non-current	(122,221)	(149,591)

Net deferred tax liability	$(113,280)	$(138,510)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2009 or 2008.

Effective January 1, 2007, Basic adopted accounting rules related to uncertainty in income taxes. Our adoption of these rules in January 2007 did not result in any change to retained earnings or any additional unrecognized tax benefit. Interest is recorded in interest expense and penalties are recorded in income tax expense. We had no interest or penalties related to an uncertain tax positions during 2009. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the Company’s tax returns for fiscal years after 2004

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

currently remain subject to examination by appropriate taxing authorities. None of the Company’s income tax returns are under examination at this time.

As of December 31, 2009, Basic had approximately $2.3 million of net operating loss carryforwards (“NOL”) for U.S. federal income tax purposes related to the preacquisition period of FESCO (acquired in 2003), which are subject to an annual limitation of approximately $892,000. The carryforwards begin to expire in 2017.

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

As of December 31, 2009, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,

2010	$3,862
2011	3,129
2012	2,060
2013	1,718
2014	1,346
Thereafter	3,336

Rent expense approximated $13.4 million, $20.3 million, and $17.4 million for 2009, 2008 and 2007, respectively.

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

Employment Agreements

Under the employment agreement with Mr. Huseman, Chief Executive Officer and President of Basic, effective December 31, 2006 through December 31, 2010, amended February 27, 2008, Mr. Huseman is entitled to an annual salary of $495,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Huseman would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of our Company, Mr. Huseman would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic has entered into employment agreements with various other executive officers of Basic that range in term up through December 2010. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to amounts ranging from 0.75 times to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination occurred . If employment is terminated for certain reasons within the six months preceding or the twelve months following the chance of control of our Company, he would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and medical and dental coverage of $500,000 and $250,000, respectively. Basic has lower deductibles per occurrence for automobile liability and general liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2009 and 2008 Basic classified the worker’s compensation self-insured risk reserve between short-term and long-term, with $2.8 million and $4.0 million being allocated to short-term and $4.1 million and $5.0 million being allocated to long-term, respectively.

At December 31, 2009 and December 31, 2008, self-insured risk accruals totaled approximately $12.9 million, net of $75,000 receivable for medical and dental coverage, and $15.4 million, net of $992,000 receivable for medical and dental coverage, respectively.

8.	Stockholders’ Equity

Common Stock

At December 31, 2009 and 2008, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

In February 2004, Basic granted certain officers and directors 837,500 restricted shares of common stock. The shares vest 25% per year for four years from the award date and are subject to other vesting and forfeiture provisions. The estimated fair value of the restricted shares was $5.8 million at the date of the grant. This amount was being charged to expense over the respective vesting period and totaled approximately $182,000 and $1.2 million for the years ended December 31, 2008 and 2007.

In March and April 2007, Basic issued 1,794,759 and 430,191 shares of common stock in connection with the acquisitions of JetStar Consolidated Holding, Inc. and Sledge Drilling Holding Corp., respectively. (See note 3) In March 2007, Basic granted various employees 217,100 unvested shares of common stock which vest over a five year period. Also, in March 2007, Basic granted the Chairman of the Board 4,000 shares of common stock. In July 2007, Basic granted a vice president 12,000 shares of restricted common stock which vest over a four-year period.

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

During the year ended 2009, Basic issued 5,000 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

On October 13, 2008, Basic announced that its Board of Directors authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. In 2009, Basic repurchased 809,093 shares at a total price of $6.0 million (an average of $7.41 per share), inclusive of commissions and fees. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. We repurchased a total of 20,327 and 52,877 shares through net share settlements during 2009 and 2008, respectively.

Preferred Stock

At December 31, 2009 and 2008, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

9.	Stockholders’ Agreement

Basic has a Stockholders’ Agreement, as amended on April 2, 2004 (“Stockholders’ Agreement”), which provides for rights relating to the shares of our stockholders and certain corporate governance matters. The rights relating to corporate governance matters terminated in connection with Basic’s initial public offering.

The Stockholders’ Agreement provides for participation rights of the other stockholders to require affiliates of DLJ Merchant Banking to offer to include a specified percentage of their shares whenever affiliates of DLJ Merchant Banking sell their shares for value in a transaction or series of transactions involving 10% or more of the then-outstanding shares of Basic’s common stock, other than a public offering or a sale in which all of the parties to the Stockholders’ Agreement agree to participate. The Stockholders’ Agreement also contains “drag-along” rights. The “drag-along” rights entitle the affiliates of DLJ Merchant Banking to require the other stockholders who are a party to this agreement to sell a portion of their shares of common stock and common stock equivalents in the sale in any proposed to sale of shares of common stock and common stock equivalents representing more than 50% of such equity interest held by the affiliates of DLJ Merchant Banking to a person or persons who are not an affiliate of them.

The Stockholders’ Agreement also provides for demand and piggyback registration rights to parties who continue to hold “Registrable Securities” as defined in the agreement.

10.	Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May, 26 2009) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 7,100,000 shares. Of these shares, approximately 2,143,551 shares are available for grant as of December 31, 2009. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

On March 15, 2007, the board of directors granted various employees options to purchase 92,000 shares of common stock of Basic at an exercise price of $22.66 per share. All of the 92,000 options granted in 2007 vest over a five-year period and expire ten years from the date they were granted. These option awards were granted with an exercise price equal to the market price of the Company’s stock at the date of grant. There were no options granted during 2009 or 2008.

During the years ended December 31, 2009, 2008 and 2007, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately $5.2 million, $4.1 million and $3.9 million, respectively. For compensation expense recognized during the years ended December 31, 2009, 2008 and 2007, Basic recognized a tax benefit of approximately $1.9 million, $1.9 million and $1.5 million, respectively.

As of December 31, 2009, there was $10.4 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.79 years. The total fair value of share-based awards vested during the years ended December 31, 2009, 2008 and 2007 was approximately $4.1 million, $10.3 million and $11.3 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $201,000, $1.5 million and $1.6 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock Option Awards

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model that uses the assumptions noted in the following table:

Years Ended
December 31,
2007

Risk-free interest rate	4.5%
Expected term	6.65
Expected volatility	45.3%
Expected dividend yield	—

Options granted under the Plan expire ten years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2009 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)

Non-statutory stock options:
Outstanding, beginning of period	1,608,675	$11.11
Options granted	—	$—
Options forfeited	(23,000)	$13.89
Options exercised	(5,000)	$6.98
Options expired	(99,750)	$6.83

Outstanding, end of period	1,480,925	$11.37	4.83	$3,522

Exercisable, end of period	1,115,550	$9.13	4.45	$3,245

Vested or expected to vest, end of period	1,471,425	$11.29	4.82	$3,522

The weighted-average grant date fair value of share options granted during the year ended December 31, 2007 was $11.85. The total intrinsic value of share options exercised during the years ended December 31, 2009, 2008 and 2007 was approximately $15,000, $12.2 million and $3.6 million, respectively.

Cash received from option exercises under the Plan was approximately $35,000, $2.7 million and $975,000 for the years ended December 31, 2009, 2008 and 2007, respectively. The actual tax benefit realized for the tax deductions from options exercised was $6,000, $5.6 million and $1.4 million, respectively, for the years ended December 31, 2009, 2008 and 2007.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 13, 2009, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to the Company’s achievement of certain earnings per share growth and return on capital employed performance over the performance period from January 1, 2007 through December 31, 2009, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 265,000 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2011. As of December 31, 2009, it was estimated that 30% of the performance-based awards will be earned.

A summary of the status of the Company’s non-vested share grants at December 31, 2009 and changes during the year ended December 31, 2009 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share

Nonvested at beginning of period	599,325	$21.41
Granted during period	698,824	6.48
Vested during period	(92,841)	18.20
Forfeited during period	(75,200)	14.27
Performance based earned(1)	14,025	21.17

Nonvested at end of period	1,144,133	$13.02

(1)	In March 2008 certain members of management were awarded grants of performance-based stock awards. The number of shares to be earned ranged from 0% to 150% of target depending on the Company’s achievement of certain EPS and return on capital employed performance compared to a peer group. The performance period for purposes of these grants was January 1, 2006 through December 31, 2008. As of December 31, 2008 it was estimated that 85% of the target shares would be earned and in March 2009 it was determined that 100% of the target shares had been earned. These shares remain subject to vesting over a three-year period, with the first shares vesting in March 2010.

11.	Related Party Transactions

Basic had receivables from employees of approximately $65,000 and $148,000 as of December 31, 2009 and December 31, 2008, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.

12.	Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees. Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. Basic makes a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $671,000, $4.1 million, and $3.0 million in 2009, 2008 and 2007, respectively. In the second quarter of 2009, Basic suspended the Company match on 401(k) contributions.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

13.	Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $9,200 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated a $565,000 expense in 2009, $563,000 gain in 2008 and a $216,000 expense in 2007, respectively.

14.	Earnings Per Share

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

	Years Ended December 31,
	2009	2008	2007

Numerator (both basic and diluted):
Net income (loss) available to common stockholders	$(253,538)	$68,238	$87,733

Denominator:
Denominator for basic earnings per share	39,684,231	40,754,890	40,013,054
Stock options	—	682,958	831,026
Unvested restricted stock	—	225,842	268,324

Denominator for diluted earnings per share	39,684,231	41,663,690	41,112,404

Basic earnings per common share:
Net income (loss) available to common stockholders	$(6.39)	$1.67	$2.19

Diluted earnings per common share:
Net income (loss) available to common stockholders	$(6.39)	$1.64	$2.13

The number of antidilutive shares at December 31, 2009, 2008 and 2007 was 1.4 million, 413,000 and 442,000, respectively.

15.	Business Segment Information

Basic revised its reportable business segments beginning in the first quarter of 2008 and in connection therewith restated the corresponding items of segment information for earlier periods. Basic’s current operating segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services is now consolidated with our Fluid Services segment. The following is a description of the segments:

Well Servicing:  This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

the end of its productive life. Basic’s well servicing equipment and capabilities also facilitate most other services performed on a well.

Fluid Services:  This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects as well as part of daily producing well operations. Also included in this segment is our construction services which provide services for the construction and maintenance of oil and natural gas production infrastructures.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total

Year ended December 31, 2009
Operating revenues	$160,614	$214,822	$134,818	$16,373	$—	$526,627
Direct operating costs	(121,618)	(159,079)	(95,287)	(13,604)	—	(389,588)

Segment profits	$38,996	$55,743	$39,531	$2,769	$—	$137,039

Depreciation and amortization	$49,005	$37,594	$31,313	$7,237	$7,371	$132,520
Capital expenditures, (excluding acquisitions)	$16,037	$12,303	$10,247	$2,368	$2,412	$43,367
Identifiable assets	$244,556	$195,107	$194,988	$41,320	$363,570	$1,039,541
Year ended December 31, 2008
Operating revenues	$343,113	$315,768	$304,326	$41,735	$—	$1,004,942
Direct operating costs	(215,243)	(203,205)	(165,574)	(28,629)	—	(612,651)

Segment profits	$127,870	$112,563	$138,752	$13,106	$—	$392,291

Depreciation and amortization	$45,298	$33,629	$27,473	$6,816	$5,391	$118,607
Capital expenditures, (excluding acquisitions)	$35,094	$26,054	$21,285	$5,281	$4,176	$91,890
Identifiable assets	$310,964	$262,377	$334,120	$47,027	$356,223	$1,310,711
Year ended December 31, 2007
Operating revenues	$342,697	$259,324	$240,692	$34,460	$—	$877,173
Direct operating costs	(205,132)	(165,327)	(125,948)	(22,510)	—	(518,917)

Segment profits	$137,565	$93,997	$114,744	$11,950	$—	$358,256

Depreciation and amortization	$37,586	$23,858	$21,138	$6,433	$4,033	$93,048
Capital expenditures, (excluding acquisitions)	$39,803	$25,266	$22,384	$6,813	$4,270	$98,536
Identifiable assets	$284,058	$207,380	$284,321	$73,787	$294,063	$1,143,609

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2009	2008	2007

Segment profits	$137,039	$392,291	$358,256
General and administrative expenses	(104,253)	(115,319)	(99,042)
Depreciation and amortization	(132,520)	(118,607)	(93,048)
Gain (loss) on disposal of assets	(2,650)	(76)	(477)
Goodwill impairment	(204,014)	(22,522)	—

Operating income	$(306,398)	$135,767	$165,689

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2009	2008

Compensation related	$12,709	$19,832
Workers’ compensation self-insured risk reserve	3,327	4,248
Health self-insured risk reserve	6,165	6,690
Accrual for receipts	—	4,976
Authority for expenditure accrual	—	543
Ad valorem taxes	—	137
Sales tax	1,226	588
Insurance obligations	2,698	2,474
Purchase order accrual	48	38
Professional fee accrual	343	185
Contingent earnout obligation	346	1,438
Fuel accrual	974	897
Accrued interest	14,360	5,083
Other	—	10

	$42,196	$47,139

17.	Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year Ended December 31,
	2009	2008	2007
	(In thousands)

Capital leases issued for equipment	$18,594	$50,730	$26,814
Value of shares that may be issued	$—	$—	$2,194
Contingent earnout accrual	$—	$183	$1,032
Asset retirement obligation additions	$149	$143	$101
Value of common stock issued in business combinations	$—	$—	$51,193

Basic paid income taxes of approximately $2.3 million, $27.2 million and $44.1 million during the years ended December 31, 2009, 2008 and 2007, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2009 and 2008:

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year ended December 31, 2009:
Total revenues	$154,688	$118,848	$124,958	$128,133	$526,627
Segment profits	$44,021	$30,820	$31,025	$31,173	$137,039
Income (loss) from continuing operations	$(182,825)	$(21,236)	$(25,325)	$(24,152)	$(253,538)
Net income (loss) available to common stockholders	$(182,825)	$(21,236)	$(25,325)	$(24,152)	$(253,538)
Basic earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(4.57)	$(0.54)	$(0.64)	$(0.61)	$(6.39)
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(4.57)	$(0.54)	$(0.64)	$(0.61)	$(6.39)
Weighted average common shares outstanding:
Basic	39,970	39,575	39,595	39,605	39,684
Diluted	39,970	39,575	39,595	39,605	39,684
Year ended December 31, 2008:
Total revenues	$229,873	$251,522	$277,575	$245,972	$1,004,942
Segment profits	$92,126	$97,495	$108,980	$93,690	$392,291
Income from continuing operations	$19,656	$18,713	$25,942	$3,927	$68,238
Net income available to common stockholders	$19,656	$18,713	$25,942	$3,927	$68,238
Basic earnings per share of common stock(a):
Net income available to common stockholders	$0.48	$0.46	$0.63	$0.10	$1.67
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$0.47	$0.45	$0.62	$0.10	$1.64
Weighted average common shares outstanding:
Basic	40,577	40,721	40,988	40,731	40,755
Diluted	41,464	41,659	41,787	41,100	41,664

(a)	The sum of individual quarterly net income per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

19.	Fair Value Measurements

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that the Company has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

Level 2 — Inputs are other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable. These inputs are either directly observable in the marketplace or indirectly observable through corroboration with market data for substantially the full contractual term of the asset or liability being measured.

Level 3 — Inputs reflect management’s best estimate of what market participants would use in pricing the asset or liability at the measurement date. Consideration is given to the risk inherent in the valuation technique and the risk inherent in the inputs to the model.

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

The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the liability during years ended December 31, 2009 and 2008 (in thousands):

Balance, December 31, 2007	$1,552
Additional asset retirement obligations recognized through acquisitions	143
Accretion expense	131
Settlements	(30)
Balance, December 31, 2008	$1,796

Additional asset retirement obligations recognized through acquisitions	24
Accretion expense	149
Settlements	—
Balance, December 31, 2009	$1,969

20.	Subsequent Events

Management performed an evaluation of the Company’s activity through February 26, 2010, the date these financial statements were issued, noting no significant subsequent events.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses(a)	Accounts(b)	Deductions(c)	Period
	(In thousands)

Year Ended December 31, 2009
Allowance for Bad Debt	$5,838	$1,917	$—	$(2,998)	$4,757
Year Ended December 31, 2008
Allowance for Bad Debt	$6,090	$2,331	$—	$(2,583)	$5,838
Year Ended December 31, 2007
Allowance for Bad Debt	$3,963	$3,251	$—	$(1,124)	$6,090

(a)	Charges relate to provisions for doubtful accounts

(b)	Reflects the impact of acquisitions

(c)	Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2009, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers of the Registrant” in Item 4, and Items 11 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2009.

PART IV

ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

(3) Exhibits

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

Exhibit
No.		Description

4.8		Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee.
4	.9*	Indenture dated as of July 31, 2009, by and among the Company as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.10*	Form of 11.625% Senior Secured Note due 2014 (included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.11*	Security Agreement dated as of July 31, 2009, by and between the Company and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.4*	Amendment and Consent No. 1 to Fourth Amended and Restated Credit Agreement dated May 4, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2009)
10	.5*†	Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)
10	.6*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.12*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

Exhibit
No.		Description

10	.13*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.14*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.15*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.17*†	Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)
10	.18*†	Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.19*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8. 2008)
10	.20*†	Form of Performance-Based Award Agreement (effective March 2009) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)
10	.21*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.22*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.23*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.24*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.25*†	Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.26*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.27†	Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008.
10	.28†	Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009.
12.1		Ratio of Earnings to Fixed Charges
21	.1*	Subsidiaries of the Company, (Incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-161693), filed on September 2, 2009)
23.1		Consent of KPMG LLP

Exhibit
No.	Description

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name:     Kenneth V. Huseman

Title:	President, Chief Executive Officer and
Director

Date: February 26, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2010

/s/ Alan Krenek Alan Krenek	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 26, 2010

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	February 26, 2010

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	February 26, 2010

/s/ William E. Chiles William E. Chiles	Director	February 26, 2010

/s/ Robert F. Fulton Robert F. Fulton	Director	February 26, 2010

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	February 26, 2010

/s/ Antonio O. Garza Antonio O. Garza	Director	February 26, 2010

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	February 26, 2010

EXHIBIT INDEX

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of the Company, effective as of December 17, 2007. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 18, 2007)
4	.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)
4.8		Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee.
4	.9*	Indenture dated as of July 31, 2009, by and among the Company as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.10*	Form of 11.625% Senior Secured Note due 2014 (included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.11*	Security Agreement dated as of July 31, 2009, by and between the Company and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

Exhibit
No.		Description

10	.2*	Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004 among the Company and the stockholders listed therein. (Incorporated by reference to Exhibit 10.7 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on August 12, 2005)
10	.3*	Fourth Amended and Restated Credit Agreement dated as of October 3, 2003, amended and restated as of February 6, 2007, among Basic Energy Services, Inc., the subsidiary guarantors party thereto, Bank of America, N.A., as syndication agent, Capital One, National Association, as documentation agent, BNP Paribas, as documentation agent, UBS AG, Stamford Branch, as issuing bank, administrative agent and collateral agent, and the lenders party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 12, 2007)
10	.4*	Amendment and Consent No. 1 to Fourth Amended and Restated Credit Agreement dated May 4, 2009. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2009)
10	.5*†	Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)
10	.6*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.7*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.8*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between the Company and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.12*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.13*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.14*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.15*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.16*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.17*†	Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

Exhibit
No.		Description

10	.18*†	Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.19*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8. 2008)
10	.20*†	Form of Performance-Based Award Agreement (effective March 2009) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)
10	.21*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, LP and G&L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.22*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.23*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.24*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.25*†	Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.26*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.27†	Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008.
10	.28†	Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009.
12.1		Ratio of Earnings to Fixed Charges
21	.1*	Subsidiaries of the Company, (Incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-161693), filed on September 2, 2009)
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement