Form 10-Q
period 2010-03-31
BASIC ENERGY SERVICES INC
filed 2010-04-30
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☑
     41,274,866 shares of the registrant’s Common Stock were outstanding as of April 23, 2010.

BASIC ENERGY SERVICES, INC.

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
     This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in this quarterly report and in our most recent annual report on Form 10-K and other factors, most of which are beyond our control.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$105,915	$125,357
Restricted cash	14,136	14,123
Trade accounts receivable, net of allowance of $4,262 and $4,757, respectively	96,518	85,945
Accounts receivable — related parties	61	65
Income tax receivable	73,882	61,786
Inventories	11,777	10,962
Prepaid expenses	7,214	6,158
Other current assets	8,206	9,831
Deferred tax assets	7,783	8,941

Total current assets	325,492	323,168

Property and equipment, net	648,967	666,642

Deferred debt costs, net of amortization	7,659	8,041
Goodwill	2,127	2,806
Other intangible assets, net of amortization	35,006	35,807
Other assets	3,221	3,077

Total assets	$1,022,472	$1,039,541

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$25,625	$22,850
Accrued expenses	46,896	42,196
Current portion of long-term debt	25,512	25,967
Other current liabilities	439	504

Total current liabilities	98,472	91,517

Long-term debt, less unamortized discount on senior secured notes of $10,901 and $11,363, respectively	473,501	475,845
Deferred tax liabilities	121,634	122,221
Other long-term liabilities	9,789	9,809

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2010 and December 31, 2009, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued, and 41,267,517 shares outstanding at March 31, 2010; 42,394,809 shares issued, and 40,663,979 shares outstanding at December 31, 2009.	424	424
Additional paid-in capital	331,352	330,553
Retained earnings (defecit)	(4,887)	23,135
Treasury stock, at cost, 1,127,292 and 1,730,830 shares at March 31, 2010 and December 31, 2009, respectively	(7,813)	(13,963)

Total stockholders’ equity	319,076	340,149

Total liabilities and stockholders’ equity	$1,022,472	$1,039,541

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Revenues:
Well servicing	$41,796	$48,814
Fluid services	52,147	64,977
Completion and remedial services	45,234	37,259
Contract drilling	3,789	3,638

Total revenues	142,966	154,688

Expenses:
Well servicing	32,100	36,917
Fluid services	40,940	44,587
Completion and remedial services	29,723	25,894
Contract drilling	3,270	3,269
General and administrative, including stock-based compensation of $1,150 and $1,374 in three months ended March 31, 2010 and 2009, respectively	25,077	29,079
Depreciation and amortization	33,098	32,737
Loss on disposal of assets	711	865
Goodwill impairment	—	204,096

Total expenses	164,919	377,444

Operating loss	(21,953)	(222,756)

Other income (expense):
Interest expense	(11,664)	(5,736)
Interest income	26	220
Other income	81	134

Loss from continuing operations before income taxes	(33,510)	(228,138)

Income tax benefit	11,919	45,313

Net loss	$(21,591)	$(182,825)

Earnings per share of common stock:
Basic	$(0.54)	$(4.57)

Diluted	$(0.54)	$(4.57)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2009	42,394,809	$424	$330,553	$(13,963)	$23,135	$340,149

Issuances of restricted stock	—	—	—	6,421	(6,421)	—
Amortization of share-based compensation	—	—	1,150	—	—	1,150
Purchase of treasury stock	—	—	—	(297)	—	(297)
Exercise of stock options / vesting of restricted stock	—	—	(351)	26	(10)	(335)
Net loss	—	—	—	—	(21,591)	(21,591)

Balance — March 31, 2010 (unaudited)	42,394,809	$424	$331,352	$(7,813)	$(4,887)	$319,076

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(21,591)	$(182,825)
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	33,098	32,737
Goodwill impairment	—	204,096
Accretion on asset retirement obligation	40	36
Change in allowance for doubtful accounts	(495)	365
Amortization of deferred financing costs	382	239
Amortization of discount on senior secured notes	460	—
Non-cash compensation	1,150	1,374
Loss on disposal of assets	711	865
Deferred income taxes	571	(44,981)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(10,074)	56,843
Inventories	(815)	440
Prepaid expenses and other current assets	812	546
Other assets	(144)	108
Accounts payable	2,775	(8,800)
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	351	287
Income tax receivable	(12,447)	(306)
Other liabilities	(68)	(213)
Accrued expenses	4,687	26

Net cash provided by (used in) operating activities	(597)	60,837

Cash flows from investing activities:
Purchase of property and equipment	(11,092)	(13,784)
Proceeds from sale of assets	355	906
Change in restricted cash	(13)	—
Payments for other long-term assets	(168)	(787)
Payments for businesses, net of cash acquired	(687)	(1,150)

Net cash used in investing activities	(11,605)	(14,815)

Cash flows from financing activities:
Payments of debt	(6,608)	(7,929)
Purchase of treasury stock	(297)	(6,080)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	(351)	(287)
Tax withholding from exercise of stock options	(2)	—
Exercise of employee stock options	18	—

Net cash used in financing activities	(7,240)	(14,296)

Net increase (decrease) in cash and equivalents	(19,442)	31,726

Cash and cash equivalents — beginning of period	125,357	111,135

Cash and cash equivalents — end of period	$105,915	$142,861

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2010 (unaudited)
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
Nature of Operations
     Basic provides a range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services, and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, and the Rocky Mountain states.
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
     Completion and Remedial Services — Completion and remedial services consists primarily of pressure pumping services, focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, snubbing units, and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair values of the services.
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
     Based on the results of Step One of the impairment test, impairment was indicated in all three of the assessed reporting units. As such, the Company was required to perform Step Two assessment on all three of the reporting units. Step Two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective unit. This assessment indicated that $204.1 million was considered impaired as of March 31, 2009. This non-cash charge eliminated all of the Company’s goodwill as of March 31, 2009.
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
     Deferred debt costs were approximately $10.4 million net of accumulated amortization of $2.7 million and $10.4 million net of accumulated amortization of $2.3 million at March 31, 2010 and December 31, 2009, respectively. Amortization of deferred debt costs totaled approximately $383,000 and $240,000 for the three months ended March 31, 2010 and 2009, respectively.
     The Company recorded a charge of $3.5 million during the third quarter of 2009 related to the write-down of debt costs associated with the Company’s revolving credit facility. The revolving credit facility was terminated on July 31, 2009. Additionally, the Company incurred $5.2 million of deferred debt costs associated with the issuance of the Company’s Senior Secured Notes on July 31, 2009.
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill impairment December 31 of each year.

     The changes in the carrying amount of goodwill for the three months ended March 31, 2010, are as follows (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract
	Servicing	Services	Services	Drilling	Total
Balance as of December 31, 2009	$—	$89	$2,717	$—	$2,806
Goodwill adjustments	—	103	(782)	—	(679)

Balance as of March 31, 2010	$—	$192	$1,935	$—	$2,127
     Basic’s intangible assets subject to amortization consist of customer relationships and non-compete agreements. The gross carrying amount of customer relationships subject to amortization was $37.9 million as of March 31, 2010 and December 31, 2009. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.3 million and $4.4 million at March 31, 2010 and December 31, 2009, respectively. Accumulated amortization related to these intangible assets totaled approximately $7.2 million and $6.5 million at March 31, 2010 and December 31, 2009, respectively. Amortization expense for the three months ended March 31, 2010 and 2009 was approximately $851,000 and $807,000, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of March 31, 2010 were $313,000, $2.9 million, $26.4 million and $5.4 million for well servicing, fluid services, completion and remedial services, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality.
     Customer relationships are amortized over a 15-year life. Non-compete agreements are amortized over a five-year life.
Stock-Based Compensation
     Basic’s stock-based awards consist of stock options and restricted stock. Stock options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model, and restricted stock issued is valued based on the fair value of Basic’s common stock at grant date. All stock-based awards are adjusted for an expected forfeiture rate and amortized over the vesting period.
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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the three months ended March 31, 2010 or 2009.
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
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (ASU No. 2010-09). ASU No. 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This update became effective January 1, 2010. The Company will no longer disclose the date through which subsequent events have been evaluated.
3. Acquisitions
     In the first three months of 2010 and for the year ended December 31, 2009, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values at the date of acquisition (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)
Team Snubbing Services, Inc.	December 28, 2009	$6,985

Total 2009		$6,985

Rocky Mountain Cementers, Inc.	March 1, 2010	$687

Total 2010		$687

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. Basic does not believe the pro forma effect of any of the acquisitions completed in 2009 or 2010 are material, either individually or when aggregated, to the reported results of operations.
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
4. Property and Equipment
     Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Land	$6,037	$5,992
Buildings and improvements	35,473	34,694
Well service units and equipment	388,773	384,195
Fluid services equipment	137,056	135,246
Brine and fresh water stations	10,677	10,606
Frac/test tanks	132,430	132,057
Pressure pumping equipment	161,274	163,869
Construction equipment	26,415	25,641
Contract drilling equipment	61,319	60,133
Disposal facilities	61,044	57,457
Vehicles	37,887	38,383
Rental equipment	39,853	38,660
Aircraft	4,251	4,251
Other	29,860	29,769

	1,132,349	1,120,953

Less accumulated depreciation and amortization	483,382	454,311

Property and equipment, net	$648,967	$666,642

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
Light vehicles	$25,210	$25,019
Well service units and equipment	2,234	2,100
Fluid services equipment	67,114	64,734
Pressure pumping equipment	17,440	17,440
Construction equipment	1,507	1,034
Software	10,231	10,231
Other	—	—

	123,736	120,558

Less accumulated amortization	50,412	45,603

	$73,324	$74,955

     Amortization of assets held under capital leases of approximately $4.9 million and $4.8 million for the three months ended March 31, 2010 and 2009, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2010	2009
7.125% Senior Notes	$225,000	$225,000
11.625% Senior Secured Notes	225,000	225,000
Unamortized discount	(10,901)	(11,363)
Capital leases and other notes	59,914	63,175

	499,013	501,812
Less current portion	25,512	25,967

	$473,501	$475,845

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
     Basic issued the Senior Notes pursuant to an indenture, dated as of April 12, 2006, by and among Basic, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee (the “Senior Notes Indenture”). Interest on the Senior Notes accrues at a rate of 7.125% per year. Interest payments on the Senior Notes are due semi-annually, on April 15 and October 15.
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
     Pursuant to the Senior Notes Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Senior Notes Indenture. Basic was in compliance with the restrictive covenants at March 31, 2010.
     As part of the issuance of the above-mentioned Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.
     The Senior Notes are jointly and severally guaranteed by Basic and each of its current subsidiaries, other than two immaterial subsidiaries. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations. As of March 31, 2010, these two subsidiaries held no assets and performed no operations.
Senior Secured Notes
     On July 31, 2009, Basic issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of Basic’s current subsidiaries other than two immaterial subsidiaries. As of March 31, 2010, these two subsidiaries held no assets and performed no operations. Under the terms of the sale of the Senior Secured Notes, Basic was required to take appropriate steps to offer to exchange other Senior Secured Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Secured Notes. Basic completed the exchange offer for all of the Senior Secured Notes on November 25, 2009.
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
     The Senior Secured Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by its restricted subsidiaries to Basic; and sell assets (including Collateral under the Security Agreement), or consolidate or merge with or into other companies. These limitations are subject to a number of important exceptions and qualifications. Basic was in compliance with the restrictive covenants at March 31, 2010.
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
     Following a change of control, as defined in the Senior Secured Notes Indenture, holders of the Senior Secured Notes will be entitled to require Basic to purchase all or a portion of the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

     On July 31, 2009, Basic and each of the guarantors party to the Senior Secured Notes Indenture (the “Grantors”) entered into a Security Agreement (the “Security Agreement”) in favor of The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee under the Senior Secured Notes Indenture, to secure payment of the Senior Secured Notes and related guarantees. The Liens (as defined in the Security Agreement) granted by each of the Grantors under the Security Agreement consist of a security interest in all of the following personal property now owned or at any time thereafter acquired by such Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether existing as of the date of the Security Agreement or thereafter coming into existence (together with the Aircraft Collateral (as defined in the Security Agreement), the “Collateral”), as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Grantors under the Senior Secured Notes Indenture, the related Senior Secured Notes and the security documents:
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
     Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2010	2009
Cash payments for interest	$13,419	$2,918
Commitment and other fees paid	8	56
Amortization of debt issuance costs and discount on senior secured notes	844	240
Change in accrued interest	(2,608)	2,521
Other	1	1

	$11,664	$5,736

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
     At March 31, 2010 and December 31, 2009, self-insured risk accruals totaled approximately $12.7 million net of a $146,000 receivable for medical and dental coverage and $12.9 million net of a $75,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
     At March 31, 2010 and December 31, 2009, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
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
     In March 2009, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In March 2010, it was determined that 79,500 shares, or 30% of the target number of shares, were earned based on the Company’s achievement of certain earnings per share growth and return on capital employed performance over the performance period from January 1, 2007 through December 31, 2009, as compared to other members of a defined peer group. These shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2011.
     In March 2010, Basic granted various employees 588,600 unvested shares of common stock which vest over a five-year period.
     During the three months ended March 31, 2010, Basic issued 2,500 shares of common stock from treasury stock for the exercise of stock options.
Treasury Stock
     On October 13, 2008, Basic announced that its Board of Directors authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases are based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During the year ended December 31, 2009, Basic repurchased 809,093 shares at a total price of $6.0 million (an average of $7.41 per share), inclusive of commissions and fees. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 20,327 shares through net share settlements during 2009 and 33,611 shares through net share settlements during the first three months of 2010.
Preferred Stock
     At March 31, 2010 and December 31, 2009, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
8. Incentive Plan
     In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 26, 2009) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 7,100,000 shares. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.
     During the three months ended March 31, 2010 and 2009, compensation expense related to share-based arrangements was approximately $1.2 million and $1.4 million, respectively. For compensation expense recognized during the three months ended March 31, 2010 and 2009, Basic recognized a tax benefit of approximately $409,000 and $485,000 respectively.
     As of March 31, 2010, there was approximately $15.8 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.73 years. The total fair value of share-based awards vested during the three months ended March 31, 2010 and 2009 was approximately $3.6 million and $389,000, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $501,000 and $111,000 for the three months ended March 31, 2010 and 2009, respectively.
Stock Option Awards
     The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Basic is required to estimate the expected forfeiture rate and only recognize expense for those options expected to vest. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

     The following table reflects the summary of stock options outstanding at March 31, 2010 and the changes during the three months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	1,480,925	$11.37
Options granted	—	$—
Options forfeited	(2,000)	$26.84
Options exercised	(2,500)	$6.98
Options expired	(2,750)	$26.84

Outstanding, end of period	1,473,675	$11.33	4.58	$2,274

Exercisable, end of period	1,353,675	$10.10	4.42	$2,274

Vested or expected to vest, end of period	1,468,925	$11.29	4.57	$2,274

     The total intrinsic value of share options exercised during the three months ended March 31, 2010 was approximately $6,000. No share options were exercised for the period ending March 31, 2009.
     Cash received from share option exercises under the Plan was approximately $17,000 for the three months ended March 31, 2010. No share options were exercised for the three months ending March 31, 2009. The actual tax benefit realized for the tax deductions from options exercised was $2,000 for the three months ended March 31, 2010.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
     Restricted Stock Awards
     On March 9, 2010, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to the Company’s achievement of total shareholder return over the performance period from January 1, 2010 through December 31, 2010, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 190,185 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2012. As of March 31, 2010, it was estimated that 133% of the target number of performance-based awards will be earned.

     A summary of the status of the Company’s non-vested share grants at March 31, 2010 and changes during the three months ended March 31, 2010 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,144,133	$13.02
Granted during period	841,546	9.93
Vested during period	(145,859)	21.02
Forfeited during period	(33,440)	10.35

Nonvested at end of period	1,806,380	$10.80

9. Related Party Transactions
     Basic had receivables from employees of approximately $61,000 and $65,000 as of March 31, 2010 and December 31, 2009, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended March 31,
	2010	2009
Numerator (both basic and diluted):
Net income (loss)	$(21,591)	$(182,825)

Denominator:
Denominator for basic earnings per share	39,621,183	39,970,225

Stock options	—	—
Unvested restricted stock	—	—

Denominator for diluted earnings per share	39,621,183	39,970,225

Basic earnings per common share:	$(0.54)	$(4.57)

Diluted earnings per common share:	$(0.54)	$(4.57)

     Stock options and unvested restricted stock shares of approximately 686,000 and 299,000 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2010 and 2009, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods.

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
     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion
	Well	Fluid	and Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total
Three Months Ended March 31, 2010
Operating revenues	$41,796	$52,147	$45,234	$3,789	$—	$142,966
Direct operating costs	(32,100)	(40,940)	(29,723)	(3,270)	—	$(106,033)

Segment profits	$9,696	$11,207	$15,511	$519	$—	$36,933

Depreciation and amortization	$12,140	$9,418	$7,831	$1,834	$1,875	$33,098
Capital expenditures, (excluding acquisitions)	$4,069	$3,156	$2,624	$615	$628	$11,092
Identifiable assets	$238,956	$190,684	$189,603	$40,511	$362,718	$1,022,472

Three Months Ended March 31, 2009
Operating revenues	$48,814	$64,977	$37,259	$3,638	$—	$154,688
Direct operating costs	(36,917)	(44,587)	(25,894)	(3,269)	—	(110,667)

Segment profits	$11,897	$20,390	$11,365	$369	$—	$44,021

Depreciation and amortization	$12,299	$9,216	$7,710	$1,844	$1,668	$32,737
Capital expenditures, (excluding acquisitions)	$5,179	$3,881	$3,246	$777	$701	$13,784
Identifiable assets	$276,386	$212,229	$208,306	$46,458	$349,070	$1,092,449

     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2010	2009
Segment profits	$36,933	$44,021

General and administrative expenses	(25,077)	(29,079)
Depreciation and amortization	(33,098)	(32,737)
Gain (loss) on disposal of assets	(711)	(865)
Goodwill impairment	—	(204,096)

Operating loss	$(21,953)	$(222,756)

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2010	2009
	(In thousands)
Capital leases issued for equipment	$3,348	$13,353
Contingent earnout accrual	$—	$730
Asset retirement obligation additions	$6	$—
     Basic paid no income taxes during the three months ended March 31, 2010 or for the same period in 2009. Basic paid interest of approximately $13.4 million and $2.9 million during the three months ended March 31, 2010 and 2009, respectively.
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
     The Company’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the three months ended March 31, 2010 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2009	$1,969

Additional asset retirement obligation	6
Accretion expense	40

Balance, March 31, 2010	$2,015

14. Subsequent Events
     Management performed an evaluation of the Company’s activity noting no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we purchased businesses and assets in 33 separate acquisitions from January 1, 2005 to March 31, 2010. Our weighted average number of well servicing rigs increased from 305 in 2005 to 405 in the first quarter of 2010 and our weighted average number of fluid service trucks increased from 455 to 791 in the same period. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
Revenues:	2010		2009
Well servicing	$41.8	29%	$48.8	32%
Fluid services	52.1	36%	65.0	42%
Completion and remedial services	45.2	32%	37.3	24%
Contract drilling	3.8	3%	3.6	2%

Total revenues	$142.9	100%	$154.7	100%

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
     During the first seven months of 2008, oil and natural gas prices reached historic highs. However, in the second half of 2008, oil and natural gas prices decreased substantially, which caused significantly lower utilization of our services in the fourth quarter of 2008. In the first half of 2009, utilization and pricing for our services continued to decline from the fourth quarter of 2008. In the third quarter of 2009, oil prices began to increase and remained relatively stable through the first quarter of 2010. These trends in oil prices caused utilization and pricing for our services to stabilize in oil-based areas, as well as to show increased utilization during the first quarter of 2010 as these higher oil price trends have combined with increased natural gas drilling activities in shale plays notwithstanding continued lower natural gas prices.
     We expect that our utilization levels across all of our business segments should show further improvements through 2010 as we reactivate and relocate equipment to meet demand, particularly in our established oil-oriented market areas. Despite current lower natural gas prices, recent discussions with customers indicate demand in our gas-oriented markets should remain at least flat compared to current levels.
     We derive a majority of our revenues from services supporting production from existing oil and gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and natural gas price environments, as ongoing maintenance spending is required to sustain production. As oil and natural gas prices fluctuate, demand for all of our services changes correspondingly as our customers must balance maintenance and capital expenditures against their available cash flows. Because our services are required to support drilling and workover activities, we are also subject to changes in capital spending by our customers as oil and natural gas prices increase or decrease.
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
     We will continue to evaluate opportunities to expand our business through selective acquisitions and internal growth initiatives. Our capital investment decisions are determined by an analysis of the projected return on capital employed for each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention.
Selected Acquisitions
     During the year 2009, we made one acquisition that added to our existing lines of business, and during the first quarter of 2010, we made one acquisition that complemented our existing lines of business.

Segment Overview
Well Servicing
     During the first three months of 2010, our well servicing segment represented 29% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet decreased from a weighted average number of 414 rigs in the first quarter of 2009 to 405 in the first quarter of 2010, due to the retirement of older, less efficient rigs.
     The following is an analysis of our well servicing operations for each of the quarters in 2009, the full year ended December 31, 2009 and the quarter ended March 31, 2010:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24.4%
Second Quarter	414	110,500	37.3%	$329	$78	23.6%
Third Quarter	414	122,900	41.5%	$313	$76	24.4%
Fourth Quarter	410	119,500	40.8%	$309	$77	24.7%
Full Year	413	485,200	41.1%	$331	$80	24.3%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23.2%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour.
     Rig utilization increased to 46.9% in the first quarter of 2010, compared to 40.8% in the fourth quarter of 2009. The increase was caused by improving economic conditions and oil prices stabilizing and remaining at levels that allowed our customers to increase spending. Our segment profit percentage decreased to 23.2% during the first quarter of 2010 from 24.7% during the fourth quarter of 2009 primarily due to lower pricing for our services and increased operating expenses as we bring equipment out of stacked status due to the increased activity levels we experienced in the first quarter of 2010.
Fluid Services
     During the first three months of 2010, our fluid services segment represented 36% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

     The following is an analysis of our fluid services operations for each of the quarters in 2009, the full year ended December 31, 2009 and the quarter ended March 31, 2010 (dollars in thousands):

	Weighted		Segment Profits
	Average Number of	Revenue Per	Per Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2009:
First Quarter	814	$80	$25	31.4%
Second Quarter	808	$61	$17	27.9%
Third Quarter	805	$62	$14	22.7%
Fourth Quarter	794	$64	$13	20.3%
Full Year	805	$267	$69	26.0%
2010:
First Quarter	791	$66	$14	21.5%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     Revenue per fluid service truck increased by 3% to $66,000 in the first quarter of 2010 compared to $64,000 in the fourth quarter of 2009. Segment profit percentage increased to 21.5% in the first quarter of 2010 from 20.3% in the fourth quarter of 2009 due primarily to increases in rates and demand for our services.
Completion and Remedial Services
     During the first three months of 2010, our completion and remedial services segment represented 32% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 140,000 and 139,000 at March 31, 2010 and March 31, 2009, respectively.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters in 2009, the full year ended December 31, 2009 and the quarter ended March 31, 2010 (dollars in thousands):

		Segment
	Revenues	Profits%
2009:
First Quarter	$37,259	30.5%
Second Quarter	$29,373	26.9%
Third Quarter	$32,592	29.1%
Fourth Quarter	$35,594	30.3%
Full Year	$134,818	29.3%
2010:
First Quarter	$45,234	34.3%

     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The increase in completion and remedial revenue to $45.2 million in the first quarter of 2010 from $35.6 million in the fourth quarter of 2009 was caused by higher activity in drilling and completion of new wells. There was also an increase in segment profit percentage to 34.3% in the first quarter of 2010 from 30.3% in the fourth quarter of 2009 due to the increased activity as well as improved pricing for our services.
Contract Drilling
     During the first three months of 2010, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or footage at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet had a weighted average of nine rigs during the four quarters of 2009 and the first quarter of 2010.
     The following is an analysis of our contract drilling segment for each of the quarters in 2009, the full year ended December 31, 2009 and the quarter ended March 31, 2010:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2009:
First Quarter	9	248	$14,700	$1,500	10.1%
Second Quarter	9	314	$12,700	$2,100	16.3%
Third Quarter	9	391	$10,600	$2,200	20.4%
Fourth Quarter	9	417	$11,000	$2,200	19.7%
Full Year	9	1,370	$12,000	$2,000	16.9%
2010:
First Quarter	9	420	$9,000	$1,200	13.7%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The decrease in segment profits percentage to 13.7% in the first quarter of 2010 from 19.7% in the fourth quarter of 2009 was due primarily to continued rate pressure due to high levels of competition.
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

Results of Operations
     The following is a comparison of our results of operations for the three months ended March 31, 2010 compared to the three months ended March 31, 2009. For additional segment-related information and trends, please read “— Segment Overview” above.
     Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009
     Revenues. Revenues decreased by 8% to $143.0 million during the first quarter of 2010 from $154.7 million during the same period in 2009. This decrease was primarily due to lower expenditures by our customers for our services.
     Well servicing revenues decreased by 14% to $41.8 million during the first quarter of 2010 compared to $48.8 million during the same period in 2009. This decrease was due to the decrease in revenue per rig hour to $308 during the first quarter of 2010 from $369 during the first quarter of 2009, as price competition intensified due to fewer workover projects being undertaken. Our average number of well servicing rigs decreased to 405 during the first quarter of 2010 compared to 414 in the same period in 2009.
     Fluid services revenues decreased by 20% to $52.1 million during the first quarter of 2010 compared to $65.0 million in the same period in 2009. Our weighted average number of fluid service trucks decreased to 791 during the first quarter of 2010 from 814 in the same period in 2009, and our revenue per fluid service truck decreased to $66,000 in the first quarter of 2010 compared to $80,000 in the same period in 2009, which reflects declines in both utilization and pricing for these services.
     Completion and remedial services revenues increased by 21% to $45.2 million during the first quarter of 2010 compared to $37.3 million in the same period in 2009. The increase in revenue between these periods was due to improved utilization of equipment due to higher drilling and completion activity as well as improvement in pricing for our services. Total hydraulic horsepower increased to 140,000 at March 31, 2010 from 139,000 at March 31, 2009.
     Contract drilling revenues increased by 4% to $3.8 million during the first quarter of 2010 compared to $3.6 million in the same period in 2009. The number of rig operating days increased to 420 in first quarter of 2010 compared to 248 in the first quarter of 2009. This increase was due to an increase in new well starts in the Permian Basin, in which our rigs operate, offset by lower drilling dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, decreased by 4% to $106.0 million during the first quarter of 2010 from $110.7 million in the same period in 2009. This decrease was primarily due to cost cutting measures by management and lower total revenues.
     Direct operating expenses for the well servicing segment decreased by 13% to $32.1 million during the first quarter of 2010 as compared to $36.9 million for the same period in 2009, while rig hours increased to 135,700 in the first quarter of 2010 from 132,300 for the same period in 2009. The decrease in direct operating expense is primarily due to cost cutting measures enacted throughout 2009. Segment profits were slightly lower at 23% of revenues during the first quarter of 2010 compared to 24% for the same period in 2009 mainly due to lower pricing for our services. In addition, we incurred additional repair and maintenance costs as equipment was brought out of stacked status to meet the activity levels we experienced in the first quarter of 2010.
     Direct operating expenses for the fluid services segment decreased by 8% to $40.9 million during the first quarter of 2010 as compared to $44.6 million for the same period in 2009. Segment profits were 22% of revenues during the first quarter of 2010 compared to 31% for the same period in 2009, primarily due to lower activity levels and price competition.
     Direct operating expenses for the completion and remedial services segment increased by 15% to $29.7 million during the first quarter of 2010 as compared to $25.9 million for the same period in 2009 due primarily to increased activity levels. Segment profits increased to 34% of revenues during the first quarter of 2010 compared to 31% for the same period in 2009, due to higher utilization of services and improved pricing for services.
     Direct operating expenses for the contract drilling segment were $3.3 million during the first quarter of 2010 and for the same period in 2009. Segment profits for this segment were 14% of revenues during the first quarter of 2010 compared to 10% for the same period in 2009, due to cost cutting measures.

     General and Administrative Expenses. General and administrative expenses decreased by 14% to $25.1 million during the first quarter of 2010 from $29.1 million for the same period in 2009, which included $1.2 million and $1.4 million in stock-based compensation expense during the first quarter of 2010 and 2009, respectively. The decrease is primarily due to cost cutting measures by management.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $33.1 million during the first quarter of 2010 as compared to $32.7 million for the same period in 2009, reflecting the increase in the size of and investment in our asset base, due to acquisitions as well as the internal expansion of our business segments.
     Goodwill Impairment. In the first quarter of 2009, we recorded a non-cash charge totaling $204.1 million for impairment of all of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments as of March 31, 2009. There was no impairment in the first quarter of 2010.
     Interest Expense. Interest expense increased by 103% to $11.7 million during the first quarter of 2010 compared to $5.7 million for the same period in 2009. The increase was due to the issuance of the $225.0 million of 11.625% Senior Secured Notes due 2014 in July 2009.
     Income Tax Expense. There was an income tax benefit of $11.9 million during the first quarter of 2010 as compared to an income tax benefit of $45.3 million for the same period in 2009. Our effective tax rate during the first quarter of 2010 and 2009 was approximately 36% and 20%, respectively. Our effective tax rate was lower in the first quarter of 2009 due to the $204.1 million goodwill impairment of which a portion was not deductible for tax purposes.
Liquidity and Capital Resources
     As of March 31, 2010, our primary capital resources were net cash flows from our operations and utilization of capital leases. As of March 31, 2010, we had unrestricted cash and cash equivalents of $105.9 million compared to $125.4 million as of December 31, 2009. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash used in operating activities was $597,000 for the three months ended March 31, 2010 as compared to cash provided by operating activities of $60.8 million during the same period in 2009. Operating cash flow in the first quarter of 2010 was lower mainly due to the decrease in total revenues.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first three months of 2010 were $11.8 million as compared to $14.9 million in the same period of 2009. We added $3.3 million of additional assets through our capital lease program during the first three months of 2010 compared to $13.4 million in the same period in 2009.
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
Senior Notes
     In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “Senior Notes”). The Senior Notes are jointly and severally guaranteed by each of our current subsidiaries, other than two immaterial subsidiaries. As of March 31, 2010, these two subsidiaries held no assets and performed no operations. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
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
     Following a change of control, as defined in the Senior Notes Indenture, we will be required to make an offer to repurchase all or any portion of the Senior Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
Senior Secured Notes
     On July 31, 2009, we issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of our current subsidiaries other than two immaterial subsidiaries. As of March 31, 2010, these two subsidiaries held no assets and performed no operations.
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
     Following a change of control, as defined in the Senior Secured Notes Indenture, holders of the Senior Secured Notes will be entitled to require us to purchase all or a portion of the Senior Secured Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
     On July 31, 2009, Basic and each of the guarantors party to the Senior Secured Notes Indenture (the “Grantors”) entered into a Security Agreement (the “Security Agreement”) in favor of The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee under the Senior Secured Notes Indenture, to secure payment of the Senior Secured Notes and related guarantees. The Liens (as defined in the Security Agreement) granted by each of the Grantors under the Security Agreement consist of a security interest in all of the following personal property now owned or at any time thereafter acquired by such Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether existing as of the date of the Security Agreement or thereafter coming into existence (together with the Aircraft Collateral (as defined in the Security Agreement), the “Collateral”), as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Grantors under the Senior Secured Notes Indenture, the related Senior Secured Notes and the security documents:
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

Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of March 31, 2010, we had total capital leases of approximately $59.9 million.
Credit Rating Agencies
     Our Senior Notes are currently rated B- and Caa1 by Standard and Poor’s and Moody’s, respectively. Our Senior Secured Notes are currently rated B+ and Ba3 by Standard and Poor’s and Moody’s, respectively.
Preferred Stock
     At March 31, 2010 and December 31, 2009, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition or results of operations.
Net Operating Losses
     As of March 31, 2010, we had approximately $2.3 million of net operating loss carryforwards related to the pre-acquisition period of a 2003 acquisition, which are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
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
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (ASU No. 2010-09). ASU No. 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This update became effective January 1, 2010. The Company will no longer disclose the date through which subsequent events have been evaluated.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2010, we have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended March 31, 2010 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share	Announced Program	the Program
January 1 — January 31	—	$—	—	$—
February 1 — February 28	1,909	$9.17	—	$—
March 1 — March 31	31,702	$8.83	—	$—
Total	33,611	$8.85	—	$—

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed March 19, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4. 10*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.11*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

10.1*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.2*	Form of Performance-Based Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: April 30, 2010

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed March 19, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.10*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.11*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

10.1*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.2*	Form of Performance-Based Award Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference