Form 10-Q
period 2010-06-30
BASIC ENERGY SERVICES INC
filed 2010-07-30
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     41,267,671 shares of the registrant’s Common Stock were outstanding as of July 23, 2010.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$73,775	$125,357
Restricted cash	15,247	14,123
Trade accounts receivable, net of allowance of $3,804 and $4,757, respectively	117,941	85,945
Accounts receivable — related parties	57	65
Income tax receivable	76,886	61,786
Inventories	20,320	10,962
Prepaid expenses	4,717	6,158
Other current assets	7,768	9,831
Deferred tax assets	8,770	8,941

Total current assets	325,481	323,168

Property and equipment, net	633,965	666,642
Deferred debt costs, net of amortization	7,287	8,041
Goodwill	2,023	2,806
Other intangible assets, net of amortization	36,911	35,807
Other assets	6,058	3,077

Total assets	$1,011,725	$1,039,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$26,229	$22,850
Accrued expenses	48,396	42,196
Current portion of long-term debt	24,707	25,967
Other current liabilities	1,580	504

Total current liabilities	100,912	91,517

Long-term debt, less unamortized discount on senior secured notes of $10,426 and $11,363, respectively	470,928	475,845
Deferred tax liabilities	119,743	122,221
Other long-term liabilities	10,286	9,809

Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2010 and December 31, 2009, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued, and 41,268,210 shares outstanding at June 30, 2010; 42,394,809 shares issued, and 40,663,979 shares outstanding at December 31, 2009.	424	424
Additional paid-in capital	332,782	330,553
Retained earnings (deficit)	(15,656)	23,135
Treasury stock, at cost, 1,126,599 and 1,730,830 shares at June 30, 2010 and December 31, 2009, respectively	(7,694)	(13,963)

Total stockholders’ equity	309,856	340,149

Total liabilities and stockholders’ equity	$1,011,725	$1,039,541

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$49,529	$36,399	$91,325	$85,213
Fluid services	58,801	49,088	110,948	114,065
Completion and remedial services	61,533	29,373	106,767	66,632
Contract drilling	5,269	3,988	9,058	7,626

Total revenues	175,132	118,848	318,098	273,536

Expenses:
Well servicing	36,734	27,825	68,834	64,742
Fluid services	43,425	35,381	84,365	79,968
Completion and remedial services	37,660	21,484	67,383	47,378
Contract drilling	3,725	3,338	6,995	6,607
General and administrative, including stock-based compensation of $1,439 and $1,290 in three months ended June 30, 2010 and 2009, and $2,589 and $2,665 in the six months ended June 30, 2010 and 2009, respectively	26,820	27,424	51,897	56,503
Depreciation and amortization	34,250	32,413	67,348	65,150
Loss on disposal of assets	463	474	1,174	1,339
Goodwill impairment	—	(82)	—	204,014

Total expenses	183,077	148,257	347,996	525,701

Operating loss	(7,945)	(29,409)	(29,898)	(252,165)

Other income (expense):
Interest expense	(11,778)	(5,974)	(23,442)	(11,710)
Interest income	24	173	50	393
Gain on bargain purchase	1,772	—	1,772	—
Other income (expense)	111	118	192	252

Loss from continuing operations before income taxes	(17,816)	(35,092)	(51,326)	(263,230)

Income tax benefit	7,144	13,856	19,063	59,169

Net loss	$(10,672)	$(21,236)	$(32,263)	$(204,061)

Earnings per share of common stock:
Basic	$(0.27)	$(0.54)	$(0.81)	$(5.13)

Diluted	$(0.27)	$(0.54)	$(0.81)	$(5.13)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2009	42,394,809	$424	$330,553	$(13,963)	$23,135	$340,149

Issuances of restricted stock	—	—	—	6,501	(6,501)	—
Amortization of share-based compensation	—	—	2,589	—	—	2,589
Purchase of treasury stock	—	—	—	(316)	—	(316)
Exercise of stock options / vesting of restricted stock	—	—	(360)	84	(27)	(303)
Net loss	—	—	—	—	(32,263)	(32,263)

Balance — June 30, 2010 (unaudited)	42,394,809	$424	$332,782	$(7,694)	$(15,656)	$309,856

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(32,263)	$(204,061)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,348	65,150
Gain on bargain purchase	(1,772)	—
Goodwill impairment	—	204,014
Accretion on asset retirement obligation	81	73
Change in allowance for doubtful accounts	(953)	558
Amortization of deferred financing costs	762	630
Amortization of discount on senior secured notes	937	—
Non-cash compensation	2,589	2,665
(Gain) loss on disposal of assets	1,174	1,339
Deferred income taxes	(3,311)	(31,507)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(30,886)	73,385
Inventories	(1,439)	658
Prepaid expenses and other current assets	3,747	3,380
Other assets	(2,981)	(219)
Accounts payable	3,379	(10,507)
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	360	317
Income tax payable	(15,460)	(24,213)
Other liabilities	1,587	(243)
Accrued expenses	5,505	(8,370)

Net cash provided by (used in) operating activities	(1,596)	73,049

Cash flows from investing activities:
Purchase of property and equipment	(25,555)	(25,187)
Proceeds from sale of assets	1,787	1,912
Change in restricted cash	(1,124)	—
Payments for other long-term assets	(350)	(995)
Payments for businesses, net of cash acquired	(10,312)	(1,190)

Net cash used in investing activities	(35,554)	(25,460)

Cash flows from financing activities:
Payments of debt	(13,805)	(15,475)
Purchase of treasury stock	(316)	(6,104)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	(360)	(317)
Tax withholding from exercise of stock options	(8)	(5)
Exercise of employee stock options	65	37
Deferred loan costs and other financing activities	(8)	(2,556)

Net cash used in financing activities	(14,432)	(24,420)

Net increase (decrease) in cash and equivalents	(51,582)	23,169

Cash and cash equivalents — beginning of period	125,357	111,135

Cash and cash equivalents — end of period	$73,775	$134,304

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2010 (unaudited)
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

Revenue Recognition
     Well Servicing — Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services and rig manufacturing and servicing. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices well servicing by the hour or by the day of service performed.
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
Inventories
     For Rental and Fishing Tools, inventories consisting mainly of grapples and drill bits are stated at the lower of cost or market, with cost being determined on the average cost method. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.
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

     Basic’s goodwill and trade name intangibles are considered to have an indefinite useful economic life and are not amortized. Basic assesses impairment of its goodwill and trade name intangibles annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the assets have decreased below their carrying value. A two-step process is required for testing impairment of goodwill. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.
     The Company performed an assessment of goodwill as of March 31, 2009. A “triggering event” requiring this assessment was deemed to have occurred because the oil and gas services industry continued to decline in the first quarter of 2009 and the Company’s common stock price declined by 50% from December 31, 2008 to March 31, 2009. For Step One of the impairment testing, the Company tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. The Company’s contract drilling reporting unit did not carry any goodwill, and was not subject to the test.
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
     Deferred debt costs were approximately $10.4 million net of accumulated amortization of $3.1 million and $10.4 million net of accumulated amortization of $2.3 million at June 30, 2010 and December 31, 2009, respectively. Amortization of deferred debt costs totaled approximately $380,000 and $391,000 for the three months ended June 30, 2010 and 2009, respectively. Amortization of deferred debt costs totaled approximately $762,000 and $630,000 for the six months ended June 30, 2010 and 2009, respectively
     The Company recorded a charge of $3.5 million during the third quarter of 2009 related to the write-down of debt costs associated with the Company’s revolving credit facility. The revolving credit facility was terminated on July 31, 2009. Additionally, the Company incurred $5.2 million of deferred debt costs associated with the issuance of the Company’s Senior Secured Notes on July 31, 2009.
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment December 31 of each year.

     Basic had trade names of $1.6 million and $0 as of June 30, 2010 and December 31, 2009, respectively. Trade names have an indefinite life and are tested for impairment annually.
     The changes in the carrying amount of goodwill for the six months ended June 30, 2010, are as follows (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract
	Servicing	Services	Services	Drilling	Total
Balance as of December 31, 2009	$—	$89	$2,717	$—	$2,806
Goodwill adjustments	—	218	(1,001)	—	(783)

Balance as of June 30, 2010	$—	$307	$1,716	$—	$2,023
     Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $38.3 million as of June 30, 2010 and $37.9 million as of December 31, 2009, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.3 million and $4.4 million at June 30, 2010 and December 31, 2009, respectively. The gross carrying amount of rig engineering plans subject to amortization was $746,000 and $0 as of June 30,2010 and December 31,2009, respectively. Accumulated amortization related to these intangible assets totaled approximately $8.0 million and $6.5 million at June 30, 2010 and December 31, 2009, respectively. Amortization expense for the three months ended June 30, 2010 and 2009 was approximately $844,000 and $803,000, respectively. Amortization expense for the six months ended June 30, 2010 and 2009 was approximately $1.7 million and $1.6 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of June 30, 2010 were $1.4 million, $2.8 million, $25.8 million and $5.3 million for well servicing, fluid services, completion and remedial services, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality.
     Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.
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
Income Taxes
     Basic recognizes deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax basis. Deferred tax assets and liabilities are measured using statutory tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rate is recognized in the period that includes the statutory enactment date. A valuation allowance for deferred tax assets is recognized when it is more likely than not that the benefit of deferred tax assets will not be realized.
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
     Basic did not have any one customer which represented 10% or more of consolidated revenue during the three months ended June 30, 2010 or 2009.

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
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update became effective for the Company on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which become effective January 1, 2011. This update will not change the techniques the Company uses to measure fair values and is not expected to have a material impact on the Company’s consolidated financial statements.
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (ASU No. 2010-09). ASU No. 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This update became effective January 1, 2010. The Company will no longer disclose the date through which subsequent events have been evaluated.

3. Acquisitions
     In the first six months of 2010 and for the year ended December 31, 2009, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values at the date of acquisition (in thousands):

		Total Cash Paid (net of
	Closing Date	cash acquired)
Team Snubbing Services, Inc.	December 28, 2009	$7,010

Total 2009		$7,010

Rocky Mountain Cementers, Inc.	March 1, 2010	$687

New Tech Systems, Inc	April 20, 2010	$900

Taylor Rig, LLC	May 3, 2010	$8,699

Total 2010		$10,286

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. Basic does not believe the pro forma effect of any of the acquisitions completed in 2009 or 2010 are material, either individually or when aggregated, to the reported results of operations.
     In conjunction with the Taylor Rig, LLC acquisition, Basic acquired assets and liablilities worth approximately $10.5 million. The excess of the fair value of the assets and liabilities acquired over the purchase price was recorded as a bargain purchase gain on acquisition, in accordance with accounting standards.
Contingent Earn-out Arrangements and Purchase Price Allocations
     Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. For acquisitions that occurred prior to January 1, 2009, all amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisition or compensation expense depending on the terms and conditions of the earn-out arrangement. For any acquisition that occurred after December 31, 2008, the contingent earn-out is measured at fair value at the date of acquisition and any adjustments to that fair value are recorded through the statement of operations.

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Land	$6,921	$5,992
Buildings and improvements	38,498	34,694
Well service units and equipment	390,811	384,195
Fluid services equipment	138,141	135,246
Brine and fresh water stations	10,705	10,606
Frac/test tanks	135,814	132,057
Pressure pumping equipment	161,574	163,869
Construction equipment	26,229	25,641
Contract drilling equipment	61,138	60,133
Disposal facilities	62,788	57,457
Vehicles	37,159	38,383
Rental equipment	40,737	38,660
Aircraft	4,251	4,251
Software	22,230	20,057
Other	7,415	9,712

	1,144,411	1,120,953
Less accumulated depreciation and amortization	510,446	454,311

Property and equipment, net	$633,965	$666,642

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
Light vehicles	$24,984	$25,019
Well service units and equipment	2,418	2,100
Fluid services equipment	69,437	64,734
Pressure pumping equipment	17,754	17,440
Construction equipment	1,510	1,034
Software	15,548	10,231
Other	244	—

	131,895	120,558
Less accumulated amortization	55,669	45,603

	$76,226	$74,955

     Amortization of assets held under capital leases of approximately $5.9 million and $5.1 million for the three months ended June 30, 2010 and 2009 and $10.9 million and $10.1 million for the six months ended June 30, 2010 and 2009, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009
7.125% Senior Notes	$225,000	$225,000
11.625% Senior Secured Notes	225,000	225,000
Unamortized discount	(10,426)	(11,363)
Capital leases and other notes	56,061	63,175

	495,635	501,812
Less current portion	24,707	25,967

	$470,928	$475,845

Senior Notes
     On April 12, 2006, Basic issued $225.0 million of 7.125% Senior Notes due April 2016 (the “Senior Notes”) in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on Basic’s $90.0 million Term B Loan and to pay down approximately $96.0 million under Basic’s previous revolving credit facility. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, Basic was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. Basic completed the exchange offer for all of the Senior Notes on October 16, 2006.
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
     Pursuant to the Senior Notes Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Senior Notes Indenture. Basic was in compliance with the restrictive covenants at June 30, 2010.
     As part of the issuance of the above-mentioned Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.
     The Senior Notes are jointly and severally guaranteed by Basic and each of its current subsidiaries, other than two immaterial subsidiaries. As of June 30, 2010, these two subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.
Senior Secured Notes
     On July 31, 2009, Basic issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of Basic’s current subsidiaries other than two immaterial subsidiaries. As of June 30, 2010, these two subsidiaries held no assets and performed no operations. Under the terms of the sale of the Senior Secured Notes, Basic was required to take appropriate steps to offer to exchange other Senior Secured Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Secured Notes. Basic completed the exchange offer for all of the Senior Secured Notes on November 25, 2009.
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
     The Senior Secured Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by its restricted subsidiaries to Basic; and sell assets (including Collateral under the Security Agreement), or consolidate or merge with or into other companies. These limitations are subject to a number of important exceptions and qualifications. Basic was in compliance with the restrictive covenants at June 30, 2010.
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
     (vi)all Goods (as defined in the Security Agreement);
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

     Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2010	2009
Cash payments for interest	$21,802	$12,263
Commitment and other fees paid	9	157
Amortization of debt issuance costs and discount on senior secured notes	1,699	630
Change in accrued interest	(73)	(1,345)
Other	5	5

	$23,442	$11,710

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
     At June 30, 2010 and December 31, 2009, self-insured risk accruals totaled approximately $13.1 million net of a $402,000 receivable for medical and dental coverage and $12.9 million net of a $75,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
     At June 30, 2010 and December 31, 2009, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.

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
     During the six months ended June 30, 2010, Basic issued 8,250 shares of common stock from treasury stock for the exercise of stock options.
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
Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 20,327 shares through net share settlements during 2009 and 35,718 shares through net share settlements during the first six months of 2010.
Preferred Stock
     At June 30, 2010 and December 31, 2009, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
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
     During the three months ended June 30, 2010 and 2009, compensation expense related to share-based arrangements was approximately $1.4 million and $1.3 million, respectively. For compensation expense recognized during the three months ended June 30, 2010 and 2009, Basic recognized a tax benefit of approximately $577,000 and $509,000, respectively. During the six months ended June 30, 2010 and 2009, compensation expense related to share-based arrangements was approximately $2.6 million and $2.7 million, respectively. For compensation expense recognized during the six months ended June 30, 2010 and 2009, Basic recognized a tax benefit of approximately $962,000 and $992,000, respectively.

     As of June 30, 2010, there was approximately $14.4 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.49 years. The total fair value of share-based awards vested during the six months ended June 30, 2010 and 2009 was approximately $3.8 million and $3.9 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $578,000 and $149,000 for the six months ended June 30, 2010 and 2009, respectively.
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
     The following table reflects the summary of stock options outstanding at June 30, 2010 and the changes during the six months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding,
beginning of period	1,480,925	$11.37
Options granted	—
Options forfeited	(2,000)	$26.84
Options exercised	(8,250)	$6.98
Options expired	(6,500)	$26.84

Outstanding, end of period	1,464,175	$11.31	4.32	$2,259

Exercisable, end of period	1,344,175	$10.06	4.16	$2,259

Vested or expected to vest, end of period	1,441,675	$11.08	4.30	$2,259

     The total intrinsic value of share options exercised during the six months ended June 30, 2010 and 2009 was approximately $24,000 and $15,000, respectively.
     Cash received from share option exercises under the Plan was approximately $58,000 and $35,000 for the six months ended June 30, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from options exercised was $9,000 and $6,000 for the six months ended June 30, 2010 and 2009, respectively.
     The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
     Restricted Stock Awards
     On March 9, 2010, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to the Company’s achievement of total shareholder return over the performance period from January 1, 2010 through December 31, 2010, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 190,185 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2012. As of June 30, 2010, it was estimated that 133% of the target number of performance-based awards will be earned.

     A summary of the status of the Company’s non-vested share grants at June 30, 2010 and changes during the six months ended June 30, 2010 is presented in the following table:

	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,144,133	$13.02
Granted during period	849,546	9.92
Vested during period	(164,159)	19.78
Forfeited during period	(44,390)	10.44

Nonvested at end of period	1,785,130	$10.97

9. Related Party Transactions
     Basic had receivables from employees of approximately $57,000 and $65,000 as of June 30, 2010 and December 31, 2009, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net loss	$(10,672)	$(21,236)	$(32,263)	$(204,061)

Denominator:

Denominator for basic earnings per share	39,724,030	39,574,561	39,672,891	39,773,857

Stock options	—	—	—	—
Unvested restricted stock	—	—	—	—

Denominator for diluted earnings per share	39,724,030	39,574,561	39,672,891	39,773,857

Basic earnings per common share:	$(0.27)	$(0.54)	$(0.81)	$(5.13)

Diluted earnings per common share:	$(0.27)	$(0.54)	$(0.81)	$(5.13)

     Stock options and unvested restricted stock shares of approximately 524,000 and 409,000 were excluded in the computation of diluted earnings per share for the three months ended June 30, 2010 and June 30, 2009, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods. Stock options and unvested restricted stock shares of approximately 859,000 and 443,000 were excluded in the computation of diluted earnings per share for the six months ended June 30, 2010 and June 30, 2009, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods.
11. Business Segment Information
     Basic’s reportable business segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. The following is a description of the segments:

     Well Servicing: This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and gas well and to plug and abandon a well at the end of its productive life. Well servicing equipment and capabilities such as Basic’s are essential to facilitate most other services performed on a well. The segment also includes the manufacturing, refurbishment and servicing of mobile well servicing rigs and associated equipment.
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

     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion
	Well	Fluid	and Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total
Three Months Ended June 30, 2010 (Unaudited)
Operating revenues	$49,529	$58,801	$61,533	$5,269	$—	$175,132
Direct operating costs	(36,734)	(43,425)	(37,660)	(3,725)	—	$(121,544)

Segment profits	$12,795	$15,376	$23,873	$1,544	$—	$53,588

Depreciation and amortization	$12,562	$9,478	$8,121	$1,882	$2,207	$34,250
Capital expenditures, (excluding acquisitions)	$5,305	$4,013	$3,429	$795	$921	$14,463

Three Months Ended June 30, 2009 (Unaudited)
Operating revenues	$36,399	$49,088	$29,373	$3,988	$—	$118,848
Direct operating costs	(27,825)	(35,381)	(21,484)	(3,338)	—	(88,028)

Segment profits	$8,574	$13,707	$7,889	$650	$—	$30,820

Depreciation and amortization	$12,127	$9,131	$7,653	$1,803	$1,699	$32,413
Capital expenditures, (excluding acquisitions)	$4,266	$3,212	$2,693	$634	$598	$11,403

Six Months Ended June 30, 2010 (Unaudited)
Operating revenues	$91,325	$110,948	$106,767	$9,058	$—	$318,098
Direct operating costs	(68,834)	(84,365)	(67,383)	(6,995)	—	$(227,577)

Segment profits	$22,491	$26,583	$39,384	$2,063	$—	$90,521

Depreciation and amortization	$24,703	$18,895	$15,952	$3,716	$4,082	$67,348
Capital expenditures, (excluding acquisitions)	$9,373	$7,170	$6,053	$1,410	$1,549	$25,555
Identifiable assets	$245,041	$183,971	$185,854	$39,624	$357,235	$1,011,725
Six Months Ended June 30, 2009 (Unaudited)
Operating revenues	$85,213	$114,065	$66,632	$7,626	$—	$273,536
Direct operating costs	(64,742)	(79,968)	(47,378)	(6,607)	—	(198,695)

Segment profits	$20,471	$34,097	$19,254	$1,019	$—	$74,841

Depreciation and amortization	$24,375	$18,353	$15,383	$3,624	$3,415	$65,150
Capital expenditures, (excluding acquisitions)	$9,423	$7,095	$5,947	$1,401	$1,321	$25,187
Identifiable assets	$268,207	$205,577	$202,563	$44,544	$347,502	$1,068,393
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Segment profits	$53,588	$30,820	$90,521	$74,841

General and administrative expenses	(26,820)	(27,424)	(51,897)	(56,503)
Depreciation and amortization	(34,250)	(32,413)	(67,348)	(65,150)
Loss on disposal of assets	(463)	(474)	(1,174)	(1,339)
Goodwill impairment	—	82	—	(204,014)

Operating loss	$(7,945)	$(29,409)	$(29,898)	$(252,165)

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2010	2009
	(In thousands)
Capital leases issued for equipment	$6,691	$15,426
Contingent earnout accrual	$—	$909
Asset retirement obligation additions	$12	$12
     Basic paid no income taxes during the six months ended June 30, 2010 or for the same period in 2009. Basic paid interest of approximately $21.8 million and $12.3 million during the six months ended June 30, 2010 and 2009, respectively.
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

     The Company’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the six months ended June 30, 2010 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2009	$1,969

Additional asset retirement obligation	12
Accretion expense	81

Balance, June 30, 2010	$2,062

14. Subsequent Events
     Management performed an evaluation of the Company’s activity noting no subsequent events.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
     We provide a wide range of well site services to oil and gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we purchased businesses and assets in 35 separate acquisitions from January 1, 2005 to June 30, 2010. Our weighted average number of well servicing rigs increased from 305 in 2005 to 404 in the second quarter of 2010, and our weighted average number of fluid service trucks increased from 455 to 797 in the same period. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
Revenues:	2010		2009

Well servicing	$91.3	29%	$85.2	31%
Fluid services	$110.9	35%	114.1	42%
Completion and remedial services	$106.8	33%	66.6	24%
Contract drilling	$9.1	3%	7.6	3%

Total revenues	$318.1	100%	$273.5	100%

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
     During the first seven months of 2008, oil and natural gas prices reached historic highs. However, in the second half of 2008, oil and natural gas prices decreased substantially, which caused significantly lower utilization of our services in the fourth quarter of

2008. In the first half of 2009, utilization and pricing for our services continued to decline from the fourth quarter of 2008. In the third quarter of 2009, oil prices began to increase and remained relatively stable through the second quarter of 2010. These trends in oil prices caused utilization and pricing for our services to stabilize in oil-based areas, as well as to show increased utilization during the first half of 2010 as these higher oil price trends have combined with increased natural gas drilling activities in shale plays notwithstanding continued lower natural gas prices.
     We expect that our utilization levels across all of our business segments should show further improvements through 2010 as we reactivate and relocate equipment to meet demand, particularly in our established oil-oriented market areas. Despite current lower natural gas prices, discussions with customers indicate that demand in our gas-oriented markets should remain at least flat compared to current levels.
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
Selected Acquisitions
     During 2009, we made one acquisition that added to our existing lines of business, and during the first six months of 2010, we made three acquisitions that complemented our existing lines of business.
Taylor Rig, LLC
     On May 3, 2010, we acquired substantially all of the operating assets of Taylor Rig, LLC for $8.7 million in cash. This acquisition has been included in our well servicing line of business.
Segment Overview
Well Servicing
     During the first six months of 2010, our well servicing segment represented 29% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet decreased from a weighted average number of 414 rigs in the first quarter of 2009 to 404 in the second quarter of 2010, due to the retirement of older, less efficient rigs.
     The following is an analysis of our well servicing operations for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24%
Second Quarter	414	110,500	37.3%	$329	$78	24%
Third Quarter	414	122,900	41.5%	$313	$76	24%
Fourth Quarter	410	119,500	40.8%	$309	$77	25%
Full Year	413	485,200	41.1%	$331	$80	24%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour. Revenue per rig hour calculations do not include revenues from rig manufacturing and maintenance.
     Rig utilization increased to 53% in the second quarter of 2010, compared to 47% in the first quarter of 2010. The increase was caused by improving economic conditions and oil prices stabilizing and remaining at levels that allowed our customers to increase spending. Our segment profit percentage increased to 26% during the second quarter of 2010 from 23% during the first quarter of 2010. This increase was primarily due to improved utilization and pricing as indicated by the increase in revenue per rig hour to $316 in the second quarter of 2010 from $308 in the first quarter of 2010.
Fluid Services
     During the first six months of 2010, our fluid services segment represented 35% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

     The following is an analysis of our fluid services operations for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010 (dollars in thousands):

	Weighted		Segment Profits
	Average Number of	Revenue Per	Per Fluid
	Fluid Service	Fluid Service	Service	Segment
	Trucks	Truck	Truck	Profits%
2009:
First Quarter	814	$80	$25	31%
Second Quarter	808	$61	$17	28%
Third Quarter	805	$62	$14	23%
Fourth Quarter	794	$64	$13	20%
Full Year	805	$267	$69	26%
2010:
First Quarter	791	$66	$14	22%
Second Quarter	797	$74	$19	26%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     Revenue per fluid service truck increased by 12% to $74,000 in the second quarter of 2010 compared to $66,000 in the first quarter of 2010. Segment profit percentage increased to 26% in the second quarter of 2010 from 22% in the first quarter of 2010 due primarily to increases in rates and demand for our services.
Completion and Remedial Services
     During the first six months of 2010, our completion and remedial services segment represented 33% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 142,000 and 139,000 at June 30, 2010 and June 30, 2009, respectively.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010 (dollars in thousands):

		Segment
	Revenues	Profits%
2009:
First Quarter	$37,259	31%
Second Quarter	$29,373	27%
Third Quarter	$32,592	29%
Fourth Quarter	$35,594	30%
Full Year	$134,818	29%
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.

     The increase in completion and remedial services revenue to $61.5 million in the second quarter of 2010 from $45.2 million in the first quarter of 2010 was caused by higher activity in the drilling and completion of new wells. There was also an increase in segment profit percentage to 39% in the second quarter of 2010 from 34% in the first quarter of 2010 due to the increased activity as well as improved pricing for our services.
Contract Drilling
     During the first six months of 2010, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven day work week per rig. Our contract drilling rig fleet had a weighted average of nine rigs during the four quarters of 2009 and the first and second quarters of 2010.
     The following is an analysis of our contract drilling segment for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010 and June 30, 2010:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2009:
First Quarter	9	248	$14,700	$1,500	10%
Second Quarter	9	314	$12,700	$2,100	16%
Third Quarter	9	391	$10,600	$2,200	20%
Fourth Quarter	9	417	$11,000	$2,200	20%
Full Year	9	1,370	$12,000	$2,000	17%
2010:
First Quarter	9	420	$9,000	$1,200	14%
Second Quarter	9	527	$10,000	$2,900	29%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The increase in segment profits percentage to 29% in the second quarter of 2010 from 14% in the first quarter of 2010 was due primarily to increased activity and improved pricing.
Operating Cost Overview
     Our operating costs are comprised primarily of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. The majority of our employees are paid on an hourly basis. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Compensation for our administrative personnel in local operating yards and in our corporate office is accounted for as general and administrative expenses. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks and other equipment in our fleet, employee payroll and safety record.
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
     Impairments. We review our assets for impairment at least annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Provisions for asset impairment are charged to income when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s carrying amount. When impairment is indicated, an impairment charge is recorded based on an estimate of future cash flows on a discounted basis.
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
Results of Operations
     The following is a comparison of our results of operations for the three months and six months ended June 30, 2010 compared to the three months and six months ended June 30, 2009, respectively. For additional segment-related information and trends, please read “— Segment Overview” above.
     Three Months Ended June 30, 2010 Compared to Three Months Ended June 30, 2009
     Revenues. Revenues increased by 47% to $175.1 million during the second quarter of 2010 from $118.8 million during the same period in 2009. This increase was primarily due to increased demand by our customers for our services, which resulted from higher commodity prices and drilling activity among our customers.
     Well servicing revenues increased by 36% to $49.5 million during the second quarter of 2010 compared to $36.4 million during the same period in 2009. The higher revenues were due mainly to the 39% increase in rig hours to 153,900 during the second quarter of 2010 from 110,500 during the second quarter of 2009. The revenue increase from higher rig hours was partially offset by the decrease in revenue per rig hour to $316 during the second quarter of 2010 from $329 during the second quarter of 2009. Our average number of well servicing rigs decreased to 404 during the second quarter of 2010 compared to 414 in the same period in 2009.

     Fluid services revenues increased by 20% to $58.8 million during the second quarter of 2010 compared to $49.1 million in the same period in 2009. Our revenue per fluid service truck increased 21% to $74,000 in the second quarter of 2010 compared to $61,000 in the same period in 2009, which reflects increases in both utilization and pricing for these services. Our weighted average number of fluid service trucks decreased to 797 during the second quarter of 2010 from 808 in the same period in 2009.
     Completion and remedial services revenues increased by 109% to $61.5 million during the second quarter of 2010 compared to $29.4 million in the same period in 2009. The increase in revenue between these periods was due to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. Total hydraulic horsepower increased to 142,000 at June 30, 2010 from 139,000 at June 30, 2009.
     Contract drilling revenues increased by 32% to $5.3 million during the second quarter of 2010 compared to $4.0 million in the same period in 2009. The number of rig operating days increased 68% to 527 in the second quarter of 2010 compared to 314 in the second quarter of 2009. This increase was due to an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, offset by lower dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 38% to $121.5 million during the second quarter of 2010 from $88.0 million in the same period in 2009. This increase was primarily due to increased activity in each of our four business segments.
     Direct operating expenses for the well servicing segment increased by 32% to $36.7 million during the second quarter of 2010 as compared to $27.8 million for the same period in 2009, while rig hours increased 39% to 153,900 in the second quarter of 2010 from 110,500 for the same period in 2009. The smaller increase in direct operating expenses in comparison to rig hours is due to cost reduction and other efficiency measures we implemented in prior quarters. Segment profits were 2% higher at 26% of revenues during the second quarter of 2010 compared to 24% for the same period in 2009 due to these cost cutting measures.
     Direct operating expenses for the fluid services segment increased by 23% to $43.4 million during the second quarter of 2010 as compared to $35.4 million for the same period in 2009. Segment profits were 26% of revenues during the second quarter of 2010 compared to 28% for the same period in 2009, mainly due to higher costs associated with increased activity levels.
     Direct operating expenses for the completion and remedial services segment increased by 75% to $37.7 million during the second quarter of 2010 as compared to $21.5 million for the same period in 2009 due primarily to increased activity levels. Segment profits increased to 39% of revenues during the second quarter of 2010 compared to 27% for the same period in 2009, due to higher utilization of our services and improved pricing for our services.
     Direct operating expenses for the contract drilling segment were $3.7 million during the second quarter of 2010 and $3.3 million for the same period in 2009. Segment profits for this segment were 29% of revenues during the second quarter of 2010 compared to 16% for the same period in 2009, due to cost reduction measures.
     General and Administrative Expenses. General and administrative expenses decreased by 2% to $26.8 million during the second quarter of 2010 from $27.4 million for the same period in 2009, which included $1.4 million and $1.3 million in stock-based compensation expense during the second quarter of 2010 and 2009, respectively. The decrease was primarily due to cost reduction initiatives and lower bad debt expense and cash incentive compensation.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $34.3 million during the second quarter of 2010 as compared to $32.4 million for the same period in 2009, reflecting the increase in the size of and investment in our asset base.
     Interest Expense. Interest expense increased by 97% to $11.8 million during the second quarter of 2010 compared to $6.0 million for the same period in 2009. The increase was due to the issuance of$225.0 million of 11.625% Senior Secured Notes due 2014 in July 2009.
     Income Tax Expense. There was an income tax benefit of $7.1 million during the second quarter of 2010 as compared to an income tax benefit of $13.9 million for the same period in 2009. Our effective tax rate during the second quarter of 2010 and 2009 was approximately 40% and 39%, respectively.

     Six Months Ended June 30, 2010 Compared to Six Months Ended June 30, 2009
     Revenues. Revenues increased by 16% to $318.1 million during the first six months of 2010 from $273.5 million during the same period in 2009. This increase was primarily due to increased expenditures by our customers for our services.
     Well servicing revenues increased by 7% to $91.3 million during the first six months of 2010 compared to $85.2 million during the same period in 2009. This increase was due to the 19% increase in rig hours to 289,600 during the first six months of 2010 from 242,800 during the same period in 2009. This increase in rig hours was offset by a decrease of 11% in revenue per rig hour to $312 during the first six months of 2010 from $351 during the first six months of 2009, due to increased price competition and lower activity throughout 2009. Our average number of well servicing rigs decreased to 405 during the first six months of 2010 compared to 414 in the same period in 2009.
     Fluid services revenues decreased by 3% to $110.9 million during the first six months of 2010 compared to $114.1 million in the same period in 2009. Our weighted average number of fluid service trucks decreased 2% to 794 during the first six months of 2010 from 811 in the same period in 2009, and our revenue per fluid service truck decreased to $140,000 in the first six months of 2010 compared to $141,000 in the same period in 2009, which reflects the slight decline in utilization for these services.
     Completion and remedial services revenues increased by 60% to $106.8 million during the first six months of 2010 compared to $66.6 million in the same period in 2009. The increase in revenue between these periods was due to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. Total hydraulic horsepower increased to 142,000 at June 30, 2010 from 139,000 at June 30, 2009.
     Contract drilling revenues increased by 19% to $9.1 million during the first six months of 2010 compared to $7.6 million in the same period in 2009. The number of rig operating days increased to 947 in the first six months of 2010 compared to 562 in the first six months of 2009. This increase was due to an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, offset by lower dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 15% to $227.6 million during the first six months of 2010 from $198.7 million in the same period in 2009. This increase was primarily due to the increased activity in each of our four business segments.
     Direct operating expenses for the well servicing segment increased by 6% to $68.8 million during the first six months of 2010 as compared to $64.7 million for the same period in 2009, while rig hours increased 19% to 289,600 in the first six months of 2010 from 242,800 for the same period in 2009. The increase in direct operating expenses is primarily due to the increase in rig hours being offset by cost reduction and other efficiency measures we implemented throughout 2009 and 2010. Segment profits were slightly higher at 25% of revenues during the first six months of 2010 compared to 24% for the same period in 2009.
     Direct operating expenses for the fluid services segment increased by 5% to $84.4 million during the first six months of 2010 as compared to $80.0 million for the same period in 2009. Segment profits were 24% of revenues during the first six months of 2010 compared to 30% for the same period in 2009, primarily due to higher costs associated with increased activity levels.
     Direct operating expenses for the completion and remedial services segment increased by 42% to $67.4 million during the first six months of 2010 as compared to $47.4 million for the same period in 2009, due primarily to increased activity levels. Segment profits increased to 37% of revenues during the first six months of 2010 compared to 29% for the same period in 2009, due to higher utilization of our services and improved pricing for our services.
     Direct operating expenses for the contract drilling segment increased by 6% to $7.0 million during the first six months of 2010 as compared to $6.6 million for the same period in 2009. Segment profits for this segment were 23% of revenues during the first six months of 2010 compared to 13% for the same period in 2009, mainly due to cost reduction measures.
     General and Administrative Expenses. General and administrative expenses decreased by 8% to $51.9 million during the first six months of 2010 from $56.5 million for the same period in 2009, which included $2.6 million and $2.7 million in stock-based compensation expense during the first six months of 2010 and 2009, respectively. The decrease was primarily due to cost reduction initiatives and lower bad debt expense and cash incentive compensation.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $67.3 million during the first six months of 2010 as compared to $65.2 million for the same period in 2009, reflecting the increase in the size of and investment in our asset base.
     Goodwill Impairment. In the first quarter of 2009, we recorded a non-cash charge totaling $204.1 million for impairment of all of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments as of March 31, 2009. There was no impairment in the first six months of 2010.
     Interest Expense. Interest expense increased by 100% to $23.4 million during the first six months of 2010 compared to $11.7 million for the same period in 2009. The increase was due to the issuance of $225.0 million of 11.625% Senior Secured Notes due 2014 in July 2009.
     Income Tax Expense. There was an income tax benefit of $19.1 million during the first six months of 2010 as compared to an income tax benefit of $59.2 million for the same period in 2009. Our effective tax rate during the first six months of 2010 and 2009 was approximately 37% and 22%, respectively. Our effective tax rate was lower in the first six months of 2009 due to the $204.0 million goodwill impairment, of which a portion was not deductible for tax purposes.
Liquidity and Capital Resources
     As of June 30, 2010, our primary capital resources were net cash flows from our operations and utilization of capital leases. As of June 30, 2010, we had unrestricted cash and cash equivalents of $73.8 million compared to $125.4 million as of December 31, 2009. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash used in operating activities was $1.6 million for the six months ended June 30, 2010 as compared to cash provided by operating activities of $73.0 million during the same period in 2009. Operating cash flow in the first six months of 2010 was lower mainly due to the increase in accounts receivable due to higher revenues.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2010 were $35.9 million as compared to $26.4 million in the same period of 2009. We added $6.7 million of additional assets through our capital lease program during the first six months of 2010 compared to $15.4 million in the same period in 2009.
     For 2010, we now plan to spend approximately $65 million for capital expenditures, of which $45 million will be paid for through operating cash flow and existing cash balances and the remainder through capital leases. Based on our view of short-term operating conditions, our capital expenditure program may be increased or decreased accordingly. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.
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
Senior Notes
     In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “Senior Notes”). The Senior Notes are jointly and severally guaranteed by each of our current subsidiaries, other than two immaterial subsidiaries. As of June 30, 2010, these two subsidiaries held no assets and performed no operations. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.

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
The Senior Notes Indenture contains covenants that limit our ability and the ability of certain of our subsidiaries to:
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
Senior Secured Notes
     On July 31, 2009, we issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of our current subsidiaries other than two immaterial subsidiaries. As of June 30, 2010, these two subsidiaries held no assets and performed no operations.
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

     In addition, at any time before February 1, 2012, we may, at our option, redeem up to 35% of the aggregate principal amount of the Senior Secured Notes issued under the Senior Secured Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 111.625% of the principal amount of the Senior Secured Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:
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
     On July 31, 2009, Basic and each of the guarantors party to the Senior Secured Notes Indenture (the “Grantors”) entered into a Security Agreement (the “Security Agreement”) in favor of The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee under the Senior Secured Notes Indenture, to secure payment of the Senior Secured Notes and related guarantees. The Liens (as defined in the Security Agreement) granted by each of the Grantors under the Security Agreement consist of a security interest in all of the following personal property now owned or at any time thereafter acquired by such Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether existing as of the date of the Security Agreement or thereafter coming into existence (together with the Aircraft Collateral (as defined in the Security Agreement), the “Collateral”), as collateral security for the prompt and complete payment and performance when due (whether at the stated maturity, by acceleration or otherwise) of the obligations of the Grantors under the Senior Secured Notes Indenture, the related Senior Secured Notes and the security documents:
•	all Commercial Tort Claims;

•	all Contracts (as defined in the Security Agreement);

•	all Documents;

•	all Equipment (other than the Aircraft Collateral);

•	all General Intangibles (excluding Payment Intangibles except to the extent included pursuant to the last bullet point below);

•	all Goods (as defined in the Security Agreement);

•	all Intellectual Property (as defined in the Security Agreement);

•	all Investment Property;

•	all Letter-of-Credit Rights (whether or not the letter of credit is evidenced by a writing);

•	all Supporting Obligations;

•	each Asset Sale Proceeds Account (as defined in the Security Agreement) and all deposits, Securities and Financial Assets (as defined in the Security Agreement) therein and interest or other income thereon and investments thereof, and all property of every type and description in which any proceeds of any Collateral Disposition (as defined) or other disposition of Collateral are invested or upon which the trustee is at any time granted, or required to be granted, a Lien to secure the Obligations (as defined in the Security Agreement) as set forth in Section 4.12 of the Senior Secured Notes Indenture and all proceeds and products of the Collateral described in this bullet point;

•	all other personal property (other than Excluded Property), whether tangible or intangible, not otherwise described above;

•	whatever is received (whether voluntary or involuntary, whether cash or non cash, including proceeds of insurance and condemnation awards, rental or lease payments, accounts, chattel paper, instruments, documents, contract rights, general intangibles, equipment and/or inventory) upon the lease, sale, charter, exchange, transfer, or other disposition of any of the Collateral described in the bullet points above;

•	all books and records pertaining to the Collateral; and

•	to the extent not otherwise included, all Proceeds, Supporting Obligations and products (including, without limitation, any Accounts, Chattel Paper, Instruments or Payment Intangibles constituting Proceeds, Supporting Obligations or products) of any and all of the foregoing and all collateral security and guarantees given by any Person with respect to any of the foregoing; provided, that notwithstanding the foregoing provisions, Collateral shall not include Excluded Property.
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
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of June 30, 2010, we had total capital leases of approximately $56.1 million.
Credit Rating Agencies
     Our Senior Notes are currently rated B- and Caa1 by Standard and Poor’s and Moody’s, respectively. Our Senior Secured Notes are currently rated B+ and Ba3 by Standard and Poor’s and Moody’s, respectively.
Preferred Stock
     At June 30, 2010 and December 31, 2009, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
     As of June 30, 2010, we had approximately $2.3 million of net operating loss carryforwards related to the pre-acquisition period of a 2003 acquisition, which are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update became effective for the Company on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which become effective January 1, 2011. This update will not change the techniques the Company uses to measure fair values and is not expected to have a material impact on the Company’s consolidated financial statements.
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
     As of June 30, 2010, we have no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.

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
     For information regarding risks that may affect our business, in addition to the risk factor below, see the risk factors included in our most recent annual report on Form 10-K under the heading “Risk Factors.”
The potential adoption of federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and gas wells. A decline in the drilling of new wells and related well servicing activities caused by these initiatives could adversely affect our financial position, results of operations and cash flows.
     Basic provides hydraulic fracturing services to our customers. Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The U.S. Congress is considering legislation that may require additional regulation affecting the hydraulic fracturing process. To determine if these chemicals could adversely affect drinking water supplies, the U.S. Environmental Protection Agency announced in the first quarter of 2010 its intention to conduct a comprehensive research study on the potential adverse effects that hydraulic fracturing may have on water quality and public health. The adoption of any federal or state laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and could adversely affect our financial position, results of operations and cash flows.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended June 30, 2010 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share	Announced Program	the Program
April 1 — April 30	651	$9.32	—	$—
May 1 — May 31	—	$—	—	$—
June 1 — June 30	1,456	$8.59	—	$—
Total	2,107	$8.82	—	$—

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company, as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.10*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.11*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

Exhibit
No.	Description
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

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

Date: July 30, 2010

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