Form 10-Q
period 2010-09-30
BASIC ENERGY SERVICES INC
filed 2010-10-29
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     41,255,060 shares of the registrant’s Common Stock were outstanding as of October 22, 2010.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2010	2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$78,626	$125,357
Restricted cash	14,123	14,123
Trade accounts receivable, net of allowance of $3,564 and $4,757, respectively	131,033	85,945
Accounts receivable — related parties	33	65
Income tax receivable	80,584	61,786
Inventories	20,690	10,962
Prepaid expenses	6,069	6,158
Other current assets	6,259	9,831
Deferred tax assets	6,669	8,941

Total current assets	344,086	323,168

Property and equipment, net	624,221	666,642

Deferred debt costs, net of amortization	7,120	8,041
Goodwill	2,129	2,806
Other intangible assets, net of amortization	36,045	35,807
Other assets	4,057	3,077

Total assets	$1,017,658	$1,039,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33,697	$22,850
Accrued expenses	57,673	42,196
Current portion of long-term debt	24,291	25,967
Other current liabilities	1,261	504

Total current liabilities	116,922	91,517

Long-term debt, less unamortized discount on senior secured notes of $9,933 and $11,363, respectively	471,241	475,845
Deferred tax liabilities	117,023	122,221
Other long-term liabilities	10,504	9,809
Commitments and contingencies	—	—

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2010 and December 31, 2009, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued, and 41,257,976 shares outstanding at September 30, 2010; 42,394,809 shares issued, and 40,663,979 shares outstanding at December 31, 2009.	424	424
Additional paid-in capital	334,230	330,553
Retained earnings (deficit)	(25,096)	23,135
Treasury stock, at cost, 1,136,833 and 1,730,830 shares at September 30, 2010 and December 31, 2009, respectively	(7,590)	(13,963)

Total stockholders’ equity	301,968	340,149

Total liabilities and stockholders’ equity	$1,017,658	$1,039,541

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
Revenues:
Well servicing	$54,538	$38,434	$145,863	$123,647
Fluid services	63,451	49,782	174,399	163,847
Completion and remedial services	73,725	32,592	180,492	99,224
Contract drilling	5,547	4,150	14,605	11,776

Total revenues	197,261	124,958	515,359	398,494

Expenses:
Well servicing	43,112	29,051	111,946	93,793
Fluid services	47,790	38,471	132,155	118,439
Completion and remedial services	43,180	23,106	110,563	70,484
Contract drilling	4,128	3,305	11,123	9,912
General and administrative, including stock-based compensation of $1,461 and $1,264 in three months ended September 30, 2010 and 2009, and $4,050 and $3,928 in the nine months ended September 30, 2010 and 2009, respectively	27,020	25,140	78,917	81,643
Depreciation and amortization	33,971	33,455	101,319	98,605
Loss on disposal of assets	560	514	1,734	1,853
Goodwill impairment	—	—	—	204,014

Total expenses	199,761	153,042	547,757	678,743

Operating loss	(2,500)	(28,084)	(32,398)	(280,249)

Other income (expense):
Interest expense	(11,858)	(9,760)	(35,300)	(21,470)
Interest income	12	135	62	528
Loss on early extinguishment of debt	—	(3,481)	—	(3,481)
Gain on bargain purchase	—	—	1,772	—
Other income (expense)	178	819	370	1,071

Loss from operations before income taxes	(14,168)	(40,371)	(65,494)	(303,601)

Income tax benefit	4,836	15,046	23,899	74,215

Net loss	$(9,332)	$(25,325)	$(41,595)	$(229,386)

Earnings per share of common stock:
Basic	$(0.23)	$(0.64)	$(1.05)	$(5.78)

Diluted	$(0.23)	$(0.64)	$(1.05)	$(5.78)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2009	42,394,809	$424	$330,553	$(13,963)	$23,135	$340,149

Issuances of restricted stock	—	—	—	6,600	(6,600)	—
Amortization of share-based compensation	—	—	4,050	—	—	4,050
Purchase of treasury stock	—	—	—	(341)	—	(341)
Exercise of stock options / vesting of restricted stock	—	—	(373)	114	(36)	(295)
Net loss	—	—	—	—	(41,595)	(41,595)

Balance — September 30, 2010 (unaudited)	42,394,809	$424	$334,230	$(7,590)	$(25,096)	$301,968

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(41,595)	$(229,386)
Adjustments to reconcile net income to net cash Provided by operating activities:
Depreciation and amortization	101,319	98,605
Gain on bargain purchase	(1,772)	—
Goodwill impairment	—	204,014
Accretion on asset retirement obligation	120	110
Change in allowance for doubtful accounts	(1,193)	(709)
Amortization of deferred financing costs	1,153	1,032
Amortization of discount on senior secured notes	1,428	294
Non-cash compensation	4,050	3,928
Loss on early extinguishment of debt	—	3,481
Loss on disposal of assets	1,734	1,853
Deferred income taxes	(3,930)	(27,933)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(43,714)	74,890
Inventories	(1,809)	813
Prepaid expenses and other current assets	3,870	(2,238)
Other assets	(980)	(568)
Accounts payable	10,847	(11,427)
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	373	351
Income tax payable	(19,171)	(42,932)
Other liabilities	1,490	90
Accrued expenses	14,948	3,756

Net cash provided by operating activities	27,168	78,024

Cash flows from investing activities:
Purchase of property and equipment	(43,603)	(34,799)
Proceeds from sale of assets	1,962	2,470
Change in restricted cash	—	(14,316)
Payments for other long-term assets	(521)	(1,539)
Payments for businesses, net of cash acquired	(10,312)	(1,190)

Net cash used in investing activities	(52,474)	(49,374)

Cash flows from financing activities:
Proceeds from debt	—	241,697
Payments of debt	(20,556)	(230,401)
Purchase of treasury stock	(341)	(6,139)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	(373)	(351)
Tax withholding from exercise of stock options	(9)	(5)
Exercise of employee stock options	87	39
Deferred loan costs and other financing activities	(233)	(7,599)

Net cash used in financing activities	(21,425)	(2,759)

Net increase (decrease) in cash and equivalents	(46,731)	25,891

Cash and cash equivalents — beginning of period	125,357	111,135

Cash and cash equivalents — end of period	$78,626	$137,026

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2010 (unaudited)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
     The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
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

Revenue Recognition
     Well Servicing — Well servicing consists primarily of maintenance services, workover services, completion services, plugging and abandonment services and rig manufacturing and servicing. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices well servicing by the hour or by the day of service performed. Rig manufacturing revenue is recognized based on the completed contract method by individual rig.
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
Property and Equipment
     Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of the assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in operations. All property and equipment are depreciated or amortized (to the extent of estimated salvage values) on the straight-line method. The components of a well servicing rig generally require replacement or refurbishment during the well servicing rig’s life and are depreciated over their estimated useful lives, which range from 3 to 15 years. The costs of the original components of a purchased or acquired well servicing rig are not maintained separately from the base rig.
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
     Basic’s goodwill and trade name intangibles are considered to have an indefinite useful economic life and are not amortized. Basic assesses impairment of its goodwill and trade name intangibles annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the assets has decreased below the assets’ carrying value. A two-step process is required for testing impairment of goodwill. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.
     Basic performed an assessment of goodwill as of March 31, 2009. A “triggering event” requiring this assessment was deemed to have occurred because the oil and gas services industry continued to decline in the first quarter of 2009 and Basic’s common stock price declined by 50% from December 31, 2008 to March 31, 2009. For Step One of the impairment testing, Basic tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. Basic’s contract drilling reporting unit did not carry any goodwill and was not subject to the test.
     To estimate the fair value of the reporting units, Basic used a weighting of the discounted cash flow method and the public company guideline method of determining fair value of a business unit. Basic weighted the discounted cash flow method 85% and public company guideline method 15%, due to differences between Basic’s reporting units and the peer companies’ size, profitability and diversity of operations. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with Basic’s capitalization. The measurement date for Basic’s common stock price and market capitalization was the closing price on March 31, 2009.
     Based on the results of Step One of the impairment test, impairment was indicated in all three of the assessed reporting units. As such, Basic was required to perform Step Two assessment on all three of the reporting units. Step Two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective unit. This assessment indicated that $204.1 million was considered impaired as of March 31, 2009. This non-cash charge eliminated all of Basic’s goodwill as of March 31, 2009.
     Additionally, Basic performed an assessment of its long-lived assets for impairment. This assessment is performed as a comparison of the undiscounted future cash flows of each reporting unit to the carrying value of the assets in each unit. No impairment was indicated by this test.
Deferred Debt Costs
     Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are amortized to interest expense using the effective interest method.
     Deferred debt costs were approximately $10.6 million net of accumulated amortization of $3.5 million and $10.4 million net of accumulated amortization of $2.3 million at September 30, 2010 and December 31, 2009, respectively. Amortization of deferred debt costs totaled approximately $392,000 and $401,000 for the three months ended September 30, 2010 and 2009, respectively. Amortization of deferred debt costs totaled approximately $1.2 million and $1.0 million for the nine months ended September 30, 2010 and 2009, respectively
     Basic recorded a charge of $3.5 million during the third quarter of 2009 related to the write-down of debt costs associated with its revolving credit facility. The revolving credit facility was terminated on July 31, 2009. Additionally, Basic incurred $5.2 million of deferred debt costs associated with the issuance of its Senior Secured Notes on July 31, 2009. Basic also incurred $225,000 of deferred debt costs associated with the $30.0 million secured credit facility entered into on September 28, 2010.

Goodwill and Other Intangible Assets
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment December 31 of each year.
     Basic had trade names of $1.6 million and $0 as of September 30, 2010 and December 31, 2009, respectively. Trade names have an indefinite life and are tested for impairment annually.
     The changes in the carrying amount of goodwill for the nine months ended September 30, 2010, are as follows (in thousands):

			Completion and
	Well	Fluid	Remedial	Contract
	Servicing	Services	Services	Drilling	Total
Balance as of December 31, 2009	$—	$89	$2,717	$—	$2,806
Goodwill adjustments	—	323	(1,000)	—	(677)

Balance as of September 30, 2010	$—	$412	$1,717	$—	$2,129
     Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $38.3 million as of September 30, 2010 and $37.9 million as of December 31, 2009. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.2 million and $4.4 million at September 30, 2010 and December 31, 2009, respectively. The gross carrying amount of rig engineering plans subject to amortization was $746,000 and $0 as of September 30, 2010 and December 31, 2009, respectively. Accumulated amortization related to these intangible assets totaled approximately $8.7 million and $6.5 million at September 30, 2010 and December 31, 2009, respectively. Amortization expense for the three months ended September 30, 2010 and 2009 was approximately $867,000 and $790,000, respectively. Amortization expense for the nine months ended September 30, 2010 and 2009 was approximately $2.6 million and $2.4 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of September 30, 2010 were $1.4 million, $2.7 million, $25.2 million and $5.2 million for well servicing, fluid services, completion and remedial services, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality.
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
     Basic did not have any one customer that represented 10% or more of consolidated revenue during the three months or nine months ended September 30, 2010 or 2009.
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
Environmental
     Basic is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require Basic to remove or mitigate the adverse environmental effects of disposal or release of petroleum, chemicals and other substances at various sites. Environmental expenditures are expensed or capitalized depending on the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated.
Litigation and Self-Insured Risk Reserves
     Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims, its past experience with similar claims and the likelihood of the future event occurring. Basic maintains accruals on the consolidated balance sheets to cover self-insurance retentions (See note 6).
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update became effective for Basic on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which become effective January 1, 2011. This update will not change the techniques Basic uses to measure fair value and is not expected to have a material impact on its consolidated financial statements.
     In February 2010, the FASB issued ASU No. 2010-09, “Subsequent Events” (ASU No. 2010-09). ASU No. 2010-09 removes the requirement that SEC filers disclose the date through which subsequent events have been evaluated. This update became effective January 1, 2010. Basic will no longer disclose the date through which subsequent events have been evaluated.

3. Acquisitions
     In the first nine months of 2010 and for the year ended December 31, 2009, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values at the date of acquisition (in thousands):

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
     In conjunction with the Taylor Rig, LLC acquisition, Basic acquired assets and liabilities worth approximately $10.5 million. The excess of the fair value of the assets and liabilities acquired over the purchase price was recorded as a bargain purchase gain on acquisition, in accordance with accounting standards. The fair value of the assets acquired and liabilities assumed for Taylor Rig, LLC as of September 30, 2010 should be considered preliminary and potentially subject to adjustment.
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

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Land	$9,029	$5,992
Buildings and improvements	38,075	34,694
Well service units and equipment	392,331	384,195
Fluid services equipment	140,901	135,246
Brine and fresh water stations	10,821	10,606
Frac/test tanks	142,923	132,057
Pressure pumping equipment	165,250	163,869
Construction equipment	26,803	25,641
Contract drilling equipment	62,383	60,133
Disposal facilities	65,385	57,457
Vehicles	38,008	38,383
Rental equipment	40,877	38,660
Aircraft	4,251	4,251
Software	22,235	20,057
Other	7,237	9,712

	1,166,509	1,120,953

Less accumulated depreciation and amortization	542,288	454,311

Property and equipment, net	$624,221	$666,642

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Light vehicles	$26,009	$25,019
Well service units and equipment	2,237	2,100
Fluid services equipment	65,775	64,734
Pressure pumping equipment	18,429	17,440
Construction equipment	1,393	1,034
Software	15,548	10,231
Other	244	—

	129,635	120,558

Less accumulated amortization	56,264	45,603

	$73,371	$74,955

     Amortization of assets held under capital leases of approximately $5.4 million and $5.2 million for the three months ended September 30, 2010 and 2009 and $16.3 million and $15.3 million for the nine months ended September 30, 2010 and 2009, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	225,000	225,000
Unamortized discount	(9,933)	(11,363)
Capital leases and other notes	55,465	63,175

	495,532	501,812
Less current portion	24,291	25,967

	$471,241	$475,845

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
     Pursuant to the Senior Notes Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Senior Notes Indenture. Basic was in compliance with the restrictive covenants at September 30, 2010.
     As part of the issuance of the above-mentioned Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.

     The Senior Notes are jointly and severally guaranteed by Basic and each of its current subsidiaries, other than two immaterial subsidiaries. As of September 30, 2010, these two subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.
Senior Secured Notes
     On July 31, 2009, Basic issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of Basic’s current subsidiaries other than two immaterial subsidiaries. As of September 30, 2010, these two subsidiaries held no assets and performed no operations. Under the terms of the sale of the Senior Secured Notes, Basic was required to take appropriate steps to offer to exchange other Senior Secured Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Secured Notes. Basic completed the exchange offer for all of the Senior Secured Notes on November 25, 2009.
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
     The Senior Secured Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by its restricted subsidiaries to Basic; and sell assets (including Collateral under the Security Agreement), or consolidate or merge with or into other companies. These limitations are subject to a number of important exceptions and qualifications. Basic was in compliance with the restrictive covenants at September 30, 2010.
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
     “Excluded Property” means the following, whether now owned or at any time hereafter acquired by any Grantor or in which such Grantor now has or at any time in the future may acquire any right, title or interest and whether now existing or hereafter coming into existence: Maritime Assets (as defined in the Security Agreement); cash and cash equivalents (as such terms are defined by GAAP) other than those maintained in an Asset Sales Proceeds Account; Securities Accounts containing only cash and cash equivalents other than any Asset Sale Proceeds Account and Security Entitlements relating to any such Securities Account; equity interests in any subsidiary of any Grantor; Inventory; trucks, trailers and other motor vehicles covered by a certificate of title law of any state; property and/or transactions to which Article 9 of the UCC does not apply pursuant to Section 9-109 thereof; certain computer software and Equipment acquired prior to the date thereof and subject to a lien securing purchase money indebtedness as of the date thereof if (but only to the extent that) the applicable documentation relating to such lien prohibits the granting of a lien on such Equipment; Equipment leased by any Grantor, other than pursuant to a capitalized lease, if (but only to the extent that) the lien securing the Equipment prohibits the granting of a lien on such Equipment; certain General Intangibles, governmental approvals or other rights arising under any contracts, instruments, permits, licenses or other documents if the granting of a security interest therein would cause a breach of a restriction on the granting of a security interest therein or the assignment thereof in favor of a third party, subject to exceptions as set forth in the Security Agreement; and Accounts, Chattel Paper, Instruments and Payment Intangibles to the extent they are not Proceeds, Supporting Obligations or products of the Collateral.
     The following capitalized terms used above are as defined in the Uniform Commercial Code (“UCC”) of the State of New York (or such other jurisdiction as may be applicable under the terms of the Security Agreement) on the date of the Security Agreement: Accounts, Chattel Paper, Commercial Tort Claims, Deposit Account, Documents, Electronic Chattel Paper, Equipment, Financial Assets, General Intangibles, Instruments, Inventory, Investment Property, Letter-of-Credit Rights, Payment Intangibles, Proceeds, Securities, Securities Accounts, Security Entitlements, Supporting Obligations, and Tangible Chattel Paper.
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
Revolving Credit Facility
     On September 28, 2010, Basic entered into a $30.0 million secured revolving credit facility (the “Revolving Credit Facility”) with Capital One, National Association for general corporate purposes. The obligations under the Revolving Credit Facility are jointly and severally, and unconditionally, guaranteed by each of Basic’s current subsidiaries, other than two immaterial subsidiaries. As of September 30, 2010, these two subsidiaries held no assets and performed no operations. Borrowings under the Revolving Credit Facility mature on March 31, 2014.
     At Basic’s option, advances under the Revolving Credit Facility may be comprised of (i) alternate base rate (“ABR”) loans, at a variable base interest rate plus a margin ranging from 1.125% to 1.875% or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.125% to 2.875%.

     The Revolving Credit Facility contains various covenants that limit Basic’s ability, and the ability of Basic’s subsidiaries, to:
•	incur indebtedness;

•	grant certain liens;

•	enter into certain sale and leaseback transactions;

•	make certain loans, acquisitions, capital expenditures and investments;

•	acquire or sell assets or consolidate or merge with or into other companies;

•	declare or pay dividends;

•	enter into certain types of transactions with affiliates;

•	restrict or encumber subsidiaries or create additional subsidiaries; and

•	issue stock.
     The Revolving Credit Facility also contains covenants that, among other things, require Basic to maintain specified ratios or conditions as follows:
•	minimum debt service coverage ratio of:
•	1.05 to 1.00 for September 30, 2010 to December 31, 2010;

•	1.10 to 1.00 for March 31, 2011 to June 30, 2011;

•	1.15 to 1.00 for September 30, 2011 to December 31, 2011; and

•	1.25 to 1.00 for March 31, 2012 and thereafter; and
•	minimum asset coverage ratio of 2.50 to 1.00.
     The obligations under the Revolving Credit Facility are secured by accounts receivable and inventory as collateral under a related Security Agreement.
     Basic had no amounts outstanding under the Revolving Credit Facility as of September 30, 2010. At September 30, 2010, Basic was in compliance with its covenants.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material.

     Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2010	2009

Cash payments for interest	$35,295	$13,242
Commitment and other fees paid	14	157
Amortization of debt issuance costs and discount on senior secured notes	2,583	1,327
Change in accrued interest	(2,603)	6,741
Other	11	3

	$35,300	$21,470

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
     Currently, Basic has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to bring Basic into total compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of Basic’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
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
Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $500,000, $500,000, and $250,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.
     At September 30, 2010 and December 31, 2009, self-insured risk accruals totaled approximately $14.3 million net of a $0 receivable for medical and dental coverage and $12.9 million net of a $75,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity
Common Stock
     At September 30, 2010 and December 31, 2009, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
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
     In March 2009, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In March 2010, it was determined that 79,500 shares, or 30% of the target number of shares, were earned based on Basic’s achievement of certain earnings per share growth and return on capital employed performance over the performance period from January 1, 2007 through December 31, 2009, as compared to other members of a defined peer group. These shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2011.
     In March 2010, Basic granted various employees 588,600 unvested shares of common stock which vest over a five-year period.
     During the nine months ended September 30, 2010, Basic issued 11,250 shares of common stock from treasury stock for the exercise of stock options.
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
Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 20,327 shares through net share settlements during 2009 and 38,952 shares through net share settlements during the first nine months of 2010.
Preferred Stock
     At September 30, 2010 and December 31, 2009, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
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

     During the three months ended September 30, 2010 and 2009, compensation expense related to share-based arrangements was approximately $1.5 million and $1.3 million, respectively. For compensation expense recognized during the three months ended September 30, 2010 and 2009, Basic recognized a tax benefit of approximately $499,000 and $471,000, respectively. During the nine months ended September 30, 2010 and 2009, compensation expense related to share-based arrangements was approximately $4.1 million and $3.9 million, respectively. For compensation expense recognized during the nine months ended September 30, 2010 and 2009, Basic recognized a tax benefit of approximately $1.5 million for each period.
     As of September 30, 2010, there was approximately $13.0 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.23 years. The total fair value of share-based awards vested during the nine months ended September 30, 2010 and 2009 was approximately $3.8 million and $4.1 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $599,000 and $188,000 for the nine months ended September 30, 2010 and 2009, respectively.
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
     The following table reflects the summary of stock options outstanding at September 30, 2010 and the changes during the nine months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding,
beginning of period	1,480,925	$11.37
Options granted	—
Options forfeited	(2,750)	$26.84
Options exercised	(11,250)	$6.98
Options expired	(8,750)	$26.84

Outstanding, end of period	1,458,175	$11.28	4.07	$3,107

Exercisable, end of period	1,338,925	$10.04	3.91	$3,107

Vested or expected to vest, end of period	1,436,425	$11.06	4.04	$3,107

     The total intrinsic value of share options exercised during the nine months ended September 30, 2010 and 2009 was approximately $29,000 and $15,000, respectively.
     Cash received from share option exercises under the Plan was approximately $79,000 and $35,000 for the nine months ended September 30, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from options exercised was $10,000 and $6,000 for the nine months ended September 30, 2010 and 2009, respectively.
     Basic has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards
     On March 9, 2010, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total shareholder return over the performance period from January 1, 2010 through December 31, 2010, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 190,185 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2012. As of September 30, 2010, it was estimated that 133% of the target number of performance-based awards will be earned.
     A summary of the status of Basic’s non-vested share grants at September 30, 2010 and changes during the nine months ended September 30, 2010 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,144,133	$13.02
Granted during period	859,546	9.90
Vested during period	(174,759)	19.35
Forfeited during period	(64,390)	10.00

Nonvested at end of period	1,764,530	$10.97

9. Related Party Transactions
     Basic had receivables from employees of approximately $33,000 and $65,000 as of September 30, 2010 and December 31, 2009, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)

Numerator (both basic and diluted):

Net loss	$(9,332)	$(25,325)	$(41,595)	$(229,386)

Denominator:

Denominator for basic earnings per share	39,742,747	39,595,392	39,696,432	39,713,071

Stock options	—	—	—	—
Unvested restricted stock	—	—	—	—

Denominator for diluted earnings per share	39,742,747	39,595,392	39,696,432	39,713,071

Basic earnings per common share:	$(0.23)	$(0.64)	$(1.05)	$(5.78)

Diluted earnings per common share:	$(0.23)	$(0.64)	$(1.05)	$(5.78)

     Stock options and unvested restricted stock shares of approximately 518,000 and 202,000 were excluded in the computation of diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods. Stock options and unvested restricted stock shares of approximately 878,000 and 454,000 were excluded in the computation of diluted earnings per share for the nine months ended September 30, 2010 and 2009, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods.
11. Business Segment Information
     Basic’s reportable business segments are Well Servicing, Fluid Services, Completion and Remedial Services, and Contract Drilling. The following is a description of the segments:
     Well Servicing: This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Well servicing equipment and capabilities such as Basic’s are essential to facilitate most other services performed on a well. This segment also includes the manufacturing, refurbishment and servicing of mobile well servicing rigs and associated equipment.
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
     Completion and Remedial Services: This segment utilizes a fleet of pressure pumping units, coiled tubing units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units, hydraulic workover (snubbing) units, and an array of specialized rental equipment and fishing tools. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.
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

     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

			Completion
	Well	Fluid	and Remedial	Contract	Corporate
	Servicing	Services	Services	Drilling	and Other	Total

Three Months Ended September 30, 2010 (Unaudited)
Operating revenues	$54,538	$63,451	$73,725	$5,547	$—	$197,261
Direct operating costs	(43,112)	(47,790)	(43,180)	(4,128)	—	$(138,210)

Segment profits	$11,426	$15,661	$30,545	$1,419	$—	$59,051

Depreciation and amortization	$12,170	$9,551	$8,719	$1,941	$1,590	$33,971
Capital expenditures, (excluding acquisitions)	$6,495	$5,072	$4,565	$1,024	$892	$18,048

Three Months Ended September 30, 2009 (Unaudited)
Operating revenues	$38,434	$49,782	$32,592	$4,150	$—	$124,958
Direct operating costs	(29,051)	(38,471)	(23,106)	(3,305)	—	(93,933)

Segment profits	$9,383	$11,311	$9,486	$845	$—	$31,025

Depreciation and amortization	$12,565	$9,363	$7,892	$1,838	$1,797	$33,455
Capital expenditures, (excluding acquisitions)	$3,610	$2,690	$2,267	$528	$517	$9,612

Nine Months Ended September 30, 2010 (Unaudited)
Operating revenues	$145,863	$174,399	$180,492	$14,605	$—	$515,359
Direct operating costs	(111,946)	(132,155)	(110,563)	(11,123)	—	$(365,787)

Segment profits	$33,917	$42,244	$69,929	$3,482	$—	$149,572

Depreciation and amortization	$36,873	$28,446	$24,671	$5,657	$5,672	$101,319
Capital expenditures, (excluding acquisitions)	$15,869	$12,242	$10,617	$2,434	$2,441	$43,603
Identifiable assets	$235,488	$180,730	$187,348	$38,864	$375,228	$1,017,658

Nine Months Ended September 30, 2009 (Unaudited)
Operating revenues	$123,647	$163,847	$99,224	$11,776	$—	$398,494
Direct operating costs	(93,793)	(118,439)	(70,484)	(9,912)	—	(292,628)

Segment profits	$29,854	$45,408	$28,740	$1,864	$—	$105,866

Depreciation and amortization	$37,034	$27,596	$23,260	$5,418	$5,297	$98,605
Capital expenditures, (excluding acquisitions)	$13,070	$9,739	$8,209	$1,912	$1,869	$34,799
Identifiable assets	$257,429	$199,312	$195,933	$42,840	$389,821	$1,085,335
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Segment profits	$59,051	$31,025	$149,572	$105,866

General and administrative expenses	(27,020)	(25,140)	(78,917)	(81,643)
Depreciation and amortization	(33,971)	(33,455)	(101,319)	(98,605)
Loss on disposal of assets	(560)	(514)	(1,734)	(1,853)
Goodwill impairment	—	—	—	(204,014)

Operating loss	$(2,500)	$(28,084)	$(32,398)	$(280,249)

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2010	2009
	(In thousands)

Capital leases issued for equipment	$12,848	$16,188
Contingent earnout accrual	$—	$1,340
Asset retirement obligation additions	$34	$18
     Basic paid no income taxes during the nine months ended September 30, 2010 or for the same period in 2009. Basic paid interest of approximately $35.3 million and $13.2 million during the nine months ended September 30, 2010 and 2009, respectively.
13. Fair Value Measurements
     Fair value is the price that would be received to sell an asset or the amount paid to transfer a liability in an orderly transaction between market participants (an exit price) at the measurement date. Fair value is a market based measurement considered from the perspective of a market participant. Basic uses market data or assumptions that market participants would use in pricing the asset or liability, including assumptions about risk and the risks inherent in the inputs to the valuation. These inputs can be readily observable, market corroborated, or unobservable. If observable prices or inputs are not available, unobservable prices or inputs are used to estimate the current fair value, often using an internal valuation model. These valuation techniques involve some level of management estimation and judgment, the degree of which is dependent on the item being valued. Basic primarily applies a market approach for recurring fair value measurements using the best available information while utilizing valuation techniques that maximize the use of observable inputs and minimize the use of unobservable inputs.
     There is a fair value hierarchy that prioritizes the inputs used to measure fair value. The hierarchy gives the highest priority to quoted prices in active markets for identical assets or liabilities (Level 1 measurement) and the lowest priority to unobservable inputs (Level 3 measurement). Basic classifies fair value balances based on the observability of those inputs. The three levels of the fair value hierarchy are as follows:
Level 1—Quoted prices in active markets for identical assets or liabilities that Basic has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.
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
     In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. Basic’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels.
     Basic’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the nine months ended September 30, 2010 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2009	$1,969

Additional asset retirement obligation	34
Accretion expense	120
Settlements	(21)

Balance, September 30, 2010	$2,102

14. Subsequent Events
     On October 13, 2010, in conjunction with Basic’s $30 million revolving credit facility, Basic’s insurance providers released the letters of credit restrictions on $14.1 million of Basic’s cash. This cash had previously been restricted as collateral for Basic’s workers compensation insurance reserves.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
     We provide a wide range of well site services to oil and natural gas drilling and producing companies, including well servicing, fluid services, completion and remedial services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in 35 separate acquisitions from January 1, 2005 to September 30, 2010. Our weighted average number of well servicing rigs increased from 305 in 2005 to 404 in the third quarter of 2010, and our weighted average number of fluid service trucks increased from 455 to 789 in the same period. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2010		2009
Revenues:
Well servicing	$145.9	28%	$123.6	31%
Fluid services	174.4	34%	163.9	41%
Completion and remedial services	180.5	35%	99.2	25%
Contract drilling	14.6	3%	11.8	3%

Total revenues	$515.4	100%	$398.5	100%

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
     During the first seven months of 2008, oil and natural gas prices reached historic highs. However, in the fourth quarter of 2008, oil and natural gas prices decreased substantially, which caused significantly lower utilization of our services in the fourth quarter of 2008. In the first half of 2009, utilization and pricing for our services continued to decline from the fourth quarter of 2008. In the third quarter of 2009, oil prices began to increase and have remained relatively stable through the third quarter of 2010. This trend in oil prices has caused utilization and pricing for our services to increase in our oil-based operating areas. Utilization and pricing for our services in our natural gas-based operating areas throughout 2010 have remained depressed due to low natural gas prices.

     We expect that our utilization levels across all of our business segments should show further improvements through the remainder of 2010 and into 2011 as we continue to reactivate and relocate equipment to meet demand, particularly in our established oil-oriented market areas. Despite current lower natural gas prices, discussions with customers indicate that demand in our natural gas-oriented market areas should remain flat compared to current levels.
     We derive the majority of our revenues from services supporting production from existing oil and gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and natural gas price environments, as ongoing maintenance spending is required to sustain production. As oil and natural gas prices fluctuate, demand for all of our services changes correspondingly as our customers must balance maintenance and capital expenditures against their available cash flows. Because our services are required to support drilling and workover activities, we are also subject to changes in capital spending by our customers as oil and natural gas prices increase or decrease.
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
Selected Acquisitions
     During 2009, we made one acquisition that added to our existing lines of business, and during 2010, we made three acquisitions that complemented our existing lines of business.
Taylor Rig, LLC
     On May 3, 2010, we acquired substantially all of the operating assets of Taylor Rig, LLC for $8.7 million in cash. This acquisition has been included in our well servicing line of business.
Segment Overview
Well Servicing
     During the first nine months of 2010, our well servicing segment represented 28% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. In the second quarter of 2010, we also acquired a rig manufacturing and servicing facility, which builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet decreased from a weighted average number of 414 rigs in the first quarter of 2009 to 404 in the third quarter of 2010, due to the retirement of older, less efficient rigs.
     The following is an analysis of our well servicing operations for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24%
Second Quarter	414	110,500	37.3%	$329	$78	24%
Third Quarter	414	122,900	41.5%	$313	$76	24%
Fourth Quarter	410	119,500	40.8%	$309	$77	25%
Full Year	413	485,200	41.1%	$331	$80	24%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
Third Quarter	404	159,400	55.2%	$319	$74	21%
     We gauge activity levels in our well servicing segment based on rig utilization rate, revenue per rig hour and segment profits per rig hour. The table above does not include revenues or profits from the rig manufacturing and maintenance division.
     Rig utilization increased to 55% in the third quarter of 2010, compared to 53% in the second quarter of 2010. The increase was caused by improving economic conditions and stable oil prices that allowed our customers to increase spending. Our segment profit percentage decreased to 21% during the third quarter of 2010 from 26% during the second quarter of 2010. This decrease was primarily due to increased personnel and higher operating costs.
Fluid Services
     During the first nine months of 2010, our fluid services segment represented 34% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells, and well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits contributions. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

     The following is an analysis of our fluid services operations for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010 (dollars in thousands):

	Weighted			Segment Profits
	Average Number of		Revenue Per	Per Fluid
	Fluid Service	Trucking	Fluid Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits%
2009:
First Quarter	814	474,500	$80	$25	31%
Second Quarter	808	395,600	$61	$17	28%
Third Quarter	805	428,800	$62	$14	23%
Fourth Quarter	794	436,100	$64	$13	20%
Full Year	805	1,735,000	$267	$69	26%
2010:
First Quarter	791	431,700	$66	$14	22%
Second Quarter	797	468,600	$74	$19	26%
Third Quarter	789	475,200	$80	$20	25%
     We gauge activity levels in our fluid services segment based on revenue and segment profits per fluid service truck.
     Revenue per fluid service truck increased by 8% to $80,000 in the third quarter of 2010 compared to $74,000 in the second quarter of 2010, primarily due to the increasing rates being charged to customers. Segment profit percentage decreased slightly to 25% in the third quarter of 2010 from 26% in the second quarter of 2010 due to increased workers compensation costs.
Completion and Remedial Services
     During the first nine months of 2010, our completion and remedial services segment represented 35% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pressure pumping, cased-hole wireline services, underbalanced drilling and rental and fishing tool operations.
     Our pressure pumping operations concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 142,000 and 139,000 at September 30, 2010 and September 30, 2009, respectively.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010 and September 30, 2010 (dollars in thousands):

		Segment
	Revenues	Profits%
2009:
First Quarter	$37,259	31%
Second Quarter	$29,373	27%
Third Quarter	$32,592	29%
Fourth Quarter	$35,594	30%
Full Year	$134,818	29%
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
Third Quarter	$73,725	41%

     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits.
     The increase in completion and remedial services revenue to $73.7 million in the third quarter of 2010 from $61.5 million in the second quarter of 2010 was caused by higher drilling and completion activity. There was also an increase in segment profit percentage to 41% in the third quarter of 2010 from 39% in the second quarter of 2010 due to the increased activity and improved pricing for our pressure pumping services.
Contract Drilling
     During the first nine months of 2010, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate which is based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of nine rigs during the four quarters of 2009 and the first, second, and third quarters of 2010.
     The following is an analysis of our contract drilling segment for each of the quarters in 2009, the full year ended December 31, 2009 and the quarters ended March 31, 2010, June 30, 2010, and September 30, 2010:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2009:
First Quarter	9	248	$14,700	$1,500	10%
Second Quarter	9	314	$12,700	$2,100	16%
Third Quarter	9	391	$10,600	$2,200	20%
Fourth Quarter	9	417	$11,000	$2,200	20%
Full Year	9	1,370	$12,000	$2,000	17%
2010:
First Quarter	9	420	$9,000	$1,200	14%
Second Quarter	9	527	$10,000	$2,900	29%
Third Quarter	9	523	$10,600	$2,700	26%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per day and profits per drilling day.
     The increase in revenue per day to $10,600 in the third quarter of 2010 from $10,000 in the second quarter of 2010 was due primarily to improved pricing for our services. The decrease in segment profit percentage to 26% in third quarter of 2010 from 29% in the second quarter of 2010 is due to increased operating costs associated with our derrick recertification program that was completed in the third quarter of 2010.
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
Critical Accounting Policies
     We have identified below certain accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and that require the application of significant judgment by management.
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
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $500,000, $500,000 and $250,000 respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and claims history.
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
     Impairment of Property and Equipment. Our impairment of property and equipment requires us to estimate undiscounted future cash flows. Actual impairment charges are recorded using an estimate of discounted future cash flows. The determination of future cash flows requires us to estimate rates and utilization in future periods and such estimates can change based on market conditions, technological advances in the industry or changes in regulations governing the industry.

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
     Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of historical collection activity and specific identification of overdue accounts. Factors that may affect this estimate include (1) changes in the financial positions of our significant customers and (2) a decline in commodity prices that could affect our entire customer base.
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
Results of Operations
     The following is a comparison of our results of operations for the three months and nine months ended September 30, 2010 compared to the three months and nine months ended September 30, 2009, respectively. For additional segment-related information and trends, please read “— Segment Overview” above.

     Three Months Ended September 30, 2010 Compared to Three Months Ended September 30, 2009
     Revenues. Revenues increased by 58% to $197.3 million during the third quarter of 2010 from $125.0 million during the same period in 2009. This increase was primarily due to increased demand by our customers for our services, which resulted from higher commodity prices and drilling and well maintenance activity among our customers.
     Well servicing revenues increased by 42% to $54.5 million during the third quarter of 2010 compared to $38.4 million during the same period in 2009. The higher revenues were due mainly to the 30% increase in rig hours to 159,400 during the third quarter of 2010 from 122,900 during the third quarter of 2009. There was also an increase in revenue per rig hour to $319 during the third quarter of 2010 from $313 during the third quarter of 2009. Our average number of well servicing rigs decreased to 404 during the third quarter of 2010 compared to 414 in the same period in 2009.
     Fluid services revenues increased by 28% to $63.5 million during the third quarter of 2010 compared to $49.8 million in the same period in 2009. Our revenue per fluid service truck increased 29% to $80,000 in the third quarter of 2010 compared to $62,000 in the same period in 2009, which reflects increases in both utilization and pricing for these services. Our weighted average number of fluid service trucks decreased to 789 during the third quarter of 2010 from 805 in the same period in 2009.
     Completion and remedial services revenues increased by 126% to $73.7 million during the third quarter of 2010 compared to $32.6 million in the same period in 2009. The increase in revenue between these periods was due to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. Total hydraulic horsepower increased to 142,000 at September 30, 2010 from 139,000 at September 30, 2009.
     Contract drilling revenues increased by 31% to $5.5 million during the third quarter of 2010 compared to $4.2 million in the same period in 2009. The number of rig operating days increased 34% to 523 in the third quarter of 2010 compared to 391 in the third quarter of 2009. This increase was due to an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, offset by lower dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 47% to $138.2 million during the third quarter of 2010 from $93.9 million in the same period in 2009. This increase was primarily due to increased activity in each of our four business segments.
     Direct operating expenses for the well servicing segment increased by 48% to $43.1 million during the third quarter of 2010 as compared to $29.1 million for the same period in 2009. The increase in direct operating expenses is due to increased activity along with increased payroll, insurance and incentive compensation costs. Segment profits were 21% of revenues during the third quarter of 2010 compared to 24% for the same period in 2009 due to higher wages and operating costs.
     Direct operating expenses for the fluid services segment increased by 24% to $47.8 million during the third quarter of 2010 as compared to $38.5 million for the same period in 2009, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 25% of revenues during the third quarter of 2010 compared to 23% for the same period in 2009 due to improved pricing for our services.
     Direct operating expenses for the completion and remedial services segment increased by 87% to $43.2 million during the third quarter of 2010 as compared to $23.1 million for the same period in 2009 due in part to increased activity levels overall and in our pressure pumping services line. Segment profits increased to 41% of revenues during the third quarter of 2010 compared to 29% for the same period in 2009, due to higher utilization and improved pricing for our services.
     Direct operating expenses for the contract drilling segment were $4.1 million during the third quarter of 2010 and $3.3 million for the same period in 2009. Segment profits for this segment were 26% of revenues during the third quarter of 2010 compared to 20% for the same period in 2009, primarily due to cost reduction measures.
     General and Administrative Expenses. General and administrative expenses increased by 8% to $27.0 million during the third quarter of 2010 from $25.1 million for the same period in 2009, due mainly to higher personnel costs offset by lower bad debt expense. General and administrative expenses included $1.5 million and $1.3 million of stock-based compensation expense during the third quarter of 2010 and 2009, respectively.

     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $34.0 million during the third quarter of 2010 as compared to $33.5 million for the same period in 2009, reflecting the increase in the size of and investment in our asset base.
     Interest Expense. Interest expense increased by 21% to $11.9 million during the third quarter of 2010 compared to $9.8 million for the same period in 2009. The increase was due to the issuance of $225.0 million of 11.625% Senior Secured Notes due 2014 in July 2009.
     Income Tax Expense. There was an income tax benefit of $4.8 million during the third quarter of 2010 as compared to an income tax benefit of $15.0 million for the same period in 2009. Our effective tax rate during the third quarter of 2010 and 2009 was approximately 34% and 37%, respectively.
     Nine Months Ended September 30, 2010 Compared to Nine Months Ended September 30, 2009
     Revenues. Revenues increased by 29% to $515.4 million during the first nine months of 2010 from $398.4 million during the same period in 2009. This increase was primarily due to increased expenditures by our customers for our services.
     Well servicing revenues increased by 18% to $145.9 million during the first nine months of 2010 compared to $123.6 million during the same period in 2009. This increase was due to the 23% increase in rig hours to 449,000 during the first nine months of 2010 from 365,700 during the same period in 2009. This increase in rig hours was offset by a decrease of 7% in revenue per rig hour to $314 during the first nine months of 2010 from $338 during the first nine months of 2009, due to increased price competition. Our average number of well servicing rigs decreased to 404 during the first nine months of 2010 compared to 414 in the same period in 2009.
     Fluid services revenues increased by 6% to $174.4 million during the first nine months of 2010 compared to $163.8 million in the same period in 2009. Our weighted average number of fluid service trucks decreased 2% to 792 during the first nine months of 2010 from 809 in the same period in 2009, and our revenue per fluid service truck increased to $220,000 in the first nine months of 2010 compared to $203,000 in the same period in 2009, which reflects an increase in utilization and improved pricing for our services.
     Completion and remedial services revenues increased by 82% to $180.5 million during the first nine months of 2010 compared to $99.2 million in the same period in 2009. The increase in revenue between these periods was due to improved utilization of our pressure pumping equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. Total hydraulic horsepower increased to 142,000 at September 30, 2010 from 139,000 at September 30, 2009.
     Contract drilling revenues increased by 24% to $14.6 million during the first nine months of 2010 compared to $11.8 million in the same period in 2009. The number of rig operating days increased to 1,470 in the first nine months of 2010 compared to 953 in the first nine months of 2009. This increase was due to an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, offset by lower dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 25% to $365.8 million during the first nine months of 2010 from $292.6 million in the same period in 2009. This increase was primarily due to the increased activity in each of our four business segments.
     Direct operating expenses for the well servicing segment increased by 19% to $111.9 million during the first nine months of 2010 as compared to $93.8 million for the same period in 2009. The increase in direct operating expenses is primarily due to the increase in rig hours being offset by cost reduction and other efficiency measures we implemented throughout 2009 and 2010. Segment profits were slightly lower at 23% of revenues during the first nine months of 2010 compared to 24% for the same period in 2009.
     Direct operating expenses for the fluid services segment increased by 12% to $132.2 million during the first nine months of 2010 as compared to $118.4 million for the same period in 2009. Segment profits were 24% of revenues during the first nine months of 2010 compared to 28% for the same period in 2009, primarily due to higher personnel and other costs associated with increased activity levels.

     Direct operating expenses for the completion and remedial services segment increased by 57% to $110.6 million during the first nine months of 2010 as compared to $70.5 million for the same period in 2009, due primarily to increased activity levels. Segment profits increased to 39% of revenues during the first nine months of 2010 compared to 29% for the same period in 2009, due to higher utilization and improved pricing for our services.
     Direct operating expenses for the contract drilling segment increased by 12% to $11.1 million during the first nine months of 2010 as compared to $9.9 million for the same period in 2009. Segment profits for this segment were 24% of revenues during the first nine months of 2010 compared to 16% for the same period in 2009, mainly due to cost reduction measures.
     General and Administrative Expenses. General and administrative expenses decreased by 3% to $78.9 million during the first nine months of 2010 from $81.6 million for the same period in 2009, which included $4.1 million and $3.9 million in stock-based compensation expense during the first nine months of 2010 and 2009, respectively. The decrease was primarily due to cost reduction initiatives and lower bad debt expense.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $101.3 million during the first nine months of 2010 as compared to $98.6 million for the same period in 2009, reflecting the increase in the size of and investment in our asset base.
     Goodwill Impairment. In the first quarter of 2009, we recorded a non-cash charge totaling $204.1 million for impairment of all of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments as of March 31, 2009. There was no impairment in the first nine months of 2010.
     Interest Expense. Interest expense increased by 64% to $35.3 million during the first nine months of 2010 compared to $21.5 million for the same period in 2009. The increase was due to the issuance of $225.0 million of 11.625% Senior Secured Notes due 2014 in July 2009.
     Income Tax Expense. There was an income tax benefit of $23.9 million during the first nine months of 2010 as compared to an income tax benefit of $74.2 million for the same period in 2009. Our effective tax rate during the first nine months of 2010 and 2009 was approximately 36% and 24%, respectively. Our effective tax rate was lower in the first nine months of 2009 due to the $204.0 million goodwill impairment, a portion of which was not deductible for tax purposes.
Liquidity and Capital Resources
     As of September 30, 2010, our primary capital resources were net cash flows from our operations and utilization of capital leases. As of September 30, 2010, we had unrestricted cash and cash equivalents of $78.6 million compared to $125.4 million as of December 31, 2009. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash provided by operating activities was $27.2 million for the nine months ended September 30, 2010 as compared to cash provided by operating activities of $78.0 million during the same period in 2009. Operating cash flow in the first nine months of 2010 was lower mainly due to the increase in accounts receivable due to higher revenues.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2010 were $53.9 million as compared to $36.0 million in the same period of 2009. We added $12.8 million of additional assets through our capital lease program during the first nine months of 2010 compared to $16.2 million of additional assets in the same period in 2009.
     For 2010, we now plan to spend at least $65 million for capital expenditures, of which $45 million will be paid for through operating cash flow and existing cash balances and the remainder through capital leases. Based on our view of short-term operating conditions, our capital expenditure program may be increased or decreased accordingly. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.
Capital Resources and Financing
     We currently believe that our operating cash flows, available funds from our revolving credit facility, and cash on hand will be sufficient to fund our near term liquidity requirements.
     Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets.
Senior Notes
     In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “Senior Notes”). The Senior Notes are jointly and severally guaranteed by each of our current subsidiaries, other than two immaterial subsidiaries. As of September 30, 2010, these two subsidiaries held no assets and performed no operations. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
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
Senior Secured Notes
     On July 31, 2009, we issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of our current subsidiaries other than two immaterial subsidiaries. As of September 30, 2010, these two subsidiaries held no assets and performed no operations.
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
     The following capitalized terms used above are as defined in the Uniform Commercial Code (“UCC”) of the State of New York (or such other jurisdiction as may be applicable under the terms of the Security Agreement) on the date of the Security Agreement: Accounts, Chattel Paper, Commercial Tort Claims, Deposit Account, Documents, Electronic Chattel Paper, Equipment, Financial Assets, General Intangibles, Instruments, Inventory, Investment Property, Letter-of-Credit Rights, Payment Intangibles, Proceeds, Securities, Securities Accounts, Security Entitlements, Supporting Obligations, and Tangible Chattel Paper.
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
Revolving Credit Facility
     On September 28, 2010, we entered into a $30.0 million secured revolving credit facility (the “Revolving Credit Facility”) with Capital One, National Association for general corporate purposes. The obligations under the Revolving Credit Facility are jointly and severally, and unconditionally, guaranteed by each of our current subsidiaries, other than two immaterial subsidiaries. As of September 30, 2010, these two subsidiaries held no assets and performed no operations. Borrowings under the Revolving Credit Facility mature on March 31, 2014.
     At our option, advances under the Revolving Credit Facility may be comprised of (i) alternate base rate (“ABR”) loans, at a variable base interest rate plus a margin ranging from 1.125% to 1.875% or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.125% to 2.875%.
     The Revolving Credit Facility contains various covenants that limit our ability, and the ability of our subsidiaries, to:
•	incur indebtedness;

•	grant certain liens;

•	enter into certain sale and leaseback transactions;

•	make certain loans, acquisitions, capital expenditures and investments;

•	acquire or sell assets or consolidate or merge with or into other companies;

•	declare or pay dividends;

•	enter into certain types of transactions with affiliates;

•	restrict or encumber subsidiaries or create additional subsidiaries; and

•	issue stock.

     The Revolving Credit Facility also contains covenants that, among other things, require us to maintain specified ratios or conditions as follows:
•	minimum debt service coverage ratio of:
•	1.05 to 1.00 for September 30, 2010 to December 31, 2010;

•	1.10 to 1.00 for March 31, 2011 to June 30, 2011;

•	1.15 to 1.00 for September 30, 2011 to December 31, 2011; and

•	1.25 to 1.00 for March 31, 2012 and thereafter; and
•	minimum asset coverage ratio of 2.50 to 1.00.
     The obligations under the Revolving Credit Facility are secured by accounts receivable and inventory as collateral under a related Security Agreement.
     We had no amounts outstanding under the Revolving Credit Facility as of September 30, 2010. At September 30, 2010, Basic was in compliance with its covenants.
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. As of September 30, 2010, we had total capital leases of approximately $55.5 million.
Credit Rating Agencies
     Our Senior Notes are currently rated B- and Caa1 by Standard and Poor’s and Moody’s, respectively. Our Senior Secured Notes are currently rated B+ and Ba3 by Standard and Poor’s and Moody’s, respectively.
Preferred Stock
     At September 30, 2010 and December 31, 2009, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
     As of September 30, 2010, we had approximately $12.7 million of net operating loss carryforwards, of this amount $2.3 million are subject to an annual limitation of approximately $900,000. The carryforwards begin to expire in 2017.
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update became effective for the Company on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which become effective January 1, 2011. This update will not change the techniques the Company uses to measure fair value and is not expected to have a material impact on the Company’s consolidated financial statements.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2010, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2009.
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
     We provide hydraulic fracturing services to our customers. Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The U.S. Congress is considering legislation that may require additional regulation affecting the hydraulic fracturing process. To determine if these chemicals could adversely affect drinking water supplies, the U.S. Environmental Protection Agency (the “EPA”) announced in the first quarter of 2010 its intention to conduct a comprehensive research study on the potential adverse effects that hydraulic fracturing may have on water quality and public health. The EPA has begun preparation for the study and expects to complete the study in 2012. In addition, various state-level initiatives in regions with substantial shale gas supplies have been proposed or implemented to regulate hydraulic fracturing practices, limit water withdrawals and water use, require disclosure of fracturing fluid constituents, or protect drinking water supplies. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.
     Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal or state laws or the implementation of regulations regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and gas wells and could adversely affect our financial position, results of operations and cash flows.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended September 30, 2010:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share	Announced Program	the Program
July 1 — July 31	1,433	$8.38	—	$—
August 1 — August 31	169	$7.59	—	$—
September 1 — September 30	—	$—	—	$—
Total	1,602	$8.29	—	$—

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)
4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)
4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)
4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)
4.9*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4.10*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4.11*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
10.1*	Credit Agreement dated as of September 28, 2010, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and Capital One, National Association, as administrative agent, collateral agent and issuing bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)
10.2*	Security Agreement dated as of September 28, 2010, by and among the Company and the subsidiary Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: October 29, 2010

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)
4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)
4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)
4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)
4.9*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4.10*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4.11*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
10.1*	Credit Agreement dated as of September 28, 2010, among the Company, the Subsidiary Guarantors party thereto, the Lenders party thereto and Capital One, National Association, as administrative agent, collateral agent and issuing bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)
10.2*	Security Agreement dated as of September 28, 2010, by and among the Company and the subsidiary Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference