Form 10-K
period 2010-12-31
BASIC ENERGY SERVICES INC
filed 2011-02-25
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $121,143,061 as of June 30, 2010, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $7.70 per share and 15,732,865 shares held by non-affiliates).

There were 41,598,958 shares of the registrant’s common stock outstanding as of February 18, 2011.

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

PART I

ITEMS 1. AND 2.  BUSINESS AND PROPERTIES

General

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia and Pennsylvania. Our operations are focused on liquid rich basins that currently exhibit strong drilling and production economics as well as natural gas-focused shale plays characterized by prolific reserves and attractive economics. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. We provide our services to a diverse group of over 2,000 oil and gas companies.

We revised our business segments beginning in the first quarter of 2008, and in connection therewith restated the corresponding items of segment information for earlier periods. Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services has been consolidated with our Fluid Services segment. The following is a description of our current business segments:

•	Completion and Remedial Services. Our completion and remedial services segment (36% of our revenues in 2010) currently operates our fleet of pressure pumping units, an array of specialized rental equipment and fishing tools, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units, and snubbing units. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.

•	Fluid Services. Our fluid services segment (33% of our revenues in 2010) currently utilizes our fleet of 800 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•	Well Servicing. Our well servicing segment (28% of our revenues in 2010) currently operates our fleet of 412 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.

•	Contract Drilling. Our contract drilling segment (3% of our revenues in 2010) currently operates six drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.

Financial information about our segments is included in Note 15 of the notes to our historical consolidated financial statements.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Significant Market Position.  We maintain a significant market share for our well servicing operations in our core operating areas throughout Texas and a growing market share in the other markets that we serve. Our fleet of 412 well servicing rigs as of December 31, 2010 represents the third largest fleet in the United States, and our goal is to be one of the top two providers of well site services in each of our core operating areas. Our market position allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, completion and plugging and abandonment services.

Modern and Active Well Servicing Fleet.  We operate a modern and active fleet of well servicing rigs. We believe over 75% of the active U.S. well servicing rig fleet was built prior to 1985. Greater than 50% of our rigs at December 31, 2010 were either 2000 model year or newer, or have undergone major refurbishments during the last five years. Driven by our desire to maintain one of the most efficient, reliable and safest fleets in the industry, we took delivery of our final two newbuild well service rigs during 2009 as part of a 134-rig newbuild commitment which started in October 2004. In addition to our regular maintenance program, we have an established program to routinely monitor and evaluate the condition of our fleet. We selectively refurbish rigs and other assets to maintain the quality of our service and to provide a safe work environment for our personnel and have made major refurbishments on 68 of our rigs since the beginning of 2006. Since 2003, we have obtained annual independent reviews and evaluations of substantially all of our assets, which confirmed the location and condition of these assets. We believe that by maintaining a modern and active fleet, we are better able to earn our customers’ business while reducing risk of unplanned downtime.

Extensive Domestic Footprint in the Most Prolific Basins.  Our operations are focused on liquids rich basins that currently exhibit strong drilling and production economics as well as natural gas-focused shale plays characterized by prolific reserves and attractive economics. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. Based on the most recent publicly available information, we operate in states that accounted for approximately 78% of the approximately 800,000 existing onshore oil and natural gas wells in the 48 contiguous states and approximately 79% of onshore oil production and 91% of onshore natural gas production. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.

Diversified Service Offering for Further Revenue Growth and Reduced Volatility.  We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 119 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Decentralized Experienced Management with Strong Corporate Infrastructure.  Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our ten regional or division managers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 30 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Below our ten regional or division managers, our area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

Our Business Strategy

The key components of our business strategy include:

Establishing and Maintaining Leadership Positions in Core Operating Areas.  We strive to establish and maintain market leadership positions within our core operating areas. To achieve this goal, we maintain close customer relationships, seek to expand the breadth of our services and offer high quality services and equipment that meet the scope of customer specifications and requirements. In addition, our significant presence in our core operating areas facilitates employee retention and attraction, a key factor for success in our business. Our significant presence in our core operating areas also provides us with brand recognition that we intend to utilize in creating leading positions in new operating areas.

Selectively Expanding Within Our Regional Markets.  We intend to continue strengthening our presence within our existing geographic footprint through internal growth and acquisitions of businesses with strong customer relationships, well-maintained equipment and experienced and skilled personnel. We typically enter into new markets through the acquisition of businesses with strong management teams that will allow us to expand within these markets. Management of acquired companies often remain with us and retain key positions within our organization, which enhances our attractiveness as an acquisition partner. We have a record of successfully implementing this strategy. By concentrating on targeted expansion in areas in which we already have a meaningful presence, we believe we maximize the returns on expansion capital while reducing downside risk.

Developing Additional Service Offerings Within the Well Servicing Market.  We intend to continue broadening the portfolio of services we provide to our clients by utilizing our well servicing infrastructure. A customer typically begins a new maintenance or workover project by securing access to a well servicing rig, which generally stays on site for the duration of the project. As a result, our rigs are often the first equipment to arrive at the well site and typically the last to leave, providing us the opportunity to offer our customers other complementary services. We believe the fragmented nature of the well servicing market creates an opportunity to sell more services to our core customers and to expand our total service offering within each of our markets. We have expanded our suite of services available to our customers and increased our opportunities to cross-sell new services to our core well servicing customers through acquisitions and internal growth. In connection with the acquisition of Taylor Rig, LLC, a rig manufacturing business operating in our well servicing segment, in the second quarter of 2010, we added a rig manufacturing and service facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs. We expect to continue to develop or selectively acquire capabilities to provide additional services to expand and further strengthen our customer relationships.

Pursuing Growth Through Selective Capital Deployment.  We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are thoroughly reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy, and these decisions may involve a combination of asset acquisitions and the purchase of new equipment.

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and natural gas prices. As oil and natural gas prices increased from 2006 through most of 2008, oil and gas companies increased their drilling and workover activities. In the last part of 2008, oil and natural gas prices declined rapidly, resulting in decreased drilling and workover activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010, which resulted in increases in drilling, maintenance and workover activities in the oil-driven markets during this period. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed throughout 2010, which resulted in decreased activity in the natural gas-driven markets. Despite natural gas prices remaining below the levels seen in recent years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale, and/or that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see increased activity.

The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the EIA average wellhead price for natural gas since 2006. The December 2010 average wellhead price for natural gas was not available at the time this report was filed; therefore the average price through November 2010 was used:

	Cushing WTI Spot	Average Wellhead Price
Period	Oil Price ($/bbl)	Natural Gas ($/mcf)

1/1/06 — 12/31/06	$66.05	$6.42
1/1/07 — 12/31/07	72.34	6.38
1/1/08 — 12/31/08	99.67	8.07
1/1/09 — 12/31/09	61.65	3.66
1/1/10 — 12/31/10	79.39	4.18

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drives the increased demand for our services. Rising oil and natural gas prices from 2006 through the first half of 2008 and the corresponding increase in onshore oil exploration and production spending led to expanded drilling and well service activity, as the U.S. land-based drilling rig count increased approximately 4% during 2007. With the rapid decline in oil and natural gas prices in the second half of 2008 there was a decrease in the land-based drilling rig count of approximately 3% during 2008 and 31% during 2009. In 2010 the land based drilling rig count increased approximately 45%, according to Baker Hughes. The increase in oil prices in the past year resulted in both higher utilization of those rigs and increases in the rates being charged.

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

In contrast, both mandatory and discretionary operating expenditures are substantially more stable than exploration and drilling expenditures. Mandatory operating expenditure projects involve activities that cannot be avoided in the short term, such as regulatory compliance, safety, contractual obligations and projects to maintain the well and related infrastructure in operating condition (for example, repairs to a central tank battery, downhole pump, saltwater disposal system or gathering system). Discretionary operating expenditure projects may not be critical to the short-term viability of a lease or field, but these projects are relatively insensitive to commodity price volatility. Discretionary operating expenditure work is evaluated according to a simple short-term payout criterion that is far less dependent on commodity price forecasts.

Our business is influenced substantially by both operating and capital expenditures by oil and gas companies. Because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by oil and gas companies for the maintenance of existing wells are relatively stable and predictable. In contrast, capital expenditures by oil and gas companies for exploration and drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices. We believe our focus on production and workover activity partially insulates our financial results from the volatility of the active drilling rig count.

Overview of Our Segments and Services

Completion and Remedial Services Segment

Our completion and remedial services segment provides oil and natural gas operators with a package of services that include the following:

•	pumping services, such as cementing, acidizing, fracturing, coiled tubing, nitrogen and pressure testing;

•	rental and fishing tools;

•	cased-hole wireline services;

•	underbalanced drilling in low pressure and fluid sensitive reservoirs; and

•	snubbing services.

This segment currently operates 147 pressure pumping units, with approximately 142,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. As of December 31, 2010, we also operated 40 air compressor packages, including foam circulation units, for underbalanced drilling, 12 wireline units for cased-hole measurement and pipe recovery services and 25 snubbing units.

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

A hydrocarbon reservoir is essentially an interval of rock that is saturated with oil and/or natural gas, usually in combination with water. Three primary factors determine the productivity of a well that intersects a hydrocarbon reservoir: porosity (the percentage of the reservoir volume represented by pore space in which the hydrocarbons reside), permeability (the natural propensity for the flow of hydrocarbons toward the well bore), and “skin” (the degree to which the portion of the reservoir in close proximity to the well bore has experienced reduced permeability as a result of exposure to drilling fluids or other contaminants). Well productivity can be increased by artificially improving either permeability or skin through stimulation methods described below.

Permeability can be increased through the use of fracturing methods by which a reservoir is subjected to fluids pumped into it under high pressure. This pressure creates stress in the reservoir and causes the rock to fracture, thereby creating additional channels through which hydrocarbons can flow. In most cases, sand or another form of proppant is pumped with the fluid as a means of holding open the newly created fractures.

The most common means of reducing near-well bore damage, or skin, is the injection of a highly reactive solvent (such as hydrochloric acid) solution into the area where the hydrocarbons enter the well. This solution has the effect of dissolving contaminants that have accumulated and are restricting the flow of hydrocarbons. This process is generically known as acidizing.

After a well is drilled and completed, the casing may develop leaks as a result of abrasions from production tubing, exposure to corrosive elements or inadequate support from the original attempt to cement the casing in place. When a leak develops, it is necessary to place specialized equipment into the well and to pump cement in such a way as to seal the leak, a process known as “squeeze” cementing.

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2010:

	Market Area
				Rocky	Permian
	Ark-La-Tex	Mid-Continent	Gulf Coast	Mountain	Basin	Appalachia	Total

Pressure Pumping Units	21	105	0	6	11	0	143
Coiled Tubing Units	0	4	0	0	0	0	4
Air/Foam Packages	0	10	0	25	5	0	40
Wireline Units	0	7	0	0	5	0	12
Rental and Fishing Tool Stores	0	8	1	3	8	0	20
Snubbing Units	17	2	0	0	0	6	25

Our pumping services business focuses primarily on lower horsepower cementing, acidizing and fracturing services markets. Currently, there are several pressure pumping companies that provide their services on a national basis. For the most part, these companies have concentrated their assets in markets characterized by complex work with higher horsepower requirements. This has created an opportunity in the markets for pressure pumping services in mature areas with less complex characteristics and lower horsepower requirements. We, along with a number of smaller, regional companies, have concentrated our efforts on these markets. One of our major well servicing competitors also participates in the pressure pumping business, but primarily outside our core areas of operations for pumping services.

The level of activity of our pumping services business is tied to drilling and workover activity. The bulk of pressure pumping work is associated with cementing casing in place as the well is drilled or pumping fluid that stimulates production from the well during the completion phase. Pressure pumping work is awarded based on a combination of price and expertise.

Our rental and fishing tool business provides a range of specialized services and equipment that is utilized on a non-routine basis for both drilling and well servicing operations. Drilling and well servicing rigs are equipped with an array of tools to complete routine operations under normal conditions for most projects in the geographic area in which they are employed. When downhole problems develop with drilling or servicing operations or conditions require non-routine equipment, our customers will usually rely on a provider of rental and fishing tools to augment equipment that is provided with a typical drilling or well servicing rig package.

The term “fishing” applies to a wide variety of downhole operations designed to correct a problem that has developed during the drilling or servicing of a well. The problem most commonly involves equipment that has become lodged in the well and cannot be removed without special equipment. Our technicians utilize tools that are specifically suited to retrieve, or “fish,” and remove the trapped equipment, allowing our customers to resume operations.

Snubbing is the act of putting drill pipe into the wellbore when the blowout preventors are closed and pressure is contained in the well. Due to the large rigup, it is only used for the most demanding of operations when lighter intervention techniques do not offer the strength and durability. Unlike conventional drilling and completions operations, snubbing can be performed with the well still under pressure.

Cased-hole wireline services typically utilize a single truck equipped with a spool of wireline that is used to lower and raise a variety of specialized tools in and out of a cased wellbore. These tools can be used to measure pressures and temperature as well as the condition of the casing and the cement that holds the casing in place. Other applications for wireline tools include placing equipment in or retrieving equipment from the wellbore, or perforating the casing and cutting off pipe that is stuck in the well so that the free section can be recovered. Electric wireline contains a conduit that allows signals to be transmitted to or from tools located in the well. A simpler form of wireline, slickline, lacks an electrical conduit and is used only to perform mechanical tasks such as setting or retrieving various tools. Wireline trucks are often used in place of a well servicing rig when there is no requirement to remove tubulars from the well in order to make repairs. Wireline trucks, like well servicing rigs, are utilized throughout the life of a well.

Unlike pressure pumping and wireline services, underbalanced drilling services are not utilized universally throughout oil and natural gas operations. Underbalanced drilling is a technique that involves maintaining the pressure in a well at or slightly below that of the surrounding formation using air, nitrogen, mist, foam or lightweight drilling fluids instead of conventional drilling fluid. The most common method of reducing the weight of drilling fluid is to mix it with air as the fluid is pumped into the well. By varying the volume of air pumped with the fluid, the net hydrostatic pressure can be adjusted to the desired level. In extreme cases, air alone can be used to circulate rock cuttings from the well.

Fluid Services Segment

Our fluid services segment provides oilfield fluid supply, transportation, storage and construction services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations. These services include:

•	the transportation of fluids used in drilling and workover operations and of salt water produced as a by-product of oil and natural gas production;

•	the sale and transportation of fresh and brine water used in drilling and workover activities;

•	the rental of portable frac tanks and test tanks used to store fluids on well sites;

•	the operation of company-owned fresh water and brine source wells and of non-hazardous wastewater disposal wells; and

•	the preparation, construction and maintenance of access roads, drilling locations, and production facilities.

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2010:

	Market Area
	Rocky	Permian	Ark-La-	Gulf	Mid-
	Mountain	Basin	Tex	Coast	Continent	Total

Fluid Service Trucks	105	280	200	150	65	800
Salt Water Disposal Wells	0	23	25	10	11	69
Fresh/Brine Water Stations	0	34	0	2	0	36
Fluid Storage Tanks	474	662	1,031	265	203	2,635

Requirements for minor or incidental fluid services are usually purchased on a “call out” basis and charged according to a published schedule of rates. Larger projects, such as servicing the requirements of a multi-well drilling program or frac program, generally involve a bidding process. We compete for both services on a call out basis and for multi-well contract projects.

We provide a full array of fluid sales, transportation, storage and disposal services required on most workover, completion and remedial projects. Our breadth of capabilities in this segment allows us to serve as a one-stop source of equipment and services for our customers. Many of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by oil and gas operators, requiring them to use several companies to meet their requirements and increasing their administrative burden.

Our fluid services segment has a base level of business volume related to the regular maintenance of oil and natural gas wells. Most oil and natural gas fields produce residual salt water in conjunction with oil or natural gas. Fluid service trucks pick up this fluid from tank batteries at the well site and transport it to a salt water disposal well for injection. This type of regular maintenance work must be performed if a well is to remain active. Transportation and disposal of produced water is considered a low value service by most operators, and it is difficult for us to command a premium over rates charged by our competition. Our ability to outperform competitors in this segment depends on our ability to achieve significant economies relating to logistics, specifically the proximity between the areas where salt water is produced and the areas where our company-owned disposal wells are located. We operate salt water disposal wells in most of our markets, and our ownership of these disposal wells eliminates the need to pay third parties a fee for disposal.

Workover, completion and remedial activities also provide the opportunity for higher operating margins from tank rentals and fluid sales. Drilling and workover jobs typically require fresh or brine water for drilling mud or circulating fluid used during the job. Completion and workover procedures often also require large volumes of water for fracturing operations, which involves stimulating a well hydraulically to increase production. Spent mud and flowback fluids from drilling and completion activities are required to be transported from the well site to an approved disposal facility.

Our competitors in the fluid services industry are mostly small, regionally focused companies. There are currently no companies that have a dominant position on a nationwide basis. The level of activity in the fluid services industry is comprised of a relatively stable demand for services related to the maintenance of producing wells and a highly variable demand for services used in the drilling and completion of new wells. As a result, the level of onshore drilling activity significantly affects the level of activity in the fluid services industry. While there are no industry-wide statistics, the Baker Hughes Land Drilling Rig Count is an indirect indication of demand for fluid services because it directly reflects the level of onshore drilling activity.

Fluid Services.  We currently own and operate 800 fluid service trucks equipped with a fluid hauling capacity of up to 150 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks is also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

Salt Water Disposal Well Services.  We own disposal wells that are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes. Our fluid service trucks frequently transport the fluids that are disposed of in these salt water disposal wells. Our disposal wells have an average permitted injection capacity of over 6,000 barrels per day per well and are strategically located in close proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. In the states in which we operate, oil and natural gas wastes and salt water produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells, allowing us to salvage residual crude oil that we later sell for our account.

Fresh and Brine Water Stations.  Our network of fresh and brine water stations, particularly in the Permian Basin where surface water is generally not available, is used to supply water necessary for the drilling and completion of oil and natural gas wells. Our strategic locations, in combination with our other fluid handling services, give us a competitive advantage over other service providers in those areas in which these other companies cannot provide these services.

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

Our well servicing segment also includes the manufacturing and sale of new workover rigs through our wholly-owned subsidiary, Taylor Industries, LLC, which we formed in connection with the acquisition of a rig manufacturing business in the second quarter of 2010.

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

Our fleet included 412 well servicing rigs as of December 31, 2010, including 135 newbuilds since October 2004 and 68 rebuilds since the beginning of 2006. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, Arkansas, Utah, Montana, Pennsylvania and West Virginia. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. The majority of our well servicing segment consists of land-based equipment. We also own four inland well servicing barges. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2010. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

		Market Area
		Permian	Gulf	Ark-La-	Mid-	Rocky
Rig Type	Rated Capacity	Basin	Coast	Tex	Continent	Mountain	Appalachia	Stacked	Total

Swab	N/A	3	1	5	4	1	0	0	14
Light Duty	<90 tons	3	0	0	8	0	0	13	24
Medium Duty	>90<125 tons	107	29	22	46	48	0	44	296
Heavy Duty	≥125 tons	30	2	4	4	8	6	12	66
24-Hour	≥125 tons	2	3	0	0	0	0	3	8
Inland Barge	≥125 tons	0	4	0	0	0	0	0	4

Total		145	39	31	62	57	6	72	412

We operate a total of 412 well servicing rigs, the third largest fleet in the United States. Based on the most recent publicly available information, Key Energy Services is our largest competitor, with an estimated total of 787 domestic rigs and Nabors is our second largest competitor, with an estimated 556 domestic rigs. Our only other competitors operating more than 100 rigs are Complete Production Services, with an estimated 272 domestic rigs and Forbes Energy Services with an estimated 173 domestic rigs. Excluding the rigs operated by Nabors in California where we do not compete, we believe we have the second largest rig fleet in the United States.

The total number of rigs owned by us and the four other companies referenced above is approximately 2,200, or 70% of the available fleet owned by member companies of the AESC, the major trade association of well site service providers. The remaining 30% of the well servicing rigs are owned by more than 100 local and regional companies. The December 2010 monthly activity survey conducted by the AESC indicated that 63% of the rigs owned were active.

Maintenance.  Regular maintenance is generally required throughout the life of a well to sustain optimal levels of oil and natural gas production. Regular maintenance currently comprises the largest portion of our work in this segment and because ongoing maintenance spending is required to sustain production, we generally experience relatively stable demand for these services. We provide well service rigs, equipment and crews to our customers for these maintenance services. Maintenance services are often performed on a series of wells in proximity to each other and consist of routine mechanical repairs necessary to maintain production, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a natural gas well, and removing debris such as sand and paraffin from the well. Other services include pulling the rods, tubing, pumps and other downhole equipment out of the well bore to identify and repair a production problem. These downhole equipment failures are typically caused by the repetitive pumping action of an oil well. Corrosion, water cut, grade of oil, sand production and other factors can also result in frequent failures of downhole equipment.

The need for maintenance activity does not directly depend on the level of drilling activity, although it is somewhat impacted by short-term fluctuations in oil and natural gas prices. Demand for our maintenance services is driven primarily by the production requirements of local oil or natural gas fields and is therefore affected by changes in the total number of producing oil and natural gas wells in our geographic service areas.

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

Plugging and Abandonment.  Well servicing rigs are also used in the process of permanently closing oil and natural gas wells no longer capable of producing in economic quantities. Plugging and abandonment work can be performed with a well servicing rig along with wireline and cementing equipment; however, this service is typically provided by companies that specialize in plugging and abandonment work. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and comply with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and natural gas prices than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by other service companies.

Contract Drilling Segment

Our contract drilling segment employs drilling rigs and related equipment to penetrate the earth to a desired depth and initiate production.

We own and operate six land drilling rigs, which are currently deployed in the Permian Basin of Texas and New Mexico. A land drilling rig generally consists of engines, a drawworks, a mast, pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. These jobs are typically bid by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer. The demand for drilling services is highly dependent on the availability of new drilling locations available to well operators, as well as sensitivity to expectations relating to and changes in oil and natural gas prices.

Our drilling rig fleet was acquired in April 2007 with the acquisition of Sledge Drilling Corp.

Properties

Our principal executive offices are located at 500 W. Illinois, Suite 100, Midland, Texas 79701. We currently conduct our business from 119 area offices, 58 of which we own and 61 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 119 area offices, 70 are located in Texas, 12 are in Oklahoma, eight are in New Mexico, seven are in Wyoming, five are in Louisiana, four are in Colorado, four are in Arkansas, three are in North Dakota, two are in Montana, two are in Kansas, one is in Pennsylvania and one is in Utah.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2010, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed.

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. We believe our two largest competitors, Key Energy Services, Inc. and Nabors Well Services Co., combined own approximately 43% of the U.S. marketable well servicing rigs according to the most recent publicly available data including the Guiberson-AESC well service rig count. Both Key and Nabors are public companies that operate in most of the large oil and natural gas producing regions in the United States. They each have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, Key and Nabors market a large portion of their work to the major oil and gas companies.

We differentiate ourselves from our major competition by our operating philosophy. We operate a decentralized organization, where local, experienced management teams are largely responsible for sales and operations and developing stronger relationships with our customers at the field level. We target areas that are attractive to independent oil and gas operators who in our opinion tend to be more aggressive in spending, less focused on price and more likely to award work based on performance. We concentrate on providing services to a diverse group of large and small independent oil and gas companies. These independents typically are relationship driven, make decisions at the local level and are willing to pay higher rates for services. We have been successful using this business model and believe it will enable us to continue to grow our business.

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

Environmental Regulation and Climate Change

Environment, Health and Safety Regulation, Including Climate Change

Our operations are subject to stringent federal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency, commonly referred to as the “EPA,” and analogous state agencies issue regulations to implement and enforce these laws, which often require stringent and costly compliance measures. These laws and regulations may, among other things, require the acquisition of permits; govern the amounts and types of substances that may be released into the environment in connection with oil and gas drilling; restrict the way we handle or dispose of our materials and wastes; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; or require investigatory and remedial actions to mitigate pollution conditions. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the possible issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose liability for environmental damages and cleanup costs without regard to negligence or fault. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. We believe that we are in substantial compliance with current applicable environmental, health and safety laws and regulations and that continued compliance with existing requirements will not have a material adverse impact on our operations. However, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or our competitive position. Below is a discussion of the principal environmental laws and regulations that relate to our business.

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. Moreover, in the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.

We currently own or lease, and have in the past owned or leased, a number of properties that have been used as service yards in support of oil and natural gas exploration and production activities. Although we have utilized operating and disposal practices that we considered standard in the industry at the time, there is the possibility that repair and maintenance activities on rigs and equipment stored in these service yards, as well as fluids stored at these yards, may have resulted in the disposal or release of hydrocarbons or other wastes on or under these yards or other locations where these wastes have been taken for disposal. In addition, we own or lease properties that in the past were operated by third parties whose operations were not under our control. These properties and the hydrocarbons or wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes or property contamination.

In the course of our operations, some of our equipment may be exposed to naturally occurring radiation associated with oil and natural gas deposits, and this exposure may result in the generation of wastes containing naturally occurring radioactive materials, or “NORM.” NORM wastes exhibiting trace levels of naturally occurring radiation in excess of established state standards are subject to special handling and disposal requirements, and any storage vessels, piping and work area affected by NORM may be subject to remediation or restoration requirements. Because many of the properties presently or previously owned, operated or occupied by us have been used for oil and natural gas production operations for many years, it is possible that we may incur costs or liabilities associated with elevated levels of NORM.

Our operations are also subject to the federal Clean Water Act and analogous state laws. Under these laws, permits must be obtained to discharge pollutants into regulated surface or subsurface waters. Spill prevention, control and countermeasure requirements under federal law require appropriate operating protocols, including containment berms and similar structures, to help prevent the contamination of regulated waters in the event of a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction activities. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Additionally, permits for discharges of storm water runoff may be required for certain of our properties.

The federal Clean Water Act and the federal Oil Pollution Act of 1990 contain numerous requirements relating to the prevention of and response to oil spills into regulated waters, and require some owners or operators of facilities that store or otherwise handle oil to prepare and implement spill prevention, control and countermeasure plans, also referred to as “SPCC plans,” relating to the possible discharge of oil into regulated waters.

Our underground injection operations are subject to the federal Safe Drinking Water Act, referred to as the “SDWA,” as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced in January 2011, or at the state level. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma and Kansas. Our operations also involve the disposal of produced salt water by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the Texas Railroad Commission, also known as the “RRC.” We also operate salt water disposal wells in New Mexico, Oklahoma, Arkansas and Louisiana and are subject to similar regulatory controls in those states. Regulations in these states require us to obtain a permit from the applicable regulatory agencies to operate each of our underground salt water disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

We maintain insurance against some risks associated with environmental liabilities that may occur as a result of well service activities. However, this insurance is limited to activities at the well site and there can be no assurance that this insurance will cover all potential losses, that insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

We are also subject to the requirements of the federal Occupational Safety and Health Act, known as “OSHA,” and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.

The federal Clean Air Act, as amended, known as the “Clean Air Act,” and state air pollution permitting laws, restrict the emission of air pollutants from many sources, including drilling operations and related equipment, and as a result affect oil and natural gas operations. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide (“CO2”), are being developed by the federal government and may increase the costs of compliance for our drilling services or our customers’ operations.

Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2011. However, any such legislation may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the UNFCCC and a subsidiary agreement known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. The United States is a party to the UNFCCC but did not ratify the Kyoto Protocol. Such negotiations have thus far not resulted in substantive changes that would affect domestic industrial sources in the United States, and it is uncertain whether an international agreement will be reached or what the terms of any such agreement would be. The EPA has also taken action under the CAA to regulate greenhouse gas emissions. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases.

Following the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the CAA definition of “air pollutant,” the EPA determined that greenhouse gases from certain sources “endanger” public health or welfare. The EPA subsequently promulgated certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and gas industry, which may affect certain of our existing or future operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA’s Prevention of Significant Deterioration and Title V permit programs beginning in 2011. Facilities triggering permit requirements may be required to reduce greenhouse gas emissions consistent with “best available control technology” standards if deemed to be cost effective. Such changes will also affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA’s regulatory authority. The EPA has also announced its intention to promulgate additional regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector.

There is considerable debate as to global warming and the environmental effects of greenhouse gas emissions and associated consequences affecting global climate, oceans, and ecosystems. As a commercial enterprise, we are not in a position to validate or repudiate the existence of global warming or various aspects of the scientific debate. However, if global warming is occurring, it could have an impact on our operations. For example, our operations in low lying areas such as the coastal regions of Louisiana and Texas may be at increased risk due to flooding, rising sea levels or disruption of operations from more frequent and severe weather events. Facilities in areas with limited water availability may be impacted if droughts become more frequent or severe. Changes in climate or weather may hinder exploration and production activities or increase or decrease the cost of production of oil and natural gas resources and consequently affect demand for our field services. Changes in climate or weather may also affect consumer demand for energy or alter the overall energy mix. However, we are not in a position to predict the precise effects of global warming on energy markets or the physical effects of global warming. We are providing this disclosure based on publicly available information on the matter.

Employees

As of December 31, 2010, we employed approximately 4,500 people, with approximately 82% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

Risks Relating to Our Business

Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business has been in the past, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn, and the possibility of its return to former levels is uncertain. Adverse changes in capital markets and declines in prices for oil and natural gas experienced during this period caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause these and other oil and natural gas producers to make additional reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

If oil and natural gas prices remain volatile, or if oil prices decline or natural gas prices remain low or decline further, the demand for our services could be adversely affected.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related general production spending and level of drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment. If oil prices decline or natural gas prices continue to remain low or decline further, or if there is a reduction in drilling activities, the demand for our services and our results of operations could be materially and adversely affected.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $99.67, $61.65 and $79.39 per barrel in 2008, 2009 and 2010, respectively, and the average wellhead price for natural gas, as recorded by the EIA, was $8.07, $3.66 and $4.18 per Mcf for 2008, 2009 and 2010, respectively. The full 2010 average wellhead price for natural gas was not available at the time this report was filed; therefore the average price through November 2010 was used.

We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2009, we invested approximately $43.4 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2010, we invested approximately $63.6 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. Please read “Liquidity and Capital Resources” for more information.

Our significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures and acquisitions, take advantage of business opportunities or respond to competitive pressures, it could materially adversely affect our results of operations, financial condition and growth. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. Adverse changes in the capital markets could make it difficult to obtain additional capital or obtain it at attractive rates.

Competition within the well services industry may adversely affect our ability to market our services.

The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions experienced in the latter part of 2008 and in 2009 lowered demand for well servicing equipment, which resulted in excess equipment and lower utilization rates during 2009 and 2010. If market conditions in our oil-oriented operating areas were to deteriorate or if adverse market conditions in our natural gas-oriented operating areas persist, utilization rates may decline.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our customers consist primarily of major and independent oil and gas companies. During 2009 and 2010, our top five customers accounted for 23% and 24%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We may also be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under the New Revolving Credit Facility and under the indentures governing our 7.125% Senior Notes due 2016 and 7.75% Senior Notes due 2019.

Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could adversely affect our business.

We may not be able to find enough skilled labor to meet our needs, which could limit our growth. Our business activity historically decreases or increases with the prices of oil and natural gas. We may have problems finding enough skilled and unskilled laborers in the future if the demand for our services increases. If we are not able to increase our service rates sufficiently to compensate for wage rate increases, our operating results may be adversely affected.

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

We maintain insurance coverage that we believe to be customary in the industry against these hazards. However, we do not have insurance against all foreseeable risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. We are also self-insured up to retention limits with regard to workers’ compensation, general liability, and medical and dental coverage. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.

We are subject to environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.

Our operations are subject to federal, regional, state and local laws and regulations relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities, the imposition of substantial liabilities for pollution resulting from our operations and the application of specific health and safety criteria addressing worker protection. Failure to comply with these laws and regulations could result in restrictions or orders suspending well operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders.

There is inherent risk of environmental costs and liabilities in our business as a result of our handling of petroleum hydrocarbons and oilfield and industrial wastes, air emissions and wastewater discharges related to our operations, and historical industry operations and waste disposal practices. Our fluid services segment includes disposal operations into injection wells that pose risks of environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, which means that in some situations, we could be exposed to liability as a result of our conduct that was without fault or lawful at the time it occurred or as a result of the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and costs associated with changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition and results of operations.

Laws protecting the environment generally have become more stringent over time and are expected to continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.

Please read “Business — Environmental Regulation and Climate Change” for more information on the environmental laws and government regulations that are applicable to us.

Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating costs and reduced demand for our field services.

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and gas industry, including certain onshore oil and natural gas production activities, which may affect certain of our or our customers’ existing or future operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA’s Prevention of Significant Deterioration and Title V permit programs beginning in 2011. Facilities triggering permit requirements may be required to reduce greenhouse gas emissions consistent with “best available control technology” standards if deemed to be cost effective. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2011. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.

Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our well servicing activities and could adversely affect our financial position, results of operations and cash flows.

We provide hydraulic fracturing services to our customers. Hydraulic fracturing is a commonly used process that involves using water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control provisions of the federal Safe Drinking Water Act to exclude hydraulic fracturing from the definition of “underground injection” and associated permitting requirements under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced in January 2011, or at the state level. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing, the results of which are anticipated to be available by late 2012. Last year, a committee of the U.S. House of Representatives undertook investigations into hydraulic fracturing practices, including requesting information from various field services companies including us. We responded to that request and have received no further communication from the committee with regard to that investigation. However, on January 31, 2011, Representative Henry Waxman and other members of Congress wrote to the EPA asserting that various companies, including us, had engaged in hydraulic fracturing operations requiring a permit without obtaining such a permit. We have no knowledge as to whether or how the EPA will respond to that letter. The U.S. Department of the Interior has announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing and has resulted in delays of well permits in some areas.

Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and natural gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations or ordinances regarding hydraulic fracturing could potentially cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our well servicing activities, which could adversely affect our financial position, results of operations and cash flows.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2010, our total debt was $508.3 million, including the aggregate principal amount due under our 7.125% Senior Notes due 2016 of $225.0 million, the aggregate principal amount due under our 11.625% Senior Secured Notes due 2014 of $225.0 million and capital lease obligations in the aggregate amount of $58.3 million. There were no amounts outstanding under our $30.0 million secured revolving credit facility as of December 31, 2010. For the year ended December 31, 2010, we made cash interest payments totaling $43.8 million.

On February 15, 2011, we issued $275.0 million of 7.75% Senior Notes due 2019 and used a portion of the net proceeds from the offering to retire our outstanding 11.625% Senior Secured Notes. Also on February 15, 2011, we terminated our $30.0 million secured revolving credit facility and entered into a $165.0 million new revolving credit facility (the “New Revolving Credit Facility”).

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

The indentures governing our 7.125% Senior Notes due 2016 and our 7.75% Senior Notes due 2019 and our New Revolving Credit Facility impose restrictions on us that may affect our ability to successfully operate our business.

The indentures governing our 7.125% Senior Notes due 2016 and our 7.75% Senior Notes due 2019 and our New Revolving Credit Facility include limitations on our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfers of assets without the lenders’ consent; and

•	limitations on dividends and distributions.

In addition, our New Revolving Credit Facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, some of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our New Revolving Credit Facility. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our indebtedness under our 7.125% Senior Notes, our 7.75% Senior Notes or our New Revolving Credit Facility could result in a default under or acceleration of other indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our New Revolving Credit Facility or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions. Please read

“Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — New Revolving Credit Facility” for a discussion of our New Revolving Credit Facility.

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

As of February 18, 2011, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse, a Swiss Bank, and Credit Suisse Securities (USA) LLC, beneficially owned approximately 43.5% of our outstanding common stock. Accordingly, DLJ Merchant Banking is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of DLJ Merchant Banking may differ from those of our other stockholders, and DLJ Merchant Banking may vote its common stock in a manner that may adversely affect our other stockholders.

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

Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•	a classified board of directors, so that only approximately one third of our directors are elected each year;

•	limitations on the removal of directors;

•	the prohibition of stockholder action by written consent;

•	limitations on the ability of our stockholders to call special meetings; and

•	advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders.

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

ITEM 4.	[RESERVED]

Executive Officers of the Registrant

Our executive officers as of December 31, 2010 and their respective ages and positions are as follows:

Name	Age	Position

Kenneth V. Huseman	58	President, Chief Executive Officer and Director
Alan Krenek	55	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
T.M. “Roe” Patterson	36	Senior Vice President — Rig and Truck Operations
James F. Newman	46	Group Vice President — Completion and Remedial Services
Stephen J. McCoy	55	Vice President — Contract Drilling
Douglas B. Rogers	47	Vice President — Marketing
James E. Tyner	60	Vice President — Human Resources

Set forth below is the description of the backgrounds of our executive officers.

Kenneth V. Huseman (President — Chief Executive Officer and Director) has 32 years of well servicing experience. He has been our President and Chief Executive Officer and a Director since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1978 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States, including drilling operations in Alaska. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 23 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. From October 2002 to January 2005, he served as Vice President and Controller of Fleetwood Retail Corp., a subsidiary in the manufactured housing division of Fleetwood Enterprises, Inc. He worked in various financial management positions at Pool Energy Services Co. from 1980 to 1993 and at Noble Corporation from 1993 to 1995. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a certified public accountant.

T. M. “Roe” Patterson (Senior Vice President — Rig and Truck Operations) has 16 years of related industry experience. He has been our Senior Vice President of Rig and Truck operations since September 2008, and has been the Vice President of various different groups within Basic since February 2006. Prior to joining us, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

James F. Newman (Group Vice President — Completion and Remedial Services) has 26 years of related industry experience and has been our Group Vice President of Completion and Remedial Services since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Professional Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

Stephen J. McCoy (Vice President — Contract Drilling) has 35 years of related industry experience. Mr. McCoy has served as our Vice President — Contract Drilling since February 2009 after serving as our Vice President — Contracts since joining the company in June 2008. Prior to joining us, he was the Chief Operating Officer of H&M Resources from August 2007 to June 2008 and handled various operating duties in drilling and operating wells in the Permian Basin. He served as Vice President of Marketing for Patterson-UTI over their Permian Basin Division and in other various capacities from November 1996 until July of 2007 after Patterson Drilling purchased Gene Sledge Drilling Company. Mr. McCoy started with the Western Company in January 1978 before joining Cactus Drilling Corporation as a Contract Representative in October 1978 until May 1991. He joined Ranchland Rental Tools as Vice President of Marketing in 1991 and worked there through the mergers of Triumph Tools and Total Energy and then as District Manager for Enterra’s drilling tool division until joining Nabors Drilling as a Contracts Manager in January 1996. Mr. McCoy graduated with a B.B.A. degree in Business Management from Texas Tech University.

Douglas B. Rogers (Vice President — Marketing) has 28 years of related industry experience. He joined Basic in 2007 and serves as Vice President Marketing after serving as Vice President Contracts for the Drilling Division. Mr. Rogers was Vice President Rocky Mountain Division for Patterson-UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson-UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.

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

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS.” The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2009 and 2010, respectively:

	High	Low

2009:
First Quarter	$14.94	$5.45
Second Quarter	$12.79	$6.53
Third Quarter	$9.68	$6.15
Fourth Quarter	$9.40	$6.59
2010:
First Quarter	$11.12	$7.71
Second Quarter	$10.68	$7.13
Third Quarter	$9.65	$7.17
Fourth Quarter	$17.06	$8.63

As of February 18, 2011, we had 41,598,958 shares of common stock outstanding held by approximately 286 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2010:

Number of
	Number of		Securities
	Securities to be	Weighted	Remaining
	Issued upon	Average Exercise	Available for
	Exercise of	Price of	Future Issuance
	Outstanding	Outstanding	Under Equity
Plan Category	Options	Options	Compensation Plans

Equity compensation plans approved by security holders(1)	1,414,450	$11.44	1,635,388
Equity compensation plans not approved by security holders	—	—	—

Total	1,414,450	$11.44	1,635,388

(1)	Consists of the Basic Energy Services, Inc. Fourth Amended and Restated 2003 Incentive Plan (as amended effective May 26, 2009).

Issuer Purchases of Equity Securities

On October 13, 2008, Basic announced that its Board of Directors had authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009. As of December 31, 2010, approximately $35.2 million remained authorized for purchase under this program.

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2010 (dollars in thousands, except average price paid per share):

				Approximate Dollar
			Total Number of	Value of Shares
		Average	Shares Purchased as	that May Yet be
	Total Number of	Price Paid	Part of Publicly	Purchased Under the
Period	Shares Purchased(1)	per Share	Announced Program	Program

October 1, 2010 — October 31, 2010	441	$11.33	0	$0
November 1, 2010 — November 30, 2010	988	$12.00	0	$0
December 1, 2010 — December 31, 2010	0	$0	0	$0
Total	1,429	$11.79	0	$0

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

Performance Graph

The following is a line graph comparing cumulative, total shareholder return from December 30, 2005 through December 31, 2010 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Complete Production Services, Inc., Tetra Technologies, Inc. and Pioneer Drilling Company.

The graph assumes investments of $100 on December 30, 2005 at the closing sale price, and the reinvestment of all dividends, if any.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

December 30, 2005 to December 31, 2010

Value of $100 Invested at December 30, 2005, December 29, 2006, December 31, 2007,
December 31, 2008, December 31, 2009 and December 31, 2010

	Basic Energy	Peer
	Services	Group	Russell 2000
December 30, 2005	$100.00	$100.00	$100.00
December 29, 2006	$123.56	$111.57	$117.00
December 31, 2007	$110.03	$88.14	$113.79
December 31, 2008	$65.36	$33.88	$74.19
December 31, 2009	$44.61	$60.08	$92.90
December 31, 2010	$82.61	$93.15	$116.40

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the Regulations 14A or 14C under the Securities Exchange Act of 1934 or to the liabilities of Section 18 under such act.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth our selected historical financial information for the periods shown. The following information should be read in conjunction with Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and our financial statements included elsewhere in this report. The amounts for each historical annual period presented below were derived from our audited financial statements.

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Statement of Operations Data:
Revenues:
Completion and remedial services	$261,436	$134,818	$304,326	$240,692	$154,412
Fluid services	241,164	214,822	315,768	259,324	245,011
Well servicing	204,872	160,614	343,113	342,697	323,755
Contract drilling	20,767	16,373	41,735	34,460	6,970

Total revenues	728,239	526,627	1,004,942	877,173	730,148

Expenses:
Completion and remedial services	156,573	95,287	165,574	125,948	74,981
Fluid services	178,152	159,079	203,205	165,327	153,445
Well servicing	156,885	121,618	215,243	205,132	178,028
Contract drilling	15,250	13,604	28,629	22,510	8,400
General and administration(a)	107,781	104,253	115,319	99,042	81,318
Depreciation and amortization	135,001	132,520	118,607	93,048	62,087
Loss (gain) on disposal of assets	2,856	2,650	76	477	277
Goodwill impairment	—	204,014	22,522	—	—

Total expenses	752,498	833,025	869,175	711,484	558,536

Operating income	(24,259)	(306,398)	135,767	165,689	171,612
Net interest expense	(46,368)	(32,386)	(24,630)	(25,136)	(15,504)
Gain (loss) on early extinguishment of debt	—	(3,481)	—	(230)	(2,705)
Bargain Purchase gain	1,772	—	—	—	—
Other income (expense)	499	1,198	12,235	176	169

Income (loss) from continuing operations before income taxes	(68,356)	(341,067)	123,372	140,499	153,572
Income tax (expense) benefit	24,793	87,529	(55,134)	(52,766)	(54,742)

Net income (loss)	(43,563)	(253,538)	68,238	87,733	98,830

Net income (loss) available to common stockholders	$(43,563)	$(253,538)	$68,238	$87,733	$98,830

Basic earnings (loss) per share of common stock:	$(1.10)	$(6.39)	$1.67	$2.19	$2.87

Diluted earnings (loss) per share of common stock:	$(1.10)	$(6.39)	$1.64	$2.13	$2.56

	Year Ended December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands, except per share data)

Other Financial Data:
Cash flows from operating activities	$49,383	$89,205	$212,827	$198,591	$145,678
Cash flows from investing activities	(97,879)	(62,864)	(197,302)	(294,103)	(241,351)
Cash flows from financing activities	(28,943)	(12,119)	3,669	136,088	114,193
Capital expenditures:
Acquistions, net of cash acquired	50,278	7,816	110,913	199,673	135,568
Property and equipment	63,579	43,367	91,890	98,536	104,574

(a)	Includes approximately $5,666,000 $5,152,000 $4,149,000 $3,964,000 and $3,429,000 of non-cash stock compensation expense for the years ended December 31, 2010, 2009, 2008, 2007 and 2006, respectively.

	As of December 31,
	2010	2009	2008	2007	2006
	(Dollars in thousands)

Balance Sheet Data:
Cash and cash equivalents	$47,918	$125,357	$111,135	$91,941	$51,365
Property and equipment, net	625,702	666,642	740,879	636,924	475,431
Total assets	1,029,813	1,039,541	1,310,711	1,143,609	796,260
Long-term debt	474,628	475,845	454,260	406,306	250,742
Stockholders’ equity	301,923	340,149	595,004	524,821	379,250

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 28 separate acquisitions from January 1, 2006 to December 31, 2010. Our weighted average number of fluid service trucks increased from 529 in the first quarter of 2006 to 782 in the fourth quarter of 2010. We added 98 trucks through the acquisition of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, LP (collectively “Azurite”) in the third quarter of 2008. Our weighted average number of well servicing rigs increased from 325 in the first quarter of 2006 to 407 in the fourth quarter of 2010. Our weighted average number of drilling rigs increased from two in the first quarter of 2006 to six in the fourth quarter of 2010. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

We revised our business segments beginning in the first quarter of 2008, and in connection therewith, restated the corresponding items of segment information for earlier periods. Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Contract Drilling was previously included in our Well Servicing segment. Well Site Construction Services has been consolidated with our Fluid Services segment.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2010		2009		2008

Revenues:
Completion and remedial services	$261.4	36%	$134.8	26%	$304.3	30%
Fluid services	$241.1	33%	$214.8	41%	$315.8	32%
Well servicing	$204.9	28%	$160.6	30%	$343.1	34%
Contract drilling	$20.8	3%	$16.4	3%	$41.7	4%

Total revenues	$728.2	100%	$526.6	100%	$1,004.9	100%

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity, could adversely impact the level of drilling and workover activity by some of our customers. This volatility also affects the demand for our services and the price of our services. In addition, the discovery rate of new oil and natural gas reserves in our market areas also may have an impact on our business, even in an environment of stronger oil and natural gas prices. For a more comprehensive discussion of our industry trends, see “General Industry Overview” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

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

Through the middle of 2008, oil and natural gas prices reached historic highs, which increased utilization and pricing for our services. However, in the latter part of 2008 there were significant decreases in oil and natural gas prices, which caused significantly lower utilization of our services in the fourth quarter of 2008. In 2009, natural gas prices continued to decline from prices experienced in the fourth quarter of 2008 while oil prices increased over the same period. This decrease in natural gas prices, coupled with adverse changes in the capital markets, resulted in lower demand for our services and increased price competition during 2009, as a number of oil and gas producers reduced their budgets for 2009. During 2010, oil prices remained relatively stable following the increase in prices experienced during 2009. This trend in oil prices has caused utilization and pricing for our services to increase in our oil-based operating areas, while utilization and pricing for our services in our natural gas-based operating areas throughout 2010 have remained depressed due to low natural gas prices. We expect oil prices in 2011 to remain above levels necessary to support increased capital spending programs for workover and drilling programs as well as routine maintenance. We believe that the outlook for natural gas prices in 2011 will continue to be uncertain, which will cause our customers to remain cautious in their spending until natural gas prices gain strength and stability. We expect that the supply of available equipment combined with higher demand from our customers will result in utilization levels across all of our business segments showing further improvements throughout 2011 as we continue to reactivate and relocate equipment to meet demand, particularly in our established oil-oriented market areas.

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

We believe that the most important performance measures for our business segments are as follows:

•	Completion and Remedial Services — segment profits as a percent of revenues;

•	Fluid Services — trucking hours, revenue per truck, segment profits per truck and segment profits as a percent of revenues;

•	Well Servicing — rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues; and

•	Contract Drilling — rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see “Segment Overview” below.

Recent Strategic Acquisitions and Expansions

During the period from 2008 through 2010, we grew through acquisitions and capital expenditures. During 2008, we completed five acquisitions, of which Azurite was considered significant. During 2009, we completed one acquisition, which was not considered significant. During 2010, we completed four acquisitions that complemented our existing business segments, none of which were considered significant.

We discuss the aggregate purchase prices and related financing issues below in “Liquidity and Capital Resources” and present the pro forma effects of the acquisition of Azurite in Note 3 of the notes to our historical consolidated financial statements included in this report.

Selected 2008 Acquisitions

During 2008, we made several acquisitions that complemented our existing business segments. These included, among others:

Xterra Fishing and Rental Tools Co.

On January 28, 2008, we acquired all of the outstanding capital stock of Xterra Fishing and Rental Tools Co. (“Xterra”) for total consideration of $21.5 million cash. This acquisition operates in our completion and remedial services segment.

Azurite Services Company, Inc.

On September 26, 2008, we acquired substantially all of the operating assets of Azurite for $61.0 million in cash. This acquisition operates in our fluid services segment.

Selected 2009 Acquisitions

Team Snubbing Services, Inc.

On December 28, 2009, we acquired substantially all of the assets of Team Snubbing Services, Inc. for total consideration of $7.0 million in cash. This acquisition operates in our completion and remedial services segment.

Selected 2010 Acquisitions

During 2010, we made four acquisitions that complemented our existing business segments. These included, among others:

Taylor Rig, LLC

On May 3, 2010, we acquired all the assets of Taylor Rig, LLC for total consideration of $8.7 million in cash. This acquisition has been included in our well servicing segment.

Platinum Pressure Services, Inc.

On December 16, 2010, we acquired all of the outstanding stock of Platinum Pressure Services, Inc. (“Platinum”) and Admiral Well Service, Inc., a wholly owned subsidiary of Platinum, for total cash consideration of $39.9 million. This acquisition operates in our completion and remedial services and well servicing segments.

Segment Overview

Completion and Remedial Services

In 2010, our completion and remedial services segment represented 36% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, cased-hole wireline services, snubbing and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 142,000 horsepower at December 31, 2010 compared to 139,000 horsepower at both December 31, 2009 and December 31, 2008.

Our rental and fishing tool business operates 20 rental and fishing tool stores in selected markets as of December 31, 2010.

Our snubbing services operate 25 units throughout our geographic footprint as of December 31, 2010. We entered the snubbing business in 2009 with the acquisition of Team Snubbing Services, which operated in Arkansas. We further expanded our snubbing business in 2010 through the acquisition of Platinum Pressure Services, Inc., which operated in Texas, Oklahoma, Arkansas, Louisiana and Pennsylvania.

We have operations in the wireline business and in the underbalanced drilling services business, which we entered into in 2004. For a description of our wireline, underbalanced drilling services, and snubbing, please read “Overview of Our Segments and Services — Completion and Remedial Services Segment” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

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

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2008, 2009 and 2010 (dollars in thousands):

		Segment
	Revenues	Profits %

2008:
First Quarter	$68,458	48%
Second Quarter	$79,579	46%
Third Quarter	$85,541	45%
Fourth Quarter	$70,748	43%
Full Year	$304,326	46%
2009:
First Quarter	$37,259	31%
Second Quarter	$29,373	27%
Third Quarter	$32,592	29%
Fourth Quarter	$35,594	30%
Full Year	$134,818	29%
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
Third Quarter	$73,725	41%
Fourth Quarter	$80,944	43%
Full Year	$261,436	40%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

Fluid Services

In 2010, our fluid services segment represented 33% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services operations. Revenues from our well site constructions services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2008, 2009 and 2010 (dollars in thousands):

				Segment
	Weighted			Profits
	Average			Per
	Number of		Revenue Per	Fluid
	Fluid Service	Trucking	Fluid Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %

2008:
First Quarter	644	387,400	$111	$39	35%
Second Quarter	663	398,100	$109	$36	33%
Third Quarter	683	435,000	$121	$43	36%
Fourth Quarter	804	482,200	$111	$42	38%
Full Year	699	1,702,700	$452	$161	36%
2009:
First Quarter	814	474,500	$80	$25	31%
Second Quarter	808	395,600	$61	$17	28%
Third Quarter	805	428,800	$62	$14	23%
Fourth Quarter	794	433,300	$64	$13	20%
Full Year	805	1,732,200	$267	$69	26%
2010:
First Quarter	791	431,700	$66	$14	22%
Second Quarter	797	468,600	$74	$19	26%
Third Quarter	789	475,200	$80	$20	25%
Fourth Quarter	782	476,100	$85	$27	31%
Full Year	790	1,851,600	$305	$80	26%

We gauge activity levels in our fluid services segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.

Well Servicing

In 2010, our well servicing segment represented 28% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. We measure the activity level of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig.

Our well servicing rig fleet increased from a weighted average number of 392 rigs in the first quarter of 2008 to 407 in the fourth quarter of 2010 through a combination of newbuild purchases, acquisitions, and other individual equipment purchases.

We manufacture workover rigs for internal purposes as well as to sell to outside companies. Our rig manufacturing operation also performs large scale refurbishments and maintenance services to used workover rigs. We acquired our rig manufacturing business in May 2010.

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2008, 2009 and 2010. The revenues do not include revenues associated with rig manufacturing operations:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits %

2008:
First Quarter	392	202,500	72.2%	$398	$158	40%
Second Quarter	403	222,300	77.1%	$400	$152	38%
Third Quarter	412	233,000	79.1%	$418	$156	37%
Fourth Quarter	414	182,400	61.6%	$418	$141	34%
Full Year	405	840,200	72.5%	$408	$152	37%
2009:
First Quarter	414	132,300	44.7%	$369	$90	24%
Second Quarter	414	110,500	37.3%	$329	$78	24%
Third Quarter	414	122,900	41.5%	$313	$76	24%
Fourth Quarter	410	119,500	40.8%	$309	$77	25%
Full Year	413	485,200	41.1%	$331	$80	24%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
Third Quarter	404	159,400	55.2%	$319	$74	21%
Fourth Quarter	407	164,400	56.5%	$331	$90	24%
Full Year	405	613,400	53.0%	$319	$81	23%

We gauge activity levels in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.

Contract Drilling

In 2010, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a daywork daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. In the fourth quarter of 2010, we converted three of our drilling rigs to well service rigs.

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2008, 2009 and 2010 (dollars in thousands):

	Weighted
	Average	Rig		Profits (Loss)
	Number of	Operating	Revenue Per	Per Drilling	Segment
	Rigs	Days	Drilling Day	Day	Profits %

2008:
First Quarter	9	645	$14,700	$3,800	26%
Second Quarter	9	699	$14,800	$4,000	27%
Third Quarter	9	767	$15,600	$5,600	36%
Fourth Quarter	9	666	$14,900	$5,400	36%
Full Year	9	2,777	$15,000	$4,700	31%
2009:
First Quarter	9	248	$14,700	$1,500	10%
Second Quarter	9	314	$12,700	$2,100	16%
Third Quarter	9	391	$10,600	$2,200	20%
Fourth Quarter	9	417	$11,000	$2,200	20%
Full Year	9	1,370	$12,000	$2,000	17%
2010:
First Quarter	9	420	$9,000	$1,200	14%
Second Quarter	9	527	$10,000	$2,900	29%
Third Quarter	9	523	$10,600	$2,700	26%
Fourth Quarter	6	536	$11,500	$3,800	33%
Full Year	8	2,006	$10,400	$2,800	27%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Operating Cost Overview

Our operating costs are comprised primarily of labor costs, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. A majority of our employees are paid on an hourly basis. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Compensation for our administrative personnel in local operating yards and in our corporate office is accounted for as general and administrative expenses. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks and other equipment in our fleet, employee payroll and our safety record.

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

Self-Insured Risk Accruals.  We are self-insured up to retention limits with regard to workers’ compensation and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation and general liability and medical and dental coverage of $500,000, $500,000, and $250,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.

Revenue Recognition.  We recognize revenues when the services are performed, collection of the relevant receivables is probable, persuasive evidence of the arrangement exists and the price is fixed and determinable. Rig manufacturing revenue is recognized by individual rig based on the completed contract method.

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

Stock-Based Compensation.  We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2007, 2008 and 2009 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Results of Operations

The results of operations between periods will not be comparable, primarily due to the significant decline in the oil and natural gas industry throughout 2009 and recovery throughout 2010.

Year Ended December 31, 2010 Compared to Year Ended December 31, 2009

Revenues.  Revenues increased by 38% to $728.2 million in 2010 from $526.6 million in 2009. This increase was primarily due to increased expenditures by our customers for our services, especially in oil-producing areas that had significant increases in exploration, completion of new wells and workovers performed on existing wells.

Completion and remedial services revenues increased by 94% to $261.4 million in 2010 as compared to $134.8 million in 2009. The increase in revenue between these periods was due to increased utilization of our pressure pumping equipment, resulting from higher drilling and completion activity as well as improved pricing for our services. Total hydraulic horsepower was 142,000 and 139,000 at December 31, 2010 and December 31, 2009, respectively.

Fluid services revenues increased by 12% to $241.1 million in 2010 compared to $214.8 million in 2009. Our weighted average number of fluid service trucks decreased 2% to 790 in 2010 from 805 in 2009, and our revenue per fluid service truck increased to $305,000 in 2010 compared to $267,000 in 2009, which reflects an increase in utilization and improved pricing for our services.

Well servicing revenues increased by 28% to $204.9 million in 2010 compared to $160.6 million in 2009. This increase was due to the increase in rig utilization to 53% during 2010 from 41% during 2009. This increase in rig utilization was offset by a decrease of 4% in revenue per rig hour to $319 during 2010 from $331 during 2009, due to increased price competition. Pricing per hour increased steadily throughout the second half of 2010. Our average number of well servicing rigs decreased to 405 during 2010 compared to 413 in 2009, due to the retirement of older, less efficient rigs.

Contract drilling revenues increased by 27% to $20.8 million in 2010 compared to $16.4 million in 2009. The number of rig operating days increased to 2,006 in 2010 compared to 1,370 in 2009. This increase in revenues was due to an increase in new well starts in the Permian Basin, the region in which all of our drilling rigs operate, and was offset by lower dayrates.

Direct Operating Expenses.  Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, increased by 30% to $506.9 million in 2010 from $389.6 million in 2009. This increase was due to the higher activity levels in all of our segments and was offset by cost-cutting measures implemented as a result of the decline in revenues in 2009.

Direct operating expenses for the completion and remedial services segment increased by 64% to $156.6 million in 2010 as compared to $95.3 million in 2009 due primarily to increased activity levels. Segment profits increased to 40% of revenues in 2010 compared to 29% in 2009, due to higher levels of completion and pumping services and improved pricing for our services.

Direct operating expenses for the fluid services segment increased by 12% to $178.2 million in 2010 as compared to $159.1 million in 2009, due to higher activity levels. Segment profits were 26% of revenues in both 2010 and 2009.

Direct operating expenses for the well servicing segment increased by 29% to $156.9 million in 2010 as compared to $121.6 million in 2009, due primarily to the 26% increase in rig hours to 613,400 in 2010 from 485,200 in 2009. Segment profits decreased slightly to 23% of revenues in 2010 compared to 24% in 2009.

Direct operating expenses for the contract drilling segment increased by 12% to $15.3 million in 2010 as compared to $13.6 million in 2009 due primarily to a 46% increase in rig operating days in 2010, which was offset by the mix of day rate work and footage work between 2010 and 2009. Segment profits for this segment were 27% of revenues in 2010 compared to 17% in 2009, due primarily to increased dayrates.

General and Administrative Expenses.  General and administrative expenses increased by 3% to $107.8 million in 2010 from $104.3 million in 2009, which included $5.7 million and $5.2 million of stock-based compensation expense in 2010 and 2009, respectively. The increase from 2009 primarily reflects higher salary expenses related to the increase in the number of employees along with the reversal of pay reductions enacted at the end of the first quarter of 2009 and higher incentive compensation.

Depreciation and Amortization Expenses.  Depreciation and amortization expenses were $135.0 million in 2010, as compared to $132.5 million in 2009, reflecting the increase in the size of and investment in our asset base. We invested $50.3 million for acquisitions, $23.4 million for capital leases and an additional $63.6 million for cash capital expenditures in 2010.

Goodwill Impairment.  In the first half of 2009, we recorded a non-cash charge totaling $204.0 million for impairment of all of the goodwill associated with our well servicing, fluid services, and completion and remedial services segments as of March 31, 2009. There was no impairment of goodwill in 2010.

Interest Expense.  Interest expense increased by 41% to $46.5 million in 2010 from $32.9 million in 2009. The increase was primarily due to the effect in 2010 of the issuance of $225.0 million of 11.625% Senior Secured Notes in July 2009, the proceeds of which were used to retire our previous $225.0 million revolving credit facility.

Income Tax Expense.  Income tax benefit was $24.8 million in 2010, as compared to an expense of $87.5 million in 2009. Our effective benefit rate was approximately 36% in 2010 and our effective benefit rate was approximately 26% in 2009. The lower effective benefit rate in 2009 relates to the goodwill write-down in the first quarter of 2009 and is due to differences in the taxable nature of the impaired goodwill. A portion of the goodwill came from stock acquisitions, which have zero tax bases.

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

Direct operating expenses for the completion and remedial services segment decreased by 42% to $95.3 million in 2009 as compared to $165.6 million in 2008 due primarily to decreased activity levels. Segment profits decreased to 29% of revenues in 2009 compared to 46% in 2008, due to activity levels and rates declining faster than costs.

Direct operating expenses for the fluid services segment decreased by 22% to $159.1 million in 2009 as compared to $203.2 million in 2008, which is due to lower activity levels. Segment profits were 26% of revenues in 2009 compared to 36% in 2008.

Direct operating expenses for the well servicing segment decreased by 43% to $121.6 million in 2009 as compared to $215.2 million in 2008, due primarily to the 42% decrease in rig hours to 485,200 in 2009 from 840,200 in 2008. Segment profits decreased to 24% of revenues in 2009 compared to 37% in 2008, which reflects the faster decline in activity levels and rates than in costs during 2009.

Direct operating expenses for the contract drilling segment decreased by 52% to $13.6 million in 2009 as compared to $28.6 million in 2008 due primarily to a 51% decrease in operating days in 2009. Segment profits for this segment were 17% of revenues in 2009 compared to 31% in 2008.

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

Income Tax Expense.  Income tax benefit was $87.5 million in 2009, as compared to an expense of $55.1 million in 2008. Our effective benefit rate was approximately 26% in 2009 and our effective tax rate was approximately 45% in 2008. The lower effective benefit rate in 2009 relates to the goodwill write-down in the first quarter of 2009 and is due to differences in the taxable nature of the impaired goodwill. A portion of the goodwill came from stock acquisitions, which have zero tax bases.

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations and utilization of capital leases. As of December 31, 2010, we had cash and cash equivalents of $47.9 million compared to $125.4 million as of December 31, 2009. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $49.4 million for the year ended December 31, 2010 as compared to $89.2 million in 2009 and $212.8 million in 2008. The decrease in 2010 was due primarily to the increase in accounts receivable generated during the year. The decrease in operating cash flows in 2009 compared to 2008 was primarily due to lower profitability being partially offset by the collection of accounts receivable generated in prior periods. .

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for 2010 were $113.9 million as compared to $51.2 million in 2009, and $202.8 million in 2008. In 2008, the majority of our capital expenditures were for business acquisitions. Through our capital lease program, we also added assets of approximately $23.4 million, $18.6 million and $50.7 million in 2010, 2009 and 2008, respectively.

In 2011, we have currently planned capital expenditures of approximately $136 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, the ability to enter into capital leases and a cash balance of $47.9 million at December 31, 2010. In 2010, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2010 (in thousands):

	Obligations Due in Periods Ended
	December 31,
Contractual Obligations	Total	2011	2012-2013	2014-2015	Thereafter

Long-term debt (excluding capital leases)	$450,000	$—	$—	$225,000	$225,000
Interest on long-term debt	192,798	42,188	84,375	58,219	8,016
Capital leases	58,284	24,231	29,848	4,205	—
Operating leases	21,301	4,515	7,458	5,676	3,652
Asset retirement obligations	1,983	255	632	200	896
Other long-term liabilities	6,073	3,941	1,637	495	—

Total	$730,439	$75,130	$123,950	$293,795	$237,564

Our long-term debt as of December 31, 2010, excluding capital leases, consisted of our $225.0 million 7.125% Senior Notes and our $225.0 million 11.625% Senior Secured Notes. Interest on long-term debt relates to our future contractual interest obligations on our Senior Notes and our Senior Secured Notes. Please read “11.625% Senior Secured Notes due 2014” below for a discussion of recent events regarding the redemption and satisfaction and discharge of our Senior Secured Notes. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

The table above does not reflect any additional payments that we may be required to make pursuant to contingent earn-out agreements that are associated with certain acquisitions. At December 31, 2010, we had a maximum potential obligation of $21.0 million related to the contingent earn-out agreements. See Note 3 of the notes to our historical consolidated financial statements for additional detail.

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

7.125% Senior Notes due 2016

In April 2006, we completed the issuance and sale of $225 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 in a private placement. The Senior Notes are jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). The net proceeds from the offering were used to retire the outstanding balance of our Term B Loan and to pay down the outstanding balance under our then-existing senior credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.

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

11.625% Senior Secured Notes due 2014

On July 31, 2009, we completed the issuance and sale of $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014. The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of our current subsidiaries other than three immaterial subsidiaries. As of December 31, 2010, these three subsidiaries held no assets and performed no operations. The Senior Secured Notes and the related guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended.

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

Basic announced a cash tender offer to purchase the Senior Secured notes on February 1, 2011. On February 15, 2011, Basic completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes.

7.75% Senior Notes due 2019

On February 15, 2011, we successfully completed the issuance and sale of $275,000,000 aggregate principal amount of 7.75% Senior Notes due 2019 (the “New Notes”). The New Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The New Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.125% Senior Notes due 2016 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the New Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The New Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. The purchase price for the New Notes and guarantees was 100.000% of their principal amount. We received net proceeds from the issuance of the New Notes of approximately $269.6 million after discounts and offering expenses. We are using a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our existing Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer, and the remainder will be used for general corporate purposes.

The New Notes and the guarantees were issued pursuant to an indenture dated as of February 15, 2011 (the “New Notes Indenture”), by and among us, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the New Notes accrues from and including February 15, 2011 at a rate of 7.75% per year. Interest on the New Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011. The New Notes mature on February 15, 2019.

The New Notes Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us; and

•	sell assets or consolidate or merge with or into other companies.

These and other covenants that are contained in the New Notes Indenture are subject to important exceptions and qualifications. Additionally, during any period of time that the New Notes have a Moody’s rating of Baa3 or higher or an Standard & Poor’s rating of BBB- or higher and no default has occurred and is then continuing, certain of the restrictive covenants contained in the New Notes Indenture will cease to apply.

We may, at our option, redeem all or part of the New Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before February 15, 2014, we, at our option, may redeem up to 35% of the aggregate principal amount of the New Notes issued under the New Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the New Notes issued under the New Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

In addition, at any time before February 15, 2015, we may redeem some or all of the New Notes at a redemption price equal to 100% of the principal amount of the New Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

If we experience certain kinds of changes of control, holders of the New Notes will be entitled to require us to purchase all or a portion of the New Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

Existing Revolving Credit Facility

On September 28, 2010, Basic entered into a $30.0 million secured revolving credit facility (the “Existing Revolving Credit Facility”) with Capital One, National Association for general corporate purposes. The obligations under the Existing Revolving Credit Facility are jointly and severally, and unconditionally, guaranteed by each of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of December 31, 2010, these three subsidiaries held no assets and performed no operations. Borrowings under the Existing Revolving Credit Facility mature on March 31, 2014.

At Basic’s option, advances under the Existing Revolving Credit Facility may be comprised of (i) alternate base rate (“ABR”) loans, at a variable base interest rate plus a margin ranging from 1.125% to 1.875% or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.125% to 2.875%.

The Existing Revolving Credit Facility contains various covenants that limit Basic’s ability, and the ability of Basic’s subsidiaries, to:

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

The Existing Revolving Credit Facility also contains covenants that, among other things, require Basic to maintain specified ratios or conditions as follows:

•	minimum debt service coverage ratio of:

•	1.05 to 1.00 for September 30, 2010 to December 31, 2010;

•	1.10 to 1.00 for March 31, 2011 to June 30, 2011;

•	1.15 to 1.00 for September 30, 2011 to December 31, 2011; and

•	1.25 to 1.00 for March 31, 2012 and thereafter; and

•	minimum asset coverage ratio of 2.50 to 1.00.

The obligations under the Existing Revolving Credit Facility were secured by accounts receivable and inventory as collateral under a related Security Agreement.

At December 31, 2010, Basic had no borrowings and $14.6 million of letters of credit outstanding under the Existing Revolving Credit Facility. Basic had availability under the Existing Revolving Credit Facility of $15.4 million and was in compliance with all covenants as of December 31, 2010.

The Existing Revolving Credit Facility was terminated effective February 15, 2011 in connection with Basic’s entry into the New Revolving Credit Facility as of the same date as described below.

New Revolving Credit Facility

On February 15, 2011, Basic entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Facility are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of December 31, 2010, the non-guarantor subsidiaries held no assets and performed no operations.

Borrowings under the Credit Agreement mature on January 15, 2016, and Basic has the ability at any time to prepay the Credit Agreement without premium or penalty. At Basic’s option, advances under the Credit Agreement may be comprised of (i) alternate base rate loans, at a variable base interest rate plus a margin ranging from 1.50% to 2.25% based on Basic’s leverage ratio or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.50% to 3.25% based on Basic’s leverage ratio. Basic will pay a commitment fee equal to 0.50% on the daily unused amount of the commitments under the Credit Agreement.

The Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit Basic’s ability and the ability of certain of Basic’s subsidiaries to:

•	incur indebtedness;

•	grant liens;

•	enter into sale and leaseback transactions;

•	make loans, capital expenditures, acquisitions and investments;

•	change the nature of business;

•	acquire or sell assets or consolidate or merge with or into other companies;

•	declare or pay dividends;

•	enter into transactions with affiliates;

•	enter into burdensome agreements;

•	prepay, redeem or modify or terminate other indebtedness;

•	change accounting policies and reporting practices; and

•	amend organizational documents.

The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions Basic may make and require Basic to maintain specified ratios or conditions as follows:

•	a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00:

•	a maximum consolidated leverage ratio not to exceed:

•	4.25 to 1.00 for the quarter ending March 31, 2011; and

•	4.00 to 1.00 after March 31, 2011; and

•	a maximum consolidated senior secured leverage ratio of 2.00 to 1.00.

If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC requires us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of December 31, 2010, we had total capital leases of approximately $58.3 million.

Losses on Extinguishment of Debt

We wrote off unamortized debt issuance costs of approximately $3.5 million in connection with the repayment and termination of our senior credit facility in July 2009. We did not incur any losses on the extinguishment of debt in 2010.

Preferred Stock

At December 31, 2010 and December 31, 2009, Basic had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of December 31, 2010, we had approximately $9.8 million of NOL carryforwards.

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

As of December 31, 2010, we had no borrowings outstanding under any agreements with market risk sensitive instruments, and were not party to any other material market risk sensitive instruments.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2010, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired Taylor Rig, LLC, Platinum Pressure Services, Inc. and Admiral Well Service, Inc. (collectively, the “Acquisitions”) during 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, the Acquisitions’ internal control over financial reporting associated with total assets of $61.8 million and total revenues of $3.6 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2010.

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

We have audited Basic Energy Services, Inc’s (the Company) internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Taylor Rig, LLC, Platinum Pressure Services, Inc. and Admiral Well Service, Inc. (collectively, the “Acquisitions”) during 2010, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2010, the Acquisitions’ internal control over financial reporting associated with total assets of $61.8 million and total revenues of $3.6 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2010. Our audit of internal control over financial reporting of Basic Energy Services, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010, and our report dated February 25, 2011 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas
February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2010 and 2009, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2010. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedule. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2010, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 25, 2011 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas
February 25, 2011

Basic Energy Services, Inc.

Consolidated Balance Sheets

	December 31,
	2010	2009
	(In thousands, except
	share data)

ASSETS
Current assets:
Cash and cash equivalents	$47,918	$125,357
Restricted Cash	—	14,123
Trade accounts receivable, net of allowance of $3,078 and $4,757, respectively	150,364	85,945
Accounts receivable — related parties	42	65
Income tax receivable	79,480	61,786
Inventories	21,556	10,962
Prepaid expenses	5,425	6,158
Other current assets	18,193	9,831
Deferred tax assets	8,290	8,941

Total current assets	331,268	323,168

Property and equipment, net	625,702	666,642
Deferred debt costs, net of amortization	6,835	8,041
Goodwill	16,150	2,806
Other intangible assets, net of amortization	45,833	35,807
Other assets	4,025	3,077

Total assets	$1,029,813	$1,039,541

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,477	$22,850
Accrued expenses	51,237	42,196
Current portion of long-term debt	24,231	25,967
Other current liabilities	3,309	504

Total current liabilities	119,254	91,517

Long-term debt, less unamortized discount on senior secured notes of $9,425 and $11,363 at December 31, 2010 and 2009, respectively	474,628	475,845
Deferred tax liabilities	123,393	122,221
Other long-term liabilities	10,615	9,809
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2010 and December 31, 2009, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued and 41,310,447 shares outstanding at December 31, 2010; and 42,394,809 shares issued and 40,663,979 shares outstanding at December 31, 2009	424	424
Additional paid-in capital	335,927	330,553
Retained earnings (deficit)	(27,544)	23,135
Treasury stock, at cost 1,084,362 and 1,730,830 shares at December 31, 2010 and 2009, respectively	(6,884)	(13,963)

Total stockholders’ equity	301,923	340,149

Total liabilities and stockholder’s equity	$1,029,813	$1,039,541

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

	Years Ended December 31
	2010	2009	2008
	(Dollars in thousands, except per share amounts)

Revenues:
Completion and remedial services	$261,436	$134,818	304,326
Fluid services	241,164	214,822	315,768
Well servicing	204,872	160,614	$343,113
Contract drilling	20,767	16,373	41,735

Total revenues	728,239	526,627	1,004,942

Expenses:
Completion and remedial services	156,573	95,287	165,574
Fluid services	178,152	159,079	203,205
Well servicing	156,885	121,618	215,243
Contract drilling	15,250	13,604	28,629
General and administrative, including stock-based compensation of $5,666, $5,152 and $4,149 in 2010, 2009 and 2008, respectively	107,781	104,253	115,319
Depreciation and amortization	135,001	132,520	118,607
Loss on disposal of assets	2,856	2,650	76
Goodwill impairment	—	204,014	22,522

Total expenses	752,498	833,025	869,175

Operating income (loss)	(24,259)	(306,398)	135,767
Other income (expense):
Interest expense	(46,471)	(32,949)	(26,766)
Interest income	103	563	2,136
Gain on bargain purchase	1,772	—	—
Loss on early extinguishment of debt	—	(3,481)	—
Other income	499	1,198	12,235

Income (loss) from continuing operations before income taxes	(68,356)	(341,067)	123,372
Income tax benefit (expense)	24,793	87,529	(55,134)

Net income (loss) available to common stockholders	(43,563)	(253,538)	68,238
Basic earnings per share of common stock:

Net income (loss) available to common stockholders	$(1.10)	$(6.39)	$1.67

Diluted earnings per share of common stock:

Net income (loss) available to common stockholders	$(1.10)	$(6.39)	$1.64

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	(Deficit)	Equity
	(In thousands, except share data)

Balance — December 31, 2007	40,925,530	$409	$314,705	$—	$209,707	$524,821
Issuances of restricted stock	361,700	4	(25)	21	—	—
Amortization of share based compensation	—	—	4,064	—	—	4,064
Treasury stock issued as compensation to Chairman of the Board	—	—	—	89	(4)	85
Purchase of treasury stock	—	—	—	(9,994)	—	(9,994)
Exercise of stock options	447,255	4	7,041	1,513	(768)	7,790
Net income	—	—	—	—	68,238	68,238

Balance — December 31, 2008	41,734,485	417	325,785	(8,371)	277,173	595,004
Issuances of restricted stock	660,324	7	(7)	462	(462)	—
Amortization of share based compensation	—	—	5,127	—	—	5,127
Treasury stock issued as compensation to Chairman of the Board	—	—	—	43	(19)	24
Purchase of treasury stock	—	—	—	(6,151)	—	(6,151)
Exercise of stock options	—	—	(352)	54	(19)	(317)
Net loss	—	—	—	—	(253,538)	(253,538)

Balance — December 31, 2009	42,394,809	424	330,553	(13,963)	23,135	340,149
Issuances of restricted stock	—	—	—	6,896	(6,896)	—
Amortization of share based compensation	—	—	5,666	—	—	5,666
Purchase of treasury stock	—	—	—	(359)	—	(359)
Exercise of stock options/vesting of restricted stock	—	—	(292)	542	(220)	30
Net loss	—	—	—	—	(43,563)	(43,563)

Balance — December 31, 2010	42,394,809	$424	$335,927	$(6,884)	$(27,544)	$301,923

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2010	2009	2008
	(In thousands)

Cash flows from operating activities:
Net income	$(43,563)	$(253,538)	$68,238
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	135,001	132,520	118,607
Gain on bargain purchase	(1,772)	—	—
Goodwill impairment	—	204,014	22,522
Accretion on asset retirement obligation	162	149	131
Change in allowance for doubtful accounts	(1,679)	(1,081)	(252)
Amortization of deferred financing costs	1,567	1,414	968
Amortization of discount on senior secured notes	1,937	740	—
Non-cash compensation	5,666	5,152	4,149
Loss on early extinguishment of debt	—	3,481	—
Loss on disposal of assets	2,856	2,650	76
Deferred income taxes	(5,993)	(25,230)	30,165
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(55,304)	88,149	(32,411)
Inventories	(2,411)	975	(558)
Prepaid expenses and other current assets	4,800	(1,444)	2,348
Other assets	(949)	(1,010)	47
Accounts payable	16,002	(5,441)	4,759
Excess tax expense (benefits) from exercise of employee stock options/vesting of restricted stock	292	351	(5,062)
Income tax receivable	(17,986)	(58,981)	2,963
Other liabilities	3,074	(343)	1,217
Accrued expenses	7,683	(3,322)	(5,080)

Net cash provided by operating activities	49,383	89,205	212,827

Cash flows from investing activities:
Purchase of property and equipment	(63,579)	(43,367)	(91,890)
Proceeds from sale of assets	2,521	4,134	8,184
Change in restricted cash	14,123	(14,123)	—
Payments for other long-term assets	(666)	(1,692)	(2,683)
Payments for businesses, net of cash acquired	(50,278)	(7,816)	(110,913)

Net cash used in investing activities	(97,879)	(62,864)	(197,302)

Cash flows from financing activities:
Proceeds from debt	—	241,697	30,000
Payments of debt	(28,253)	(239,543)	(24,126)
Purchase of treasury stock	(359)	(6,151)	(9,994)
Excess tax benefits (expense) from exercise of employee stock options/vesting of restricted stock	(292)	(351)	5,062
Tax withholding from exercise of stock options	(108)	(5)	(4,174)
Exercise of employee stock options	430	38	6,901
Deferred loan costs and other financing activities	(361)	(7,804)	—

Net cash provided by or used in financing activities	(28,943)	(12,119)	3,669

Net increase (decrease) in cash and equivalents	(77,439)	14,222	19,194
Cash and cash equivalents — beginning of year	125,357	111,135	91,941

Cash and cash equivalents — end of year	$47,918	$125,357	$111,135

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements
December 31, 2010, 2009, and 2008

1.	Nature of Operations

Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of well site services to oil and natural gas drilling and producing companies, including well servicing, fluid services and wellsite construction services, completion and remedial services and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Pennsylvania, West Virginia, Wyoming, North Dakota, Colorado, Utah and Montana.

Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

Well Servicing — Well servicing consists primarily of maintenance services, workover services, completion services and plugging and abandonment services and rig manufacturing and servicing. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices well servicing by the hour or by the day of service performed. Rig manufacturing revenue is recognized when the rig is accepted by the customer, based on the completed contract method by individual rig.

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

Cash and Cash Equivalents and Restricted Cash

Basic considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Basic maintains its excess cash in various financial institutions, where deposits may exceed federally insured amounts at times. Restricted cash was serving as collateral for our workers’ compensation insurance coverage in 2009.

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2010 and 2009. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments.

	December 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)

7.125% Senior Notes	$225,000	$218,250	$225,000	$187,313
11.625% Senior Secured Notes	225,000	249,750	225,000	241,313

7.125% Senior Notes and 11.625% Senior Secured Notes: The fair value of our long-term notes is based upon the quoted market prices at December 31, 2010 and December 31, 2009.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Deferred debt costs were approximately $10.7 million net of accumulated amortization of $3.9 million, and $10.4 million net of accumulated amortization of $2.3 million at December 31, 2010 and December 31, 2009,

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

respectively. Amortization of deferred debt costs totaled approximately $1.6 million, $1.4 million and $968,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

Basic recorded a charge of $3.5 million during the third quarter of 2009 related to the write-down of debt costs associated with its revolving credit facility that was terminated on July 31, 2009. Additionally, Basic incurred $5.2 million of deferred debt costs associated with the issuance of its Senior Secured Notes on July 31, 2009. Basic also incurred $353,000 of deferred debt costs associated with the $30.0 million secured credit facility entered into on September 28, 2010.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2010, are as follows (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract
	Services	Services	Servicing	Drilling	Total

Balance as of December 31, 2009	$2,717	$89	$—	$—	$2,806
Goodwill adjustments	8,054	399	4,891		13,344

Balance as of December 31, 2010	$10,771	$488	$4,891	$—	$16,150

Basic had trade names of $1.8 million and $0 as of December 31, 2010 and December 31, 2009, respectively. Trade names have an indefinite life and are tested for impairment annually.

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $48.0 million and $37.9 million as of December 31, 2010 and 2009, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.9 million and $4.4 million at December 31, 2010 and 2009, respectively. The gross carrying amount of rig engineering plans subject to amortization was $746,000 and $0 as of December 31, 2010 and December 31, 2009, respectively. Accumulated amortization related to these intangible assets totaled approximately $9.6 million and $6.5 million at December 31, 2010 and 2009, respectively. Amortization expense for the years ended December 31, 2010, 2009 and 2008 was approximately $3.4 million, $3.1 million, and $2.8 million, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $4.2 million, $3.9 million, $3.5 million, $3.5 million, and $3.3 million in 2011, 2012, 2013, 2014, and 2015, respectively.

Amortizable Intangible Assets at December 31, 2010 (in thousands):
Customer Relationships	$48,009
Accumulated Amortization Customer Relationships	(6,767)
Non-Compete Agreements	4,885
Accumulated Amortization Non-Compete Agreements	(2,780)
Rig Engineering Plans	746
Accumulated Amortization Rig Engineering Plans	(29)

Total Amortizable Intangible Assets	$44,064

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over 15-year life.

Basic has identified its reporting units to be completion and remedial services, fluid services, well servicing and contract drilling.

Stock-Based Compensation

We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2008, 2009, and 2010 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2010, 2009, or 2008.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Comprehensive Income (Loss)

All items that are required to be recognized under accounting rules as components of comprehensive income (loss) are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss). For the three-year period ended December 31, 2010, Basic did not have any items of other comprehensive income (loss).

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

In 2010, 2009 and 2008, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting (in thousands):

		Total Cash Paid
		(net of cash
	Closing Date	acquired)

Xterra Fishing and Rental Tools Co.	January 28, 2008	$21,473
Lackey Construction, LLC	January 30, 2008	4,328
B&S Disposal, LLC and B&S Equipment, Ltd	April 30, 2008	7,071
Triple N Services, Inc.	May 27, 2008	17,315
Azurite Services Company, Inc., Azurite Leasing Company, LLC and Freestone Disposal, L.P. (collectively, “Azurite”)	September 26, 2008	60,977

Total 2008		$111,164

Team Snubbing Services, Inc.	December 28, 2009	$6,985

Total 2009		$6,985

Rocky Mountain Cementers, Inc.	March 1, 2010	$687
New Tech Systems, Inc	April 20, 2010	900
Taylor Rig, LLC	May 3, 2010	8,734
Platinum Pressure Services, Inc. and Admiral Well Service, Inc.	December 16, 2010	39,932

Total 2010		$50,253

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The purchase price allocation for the acquisition of Platinum Pressure Services, Inc. and Admiral Well Service, Inc. is preliminary and subject to revisions as Basic finalizes the fair values of assets acquired and liabilities assumed. The acquisition of Azurite in 2008 has been deemed significant and is discussed below in further detail.

Azurite

On September 26, 2008, Basic acquired substantially all of the assets of Azurite Services Company, Inc., Azurite Leasing Company, LLC, and Freestone Disposal, L.P. (collectively, “Azurite”) for $61.0 million in cash. This acquisition operates in our fluid services segment and allowed us to expand our operations in the East Texas markets. The following table summarizes the final estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Azurite (in thousands):

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

Basic does not believe the pro-forma effect of the remainder of the acquisitions completed in 2008, 2009 or 2010 is material, either individually or when aggregated, to the reported results of operations.

Contingent Earn-out Arrangements and Final Purchase Price Allocations

Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. Contingent earn-out payments that are based on continued employment with the Company are recorded as compensation expense. All other amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisition of G & L Tool.

The following presents a summary of the acquisition that has a contingent earn-out arrangement in effect as of December 31, 2010 (in thousands):

		Maximum
		exposure of
	Termination date of	contingent	Amount paid or
	contingent earn-out	earn-out	accrued through
Acquisition	arrangement	arrangement	December 31, 2010

G & L Tool, Ltd.	February 28, 2011	$21,000	$5,093

		$21,000	$5,093

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2010	2009

Land	$5,361	$5,992
Buildings and improvements	32,047	34,694
Well service units and equipment	416,015	384,195
Fluid services equipment	148,989	135,246
Brine and fresh water stations	10,969	10,606
Frac/test tanks	151,379	132,057
Pressure pumping equipment	171,892	163,869
Construction equipment	27,799	25,641
Contract drilling equipment	44,181	60,133
Disposal facilities	66,388	57,457
Vehicles	39,844	38,383
Rental equipment	43,502	38,660
Aircraft	4,251	4,251
Software	22,296	20,057
Other	7,345	9,712

	1,192,258	1,120,953
Less accumulated depreciation and amortization	566,556	454,311

Property and equipment, net	$625,702	$666,642

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2010	2009

Light vehicles	$25,800	$25,019
Well service units and equipment	1,791	2,100
Fluid services equipment	65,874	64,734
Pressure pumping equipment	18,293	17,440
Construction equipment	1,269	1,034
Software	15,548	9,987
Other	244	244

	128,819	120,558
Less accumulated amortization	56,087	45,603

	$72,732	$74,955

Amortization of assets held under capital leases of approximately $21.2 million, $20.4 million and $14.7 million for the years ended December 31, 2010, 2009 and 2008, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

5.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2010	2009

Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	225,000	225,000
Unamortized discount	(9,425)	(11,363)
Capital leases and other notes	58,284	63,175

	498,859	501,812
Less current portion	24,231	25,967

	$474,628	$475,845

Senior Notes

On April 12, 2006, Basic issued $225.0 million of 7.125% Senior Notes due April 2016 in a private placement. Proceeds from the sale of the Senior Notes were used to retire the outstanding balance on Basic’s $90.0 million Term B Loan and to pay down approximately $96.0 million under its then-existing revolving credit facility. The remaining proceeds were used for general corporate purposes, including acquisitions. Interest on the Senior Notes accrues at a rate of 7.125% per year and is payable in cash semi-annually, on April 15 and October 15 of each year. The Senior Notes are unsecured. Under the terms of the sale of the Senior Notes, Basic was required to take appropriate steps to offer to exchange other Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Notes. Basic completed the exchange offer for all of the Senior Notes on October 16, 2006.

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

Pursuant to the Senior Notes Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things, incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with affiliates, limit dividends or other payments by restricted subsidiaries, and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Senior Notes Indenture. The Company was in compliance with the restrictive covenants at December 31, 2010.

As part of the issuance of the above-mentioned Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The Senior Notes are jointly and severally guaranteed by each of Basic’s restricted subsidiaries (currently all of Basic’s subsidiaries other than three immaterial subsidiaries). Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations. Subsidiaries other than the restricted subsidiaries that are guarantors are minor.

Senior Secured Notes

On July 31, 2009, Basic completed the issuance and sale of $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”). The Senior Secured Notes are jointly and severally, and unconditionally, guaranteed on a senior secured basis by all of Basic’s current subsidiaries other than three immaterial subsidiaries. As of December 31, 2010, these three subsidiaries held no assets and performed no operations. The Senior Secured Notes and the related guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Under the terms of the sale of the Senior Secured Notes, Basic was required to take appropriate steps to offer to exchange other Senior Secured Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement Senior Secured Notes. Basic completed the exchange offer for all of the Senior Secured Notes on November 25, 2009.

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

The Senior Secured Notes Indenture contains covenants that, among other things, limit Basic’s ability, and the ability of certain of its subsidiaries to, incur additional indebtedness, pay dividends or repurchase or redeem capital stock, make certain investments, incur liens, enter into certain types of transactions with its affiliates, limit dividends or other payments by its restricted subsidiaries to Basic, sell assets (including Collateral under the Security Agreement), or consolidate or merge with or into other companies. These limitations are subject to a number of important exceptions and qualifications. Basic was in compliance with the restrictive covenants at December 31, 2010.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

(x) all Supporting Obligations;

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

agreement, instrument or certificate that is entered into to secure payment or performance of the Senior Secured Notes, the trustee would be empowered to exercise all rights and remedies of a secured party under the UCC, in addition to all other rights and remedies under the applicable agreements.

See Note 20, “Subsequent Events,” for a discussion of the tender offer and consent solicitation related to the redemption of Basic’s 11.625% Senior Secured Notes and a discussion of Basic’s private offering of $275.0 million of Senior Notes due 2019, a portion of the proceeds of which are being used to fund the pending tender offer and consent solicitation for Basic’s Senior Secured Notes.

Revolving Credit Facility

On September 28, 2010, Basic entered into a $30.0 million secured revolving credit facility (the “Revolving Credit Facility”) with Capital One, National Association. The obligations under the Revolving Credit Facility are jointly and severally, and unconditionally, guaranteed by each of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of December 31, 2010, these three subsidiaries held no assets and performed no operations. Borrowings under the Revolving Credit Facility mature on March 31, 2014.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

At December 31, 2010, Basic had no borrowings and $14.6 million of letters of credit outstanding under the Revolving Credit Facility. Basic had availability under the Revolving Credit Facility of $15.4 million and was in compliance with all covenants as of December 31, 2010.

See Note 20, “Subsequent Events,” for discussion of the termination of Basic’s Revolving Credit Facility.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are material individually. Our leases with Banc of America Leasing & Capital, LLC requires us to maintain a minimum debt service coverage ratio of 1.05 to 1.00.

As of December 31, 2010 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2011	$—	$24,231
2012	—	19,768
2013	—	10,080
2014	225,000	3,341
2015		864
Thereafter	225,000	—

	$450,000	$58,284

Basic’s interest expense consisted of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Cash payments for interest	$43,814	$21,357	$24,484
Commitment and other fees paid	19	159	211
Amortization of debt issuance costs and discount on senior secured notes	3,504	2,153	968
Change in accrued interest	4	9,277	1,157
Capitalized interest	(887)	—	—
Other	17	3	(54)

	$46,471	$32,949	$26,766

Losses on Extinguishment of Debt

In July 2009, Basic recognized a loss on the early extinguishment of debt. In July 2009, Basic wrote off unamortized debt issuance costs of approximately $3.5 million, which related to the Company’s then-existing revolving credit facility that was terminated on July 31, 2009.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

6.	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years Ended December 31,
	2010	2009	2008

Current:
Federal	$(19,190)	$(58,972)	$20,533
State	390	(3,327)	4,436

Total	(18,800)	(62,299)	24,969

Deferred:
Federal	(5,045)	(23,217)	28,792
State	(948)	(2,013)	1,373

Total	(5,993)	(25,230)	30,165

Total income tax expense (benefit)	$(24,793)	$(87,529)	$55,134

Basic paid no federal income taxes during 2010. Basic paid federal income taxes of $243,000 during 2009 and $22.0 million during 2008.

Reconciliation between the amount determined by applying the federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years Ended December 31,
	2010	2009	2008

Statutory federal income tax	$(23,925)	$(119,374)	$43,180
Meals and entertainment	473	374	542
State taxes, net of federal benefit	(847)	(4,227)	4,726
Impairment of non-dedcutible goodwill	—	35,586	7,883
Changes in estimates and other	(494)	112	(1,197)

	$(24,793)	$(87,529)	$55,134

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2010	2009

Deferred tax assets:
Receivables allowance	$1,132	$1,679
Inventory	42	42
Asset retirement obligation	443	386
Accrued liabilities	9,148	7,193
Operating loss carryforward	5,472	2,227
Goodwill and intangibles	10,399	16,797
Deferred compensation	5,770	4,786

Total deferred tax assets	32,406	33,110
Deferred tax liabilities:
Property and equipment	(145,410)	(146,390)
Prepaid expenses	(2,099)	—

Total deferred tax liabilities	(147,509)	(146,390)

Net deferred tax liability	(115,103)	(113,280)

Recognized as:
Deferred tax assets — current	8,290	8,941
Deferred tax liabilities — non-current	(123,393)	(122,221)

Net deferred tax liability	$(115,103)	$(113,280)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2010 or 2009.

Interest is recorded in interest expense and penalties are recorded in income tax expense. We had no interest or penalties related to an uncertain tax positions during 2010. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the Company’s tax returns for fiscal years after 2004 currently remain subject to examination by appropriate taxing authorities. The Company’s 2008 and 2009 federal income tax returns are under examination at this time.

As of December 31, 2010, Basic had approximately $9.8 million of net operating loss carryforwards (“NOL”) for income tax purposes, which begin to expire in 2030.

7.	Commitments and Contingencies

Environmental

Basic is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. Basic cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. Basic continues to monitor the status of these laws and regulations. Management believes that the likelihood of new environmental regulations resulting in a material adverse impact to Basic’s financial position, liquidity, capital resources or future results of operations is unlikely.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Currently, Basic has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of Basic’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

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

As of December 31, 2010, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year Ended December 31,

2011	$4,515
2012	$3,957
2013	$3,501
2014	$2,917
2015	$2,759
Thereafter	$3,652

Rent expense approximated $12.8 million, $13.4 million and $20.3 million for 2010, 2009 and 2008, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the employment agreement with Mr. Huseman, Chief Executive Officer and President of Basic, effective December 31, 2006 through December 31, 2011, and as amended on February 27, 2008, Mr. Huseman is entitled to an annual salary of $550,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Huseman would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of our Company, Mr. Huseman would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic has entered into employment agreements with various other executive officers of Basic through December 2011. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to either 0.75 times to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination occurred . If employment is terminated for certain reasons within the six months preceding or the twelve months following the chance of control of our Company, he would be entitled to a lump sum severance payment equal to either 1.0 or 2.0 times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability and medical and dental coverage of its employees. Basic, generally, maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation and general liability and medical and dental coverage of $500,000, $500,000 and $250,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2010 and 2009, Basic classified the workers’ compensation self-insured risk reserve between short-term and long-term, with $4.0 million and $2.8 million being allocated to short-term and $4.9 million and $4.1 million being allocated to long-term, respectively.

At December 31, 2010 and December 31, 2009, self-insured risk accruals totaled approximately $16.6 million, net of $164,000 receivable for medical and dental coverage, and $16.1 million, net of $75,000 receivable for medical and dental coverage, respectively.

8.	Stockholders’ Equity

Common Stock

At December 31, 2010 and 2009, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

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

During the year ended 2010, Basic issued 53,975 shares of common stock from treasury stock for the exercise of stock options.

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

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic repurchased a total of 40,381 and 20,327 shares through net share settlements during 2010 and 2009, respectively.

Preferred Stock

At December 31, 2010 and 2009, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

9.	Stockholders’ Agreement

On December 20, 2010, Basic entered into the Third Amended and Restated Stockholders’ Agreement (the “Stockholders’ Agreement”) effective as of December 20, 2010 by and among Basic and certain affiliates of DLJ Merchant Banking party thereto (such affiliates, the “DLJ Parties”), which amended and restated the Second Amended and Restated Stockholders’ Agreement dated as of April 2, 2004, which terminated with respect to all other parties in accordance with its terms on December 21, 2010.

The Stockholders’ Agreement provides for certain informational and consultation rights, along with confidentiality obligations, and registration rights for the DLJ Parties. As long as (i) any DLJ Party remains an Affiliate (as defined in the Stockholders’ Agreement) of Basic or (ii) the DLJ Parties, collectively, beneficially hold at least ten percent of the outstanding shares of Basic’s common stock, the DLJ Parties can require Basic to register shares of common stock on up to three occasions, provided that the proposed offering proceeds for the offering equal or exceed $10 million (or $5 million if Basic is able to register such securities on Form S-3). In addition such demand registration rights, the Stockholders’ Agreement provides the DLJ Parties with piggyback registration rights with respect to any proposed offering of equity securities pursuant to a registration statement filed by Basic (other than a registration statement on Form S-4 or Form S-8). Basic is also obligated under the Stockholders’ Agreement to perform certain other actions in connection with a demand registration or piggyback registration request by any of the DLJ Parties.

The Stockholders’ Agreement terminates upon the earliest of (i) the dissolution, liquidation or winding-up of Basic, (ii) the date all of the DLJ Parties cease to be affiliates of Basic and the DLJ Parties, collectively, beneficially hold less than ten percent of the outstanding shares of common stock of Basic, or (iii) December 21, 2015.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

10.	Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 26, 2009) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 7,100,000 shares. Of these shares, approximately 1,635,388 shares are available for grant as of December 31, 2010. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

There were no options granted during 2010, 2009 or 2008.

During the years ended December 31, 2010, 2009 and 2008, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately $5.7 million, $5.2 million and $4.1 million, respectively. For compensation expense recognized during the years ended December 31, 2010, 2009 and 2008, Basic recognized a tax benefit of approximately $2.1 million, $1.9 million and $1.9 million, respectively.

As of December 31, 2010, there was $12.1 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.0 years. The total fair value of share-based awards vested during the years ended December 31, 2010, 2009 and 2008 was approximately $3.9 million, $4.1 million and $10.3 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $619,000, $201,000 and $1.5 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire ten years from the date they are granted, and generally vest over a three-to-five year service period.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reflects the summary of stock options outstanding at December 31, 2010 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)

Non-statutory stock options:
Outstanding, beginning of period	1,480,925	$11.37
Options granted	—	$—
Options forfeited	(3,750)	$26.84
Options exercised	(53,975)	$5.97
Options expired	(8,750)	$26.84

Outstanding, end of period	1,414,450	$11.44	3.83	$10,890

Exercisable, end of period	1,296,200	$10.19	3.67	$10,890

Vested or expected to vest, end of period	1,409,850	$11.40	3.81	$10,890

The total intrinsic value of share options exercised during the years ended December 31, 2010, 2009 and 2008 was approximately $393,000, $15,000 and $12.2 million, respectively.

Cash received from option exercises under the Plan was approximately $322,000, $35,000 and $2.7 million for the years ended December 31, 2010, 2009 and 2008, respectively. The actual tax benefit realized for the tax deductions from options exercised was $142,000, $6,000 and $5.6 million, respectively, for the years ended December 31, 2010, 2009 and 2008.

The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 9, 2010, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total shareholder return over the performance period from January 1, 2010 through December 31, 2010, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 190,185 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2012. As of December 31, 2010, it was estimated that 150% of the target number of performance-based awards will be earned.

A summary of the status of the Company’s non-vested share grants at December 31, 2010 and changes during the year ended December 31, 2010 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share

Nonvested at beginning of period	1,144,133	$13.02
Granted during period	920,478	10.12
Vested during period	(180,226)	19.09
Forfeited during period	(81,815)	10.18

Nonvested at end of period	1,802,570	$11.05

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

11.	Related Party Transactions

Basic had receivables from employees of approximately $42,000 and $65,000 as of December 31, 2010 and December 31, 2009, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month.

12.	Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees. Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. Basic makes a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $80,000, $671,000, and $4.1 million in 2010, 2009 and 2008, respectively. In the second quarter of 2009, Basic suspended the Company match on 401(k) contributions.

13.	Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $9,800 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated an expense of $337,000 in 2010, an expense of $565,000 in 2009 and a gain of $563,000 in 2008, respectively.

14.	Earnings Per Share

Basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted earnings per share (in thousands, except share data):

	Years Ended December 31,
	2010	2009	2008

Numerator (both basic and diluted):
Net income available to common stockholders	$(43,563)	$(253,538)	$68,238

Denominator:
Denominator for basic earnings per share	39,714,053	39,684,231	40,754,890
Stock options	—	—	682,958
Unvested restricted stock	—	—	225,842

Denominator for diluted earnings per share	39,714,053	39,684,231	41,663,690

Basic earnings per common share:
Net income available to common stockholders	$(1.10)	$(6.39)	$1.67

Diluted earnings per common share:
Net income available to common stockholders	$(1.10)	$(6.39)	$1.64

The number of antidilutive shares at December 31, 2010, 2009 and 2008 was 1.7 million, 1.4 million and 413,000, respectively.

15.	Business Segment Information

Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments:

Completion and Remedial Services:  This segment utilizes a fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units, an array of specialized rental equipment and fishing tools, and snubbing units. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.

Fluid Services:  This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects as well as part of daily producing well operations. Also included in this segment are our construction services which provide services for the construction and maintenance of oil and natural gas production infrastructures.

Well Servicing:  This segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Basic’s well servicing equipment and capabilities also facilitate most other services performed on a well. This segment also includes the manufacture and servicing of mobile well servicing rigs.

Contract Drilling:  This segment utilizes shallow and medium depth rigs and associated equipment for drilling wells to a specified depth for customers on a contract basis.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic’s management evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of working capital and debt financing costs.

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total

Year ended December 31, 2010
Operating revenues	$261,436	$241,164	$204,872	$20,767	$—	$728,239
Direct operating costs	(156,573)	(178,152)	(156,885)	(15,250)	—	$(506,860)

Segment profits	$104,863	$63,012	$47,987	$5,517	$—	$221,379

Depreciation and amortization	$33,538	$38,745	$50,530	$5,171	$7,017	$135,001
Capital expenditures, (excluding acquisitions)	$15,795	$18,247	$23,797	$2,435	$3,305	$63,579
Identifiable assets	$215,503	$185,057	$248,441	$28,375	$352,437	$1,029,813
Year ended December 31, 2009
Operating revenues	$134,818	$214,822	$160,614	$16,373	$—	$526,627
Direct operating costs	(95,287)	(159,079)	(121,618)	(13,604)	—	$(389,588)

Segment profits	$39,531	$55,743	$38,996	$2,769	$—	$137,039

Depreciation and amortization	$31,313	$37,594	$49,005	$7,237	$7,371	$132,520
Capital expenditures, (excluding acquisitions)	$10,247	$12,303	$16,037	$2,368	$2,412	$43,367
Identifiable assets	$194,988	$195,107	$244,556	$41,320	$363,570	$1,039,541
Year ended December 31, 2008
Operating revenues	$304,326	$315,768	$343,113	$41,735	$—	$1,004,942
Direct operating costs	(165,574)	(203,205)	(215,243)	(28,629)	—	(612,651)

Segment profits	$138,752	$112,563	$127,870	$13,106	$—	$392,291

Depreciation and amortization	$27,473	$33,629	$45,298	$6,816	$5,391	$118,607
Capital expenditures, (excluding acquisitions)	$21,285	$26,054	$35,094	$5,281	$4,176	$91,890
Identifiable assets	$334,120	$262,377	$310,964	$47,027	$356,223	$1,310,711

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year Ended December 31,
	2010	2009	2008

Segment profits	$221,379	$137,039	$392,291
General and administrative expenses	(107,781)	(104,253)	(115,319)
Depreciation and amortization	(135,001)	(132,520)	(118,607)
Gain (loss) on disposal of assets	(2,856)	(2,650)	(76)
Goodwill impairment	—	(204,014)	(22,522)

Operating income (loss)	$(24,259)	$(306,398)	$135,767

16.	Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2010	2009

Compensation related	$20,936	$12,709
Workers’ compensation self-insured risk reserve	3,968	3,327
Health self-insured risk reserve	4,374	6,165
Authority for expenditure accrual	141	—
Ad valorem taxes	171	—
Sales tax	1,343	1,226
Insurance obligations	3,576	2,698
Purchase order accrual	39	48
Professional fee accrual	564	343
Contingent earnout obligation	346	346
Fuel accrual	1,415	974
Accrued interest	14,364	14,360

	$51,237	$42,196

17.	Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year Ended December 31,
	2010	2009	2008
	(In thousands)

Capital leases issued for equipment	$23,363	$18,594	$50,730
Contingent earnout accrual	$—	$—	$183
Asset retirement obligation additions	$67	$149	$143

Basic paid no income taxes during the year ended December 31, 2010. Basic paid approximately $2.3 million and $27.2 million in income taxes during the years ended December 31, 2009 and 2008, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2010 and 2009 (in thousands, except earnings per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year

Year ended December 31, 2010:
Total revenues	$142,966	$175,132	$197,261	$212,880	$728,239
Segment profits	$36,933	$53,588	$59,051	$71,807	$221,379
Income from continuing operations	$(21,591)	$(10,672)	$(9,332)	$(1,968)	$(43,563)
Net income available to common stockholders	$(21,591)	$(10,672)	$(9,332)	$(1,968)	$(43,563)
Basic earnings per share of common stock(a):
Net income available to common stockholders	$(0.54)	$(0.27)	$(0.23)	$(0.05)	$(1.10)
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(0.54)	$(0.27)	$(0.23)	$(0.05)	$(1.10)
Weighted average common shares outstanding:
Basic	39,621	39,724	39,743	39,776	39,714
Diluted	39,621	39,724	39,743	39,776	39,714
Year ended December 31, 2009:
Total revenues	$154,688	$118,848	$124,958	$128,133	$526,627
Segment profits	$44,021	$30,820	$31,025	$31,173	$137,039
Income from continuing operations	$(182,825)	$(21,236)	$(25,325)	$(24,152)	$(253,538)
Net income available to common stockholders	$(182,825)	$(21,236)	$(25,325)	$(24,152)	$(253,538)
Basic earnings per share of common stock(a):
Net income available to common stockholders	$(4.57)	$(0.54)	$(0.64)	$(0.61)	$(6.39)
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(4.57)	$(0.54)	$(0.64)	$(0.61)	$(6.39)
Weighted average common shares outstanding:
Basic	39,970	39,575	39,595	39,605	39,684
Diluted	39,970	39,575	39,595	39,605	39,684

(a)	The sum of individual quarterly net income per share may not agree to the total for the year due to each period’s computation being based on the weighted average number of common shares outstanding during each period.

19.	Fair Value Measurements

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

The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the liability during years ended December 31, 2010 and 2009 (in thousands):

Balance, December 31, 2008	$1,796
Additional asset retirement obligations recognized through acquisitions	24
Accretion expense	149
Settlements	—
Balance, December 31, 2009	$1,969

Additional asset retirement obligations recognized through acquisitions	45
Accretion expense	162
Settlements	(81)
Adjustment for change in estimate	(112)
Balance, December 31, 2010	$1,983

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

20.	Subsequent Events

On February 1, 2011, Basic announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of its 11.625% Senior Secured Notes (“Notes”) due 2014. On February 14, 2011, Basic received tenders and consents from the holders of approximately $224.7 million in aggregate principal amount of the Notes. Basic will pay the purchase price for Notes validly tendered and accepted for purchase, as well as accrued and unpaid interest up to, but not including, the payment date. The total consideration to be paid for each $1,000 principal amount of the Notes validly tendered and not validly withdrawn before the Consent Expiration will be $1,161.00, which includes a consent payment of $30.00 per $1,000 principal amount of the Notes. Noteholders tendering after the Consent Expiration and prior to the Expiration Time will be eligible to receive only $1,131.00 per $1,000 principal amount of Notes that are validly tendered and not validly withdrawn. The tender offer is scheduled to expire on March 2, 2011.

On February 15, 2011, Basic closed its private offering of $275.0 million of Senior Notes due 2019, which bear interest at a rate of 7.75% per annum. The notes were sold at 100% of their face amount. Basic is using a portion of the net proceeds from the offering, after discounts and offering expenses, to fund the pending tender offer and consent solicitation for its existing 11.625% Senior Secured Notes due 2014 and to redeem any of the Senior Secured Notes not purchased in the tender offer, and the remainder will be used for general corporate purposes.

On February 15, 2011, in connection with the offering of its Senior Notes due 2019, Basic entered into a new $165.0 million revolving credit facility and terminated its existing $30.0 million revolving credit facility effective the same date.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other		End of
Description	Period	Expenses(a)	Accounts(b)	Deductions(c)	Period
	(In thousands)

Year Ended December 31, 2010
Allowance for Bad Debt	$4,757	$352	$—	$(2,031)	$3,078
Year Ended December 31, 2009
Allowance for Bad Debt	$5,838	$1,917	$—	$(2,998)	$4,757
Year Ended December 31, 2008
Allowance for Bad Debt	$6,090	$2,331	$—	$(2,583)	$5,838

(a)	Charges relate to provisions for doubtful accounts

(b)	Reflects the impact of acquisitions

(c)	Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2010, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers of the Registrant” in Item 4, and Items 11 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2010.

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

(3) Exhibits

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc., dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of Basic Energy Services, Inc., effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
4	.1*	Specimen Stock Certificate representing common stock of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)

Exhibit
No.		Description

4	.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)
4	.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)
4	.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
4	.10*	Indenture dated as of July 31, 2009, by and among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.11*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.12*	First Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
4	.13*	Second Supplemental Indenture dated as of February 15, 2011 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
4	.14*	Security Agreement dated as of July 31, 2009, by and between Basic Energy Services, Inc. and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.15*	Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of July 31, 2009, by and between Basic Energy Services, Inc. and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
4	.16*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
4	.17*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
10	.2*	Third Amended and Restated Stockholders’ Agreement entered into effective as of December 20, 2010, by and among Basic Energy Services, Inc., DLJMB Funding III, Inc., DLJ ESC II, L.P., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co., KG, DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., Millennium Partners II, L.P., and MBP Plan Investors, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
10	.3*	Credit Agreement dated as of September 28, 2010, among Basic Energy Services, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Capital One, National Association, as administrative agent, collateral agent and issuing bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)

Exhibit
No.		Description

10	.4*	Security Agreement dated as of September 28, 2010, among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)
10	.5*	Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of September 28, 2010 among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
10	.6*	Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
10	.7*	Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
10	.8*†	Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)
10	.9*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.13*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.14*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.15*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.16*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.17*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)
10	.18*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

Exhibit
No.		Description

10	.19*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.20*†	Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)
10	.21*†	Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.22*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.23*†	Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)
10	.24*†	Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
10	.25*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, L.P. and G & L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)
10	.26*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.27*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.30*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.31*†	Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)
10	.32*†	Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)
12.1		Ratio of Earnings to Fixed Charges.
21	.1*	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-161693), filed on September 2, 2009)
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

Exhibit
No.	Description

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name:     Kenneth V. Huseman

Title:	President, Chief Executive Officer and
Director

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 25, 2011

/s/ Alan Krenek Alan Krenek	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 25, 2011

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	February 25, 2011

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	February 25, 2011

/s/ William E. Chiles William E. Chiles	Director	February 25, 2011

/s/ Robert F. Fulton Robert F. Fulton	Director	February 25, 2011

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	February 25, 2011

/s/ Antonio O. Garza Antonio O. Garza	Director	February 25, 2011

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	February 25, 2011

EXHIBIT INDEX

Exhibit
No.		Description

2	.1*	Agreement and Plan of Merger, dated as of January 8, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
2	.2*	Amendment to Merger Agreement, dated as of March 5, 2007, by and among Basic Energy Services, Inc., JS Acquisition LLC and JetStar Consolidated Holdings, Inc. (Incorporated by reference to Exhibit 2.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 8, 2007)
3	.1*	Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc., dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
3	.2*	Amended and Restated Bylaws of Basic Energy Services, Inc., effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
4	.1*	Specimen Stock Certificate representing common stock of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)
4	.2*	Indenture dated April 12, 2006, among Basic Energy Services, Inc., the Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)
4	.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)
4	.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)
4	.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)
4	.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)
4	.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
4	.10*	Indenture dated as of July 31, 2009, by and among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.11*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

Exhibit
No.		Description

4	.12*	First Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
4	.13*	Second Supplemental Indenture dated as of February 15, 2011 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
4	.14*	Security Agreement dated as of July 31, 2009, by and between Basic Energy Services, Inc. and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)
4	.15*	Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of July 31, 2009, by and between Basic Energy Services, Inc. and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
4	.16*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
4	.17*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
10	.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
10	.2*	Third Amended and Restated Stockholders’ Agreement entered into effective as of December 20, 2010, by and among Basic Energy Services, Inc., DLJMB Funding III, Inc., DLJ ESC II, L.P., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co., KG, DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., Millennium Partners II, L.P., and MBP Plan Investors, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
10	.3*	Credit Agreement dated as of September 28, 2010, among Basic Energy Services, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Capital One, National Association, as administrative agent, collateral agent and issuing bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)
10	.4*	Security Agreement dated as of September 28, 2010, among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)
10	.5*	Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of September 28, 2010 among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)
10	.6*	Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
10	.7*	Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)
10	.8*†	Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)

Exhibit
No.		Description

10	.9*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.10*†	Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.11*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.12*†	Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.13*†	Form of Restricted Stock Grant Agreement. (Incorporated by reference to Exhibit 10.16 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)
10	.14*†	Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)
10	.15*†	Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.16*†	Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)
10	.17*†	Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)
10	.18*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.19*†	Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)
10	.20*†	Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)
10	.21*†	Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.22*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)
10	.23*†	Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)
10	.24*†	Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
10	.25*	Contingent Earn Out Agreement dated as of February 28, 2006 among Basic Energy Services, L.P. and G & L Tool, Ltd. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 2, 2006)

Exhibit
No.		Description

10	.26*†	Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.27*†	Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.28*†	Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)
10	.29*†	Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)
10	.30*†	First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)
10	.31*†	Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)
10	.32*†	Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)
12.1		Ratio of Earnings to Fixed Charges.
21	.1*	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-161693), filed on September 2, 2009)
23.1		Consent of KPMG LLP
31.1		Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2		Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1		Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement