Form 10-Q
period 2011-03-31
BASIC ENERGY SERVICES INC
filed 2011-04-27
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     42,202,892 shares of the registrant’s Common Stock were outstanding as of April 22, 2011.

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
     The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “intend,” “plan,” “expect,” “indicate” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this quarterly report are forward-looking statements. Although we believe that the forward-looking statements contained in this quarterly report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,765	$47,918
Trade accounts receivable, net of allowance of $1,809 and $3,078, respectively	177,408	150,364
Accounts receivable — related parties	48	42
Income tax receivable	79,134	79,480
Inventories	24,024	21,556
Prepaid expenses	7,308	5,425
Other current assets	5,891	18,193
Deferred tax assets	8,063	8,290

Total current assets	315,641	331,268

Property and equipment, net	675,707	625,702

Deferred debt costs, net of amortization	11,834	6,835
Goodwill	16,413	16,150
Other intangible assets, net of amortization	44,750	45,833
Other assets	6,243	4,025

Total assets	$1,070,588	$1,029,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$40,715	$40,477
Accrued expenses	60,961	51,237
Current portion of long-term debt	26,587	24,231
Other current liabilities	2,788	3,309

Total current liabilities	131,051	119,254

Long-term debt, less unamortized discount on senior secured notes of $0 and $9,425, respectively	536,104	474,628
Deferred tax liabilities	106,355	123,393
Other long-term liabilities	10,777	10,615

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2011 and December 31, 2010, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,394,809 shares issued, and 42,187,282 shares outstanding at March 31, 2011; 42,394,809 shares issued, and 41,310,447 shares outstanding at December 31, 2010.	424	424
Additional paid-in capital	339,908	335,927
Retained earnings (defecit)	(51,957)	(27,544)
Treasury stock, at cost, 207,527 and 1,084,362 shares at March 31, 2011 and December 31, 2010, respectively	(2,074)	(6,884)

Total stockholders’ equity	286,301	301,923

Total liabilities and stockholders’ equity	$1,070,588	$1,029,813

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Revenues:
Completion and remedial services	$97,507	$45,234
Fluid services	72,345	52,147
Well servicing	69,147	41,796
Contract drilling	7,055	3,789

Total revenues	246,054	142,966

Expenses:
Completion and remedial services	54,933	29,723
Fluid services	48,228	40,940
Well servicing	48,440	32,100
Contract drilling	4,485	3,270
General and administrative, including stock-based compensation of $1,680 and $1,150 in the three months ended March 31, 2011 and 2010, respectively	31,341	25,077
Depreciation and amortization	32,980	33,098
(Gain) Loss on disposal of assets	(1,705)	711

Total expenses	218,702	164,919

Operating income (loss)	27,352	(21,953)

Other income (expense):
Interest expense	(11,342)	(11,664)
Interest income	5	26
Loss on early extinguishment of debt	(49,366)	—
Other income	157	81

Loss from continuing operations before income taxes	(33,194)	(33,510)

Income tax benefit	14,701	11,919

Net loss	$(18,493)	$(21,591)

Earnings per share of common stock:
Basic	$(0.46)	$(0.54)

Diluted	$(0.46)	$(0.54)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2010	42,394,809	$424	$335,927	$(6,884)	$(27,544)	$301,923

Issuances of restricted stock	—	—	(2)	5,753	(5,751)	—
Amortization of share-based compensation	—	—	1,680	—	—	1,680
Purchase of treasury stock	—	—	—	(1,716)	—	(1,716)
Exercise of stock options / vesting of restricted stock	—	—	2,303	773	(169)	2,907
Net loss	—	—	—	—	(18,493)	(18,493)

Balance — March 31, 2011 (unaudited)	42,394,809	$424	$339,908	$(2,074)	$(51,957)	$286,301

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Three Months Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(18,493)	$(21,591)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	32,980	33,098
Accretion on asset retirement obligation	32	40
Change in allowance for doubtful accounts	(1,269)	(495)
Amortization of deferred financing costs	432	382
Amortization and retirement of discount on senior secured notes	6,493	460
Non-cash compensation	1,680	1,150
Loss on early extinguishment of debt (non-cash)	3,940	—
Premium on retirement of 11.625% senior secured notes	36,179	—
(Gain) loss on disposal of assets	(1,705)	711
Deferred income taxes	(17,002)	571

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(25,936)	(10,074)
Inventories	(2,468)	(815)
Prepaid expenses and other current assets	(1,548)	812
Other assets	(2,218)	(144)
Accounts payable	238	2,775
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	(1,955)	351
Income tax receivable	2,301	(12,447)
Other liabilities	(323)	(68)
Accrued expenses	9,644	4,687

Net cash provided by (used in) operating activities	21,002	(597)

Cash flows from investing activities:
Purchase of property and equipment	(72,442)	(11,092)
Proceeds from sale of assets	16,687	355
Change in restricted cash	—	(13)
Payments for other long-term assets	(140)	(168)
Payments for businesses, net of cash acquired	(10)	(687)

Net cash used in investing activities	(55,905)	(11,605)

Cash flows from financing activities:
Proceeds from debt	275,000	—
Payments of debt	(229,891)	(6,608)
Premium on retirement of 11.625% senior secured notes	(36,179)	—
Purchase of treasury stock	(1,715)	(297)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	1,955	(351)
Tax withholding from exercise of stock options	(854)	(2)
Exercise of employee stock options	1,805	18
Deferred loan costs and other financing activities	(9,371)	—

Net cash provided by (used in) financing activities	750	(7,240)

Net increase (decrease) in cash and equivalents	(34,153)	(19,442)

Cash and cash equivalents — beginning of period	47,918	125,357

Cash and cash equivalents — end of period	$13,765	$105,915

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2011 (unaudited)
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
Nature of Operations
     Basic provides a range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing, and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, and Pennsylvania.
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
Estimates and Uncertainties
     Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:
•	Depreciation and amortization of property and equipment and intangible assets

•	Impairment of property and equipment, goodwill and intangible assets

•	Allowance for doubtful accounts

•	Litigation and self-insured risk reserves

•	Fair value of assets acquired and liabilities assumed

•	Future cash flows

•	Stock-based compensation

•	Income taxes

•	Asset retirement obligations
Revenue Recognition
     Completion and Remedial Services — Completion and remedial services consists primarily of pumping services, focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, snubbing units, and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair values of the services.

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
     Contract Drilling — Contract drilling consists primarily of drilling wells to a specified depth using drilling rigs. Basic recognizes revenues based on either a “daywork” contract, in which an agreed upon rate per day is charged to the customer, or a “footage” contract, in which an agreed upon rate is charged per the number of feet drilled.
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
     Deferred debt costs were approximately $14.6 million net of accumulated amortization of $2.7 million and $10.7 million net of accumulated amortization of $3.9 million at March 31, 2011 and December 31, 2010, respectively. Amortization of deferred debt costs totaled approximately $432,000 and $383,000 for the three months ended March 31, 2011 and 2010, respectively.
     Basic recorded a charge of $3.9 million during the first quarter of 2011 related to the write-off of debt costs associated with its 11.625% Senior Secured Notes and $30.0 million revolving credit facility. On February 15, 2011, Basic terminated the revolving credit facility and completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes, and as of March 31, 2011, no Senior Secured Notes remain outstanding. Additionally, Basic incurred $6.7 million of deferred debt costs associated with the issuance of its 7.75% Senior Notes due 2019. Basic also incurred $2.7 million of deferred debt costs associated with the $165.0 million revolving credit facility entered into on February 15, 2011.
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment December 31 of each year.
     Basic had trade names of $1.8 million as of March 31, 2011 and December 31, 2010. Trade names have an indefinite life and are tested for impairment annually.
     The changes in the carrying amount of goodwill for the nine months ended March 31, 2011, are as follows (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract
	Services	Services	Servicing	Drilling	Total
Balance as of December 31, 2010	$10,771	$488	$4,891	$—	$16,150
Goodwill adjustments	127	72	64	—	263

Balance as of March 31, 2011	$10,898	$560	$4,955	$—	$16,413
     Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $48.0 million as of March 31, 2011 and $48.0 million as of December 31, 2010, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.5 million and $4.9 million at March 31, 2011 and December 31, 2010, respectively. The gross carrying amount of rig engineering plans subject to amortization was $746,000 and $746,000 as of March 31, 2011 and December 31, 2010, respectively. Accumulated amortization related to these intangible assets totaled approximately $10.3 million and $9.6 million at March 31, 2011 and December 31, 2010, respectively. Amortization expense for the three months ended March 31, 2011 and 2010 was approximately $1.1 million and $851,000, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of March 31, 2011 were $30.8 million, $2.5 million, $4.7 million and $4.9 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality.
     Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.
Stock-Based Compensation
     Basic’s stock-based awards consist of stock options and restricted stock. Stock options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model, and restricted stock issued is valued based on the fair value of Basic’s common stock at the grant date. All stock-based awards are adjusted for an expected forfeiture rate and amortized over the vesting period.

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
     Basic did not have any one customer that represented 10% or more of consolidated revenue during the three months ended March 31, 2011 or 2010.
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
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update became effective for Basic on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which became effective on January 1, 2011. This update did not change the techniques Basic uses to measure fair value and has not had a material impact on its consolidated financial statements.
     In December 2010, the FASB issued ASU No. 2010-09, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

3. Acquisitions
     In 2010, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values at the date of acquisition (in thousands):

		Total Cash Paid (net of cash
	Closing Date	acquired)
Rocky Mountain Cementers, Inc.	March 1, 2010	$687
New Tech Systems, Inc	April 20, 2010	$900
Taylor Rig, LLC	May 3, 2010	$8,734
Platinum Pressure Services, Inc. and Admiral Well Service, Inc.	December 16, 2010	$39,942

Total 2010		$50,263

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. Basic does not believe the pro forma effect of any of the acquisitions completed in 2010 is material, either individually or when aggregated, to the reported results of operations.
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

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Land	$5,307	$5,361
Buildings and improvements	34,583	32,047
Well service units and equipment	422,745	416,015
Fluid services equipment	152,713	148,989
Brine and fresh water stations	11,178	10,969
Frac/test tanks	175,558	151,379
Pressure pumping equipment	177,844	171,892
Construction equipment	28,101	27,799
Contract drilling equipment	69,738	44,181
Disposal facilities	68,563	66,388
Vehicles	42,109	39,844
Rental equipment	45,026	43,502
Aircraft	4,251	4,251
Software	22,248	22,296
Other	7,656	7,345

	1,267,620	1,192,258
Less accumulated depreciation and amortization	591,913	566,556

Property and equipment, net	$675,707	$625,702

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Light vehicles	$26,401	$25,800
Well service units and equipment	1,732	1,791
Fluid services equipment	73,281	65,874
Pressure pumping equipment	20,604	18,293
Construction equipment	1,269	1,269
Software	15,548	15,548
Other	244	244

	139,079	128,819
Less accumulated amortization	57,119	56,087

	$81,960	$72,732

     Amortization of assets held under capital leases of approximately $4.9 million for both the three months ended March 31, 2011 and 2010, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	—	225,000
7.75% Senior Notes	275,000	—
Unamortized discount	—	(9,425)
Capital leases and other notes	62,691	58,284

	562,691	498,859
Less current portion	26,587	24,231

	$536,104	$474,628

7.125% Senior Notes due 2016
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
     Pursuant to the Senior Notes Indenture, Basic is subject to covenants that limit the ability of Basic and its restricted subsidiaries to, among other things: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the Senior Notes Indenture. Basic was in compliance with the restrictive covenants at March 31, 2011.
     As part of the issuance of the above-mentioned Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the Senior Notes.
     The Senior Notes are jointly and severally guaranteed by Basic and each of its current subsidiaries, other than three immaterial subsidiaries. As of March 31, 2011, these three subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.
7.75% Senior Notes due 2019
     On February 15, 2011, Basic successfully completed the issuance and sale of $275.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the “Notes”). The Notes are jointly and severally, and unconditionally, guaranteed (the “Guarantees”) on a senior unsecured basis initially by all of Basic’s current subsidiaries other than three immaterial subsidiaries (such guarantors, the “Guarantors”). The Notes and the Guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.125% Senior Notes due 2016 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefore.

     The Notes and the Guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The purchase price for the Notes and Guarantees was 100.000% of their principal amount. Basic received net proceeds from the issuance of the Notes of approximately $269.6 million after discounts and offering expenses. Basic used a portion of the net proceeds from the offering to fund its tender offer and consent solicitation for its Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer, and the remainder is being used for general corporate purposes.
     The Notes and the Guarantees were issued pursuant to an indenture dated as of February 15, 2011 (the “Indenture”), by and among Basic, the Guarantors party thereto and Wells Fargo Bank, N.A., as trustee (the “Trustee”). Interest on the Notes accrues from and including February 15, 2011 at a rate of 7.75% per year. Interest on the Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011. The Notes mature on February 15, 2019.
     The Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with its affiliates;

•	limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and

•	sell assets or consolidate or merge with or into other companies.
These and other covenants that are contained in the Indenture are subject to important exceptions and qualifications. Additionally, during any period of time that the Notes have a Moody’s rating of Baa3 or higher or an Standard & Poor’s rating of BBB- or higher and no default has occurred and is then continuing, certain of the restrictive covenants contained in the Indenture will cease to apply.
     Basic may, at its option, redeem all or part of the Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.
     At any time before February 15, 2014, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the Notes issued under the Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:
•	at least 65% of the aggregate principal amount of the Notes issued under the Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.
     In addition, at any time before February 15, 2015, Basic may redeem some or all of the Notes at a redemption price equal to 100% of the principal amount of the Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.
     If Basic experiences certain kinds of changes of control, holders of the Notes will be entitled to require Basic to purchase all or a portion of the Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
Revolving Credit Facility
     On February 15, 2011, in connection with the Notes offering, Basic entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Facility are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2011, the non-guarantor subsidiaries held no assets and performed no operations.

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
     The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions Basic may make and require Basic to maintain specified ratios or conditions as follows:
•	a minimum consolidated interest coverage ratio of not less than 2.50:1.00;

•	a maximum consolidated leverage ratio not to exceed:
•	4.25:1.00 for the quarter ending March 31, 2011; and

•	4.00:1.00 after March 31, 2011; and
•	a maximum consolidated senior secured leverage ratio of 2.00:1.00.
     If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.
     Basic had no amounts outstanding under the Credit Agreement as of March 31, 2011. At March 31, 2011, Basic was in compliance with its covenants.
Other Debt
Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00.

     Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2011	2010
Cash payments for interest	$14,732	$13,419
Commitment and other fees paid	220	8
Amortization of debt issuance costs and discount on senior secured notes	687	844
Change in accrued interest	(4,310)	(2,608)
Other	13	1

	$11,342	$11,664

Losses on Extinguishment of Debt
     In February 2011, upon the retirement of the 11.625% Senior Secured Notes and the termination of Basic’s $30.0 million revolving credit facility, Basic wrote off unamortized debt issuance costs of approximately $3.9 million and unamortized discount of $9.2 million. Basic also paid a premium of $36.2 million to the holders of the 11.625% Senior Secured Notes for the early termination of the notes.
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
     At March 31, 2011 and December 31, 2010, self-insured risk accruals totaled approximately $15.5 million net of a $12,000 receivable for medical and dental coverage and $16.6 million net of a $164,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity
Common Stock
     At March 31, 2011 and December 31, 2010, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
     During the year ended 2010, Basic issued 53,975 shares of common stock from treasury stock for the exercise of stock options.
     In March 2010, Basic granted various employees 588,600 unvested shares of common stock which vest over a five-year period.
     In March 2010, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In February 2011, it was determined that 285,281 shares, or 150% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2010 through December 31, 2010, as compared to other members of a defined peer group. These shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2012.
     In March 2011, Basic granted various employees 510,399 unvested shares of common stock which vest over a three-year period.
     During the three months ended March 31, 2011, Basic issued 169,250 shares of common stock from treasury stock for the exercise of stock options.
Treasury Stock
     Basic acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 40,381 shares through net share settlements during 2010 and 74,358 shares through net share settlements during the first three months of 2011.
Preferred Stock
     At March 31, 2011 and December 31, 2010, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
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
     During the three months ended March 31, 2011 and 2010, compensation expense related to share-based arrangements was approximately $1.7 million and $1.2 million, respectively. For compensation expense recognized during the three months ended March 31, 2011 and 2010, Basic recognized a tax benefit of approximately $744,000 and $409,000, respectively.
     As of March 31, 2011, there was approximately $22.1 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 3.09 years. The total fair value of share-based awards vested during the three months ended March 31, 2011 and 2010 was approximately $8.2 million and $3.6 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $2.9 million and $501,000 for the three months ended March 31, 2011 and 2010, respectively.
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

     The following table reflects the summary of stock options outstanding at March 31, 2011 and the changes during the three months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	1,414,450	$11.44
Options granted	—	$—
Options forfeited	—	$—
Options exercised	(169,250)	$5.61
Options expired	(3,000)	$26.84

Outstanding, end of period	1,242,200	$12.20	3.65	$16,920

Exercisable, end of period	1,219,200	$12.00	3.60	$16,855

Vested or expected to vest, end of period	1,237,600	$12.16	3.64	$16,907

     The total intrinsic value of share options exercised during the three months ended March 31, 2011 and 2010 was approximately $2.7 million and $6,000, respectively.
     Cash received from share option exercises under the Plan was approximately $950,000 and $17,000 for the three months ended March 31, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from options exercised was $1.2 million and $2,000 for the three months ended March 31, 2011 and 2010, respectively.
     Basic has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
     Restricted Stock Awards
     On March 10, 2011, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2011 through December 31, 2011, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the target number of shares of 148,363 depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2013. As of March 31, 2011, it was estimated that 129.2% of the target number performance-based awards will be earned.
     A summary of the status of Basic’s non-vested share grants at March 31, 2011 and changes during the three months ended March 31, 2011 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,802,573	$11.06
Granted during period	701,631	19.49
Vested during period	(311,184)	13.67
Forfeited during period	(16,700)	10.79

Nonvested at end of period	2,176,320	$13.38

9. Related Party Transactions
     Basic had receivables from employees of approximately $48,000 and $42,000 as of March 31, 2011 and December 31, 2010, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or $5,000 per month.
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

	Three Months Ended March 31,
	2011	2010
Numerator (both basic and diluted):

Net income (loss)	$(18,493)	$(21,591)

Denominator:

Denominator for basic earnings per share	39,884,070	39,621,183

Stock options	—	—
Unvested restricted stock	—	—

Denominator for diluted earnings per share	39,884,070	39,621,183

Basic earnings per common share:	$(0.46)	$(0.54)

Diluted earnings per common share:	$(0.46)	$(0.54)

     Stock options and unvested restricted stock shares of approximately 1,202,000 and 686,000 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2011 and 2010, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods.
11. Business Segment Information
     Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. The following is a description of the segments:
     Completion and Remedial Services: This segment utilizes a fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units, an array of specialized rental equipment and fishing tools, and snubbing units. The largest portion of this business consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.
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
     Contract Drilling: This segment utilizes drilling rigs and associated equipment for drilling wells to a specified depth for customers on a contract basis.

     Basic’s management evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of working capital and debt financing costs.
     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total
Three Months Ended March 31, 2011
Operating revenues	$97,507	$72,345	$69,147	$7,055	$—	$246,054
Direct operating costs	(54,933)	(48,228)	(48,440)	(4,485)	—	$(156,086)

Segment profits	$42,574	$24,117	$20,707	$2,570	$—	$89,968

Depreciation and amortization	$8,068	$9,404	$11,953	$1,907	$1,648	$32,980
Capital expenditures, (excluding acquisitions)	$17,721	$20,656	$26,256	$4,189	$3,620	$72,442
Identifiable assets	$213,810	$216,485	$254,407	$44,246	$341,640	$1,070,588

Three Months Ended March 31, 2010
Operating revenues	$45,234	$52,147	$41,796	$3,789	$—	$142,966
Direct operating costs	(29,723)	(40,940)	(32,100)	(3,270)	—	(106,033)

Segment profits	$15,511	$11,207	$9,696	$519	$—	$36,933

Depreciation and amortization	$7,831	$9,418	$12,140	$1,834	$1,875	$33,098
Capital expenditures, (excluding acquisitions)	$2,624	$3,156	$4,069	$615	$628	$11,092
Identifiable assets	$189,603	$190,684	$238,956	$40,511	$362,718	$1,022,472
     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2011	2010
Segment profits	$89,968	$36,933

General and administrative expenses	(31,341)	(25,077)
Depreciation and amortization	(32,980)	(33,098)
Gain (loss) on disposal of assets	1,705	(711)

Operating income (loss)	$27,352	$(21,953)

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2011	2010
	(In thousands)
Capital leases issued for equipment	$12,230	$3,348
Asset retirement obligation additions	$—	$6
     Basic paid no income taxes during the three months ended March 31, 2011 or for the same period in 2010. Basic paid interest of approximately $14.7 million and $13.4 million during the three months ended March 31, 2011 and 2010, respectively.

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
     Basic’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the three months ended March 31, 2011 (in thousands):

Asset Retirement Obligation
Balance, December 31, 2010	$1,983

Additional asset retirement obligation	—
Accretion expense	32
Settlements	(36)

Balance, March 31, 2011	$1,979

14. Subsequent Events
     On April 1, 2011, Basic borrowed $21.9 million against its $165.0 million revolving credit facility for the purchase of capital equipment.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
     We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in four separate acquisitions from January 1, 2010 to March 31, 2011. Our weighted average number of fluid service trucks increased from 791 in the first quarter of 2010 to 820 in the first quarter of 2011. Our weighted average number of well servicing rigs increased from 405 in the first quarter of 2010 to 412 in the first quarter of 2011. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):
Revenues:

	Three Months Ended March 31,
	2011		2010

Completion and remedial services	$97.5	40%	$45.2	32%
Fluid services	72.3	29%	52.1	36%
Well servicing	69.1	28%	41.8	29%
Contract drilling	7.1	3%	3.8	3%

Total revenues	$246.0	100%	$142.9	100%

     Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity, has adversely impacted, and could continue to adversely impact, the level of drilling and workover activity by some of our customers. This volatility affects the demand for our services and the price of our services.
     In the first half of 2009, utilization and pricing for our services declined due to low oil and natural gas prices. In the third quarter of 2009, oil prices began to increase and remained relatively stable through 2010. In the first quarter of 2011, oil prices have increased, primarily due to political instability in several oil producing countries. This trend in oil prices has caused utilization and pricing for our services to increase in our oil-based operating areas. Utilization and pricing for our services in our natural gas-based operating areas throughout 2010 and in the first quarter of 2011 have remained depressed due to low natural gas prices.
     We expect that our utilization levels across all of our business segments should show further improvements through the remainder of 2011 as demand continues to rise based on strong pricing, particularly in our established oil-oriented market areas. Despite current lower natural gas prices, discussions with customers indicate that demand in our natural gas-oriented market areas should remain flat with current levels.
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
   Platinum Pressure Services, Inc. and Admiral Well Service, Inc.
     On December 16, 2010, we acquired all of the outstanding stock of Platinum Pressure Services, Inc. (“Platinum”) and Admiral Well Service, Inc., a wholly owned subsidiary of Platinum, for total cash consideration of $39.9 million plus working capital. This acquisition operates in our completion and remedial services and well servicing segments.
     During the first quarter of 2011, we did not complete any material acquisitions.
Segment Overview
Completion and Remedial Services
     During the first three months of 2011, our completion and remedial services segment represented 40% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, cased-hole wireline services, snubbing and underbalanced drilling.
     Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 174,000 and 140,000 at March 31, 2011 and March 31, 2010, respectively.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters in 2010, the full year ended December 31, 2010 and the quarter ended March 31, 2011 (dollars in thousands):

		Segment
	Revenues	Profits%
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
Third Quarter	$73,725	41%
Fourth Quarter	$80,944	43%
Full Year	$261,436	40%
2011:
First Quarter	$97,507	44%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

     The increase in completion and remedial services revenue to $97.5 million in the first quarter of 2011 from $80.9 million in the fourth quarter of 2010 was caused by higher drilling and completion activity. There was also an increase in segment profit percentage to 44% in the first quarter of 2011 from 43% in the fourth quarter of 2010 due to the increased activity and improved pricing for our pumping services, especially fracturing and cementing services on new producing wells.
Fluid Services
     During the first three months of 2011, our fluid services segment represented 29% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters in 2010, the full year ended December 31, 2010 and the quarter ended March 31, 2011 (dollars in thousands):

	Weighted			Segment Profits
	Average Number of		Revenue Per	Per Fluid
	Fluid Service	Trucking	Fluid Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits%
2010:
First Quarter	791	431,700	$66	$14	22%
Second Quarter	797	468,600	$74	$19	26%
Third Quarter	789	475,200	$80	$20	25%
Fourth Quarter	782	476,100	$85	$27	31%
Full Year	790	1,851,600	$305	$80	26%
2011:
First Quarter	820	494,700	$88	$29	33%
     We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.
     Revenue per fluid service truck increased by 4% to $88,000 in the first quarter of 2011 compared to $85,000 in the fourth quarter of 2010, primarily due to the increasing rates being charged to customers. Segment profit percentage increased to 33% in the first quarter of 2011 from 31% in the fourth quarter of 2010.
Well Servicing
     During the first three months of 2011, our well servicing segment represented 28% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility, that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet increased from a weighted average number of 405 rigs in the first quarter of 2010 to 412 in the first quarter of 2011.

     The following is an analysis of our well servicing operations for each of the quarters in 2010, the full year ended December 31, 2010 and the quarter ended March 31, 2011:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
Third Quarter	404	159,400	55.2%	$319	$74	21%
Fourth Quarter	407	164,400	56.5%	$331	$90	24%
Full Year	405	613,400	53.0%	$319	$81	23%
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
     We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division (Taylor Rig) of this business segment.
     Rig utilization increased to 62.7% in the first quarter of 2011, compared to 56.5% in the fourth quarter of 2010. The increase was caused by improving economic conditions and increased oil prices that allowed our customers to increase spending. Our segment profit percentage increased to 30% during the first quarter of 2011 from 24% during the fourth quarter of 2010. This increase was primarily due to improvements in rates charged to customers, particularly in oil-dominated areas.
Contract Drilling
     During the first three months of 2011, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of six rigs during the first quarter of 2011 compared to a weighted average of six rigs in the fourth quarter of 2010, due to the conversion of three of our drilling rigs to well service rigs in the fourth quarter of 2010.
     The following is an analysis of our contract drilling segment for each of the quarters in 2010, the full year ended December 31, 2010 and the quarter ended March 31, 2011:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2010:
First Quarter	9	420	$9,000	$1,200	14%
Second Quarter	9	527	$10,000	$2,900	29%
Third Quarter	9	523	$10,600	$2,700	26%
Fourth Quarter	6	536	$11,500	$3,800	33%
Full Year	8	2,006	$10,400	$2,800	27%
2011:
First Quarter	6	522	$13,500	$4,900	36%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

     The increase in revenue per day to $13,500 in the first quarter of 2011 from $11,500 in the fourth quarter of 2010 was due primarily to improved pricing for our services. The increase in segment profit percentage to 36% in the first quarter of 2011 from 33% in the fourth quarter of 2010 is due to pricing increasing faster than operating costs.
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
Results of Operations
     The following is a comparison of our results of operations for the three months ended March 31, 2011 compared to the three months ended March 31, 2010. For additional segment-related information and trends, please read “— Segment Overview” above.
     Three Months Ended March 31, 2011 Compared to Three Months Ended March 31, 2010
     Revenues. Revenues increased by 72% to $246.1 million during the first quarter of 2011 from $143.0 million during the same period in 2010. This increase was primarily due to increased demand by our customers for our services, which resulted from higher commodity prices and drilling and well maintenance activity among our customers.
     Completion and remedial services revenues increased by 116% to $97.5 million during the first quarter of 2011 compared to $45.2 million in the same period in 2010. The increase in revenue between these periods was due to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. Total hydraulic horsepower increased to 174,000 at March 31, 2011 from 140,000 at March 31, 2010.
     Fluid services revenues increased by 39% to $72.3 million during the first quarter of 2011 compared to $52.1 million in the same period in 2010. Our revenue per fluid service truck increased 33% to $88,000 in the first quarter of 2011 compared to $66,000 in the same period in 2010, which reflects increases in both utilization and pricing for these services. Our weighted average number of fluid service trucks increased to 820 during the first quarter of 2011 from 791 in the same period in 2010.
     Well servicing revenues increased by 65% to $69.1 million during the first quarter of 2011 compared to $41.8 million during the same period in 2010. The higher revenues were due to the 36% increase in rig hours to 184,700 during the first quarter of 2011 from 135,700 during the first quarter of 2010. There was also an increase in revenue per rig hour to $356 during the first quarter of 2011 from $308 during the first quarter of 2010. Our average number of well servicing rigs increased to 412 during the first quarter of 2011 compared to 405 in the same period in 2010, primarily due to the acquisition of Platinum Pressure Services, Inc. (“Platinum”) in the fourth quarter of 2010.
     Contract drilling revenues increased by 86% to $7.1 million during the first quarter of 2011 compared to $3.8 million in the same period in 2010. The number of rig operating days increased 24% to 522 in the first quarter of 2011 compared to 420 in the first quarter of 2010. This increase was due to an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, along with higher dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 47% to $156.1 million during the first quarter of 2011 from $106.0 million in the same period in 2010. This increase was primarily due to increased activity in each of our four business segments.

     Direct operating expenses for the completion and remedial services segment increased by 85% to $54.9 million during the first quarter of 2011 as compared to $29.7 million for the same period in 2010 due in part to increased activity levels overall and in our pumping services line. Segment profits increased to 44% of revenues during the first quarter of 2011 compared to 34% for the same period in 2010, due to higher utilization and improved pricing for our services.
     Direct operating expenses for the fluid services segment increased by 18% to $48.2 million during the first quarter of 2011 as compared to $40.9 million for the same period in 2010, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 33% of revenues during the first quarter of 2011 compared to 22% for the same period in 2010 due to improved pricing for our services.
     Direct operating expenses for the well servicing segment increased by 51% to $48.4 million during the first quarter of 2011 as compared to $32.1 million for the same period in 2010. The increase in direct operating expenses was due to increased activity along with increased payroll, insurance and incentive compensation costs. Segment profits were 30% of revenues during the first quarter of 2011 compared to 23% for the same period in 2010 due to improved pricing for our services.
     Direct operating expenses for the contract drilling segment were $4.5 million during the first quarter of 2011 and $3.3 million for the same period in 2010. Segment profits for this segment were 36% of revenues during the first quarter of 2011 compared to 14% for the same period in 2010, primarily due to improved pricing for our services.
     General and Administrative Expenses. General and administrative expenses increased by 25% to $31.3 million during the first quarter of 2011 from $25.1 million for the same period in 2010, due mainly to increased personnel costs, including payroll taxes, and the full quarter effect of the general and administrative expense from the Platinum acquisition that was completed on December 16, 2010. General and administrative expenses included $1.7 million and $1.2 million of stock-based compensation expense during the first quarter of 2011 and 2010, respectively.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $33.0 million during the first quarter of 2011 as compared to $33.1 million for the same period in 2010.
     Interest Expense. Interest expense decreased by 3% to $11.3 million during the first quarter of 2011 compared to $11.7 million for the same period in 2010. The decrease was due to the issuance of $275.0 million of 7.75% Senior Notes due 2019 and the retirement of the Senior Secured Notes in February 2011.
     Loss on Early Extinguishment of debt. Loss on early extinguishment of debt was $49.4 million in the first quarter of 2011 due to the retirement of the Senior Secured Notes in February 2011.
     Income Tax Expense. There was an income tax benefit of $14.7 million during the first quarter of 2011 as compared to an income tax benefit of $11.9 million for the same period in 2010. Our effective tax rate during the first quarter of 2011 and 2010 was approximately 44% and 36%, respectively.
Liquidity and Capital Resources
     As of March 31, 2011, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $165.0 million revolving credit facility. As of March 31, 2011, we had unrestricted cash and cash equivalents of $13.8 million compared to $47.9 million as of December 31, 2010. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash provided by operating activities was $21.0 million for the three months ended March 31, 2011 as compared to cash used in operating activities of $597,000 during the same period in 2010. Operating cash flow in the first three months of 2011 was higher mainly due to the increase in profitability due to higher revenues offset by the increase in accounts receivable.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first three months of 2011 were $72.4 million as compared to $11.8 million in the same period of 2010. We added $12.2 million of additional assets through our capital lease program during the first three months of 2011 compared to $3.3 million of additional assets in the same period in 2010.

     For 2011, we now plan to spend at least $148 million for capital expenditures, including amounts spent to purchase three drilling rigs, of which $112 million will be paid for through operating cash flow and existing cash balances and the remainder through capital leases. Based on our view of short-term operating conditions, our capital expenditure program may be increased or decreased accordingly. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.
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
7.125% Senior Notes due 2016
     In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “Senior Notes”). The Senior Notes were jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). As of March 31, 2011, these three subsidiaries held no assets and performed no operations. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
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
11.625% Senior Secured Notes due 2014
     On July 31, 2009, we issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes were jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of our current subsidiaries other than two immaterial subsidiaries.
     The net proceeds from the issuance of the Senior Secured Notes were $207.7 million after discounts of $12.1 million and offering expenses of $5.2 million. We used the net proceeds from the offering, along with other funds, to repay all outstanding indebtedness under our $225.0 million revolving credit facility, which we terminated in connection with the offering.
     The Senior Secured Notes and the related guarantees were issued pursuant to an indenture dated as of July 31, 2009 (the “Senior Secured Notes Indenture”), by and among us, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., a national banking association, as trustee. The obligations under the Senior Secured Notes Indenture were secured as set forth in the Senior Secured Notes Indenture and in a Secured Notes Security Agreement, in favor of the trustee, by a first-priority lien (other than Permitted Collateral Liens, as defined in the Senior Secured Notes Indenture) in favor of the trustee, on the Collateral described in the Secured Notes Security Agreement.
     Interest on the Senior Secured Notes accrued at a rate of 11.625% per year. Interest on the Senior Secured Notes was payable semi-annually in arrears on February 1 and August 1 of each year, commencing on February 1, 2010. The Senior Secured Notes provided for a maturity on August 1, 2014.
     The Senior Secured Notes Indenture contained covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with our affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us; and

•	sell assets (including Collateral under the Secured Notes Security Agreement), or consolidate or merge with or into other companies.
     These limitations were subject to a number of important exceptions and qualifications.

     On February 1, 2011, Basic announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the Senior Secured Notes. On February 15, 2011, Basic completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. The tender offer expired on March 2, 2011, and as of March 31, 2011, all obligations of Basic under the Senior Secured Notes Indenture have been satisfied and no Senior Secured Notes remain outstanding.
7.75% Senior Notes due 2019
     On February 15, 2011, we successfully completed the issuance and sale of $275.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the “New Notes”). The New Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The New Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.125% Senior Notes due 2016 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the New Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.
     The New Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. The purchase price for the New Notes and guarantees was 100.000% of their principal amount. We received net proceeds from the issuance of the New Notes of approximately $269.6 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer, and we are using the remainder for general corporate purposes.
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
     At any time before February 15, 2014, we, at our option, may redeem up to 35% of the aggregate principal amount of the New Notes issued under the New Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the New Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:
•	at least 65% of the aggregate principal amount of the Notes issued under the Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.
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
New Revolving Credit Facility
     On February 15, 2011, in connection with the New Notes offering, Basic terminated its previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2011, the non-guarantor subsidiaries held no assets and performed no operations.
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
     The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions Basic may make and require Basic to maintain specified ratios or conditions as follows:
•	a minimum consolidated interest coverage ratio of not less than 2.50:1.00;

•	a maximum consolidated leverage ratio not to exceed:
•	4.25:1.00 for the quarter ending March 31, 2011; and

•	4.00:1.00 after March 31, 2011; and
•	a maximum consolidated senior secured leverage ratio of 2.00:1.00.
     If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.
     Basic had no amounts outstanding under the Credit Agreement as of March 31, 2011. At March 31, 2011, Basic was in compliance with its covenants.
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of March 31, 2011, we had total capital leases of approximately $62.7 million.
Preferred Stock
     At March 31, 2011 and December 31, 2010, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
     As of March 31, 2011, we had approximately $49.7 million of net operating loss carryforwards.
Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update became effective for Basic on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which became effective on January 1, 2011. This update did not change the techniques Basic uses to measure fair value and has not had a material impact on Basic’s consolidated financial statements.
     In December 2010, the FASB issued ASU No. 2010-09, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. Basic adopted ASU 2010-29 on January 1, 2011. This update had no impact on Basic’s financial position, results of operations or cash flows.

Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of March 31, 2011, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended March 31, 2011:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share	Announced Program	the Program
January 1 — January 31	—	$—	—	$—
February 1 — February 28	1,167	$19.31	—	$—
March 1 — March 31	73,191	$23.13	—	$—
Total	74,358	$23.07	—	$—

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6.	EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

Exhibit
No.	Description
4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.11*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.12*	First Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.13*	Second Supplemental Indenture dated as of February 15, 2011 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.14*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.15*	Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of July 31, 2009, by and between Basic Energy Services, Inc. and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.16*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.17*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.18*	Registration Rights Agreement dated as of February 15, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.2*	Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.3*	Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.4*†	Form of Performance-Based Award Agreement for Performance Year 2011 (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: April 27, 2011

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Indenture dated as of July 31, 2009, by and among Basic, the Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.11*	Form of 11.625% Senior Secured Note due 2014. (Included as Exhibit A to the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

4.12*	First Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.13*	Second Supplemental Indenture dated as of February 15, 2011 to Indenture dated as of July 31, 2009 among Basic Energy Services, Inc., as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.14*	Security Agreement dated as of July 31, 2009, by and between Basic and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 4, 2009)

Exhibit
No.	Description
4.15*	Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of July 31, 2009, by and between Basic Energy Services, Inc. and each of the other Grantors party thereto in favor of The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.16*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.17*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.18*	Registration Rights Agreement dated as of February 15, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.2*	Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.3*	Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.4*†	Form of Performance-Based Award Agreement for Performance Year 2011 (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement