Form 10-Q
period 2011-06-30
BASIC ENERGY SERVICES INC
filed 2011-07-25
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
     42,428,030 shares of the registrant’s Common Stock were outstanding as of July 20, 2011.

BASIC ENERGY SERVICES, INC.
Index to Form 10-Q

Part I. FINANCIAL INFORMATION	4
Item 1. Financial Statements	4
Consolidated Balance Sheets as of June 30, 2011 (Unaudited) and December 31, 2010	4
Consolidated Statements of Operations and Comprehensive Income for the three months and six months ended June 30, 2011 and 2010 (Unaudited)	5
Consolidated Statements of Stockholders’ Equity for the six months ended June 30, 2011 (Unaudited)	6
Consolidated Statements of Cash Flows for the six months ended June 30, 2011 and 2010 (Unaudited)	7
Notes to the Unaudited Consolidated Financial Statements	8
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
Management’s Overview	25
Segment Overview	26
Operating Cost Overview	29
Critical Accounting Policies and Estimates	29
Results of Operations	31
Liquidity and Capital Resources	33
Other Matters	39
Item 3. Quantitative and Qualitative Disclosures About Market Risk	39
Item 4. Controls and Procedures	39
Part II. OTHER INFORMATION	40
Item 1. Legal Proceedings	40
Item 1A. Risk Factors	40
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	40
Item 6. Exhibits	41
Signatures	43

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$220,910	$47,918
Trade accounts receivable, net of allowance of $1,997 and $3,078, respectively	200,092	150,364
Accounts receivable — related parties	44	42
Income tax receivable	78,195	79,480
Inventories	25,662	21,556
Prepaid expenses	6,334	5,425
Other current assets	6,632	18,193
Deferred tax assets	8,430	8,290

Total current assets	546,299	331,268

Property and equipment, net	693,891	625,702
Deferred debt costs, net of amortization	16,348	6,835
Goodwill	16,287	16,150
Other intangible assets, net of amortization	43,727	45,833
Other assets	12,555	4,025

Total assets	$1,329,107	$1,029,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39,787	$40,477
Accrued expenses	61,780	51,237
Current portion of long-term debt	27,816	24,231
Other current liabilities	166	3,309

Total current liabilities	129,549	119,254

Long-term debt, net of unamortized discount or premium on notes of $1,991 and $9,425, respectively	762,190	474,628
Deferred tax liabilities	117,636	123,393
Other long-term liabilities	11,369	10,615
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2011 and December 31, 2010, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,432,309 shares issued, and 42,394,955 shares outstanding at June 30, 2011; 42,394,809 shares issued, and 41,310,447 shares outstanding at December 31, 2010.	424	424
Additional paid-in capital	343,385	335,927
Retained earnings (deficit)	(35,446)	(27,544)
Treasury stock, at cost, 37,354 and 1,084,362 shares at June 30, 2011 and December 31, 2010, respectively	—	(6,884)

Total stockholders’ equity	308,363	301,923

Total liabilities and stockholders’ equity	$1,329,107	$1,029,813

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$121,807	$61,533	$219,314	$106,767
Fluid services	81,415	58,801	153,760	110,948
Well servicing	83,881	49,529	153,028	91,325
Contract drilling	9,752	5,269	16,807	9,058

Total revenues	296,855	175,132	542,909	318,098

Expenses:
Completion and remedial services	68,827	37,660	123,760	67,383
Fluid services	51,688	43,425	99,916	84,365
Well servicing	57,409	36,734	105,849	68,834
Contract drilling	7,393	3,725	11,878	6,995
General and administrative, including stock-based compensation of $2,078 and $1,439 in three months ended June 30, 2011 and 2010, and $3,758 and $2,589 in the six months ended June 30, 2011 and 2010, respectively	34,138	26,820	65,479	51,897
Depreciation and amortization	34,784	34,250	67,764	67,348
(Gain) loss on disposal of assets	942	463	(763)	1,174

Total expenses	255,181	183,077	473,883	347,996

Operating income (loss)	41,674	(7,945)	69,026	(29,898)

Other income (expense):
Interest expense	(11,842)	(11,778)	(23,184)	(23,442)
Interest income	23	24	28	50
Gain on bargain purchase	—	1,772	—	1,772
Loss on early extinguishment of debt	—	—	(49,366)	—
Other income (expense)	102	111	259	192

Income (loss) from continuing operations before income taxes	29,957	(17,816)	(3,237)	(51,326)

Income tax benefit (expense)	(13,407)	7,144	1,294	19,063

Net income (loss)	$16,550	$(10,672)	$(1,943)	$(32,263)

Earnings (loss) per share of common stock:
Basic	$0.41	$(0.27)	$(0.05)	$(0.81)

Diluted	$0.40	$(0.27)	$(0.05)	$(0.81)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance — December 31, 2010	42,394,809	$424	$335,927	$(6,884)	$(27,544)	$301,923

Issuances of restricted stock	—	—	(32)	5,783	(5,751)	—
Amortization of share-based compensation	—	—	3,758	—	—	3,758
Purchase of treasury stock	—	—	—	(1,761)	—	(1,761)
Exercise of stock options / vesting of restricted stock	37,500	—	3,732	2,862	(208)	6,386
Net loss	—	—	—	—	(1,943)	(1,943)

Balance — June 30, 2011 (unaudited)	42,432,309	$424	$343,385	$—	$(35,446)	$308,363
See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Six Months Ended June 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net loss	$(1,943)	$(32,263)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	67,764	67,348
Gain on bargain purchase	—	(1,772)
Accretion on asset retirement obligation	65	81
Change in allowance for doubtful accounts	(1,081)	(953)
Amortization of deferred financing costs	967	762
Amortization of discount on senior secured notes	6,484	937
Non-cash compensation	3,758	2,589
Loss on early extinguishment of debt (non-cash)	3,940	—
Premium on retirement of 11.625% senior secured notes	36,179	—
(Gain) loss on disposal of assets	(763)	1,174
Deferred income taxes	(6,088)	(3,311)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(48,744)	(30,886)
Inventories	(4,106)	(1,439)
Prepaid expenses and other current assets	(1,102)	3,747
Other assets	(8,531)	(2,981)
Accounts payable	(690)	3,379
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	(3,508)	360
Income tax payable	4,793	(15,460)
Other liabilities	(2,328)	1,587
Accrued expenses	10,515	5,505

Net cash provided by (used in) operating activities	55,581	(1,596)

Cash flows from investing activities:
Purchase of property and equipment	(114,873)	(25,555)
Proceeds from sale of assets	17,996	1,787
Change in restricted cash	—	(1,124)
Payments for other long-term assets	(287)	(350)
Payments for businesses, net of cash acquired	(10)	(10,312)

Net cash used in investing activities	(97,174)	(35,554)

Cash flows from financing activities:
Proceeds from debt	498,850	—
Payments of debt	(238,291)	(13,805)
Premium on retirement of 11.625% senior secured notes	(36,179)	—
Purchase of treasury stock	(1,761)	(316)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	3,508	(360)
Tax withholding from exercise of stock options	(2,529)	(8)
Exercise of employee stock options	5,407	65
Deferred loan costs and other financing activities	(14,420)	(8)

Net cash provided by (used in) financing activities	214,585	(14,432)

Net increase (decrease) in cash and equivalents	172,992	(51,582)

Cash and cash equivalents — beginning of period	47,918	125,357

Cash and cash equivalents — end of period	$220,910	$73,775

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2011 (unaudited)
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
Nature of Operations
     Basic provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, and Pennsylvania.
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

Revenue Recognition
     Completion and Remedial Services — Completion and remedial services consists primarily of pumping services, focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, snubbing units, and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair value of the services.
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
Inventories
     For rental and fishing tools, inventories consisting mainly of grapples and drill bits are stated at the lower of cost or market, with cost being determined by the average cost method. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.
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
     Deferred debt costs were approximately $19.6 million net of accumulated amortization of $3.3 million and $10.7 million net of accumulated amortization of $3.9 million at June 30, 2011 and December 31, 2010, respectively. Amortization of deferred debt costs totaled approximately $535,000 and $380,000 for the three months ended June 30, 2011 and 2010, respectively. Amortization of deferred debt costs totaled approximately $967,000 and $762,000 for the six months ended June 30, 2011 and 2010, respectively.
     Basic recorded a charge of $3.9 million during the first quarter of 2011 related to the write-off of debt costs associated with its 11.625% Senior Secured Notes and $30.0 million revolving credit facility. On February 15, 2011, Basic terminated the revolving credit facility and completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. Basic also incurred $2.9 million of deferred debt costs associated with the $165.0 million revolving credit facility entered into on February 15, 2011. Additionally, on June 13, 2011, Basic incurred $11.5 million of deferred debt costs associated with the issuance of additional 7.75% Senior Notes due 2019.
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment December 31 of each year.
     Basic had trade names of $1.8 million as of June 30, 2011 and December 31, 2010. Trade names have an indefinite life and are tested for impairment annually.
     The changes in the carrying amount of goodwill for the six months ended June 30, 2011 are as follows (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract
	Services	Services	Servicing	Drilling	Total
Balance as of December 31, 2010	$10,771	$488	$4,891	$—	$16,150
Goodwill adjustments	(74)	148	63	—	137

Balance as of June 30, 2011	$10,697	$636	$4,954	$—	$16,287
     Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $48.0 million at both June 30, 2011 and December 31, 2010. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $4.3 million and $4.9 million at June 30, 2011 and December 31, 2010, respectively. The gross carrying amount of rig engineering plans subject to amortization was $746,000 at both June 30, 2011 and December 31, 2010. Accumulated amortization related to these intangible assets totaled approximately $11.1 million and $9.6 million at June 30, 2011 and December 31, 2010, respectively. Amortization expense for the three months ended June 30, 2011 and 2010 was approximately $1.0 million and $844,000, respectively. Amortization expense for the six months ended June 30, 2011 and 2010 was approximately $2.1 million and $1.7 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of June 30, 2011 were $30.0 million,

$2.5 million, $4.6 million and $4.8 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality.
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
     Basic did not have any one customer that represented 10% or more of consolidated revenue during the three months or six months ended June 30, 2011 or 2010.
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

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Land	$5,391	$5,361
Buildings and improvements	35,310	32,047
Well service units and equipment	429,343	416,015
Fluid services equipment	159,073	148,989
Brine and fresh water stations	11,306	10,969
Frac/test tanks	183,611	151,379
Pressure pumping equipment	186,575	171,892
Construction equipment	28,571	27,799
Contract drilling equipment	76,281	44,181
Disposal facilities	70,129	66,388
Vehicles	44,645	39,844
Rental equipment	45,964	43,502
Aircraft	4,251	4,251
Software	22,248	22,296
Other	9,547	7,345

	1,312,245	1,192,258
Less accumulated depreciation and amortization	618,354	566,556

Property and equipment, net	$693,891	$625,702

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Light vehicles	$27,622	$25,800
Well service units and equipment	1,536	1,791
Fluid services equipment	77,472	65,874
Pressure pumping equipment	22,352	18,293
Construction equipment	1,269	1,269
Software	15,548	15,548
Other	244	244

	146,043	128,819
Less accumulated amortization	58,793	56,087

	$87,250	$72,732

     Amortization of assets held under capital leases of approximately $5.2 million and $5.9 million for the three months ended June 30, 2011 and 2010, respectively, and $10.2 million and $10.9 million for the six months ended June 30, 2011 and 2010, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	June 30,	December 31,
	2011	2010
Credit Facilities:
Revolver	$21,850	$—
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	—	225,000
7.75% Senior Notes	475,000	—
Unamortized (discount) premium	1,991	(9,425)
Capital leases and other notes	66,165	58,284

	790,006	498,859
Less current portion	27,816	24,231

	$762,190	$474,628

7.125% Senior Notes due 2016
     On April 12, 2006, Basic issued $225.0 million of 7.125% Senior Notes due April 2016 (the “7.125% Senior Notes”) in a private placement. Proceeds from the sale of the 7.125% Senior Notes were used to retire the outstanding balance on Basic’s $90.0 million Term B Loan and to pay down approximately $96.0 million under Basic’s previous revolving credit facility. The 7.125% Senior Notes are unsecured. Under the terms of the sale of the 7.125% Senior Notes, Basic was required to take appropriate steps to offer to exchange other 7.125% Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement 7.125% Senior Notes. Basic completed the exchange offer for all of the 7.125% Senior Notes on October 16, 2006.
     Basic issued the 7.125% Senior Notes pursuant to an indenture, dated as of April 12, 2006, by and among Basic, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee (the “7.125% Senior Notes Indenture”). Interest on the 7.125% Senior Notes accrues at a rate of 7.125% per year. Interest payments on the 7.125% Senior Notes are due semi-annually, on April 15 and October 15.
     The 7.125% Senior Notes are redeemable at the option of Basic on or after April 15, 2011 at the specified redemption price as described in the 7.125% Senior Notes Indenture.
     Following a change of control, as defined in the 7.125% Senior Notes Indenture, Basic will be required to make an offer to repurchase all or any portion of the 7.125% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.
     The 7.125% Senior Notes Indenture contains covenants that, among other things, limit the ability of Basic and its restricted subsidiaries to incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the 7.125% Senior Notes Indenture. At June 30, 2011, Basic was in compliance with the restrictive covenants under the 7.125% Senior Notes Indenture.
     As part of the issuance of the above-mentioned 7.125% Senior Notes, Basic incurred debt issuance costs of approximately $4.6 million, which are being amortized to interest expense using the effective interest method over the term of the 7.125% Senior Notes.
     The 7.125% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of June 30, 2011, these three subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.
7.75% Senior Notes due 2019
     On February 15, 2011, Basic successfully completed the issuance and sale of $275.0 million and on June 13, 2011, Basic successfully completed the issuance and sale of an additional $200.0 million, for an aggregate principal amount of $475.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”). The 7.75% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 7.75% Senior Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.125% Senior Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 7.75% Senior Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefore.
     The 7.75% Senior Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).
     The purchase price for the $275.0 million of 7.75% Senior Notes issued on February 15, 2011 was 100.000% of their principal amount and the purchase price for the $200.0 million of 7.75% Senior Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. Basic received net proceeds from the issuance of the 7.75% Senior Notes of approximately $465.5 million after premiums and offering expenses. Basic used a portion of the net proceeds from the February 2011 offering to fund its tender offer and consent solicitation for its 11.625% Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer. Basic also intends to use a portion of the net proceeds from the June 2011 offering to fund the $180.0 million purchase price for the Maverick companies acquisition completed in July 2011 and for general corporate purposes.
     The 7.75% Senior Notes were issued pursuant to an indenture dated as of February 15, 2011 (the “7.75% Senior Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee . Interest on the 7.75% Senior Notes accrues from and including February 15, 2011 at a rate of 7.75% per year. Interest on the 7.75% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011. The 7.75% Senior Notes mature on February 15, 2019.
     The 7.75% Senior Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and sell assets or consolidate or merge with or into other companies. These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications set forth in the 7.75% Senior Notes Indenture. At June 30, 2011, Basic was in compliance with the restrictive covenants under the 7.75% Senior Notes Indenture.
     Basic may, at its option, redeem all or part of the 7.75% Senior Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.
     At any time before February 15, 2014, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the 7.75% Senior Notes issued under the 7.75% Senior Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 7.75% Senior Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:
•	at least 65% of the aggregate principal amount of the 7.75% Senior Notes issued under the 7.75% Senior Notes Indenture remains outstanding immediately after the occurrence of such redemption; and
•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

     In addition, at any time before February 15, 2015, Basic may redeem some or all of the 7.75% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.75% Senior Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.
     Following a change of control, as defined in the 7.75% Senior Notes Indenture, Basic will be required to make an offer to repurchase all or a portion of the Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
Revolving Credit Facility
     On February 15, 2011, in connection with the 7.75% Senior Notes offering, Basic entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2011, the non-guarantor subsidiaries held no assets and performed no operations.
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
     Basic had $21.9 million outstanding under the Credit Agreement as of June 30, 2011. At June 30, 2011, Basic was in compliance with its covenants under the Credit Agreement.
Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At June 30, 2011, Basic was in compliance with this covenant.
     Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2011	2010
Cash payments for interest	$18,630	$21,802
Commitment and other fees paid	438	9
Amortization of debt issuance costs and discount or premium on notes	1,213	1,699
Change in accrued interest	2,871	(73)
Other	32	5

	$23,184	$23,442

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
     During April 2011, Basic and certain officers received notice from the Travis County District Attorney of a pending investigation of a potential felony criminal case referred by Texas Parks & Wildlife and the Texas Environmental Enforcement Task Force, to be presented to a Travis County grand jury. The potential matter relates to a land farm owned by Basic located in Jefferson County, Texas. While Basic is currently responding to additional inquiries regarding the investigation and believes the investigation may also relate to alleged unlawful discharges, Basic has not been informed of any specific potential charges at this time. Basic does not believe it is probable or reasonably possible that this matter will result in any material adverse effect on its financial condition, results of operations or liquidity; however, there can be no assurance as to the ultimate outcome of this matter.
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
     At June 30, 2011 and December 31, 2010, self-insured risk accruals totaled approximately $16.8 million net of a $8,000 receivable for medical and dental coverage and $16.6 million net of a $164,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
     At June 30, 2011 and December 31, 2010, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
     During the year ended 2010, Basic issued 53,975 shares of common stock from treasury stock upon the exercise of stock options.
     In March 2010, Basic granted various employees 588,600 restricted shares of common stock which vest over a five-year period.
     In March 2010, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In February 2011, it was determined that 285,281 shares, or 150% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2010 through December 31, 2010, as compared to other members of a defined peer group. These restricted shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2012.
     In March 2011, Basic granted various employees 510,399 restricted shares of common stock that vest over a three-year period.
     During the six months ended June 30, 2011, Basic issued 390,750 shares of common stock from treasury stock for the exercise of stock options and 37,500 shares of newly-issued common stock for the exercise of stock options.
Treasury Stock
     Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 40,381 shares through net share settlements during 2010 and 76,077 shares through net share settlements during the first six months of 2011.
Preferred Stock
     At June 30, 2011 and December 31, 2010, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

8. Incentive Plan
     In May 2003, Basic’s board of directors and stockholders approved the Basic Energy Services, Inc. 2003 Incentive Plan (as amended effective May 24, 2011) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 8,350,000 shares. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.
     During the three months ended June 30, 2011 and 2010, compensation expense related to share-based arrangements was approximately $2.1 million and $1.4 million, respectively. For compensation expense recognized during the three months ended June 30, 2011 and 2010, Basic recognized a tax benefit of approximately $930,000 and $577,000, respectively. During the six months ended June 30, 2011 and 2010, compensation expense related to share-based arrangements was approximately $3.8 million and $2.6 million, respectively. For compensation expense recognized during the six months ended June 30, 2011 and 2010, Basic recognized a tax benefit of approximately $1.5 million and $962,000, respectively.
     As of June 30, 2011, there was approximately $20.0 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.86 years. The total fair value of share-based awards vested during the six months ended June 30, 2011 and 2010 was approximately $8.6 million and $3.8 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $2.8 million and $578,000 for the six months ended June 30, 2011 and 2010, respectively.
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
     The following table reflects the summary of stock options outstanding at June 30, 2011 and the changes during the six months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	1,414,450	$11.44
Options granted	—
Options forfeited	(5,000)	$6.98
Options exercised	(428,250)	$6.71
Options expired	(3,000)	$26.84

Outstanding, end of period	978,200	$13.49	3.67	$17,592

Exercisable, end of period	955,200	$13.27	3.62	$17,389

Vested or expected to vest, end of period	973,600	$13.44	3.66	$17,551

     The total intrinsic value of share options exercised during the six months ended June 30, 2011 and 2010 was approximately $8.3 million and $24,000, respectively.
     Cash received from share option exercises under the Plan was approximately $2.9 million and $58,000 for the six months ended June 30, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from options exercised was $3.0 million and $9,000 for the six months ended June 30, 2011 and 2010, respectively.
     Basic has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
Restricted Stock Awards
     On March 10, 2011, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2011 through December 31, 2011, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 148,683 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2013. As of June 30, 2011, Basic estimated that 129.2% of the target number of performance-based awards will be earned.
     A summary of the status of Basic’s non-vested share grants at June 30, 2011 and changes during the six months ended June 30, 2011 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,802,573	$11.06
Granted during period	702,931	19.49
Vested during period	(329,018)	13.45
Forfeited during period	(74,023)	12.65

Nonvested at end of period	2,102,463	$13.44

9. Related Party Transactions
     Basic had receivables from employees of approximately $44,000 and $42,000 as of June 30, 2011 and December 31, 2010, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold, or $5,000 per month.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$16,550	$(10,672)	$(1,943)	$(32,263)

Denominator:
Denominator for basic earnings (loss) per share	40,356,049	39,724,030	40,135,143	39,672,891

Stock options	422,110	—	—	—
Unvested restricted stock	557,505	—	—	—

Denominator for diluted earnings (loss) per share	41,335,664	39,724,030	40,135,143	39,672,891

Basic earnings (loss) per common share:	$0.41	$(0.27)	$(0.05)	$(0.81)

Diluted earnings (loss) per common share:	$0.40	$(0.27)	$(0.05)	$(0.81)

     Stock options and unvested shares of restricted stock of approximately 524,000 were excluded in the computation of diluted earnings per share for the three months ended June 30, 2010, as the effect would have been anti-dilutive due to the net loss in the period. Stock options and unvested shares of restricted stock of approximately 1,222,000 and 859,000, respectively, were excluded in the computation of diluted earnings per share for the six months ended June 30, 2011 and 2010, respectively, as the effect would have been anti-dilutive due to the net loss in each of these periods.
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
     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total
Three Months Ended June 30, 2011 (Unaudited)
Operating revenues	$121,807	$81,415	$83,881	$9,752	$—	$296,855
Direct operating costs	(68,827)	(51,688)	(57,409)	(7,393)	—	$(185,317)

Segment profits	$52,980	$29,727	$26,472	$2,359	$—	$111,538

Depreciation and amortization	$9,841	$10,359	$10,398	$2,326	$1,860	$34,784

Capital expenditures, (excluding acquisitions)	$12,638	$12,847	$11,633	$2,986	$2,327	$42,431

Three Months Ended June 30, 2010 (Unaudited)
Operating revenues	$61,533	$58,801	$49,529	$5,269	$—	$175,132
Direct operating costs	(37,660)	(43,425)	(36,734)	(3,725)	—	(121,544)

Segment profits	$23,873	$15,376	$12,795	$1,544	$—	$53,588

Depreciation and amortization	$8,121	$9,478	$12,562	$1,882	$2,207	$34,250

Capital expenditures, (excluding acquisitions)	$3,429	$4,013	$5,305	$795	$921	$14,463

Six Months Ended June 30, 2011 (Unaudited)
Operating revenues	$219,314	$153,760	$153,028	$16,807	$—	$542,909
Direct operating costs	(123,760)	(99,916)	(105,849)	(11,878)	—	$(341,403)

Segment profits	$95,554	$53,844	$47,179	$4,929	$—	$201,506

Depreciation and amortization	$17,909	$19,764	$22,351	$4,233	$3,507	$67,764

Capital expenditures, (excluding acquisitions)	$30,359	$33,503	$37,889	$7,176	$5,946	$114,873
Identifiable assets	$231,977	$195,403	$247,077	$70,245	$584,405	$1,329,107

Six Months Ended June 30, 2010 (Unaudited)
Operating revenues	$106,767	$110,948	$91,325	$9,058	$—	$318,098
Direct operating costs	(67,383)	(84,365)	(68,834)	(6,995)	—	$(227,577)

Segment profits	$39,384	$26,583	$22,491	$2,063	$—	$90,521

Depreciation and amortization	$15,952	$18,895	$24,703	$3,716	$4,082	$67,348

Capital expenditures, (excluding acquisitions)	$6,053	$7,170	$9,373	$1,410	$1,549	$25,555
Identifiable assets	$185,854	$183,971	$245,041	$39,624	$357,235	$1,011,725

     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010
Segment profits	$111,538	$53,588	$201,506	$90,521

General and administrative expenses	(34,138)	(26,820)	(65,479)	(51,897)
Depreciation and amortization	(34,784)	(34,250)	(67,764)	(67,348)
Gain (loss) on disposal of assets	(942)	(463)	763	(1,174)

Operating income (loss)	$41,674	$(7,945)	$69,026	$(29,898)

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2011	2010
	(In thousands)
Capital leases issued for equipment	$24,104	$6,691
Asset retirement obligation additions	$11	$12
     Basic paid no income taxes during the six months ended June 30, 2011 or for the same period in 2010. Basic paid interest of approximately $18.6 million and $21.8 million during the six months ended June 30, 2011 and 2010, respectively.
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
     Basic’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the six months ended June 30, 2011 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2010	$1,983

Additional asset retirement obligation	11
Accretion expense	65
Settlements	(57)

Balance, June 30, 2011	$2,002

14. Subsequent Events
     On July 7, 2011, Basic completed the acquisition of substantially all of the operating assets of Lone Star Anchor Trucking, Inc. for total cash consideration of $10.1 million. This acquisition will operate in Basic’s fluid services segment.
     On July 8, 2011, Basic completed the acquisition of the outstanding equity interests of the Maverick companies (“Maverick”) for total cash consideration of $180.0 million, net of working capital acquired. Maverick provides stimulation, coil tubing and thru-tubing services and will operate in Basic’s completion and remedial services segment.
     On July 15, 2011, Basic amended its existing revolving credit facility, increasing the available credit from $165.0 million to $225.0 million. No changes were made to the collateral, interest rates, or guarantors as part of this amendment.
     During July 2011, Basic received aggregate federal income tax refunds of approximately $80.1 million relating to Basic’s 2009 and 2010 tax returns.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
     We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in four separate acquisitions from January 1, 2010 to June 30, 2011. Our weighted average number of fluid service trucks increased from 791 in the first quarter of 2010 to 837 in the second quarter of 2011. Our weighted average number of well servicing rigs increased from 405 in the first quarter of 2010 to 412 in the second quarter of 2011. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):
Revenues:

	Six Months Ended June 30,
	2011		2010
Revenues:
Completion and remedial services	$219.3	41%	$106.8	33%
Fluid services	153.8	28%	110.9	35%
Well servicing	153.0	28%	91.3	29%
Contract drilling	16.8	3%	9.1	3%

Total revenues	$542.9	100%	$318.1	100%

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
     In the first half of 2009, utilization and pricing for our services declined due to low oil and natural gas prices. In the third quarter of 2009, oil prices began to increase and remained relatively stable through 2010. In the first half of 2011, oil prices have increased, primarily due to political instability in several oil producing countries. This trend in oil prices has caused utilization and pricing for our services to increase in our oil-based operating areas. Utilization and pricing for our services in our natural gas-based operating areas throughout 2010 and in the first half of 2011 have remained depressed due to low natural gas prices.
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
     We derive a significant portion of our revenues from services supporting production from existing oil and natural gas operations. Demand for these production-related services, including well servicing and fluid services, tends to remain relatively stable, even in moderate oil and natural gas price environments, as ongoing maintenance spending is required to sustain production. As oil and natural gas prices fluctuate, demand for all of our services changes correspondingly as our customers must balance maintenance and capital expenditures against their available cash flows. Because our services are required to support drilling and workover activities, we are also subject to changes in capital spending by our customers as oil and natural gas prices increase or decrease.
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
     We will continue to evaluate opportunities to expand our business through selective acquisitions and internal growth initiatives. In July of 2011 we acquired substantially all of the operating assets of Lone Star Anchor Trucking, Inc. and all of the outstanding equity interests of the Maverick companies. Our capital investment decisions are determined by an analysis of the projected return on capital employed for each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention.
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
     Platinum Pressure Services, Inc. and Admiral Well Service, Inc.
     On December 16, 2010, we acquired all of the outstanding stock of Platinum Pressure Services, Inc. (“Platinum”) and Admiral Well Service, Inc., a wholly owned subsidiary of Platinum, for total cash consideration of $39.9 million including working capital. This acquisition operates in our completion and remedial services and well servicing segments.
     During the first six months of 2011, we did not complete any material acquisitions.
Segment Overview
Completion and Remedial Services
     During the first six months of 2011, our completion and remedial services segment represented 41% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, cased-hole wireline services, snubbing and underbalanced drilling.
     Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 176,000 and 142,000 at June 30, 2011 and June 30, 2010, respectively.
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

     The following is an analysis of our completion and remedial services segment for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011 (dollars in thousands):

		Segment
	Revenues	Profits%
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
Third Quarter	$73,725	41%
Fourth Quarter	$80,944	43%
Full Year	$261,436	40%
2011:
First Quarter	$97,507	44%
Second Quarter	$121,807	44%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.
     The increase in completion and remedial services revenue to $121.8 million in the second quarter of 2011 from $97.5 million in the first quarter of 2011 as a result of improved pricing and expansion of our fleets. Segment profit percentage remained flat at 44% for both the second quarter of 2011 and the first quarter of 2011.
Fluid Services
     During the first six months of 2011, our fluid services segment represented 28% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011 (dollars in thousands):

	Weighted			Segment Profits
	Average Number of		Revenue Per	Per Fluid
	Fluid Service	Trucking	Fluid Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits%
2010:
First Quarter	791	431,700	$66	$14	22%
Second Quarter	797	468,600	$74	$19	26%
Third Quarter	789	475,200	$80	$20	25%
Fourth Quarter	782	476,100	$85	$27	31%
Full Year	790	1,851,600	$305	$80	26%
2011:
First Quarter	820	494,700	$88	$29	33%
Second Quarter	837	525,700	$97	$36	37%
     We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

     Revenue per fluid service truck increased by 10% to $97,000 in the second quarter of 2011 compared to $88,000 in the first quarter of 2011, primarily due to the increasing rates being charged to customers and higher utilization for trucking and frac tank rentals. Segment profit percentage increased to 37% in the second quarter of 2011 from 33% in the first quarter of 2011.
Well Servicing
     During the first six months of 2011, our well servicing segment represented 28% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet increased from a weighted average number of 405 rigs in the first quarter of 2010 to 412 in the second quarter of 2011.
     The following is an analysis of our well servicing operations for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
Third Quarter	404	159,400	55.2%	$319	$74	21%
Fourth Quarter	407	164,400	56.5%	$331	$90	24%
Full Year	405	613,400	53.0%	$319	$81	23%
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
Second Quarter	412	205,700	69.8%	$376	$122	32%
     We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.
     Rig utilization increased to 69.8% in the second quarter of 2011, compared to 62.7% in the first quarter of 2011. The increase was caused by improving economic conditions and increased oil prices that allowed our customers to increase spending. Our segment profit percentage increased slightly to 32% during the second quarter of 2011 from 30% during the first quarter of 2011.
Contract Drilling
     During the first six months of 2011, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of ten rigs during the second quarter of 2011 compared to a weighted average of six rigs in the first quarter of 2011, due to the purchase of four drilling rigs.

     The following is an analysis of our contract drilling segment for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011 and June 30, 2011:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2010:
First Quarter	9	420	$9,000	$1,200	14%
Second Quarter	9	527	$10,000	$2,900	29%
Third Quarter	9	523	$10,600	$2,700	26%
Fourth Quarter	6	536	$11,500	$3,800	33%
Full Year	8	2,006	$10,400	$2,800	27%
2011:
First Quarter	6	522	$13,500	$4,900	36%
Second Quarter	10	714	$13,700	$3,300	24%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.
     The increase in revenue per day to $13,700 in the second quarter of 2011 from $13,500 in the first quarter of 2011 was due primarily to improved pricing for our services. The decrease in segment profit percentage to 24% in the second quarter of 2011 from 36% in the first quarter of 2011 was due to costs associated with the start-up of four drilling rigs purchased in 2011.
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
Results of Operations
     The following is a comparison of our results of operations for the three months and six months ended June 30, 2011 compared to the three months and six months ended June 30, 2010, respectively. For additional segment-related information and trends, please read “— Segment Overview” above.
     Three Months Ended June 30, 2011 Compared to Three Months Ended June 30, 2010
     Revenues. Revenues increased by 70% to $296.9 million during the second quarter of 2011 from $175.1 million during the same period in 2010. This increase was primarily due to increased demand by our customers for our services, which resulted from higher commodity prices and drilling and well maintenance activity among our customers.
     Completion and remedial services revenues increased by 98% to $121.8 million during the second quarter of 2011 compared to $61.5 million in the same period in 2010. The increase in revenue between these periods was due to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. Total hydraulic horsepower increased to 176,000 at June 30, 2011 from 142,000 at June 30, 2010.
     Fluid services revenues increased by 38% to $81.4 million during the second quarter of 2011 compared to $58.8 million in the same period in 2010. Our revenue per fluid service truck increased 31% to $97,000 in the second quarter of 2011 compared to $74,000 in the same period in 2010, which reflects increases in both utilization and pricing for our services. Our weighted average number of fluid service trucks increased 5% to 837 during the second quarter of 2011 from 797 in the same period in 2010.
     Well servicing revenues increased by 69% to $83.9 million during the second quarter of 2011 compared to $49.5 million during the same period in 2010. The higher revenues were due to the 34% increase in rig hours to 205,700 during the second quarter of 2011 from 153,900 during the second quarter of 2010. There was also an increase in revenue per rig hour to $376 during the second quarter of 2011 from $316 during the second quarter of 2010. Our average number of well servicing rigs increased to 412 during the second quarter of 2011 compared to 404 in the same period in 2010, primarily due to the acquisition of Platinum Pressure Services, Inc. (“Platinum”) in the fourth quarter of 2010.

     Contract drilling revenues increased by 85% to $9.8 million during the second quarter of 2011 compared to $5.3 million in the same period in 2010. The number of rig operating days increased 35% to 714 in the second quarter of 2011 compared to 527 in the second quarter of 2010. This increase was due to the addition of four drilling rigs in the first six months of 2011 and an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, along with higher dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor , including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased by 53% to $185.3 million during the second quarter of 2011 from $121.5 million in the same period in 2010. This increase was primarily due to increased activity in each of our four business segments.
     Direct operating expenses for the completion and remedial services segment increased by 83% to $68.8 million during the second quarter of 2011 as compared to $37.7 million for the same period in 2010 due primarily to personnel and other costs associated with increased activity levels overall and in our pumping services line. Segment profits increased to 44% of revenues during the second quarter of 2011 compared to 39% for the same period in 2010, due to higher utilization and improved pricing for our services.
     Direct operating expenses for the fluid services segment increased by 19% to $51.7 million during the second quarter of 2011 as compared to $43.4 million for the same period in 2010, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 37% of revenues during the second quarter of 2011 compared to 26% for the same period in 2010 due to improved pricing for our services.
     Direct operating expenses for the well servicing segment increased by 56% to $57.4 million during the second quarter of 2011 as compared to $36.7 million for the same period in 2010. The increase in direct operating expenses was due to increased activity along with increased payroll, insurance and incentive compensation costs. Segment profits were 32% of revenues during the second quarter of 2011 compared to 26% for the same period in 2010 due to improved pricing and higher utilization for our services.
     Direct operating expenses for the contract drilling segment increased to $7.4 million during the second quarter of 2011 from $3.7 million for the same period in 2010. Segment profits for this segment decreased to 24% of revenues during the second quarter of 2011 compared to 29% for the same period in 2010, primarily due to costs associated with the start-up of four drilling rigs purchased in 2011.
     General and Administrative Expenses. General and administrative expenses increased by 27% to $34.1 million during the second quarter of 2011 from $26.8 million for the same period in 2010, due mainly to increased personnel costs, including payroll taxes and incentive compensation, and the full quarter effect of the general and administrative expense from the Platinum acquisition that was completed on December 16, 2010. General and administrative expenses included $2.1 million and $1.4 million of stock-based compensation expense during the second quarter of 2011 and 2010, respectively.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $34.8 million during the second quarter of 2011 as compared to $34.3 million for the same period in 2010.
     Interest Expense. Interest expense remained flat at $11.8 million for both the second quarter of 2011 and the same period in 2010.
     Income Tax Expense. There was income tax expense of $13.4 million during the second quarter of 2011 as compared to an income tax benefit of $7.1 million for the same period in 2010. Our effective tax rate during the second quarter of 2011 and 2010 was approximately 45% and 40%, respectively.
Six Months Ended June 30, 2011 Compared to Six Months Ended June 30, 2010
     Revenues. Revenues increased by 71% to $542.9 million during the first six months of 2011 from $318.1 million during the same period in 2010. This increase was primarily due to increased expenditures by our customers for our services.
     Completion and remedial services revenues increased by 105% to $219.3 million during the first six months of 2011 compared to $106.8 million in the same period in 2010. The increase in revenue between these periods was due primarily to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. The increased revenues also reflect the impact of our Platinum business acquired in December 2010. Total hydraulic horsepower increased to 176,000 at June 30, 2011 from 142,000 at June 30, 2010.

     Fluid services revenues increased by 39% to $153.7 million during the first six months of 2011 compared to $110.9 million in the same period in 2010. Our weighted average number of fluid service trucks increased by 4% to 828 during the first six months of 2011 from 794 in the same period in 2010, and our revenue per fluid service truck increased to $186,000 in the first six months of 2010 compared to $140,000 in the same period in 2010, which reflects the increase in utilization and pricing for these services.
     Well servicing revenues increased by 68% to $153.0 million during the first six months of 2011 compared to $91.3 million during the same period in 2010. This increase was due to the 35% increase in rig hours to 390,400 during the first six months of 2011 from 289,600 during the same period in 2010. Revenue per rig hour increased 17% to $366 during the first six months of 2011 from $312 during the first six months of 2010, due to increased pricing and activity for our services. Our average number of well servicing rigs increased to 412 during the first six months of 2011 compared to 405 in the same period in 2010.
     Contract drilling revenues increased by 86% to $16.8 million during the first six months of 2011 compared to $9.1 million in the same period in 2010. The number of rig operating days increased to 1,236 in the first six months of 2011 compared to 947 in the first six months of 2010. This increase was due to the addition of four drilling rigs in the first six months of 2011 and increases in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, along with higher day rates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 50% to $341.4 million during the first six months of 2011 from $227.6 million in the same period in 2010. This increase was primarily due to the increased activity in each of our four business segments.
     Direct operating expenses for the completion and remedial services segment increased by 84% to $123.8 million during the first six months of 2011 as compared to $67.4 million for the same period in 2010, due primarily to increased activity levels. Segment profits increased to 44% of revenues during the first six months of 2011 compared to 37% for the same period in 2010, due to higher utilization of our services and improved pricing for our services.
     Direct operating expenses for the fluid services segment increased by 18% to $99.9 million during the first six months of 2011 as compared to $84.4 million for the same period in 2010. Segment profits were 35% of revenues during the first six months of 2011 compared to 24% for the same period in 2010, primarily due to increases in pricing along with increased activity levels.
     Direct operating expenses for the well servicing segment increased by 54% to $105.8 million during the first six months of 2011 as compared to $68.8 million for the same period in 2010, while rig hours increased 35% to 390,400 in the first six months of 2011 from 289,600 for the same period in 2010. The increase in direct operating expenses is primarily due to the increase in rig hours. Segment profits were higher at 31% of revenues during the first six months of 2011 compared to 25% for the same period in 2010.
     Direct operating expenses for the contract drilling segment increased by 70% to $11.9 million during the first six months of 2011 as compared to $7.0 million for the same period in 2010. Segment profits for this segment were 29% of revenues during the first six months of 2011 compared to 23% for the same period in 2010, mainly due to increases in pricing for our services.
     General and Administrative Expenses. General and administrative expenses increased by 26% to $65.5 million during the first six months of 2011 from $51.9 million for the same period in 2010, which included $3.8 million and $2.6 million in stock-based compensation expense during the first six months of 2011 and 2010, respectively. The increase was primarily due to increased personnel costs, including payroll taxes, and the full six-month effect of the general and administrative expense from the Platinum acquisition that was completed on December 16, 2010.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $67.8 million during the first six months of 2011 as compared to $67.3 million for the same period in 2010, reflecting the increase in the size of and investment in our asset base.
     Interest Expense. Interest expense remained flat at $23.2 million during the first six months of 2011 compared to $23.4 million for the same period in 2010.
     Income Tax Expense. There was an income tax benefit of $1.3 million during the first six months of 2011 as compared to an income tax benefit of $19.1 million for the same period in 2010. Our effective tax rate during the first six months of 2011 and 2010 was approximately 40% and 37%, respectively.
Liquidity and Capital Resources
     As of June 30, 2011, our primary capital resources were net proceeds from our 7.75% Senior Notes offerings, net cash flows from our operations, utilization of capital leases and our $165.0 million revolving credit facility. As of June 30, 2011, we had unrestricted cash and cash equivalents of $220.9 million compared to $47.9 million as of December 31, 2010. This increase was due in part to the issuance of $200.0 million of 7.75% notes in June 2011. We used $180.0 million of these proceeds to acquire the Maverick group of companies on July 8, 2011. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash provided by operating activities was $55.6 million for the six months ended June 30, 2011 as compared to cash used in operating activities of $1.6 million during the same period in 2010. Operating cash flow in the first six months of 2011 was higher mainly due to the increase in profitability due to higher revenues offset by the increase in accounts receivable.
Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2011 were $114.9 million as compared to $35.9 million in the same period of 2010. We added $24.1 million of additional assets through our capital lease program during the first six months of 2011 compared to $6.7 million of additional assets in the same period in 2010.
     For 2011, we now plan to spend at least $183 million for capital expenditures, including amounts spent to purchase four drilling rigs, of which $130 million will be paid for through operating cash flow and existing cash balances and the remainder through capital leases. Based on our view of short-term operating conditions, our capital expenditure program may be increased or decreased accordingly. The foregoing budget excludes acquisitions of other businesses. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.
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
7.125% Senior Notes due 2016
     In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “7.125% Senior Notes”). The 7.125% Senior Notes were jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). As of June 30, 2011, these three subsidiaries held no assets and performed no operations. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
     We issued the 7.125% Senior Notes pursuant to an indenture, dated as of April 12, 2006, by and among us, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee (the “7.125% Senior Notes Indenture”).
     Interest on the 7.125% Senior Notes accrues at a rate of 7.125% per year. Interest on the 7.125% Senior Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year. The 7.125% Senior Notes mature on April 15, 2016. The 7.125% Senior Notes and the guarantees are unsecured and rank equally with all of our and the guarantors’ existing and future unsecured and unsubordinated obligations. The 7.125% Senior Notes and the guarantees rank senior in right of payment to any of our and the guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 7.125% Senior Notes and the guarantees. The 7.125% Senior Notes and the guarantees are effectively subordinated to our and the guarantors’ secured obligations to the extent of the value of the assets securing such obligations.
     The 7.125% Senior Notes Indenture contains covenants that limit our ability and the ability of certain of our subsidiaries to:
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
     Upon an Event of Default (as defined in the 7.125% Senior Notes Indenture), the trustee or the holders of at least 25% in aggregate principal amount of the 7.125% Senior Notes then outstanding may declare all of the amounts outstanding under the 7.125% Senior Notes to be due and payable immediately.
     We may, at our option, redeem all or part of the 7.125% Senior Notes, at any time on or after April 15, 2011 at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest, if any, to the date of redemption.
     Following a change of control, as defined in the 7.125% Senior Notes Indenture, we will be required to make an offer to repurchase all or any portion of the 7.125% Senior Notes at a purchase price of 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
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
     On February 1, 2011, Basic announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the Senior Secured Notes. On February 15, 2011, Basic completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. The tender offer expired on March 2, 2011, and as of June 30, 2011, all obligations of Basic under the Senior Secured Notes Indenture have been satisfied and no Senior Secured Notes remain outstanding.
7.75% Senior Notes due 2019
     On February 15, 2011, we successfully completed the issuance and sale of $275.0 million and on June 13, 2011, we successfully completed the issuance and sale of an additional $200.0 million, for an aggregate principal amount of $475.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”). The 7.75% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 7.75% Senior Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.125% Senior Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 7.75% Senior Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.
     The 7.75% Senior Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. The purchase price for the $275.0 million of 7.75% Senior Notes issued on February 15, 2011 and guarantees was 100.000% of their principal amount and the purchase price for the $200.0 million of 7.75% Senior Notes issued on June 13, 2011 and guarantees was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 7.75% Senior Notes of approximately $465.5 million after premiums and offering expenses. We used a portion of the net proceeds from the offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer. We also used a portion of the net proceeds from this offering to fund the $180.0 million purchase price for our Maverick companies acquisition completed in July 2011 and for general corporate purposes.
     The 7.75% Senior Notes and the guarantees were issued pursuant to an indenture dated as of February 15, 2011 (the “7.75% Senior Notes Indenture”), by and among us, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 7.75% Senior Notes accrues from and including February 15, 2011 at a rate of 7.75% per year. Interest on the 7.75% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2011. The 7.75% Senior Notes mature on February 15, 2019.
     The 7.75% Senior Notes Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:
•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us; and

•	sell assets or consolidate or merge with or into other companies.
     These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications.
     Additionally, during any period of time that the 7.75% Senior Notes have a Moody’s rating of Baa3 or higher or an Standard & Poor’s rating of BBB- or higher and no default has occurred and is then continuing, certain of the restrictive covenants contained in the 7.75% Senior Notes Indenture will cease to apply.
     We may, at our option, redeem all or part of the 7.75% Senior Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.
     At any time before February 15, 2014, we, at our option, may redeem up to 35% of the aggregate principal amount of the 7.75% Senior Notes issued under the 7.75% Senior Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 7.75% Senior Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:
•	at least 65% of the aggregate principal amount of the 7.75% Senior Notes issued under the 7.75% Senior Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.
     In addition, at any time before February 15, 2015, we may redeem some or all of 7.75% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.75% Senior Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.
     Following a change of control, as defined in the 7.75% Senior Notes Indenture, Basic will be required to make an offer to repurchase all or a portion of the 7.75% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
New Revolving Credit Facility
     On February 15, 2011, in connection with the initial offering of 7.75% Senior Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2011, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million.
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
     We had $21.9 million outstanding under the Credit Agreement as of June 30, 2011. At June 30, 2011, we were in compliance with our covenants under the Credit Agreement.
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of June 30, 2011, we had total capital leases of approximately $66.2 million.

Preferred Stock
     At June 30, 2011 and December 31, 2010, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
     As of June 30, 2011, we had approximately $41.6 million of net operating loss carryforwards.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of June 30, 2011, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
PART II — OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
     From time to time, Basic is a party to litigation or other legal proceedings that Basic considers to be a part of the ordinary course of business. Basic is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in note 6 of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
     For information regarding risks that may affect our business, see the risk factors included in our most recent annual report on Form 10-K under the heading “Risk Factors.”
     In addition to the risk factors disclosed in our Form 10-K, the following are additional risk factors that should be considered in connection with our business:
Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our well servicing activities and could adversely affect our financial position, results of operations and cash flows.
     We provide hydraulic fracturing services to our customers. Hydraulic fracturing is a commonly used process that involves injection of water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control (“UIC”) provisions of the federal Safe Drinking Water Act (“SDWA”) to exclude certain hydraulic fracturing practices from the definition of “underground injection”. The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and has begun the process of drafting guidance relating to such practices. In addition, repeal of the SDWA exclusion of hydraulic fracturing has been advocated by certain advocacy organizations and others in the public. In March 2011, companion bills entitled the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act were reintroduced in the United States Senate and House of Representatives. These bills, which are currently under consideration by Congress, would repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate new regulations and permitting requirements for hydraulic fracturing, and would require the disclosure of the chemical constituents of hydraulic fracturing fluids to a regulatory agency, which would make the information public via the internet. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing, the initial results of which are expected to be available by late 2012 and the final results of which are expected in 2014. The U.S. Department of the Interior has also announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.
     In 2010, a committee of the U.S. House of Representatives undertook investigations into hydraulic fracturing practices involving the use of diesel fuel in hydraulic fracturing fluids, including requesting information from various field services companies including us. We responded to that request and have received no further communication from the committee with regard to that investigation. However, on January 31, 2011, Representative Henry Waxman and other members of Congress wrote to the EPA asserting that various companies, including us, had engaged in hydraulic fracturing operations requiring a permit without obtaining such a permit. We have no knowledge as to whether or how the EPA will respond to that letter.
     Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations or ordinances restricting or increasing the costs of hydraulic fracturing could potentially increase our costs of operations and cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our well servicing activities, any or all of which could adversely affect our financial position, results of operations and cash flows.
Potential listing of species as “endangered” under the federal Endangered Species Act could result in increased costs and new operating restrictions or delays on our oil and natural gas exploration and production customers, which could adversely reduce the amount of contract drilling services that we provide to such customers.
     The federal Endangered Species Act, referred to as the “ESA,” and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. For instance, the Sand Dune Lizard, referred to as “Lizard,” a small lizard found in southeastern New Mexico and west Texas, an area where we provide a significant level of contract drilling services to oil and natural gas exploration and production operators, was proposed for listing as an endangered species under the ESA in December 2010 by the U.S. Fish & Wildlife Service, also referred to as the “FWS”. The lesser prairie chicken, sage grouse and certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.
We are subject to environmental, health and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.
     Our operations are subject to federal, regional, state and local laws and regulations relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities, the imposition of substantial liabilities for pollution resulting from our operations and the application of specific health and safety criteria addressing worker protection. Failure to comply with these laws and regulations could result in investigations such as the investigation described in note 6 of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q, restrictions or orders suspending well operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended June 30, 2011:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share	Announced Program	the Program
April 1 — April 30	590	$24.76	—	$—
May 1 — May 31	1,129	$27.52	—	$—
June 1 — June 30	—	$—	—	$—
Total	1,719	$26.57	—	$—

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.11*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.12*	Registration Rights Agreement dated as of February 15, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*	Registration Rights Agreement dated as of June 13, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 13, 2011)

10.1*	First Amendment to Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on June 1, 2011)

10.2*	Amendment No. 1 to Credit Agreement, dated as of June 7, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 7, 2011)

10.3*	Amendment No. 2 to Credit Agreement, dated as of July 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.4*	Purchase and Sale Agreement dated as of July 6, 2011, by and among Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, MCM Holdings, LLC, Maverick Thru-Tubing, LLC, The Maverick Companies, LLC, Maverick Solutions, LLC, MSM Leasing, LLC and the sellers listed therein and Basic Energy Services, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 11, 2011)

Exhibit
No.	Description
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference

#	Filed with this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By :	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: July 25, 2011

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

Exhibit
No.	Description
4.11*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.12*	Registration Rights Agreement dated as of February 15, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*	Registration Rights Agreement dated as of June 13, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 13, 2011)

10.1*	First Amendment to Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on June 1, 2011)

10.2*	Amendment No. 1 to Credit Agreement, dated as of June 7, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 7, 2011)

10.3*	Amendment No. 2 to Credit Agreement, dated as of July 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.4*	Purchase and Sale Agreement dated as of July 6, 2011, by and among Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, MCM Holdings, LLC, Maverick Thru-Tubing, LLC, The Maverick Companies, LLC, Maverick Solutions, LLC, MSM Leasing, LLC and the sellers listed therein and Basic Energy Services, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 11, 2011)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference

#	Filed with this report