Form 10-Q
period 2011-09-30
BASIC ENERGY SERVICES INC
filed 2011-10-25
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     42,495,611 shares of the registrant’s Common Stock were outstanding as of October 18, 2011.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30,	December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$71,612	$47,918
Trade accounts receivable, net of allowance of $2,009 and $3,078, respectively	240,488	150,364
Accounts receivable — related parties	57	42
Income tax receivable	305	79,480
Inventories	30,579	21,556
Prepaid expenses	7,965	5,425
Other current assets	4,008	18,193
Deferred tax assets	28,148	8,290

Total current assets	383,162	331,268

Property and equipment, net	834,185	625,702

Deferred debt costs, net of amortization	16,668	6,835
Goodwill	80,793	16,150
Other intangible assets, net of amortization	73,884	45,833
Other assets	7,709	4,025

Total assets	$1,396,401	$1,029,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$55,378	$40,477
Accrued expenses	61,134	51,237
Current portion of long-term debt	31,621	24,231
Other current liabilities	3,743	3,309

Total current liabilities	151,876	119,254

Long-term debt, net of discount or premium on notes of $1,942 and $9,425, respectively	742,054	474,628
Deferred tax liabilities	151,523	123,393
Other long-term liabilities	10,990	10,615
Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2011 and December 31, 2010, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,517,309 shares issued, and 42,500,161 shares outstanding at September 30, 2011; 42,394,809 shares issued, and 41,310,447 shares outstanding at December 31, 2010.	425	424
Additional paid-in capital	348,384	335,927
Accumulated deficit	(8,851)	(27,544)
Treasury stock, at cost, 17,148 and 1,084,362 shares at September 30, 2011 and December 31, 2010, respectively	—	(6,884)

Total stockholders’ equity	339,958	301,923

Total liabilities and stockholders’ equity	$1,396,401	$1,029,813

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations and Comprehensive Income
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$157,121	$73,725	$376,435	$180,492
Fluid services	87,444	63,451	241,204	174,399
Well servicing	89,710	54,538	242,738	145,863
Contract drilling	11,712	5,547	28,519	14,605

Total revenues	345,987	197,261	888,896	515,359

Expenses:
Completion and remedial services	84,470	43,180	208,230	110,563
Fluid services	54,731	47,790	154,647	132,155
Well servicing	62,167	43,112	168,016	111,946
Contract drilling	7,972	4,128	19,850	11,123
General and administrative, including stock-based compensation of $2,162 and $1,461 in three months ended September 30, 2011 and 2010, and $5,920 and $4,050 in the nine months ended September 30, 2011 and 2010, respectively	38,049	27,020	103,528	78,917
Depreciation and amortization	41,348	33,971	109,112	101,319
(Gain) loss on disposal of assets	65	560	(698)	1,734

Total expenses	288,802	199,761	762,685	547,757

Operating income (loss)	57,185	(2,500)	126,211	(32,398)

Other income (expense):
Interest expense	(15,397)	(11,858)	(38,581)	(35,300)
Interest income	1,538	12	1,566	62
Gain on bargain purchase	—	—	—	1,772
Loss on early extinguishment of debt	—	—	(49,366)	—
Other income (expense)	183	178	442	370

Income (loss) from continuing operations before income taxes	43,509	(14,168)	40,272	(65,494)

Income tax benefit (expense)	(16,914)	4,836	(15,620)	23,899

Net income (loss)	$26,595	$(9,332)	$24,652	$(41,595)

Earnings per share of common stock:
Basic	$0.66	$(0.23)	$0.61	$(1.05)

Diluted	$0.64	$(0.23)	$0.59	$(1.05)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance — December 31, 2010	42,394,809	$424	$335,927	$(6,884)	$(27,544)	$301,923

Issuances of restricted stock	—	—	(32)	5,783	(5,751)	—
Amortization of share-based compensation	—	—	5,920	—	—	5,920
Purchase of treasury stock	—	—	—	(1,872)	—	(1,872)
Exercise of stock options / vesting of restricted stock	122,500	1	6,569	2,973	(208)	9,335
Net income	—	—	—	—	24,652	24,652

Balance — September 30, 2011 (unaudited)	42,517,309	$425	$348,384	$—	$(8,851)	$339,958

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Nine Months Ended September 30,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$24,652	$(41,595)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	109,112	101,319
Gain on bargain purchase	—	(1,772)
Accretion on asset retirement obligation	99	120
Change in allowance for doubtful accounts	(1,069)	(1,193)
Amortization of deferred financing costs	1,653	1,153
Amortization of discount or premium on notes	6,436	1,428
Non-cash compensation	5,920	4,050
Loss on early extinguishment of debt (non-cash)	3,940	—
Premium on retirement of 11.625% senior secured notes	36,179	—
(Gain) loss on disposal of assets	(698)	1,734
Deferred income taxes	9,574	(3,930)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	(75,602)	(43,714)
Inventories	(7,673)	(1,809)
Prepaid expenses and other current assets	1,465	3,870
Other assets	(3,220)	(980)
Accounts payable	10,712	10,847
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	(5,034)	373
Income tax payable	84,209	(19,171)
Other liabilities	(6,958)	1,490
Accrued expenses	8,811	14,948

Net cash provided by operating activities	202,508	27,168

Cash flows from investing activities:
Purchase of property and equipment	(167,114)	(43,603)
Proceeds from sale of assets	19,194	1,962
Payments for other long-term assets	(462)	(521)
Payments for businesses, net of cash acquired	(215,948)	(10,312)

Net cash used in investing activities	(364,330)	(52,474)

Cash flows from financing activities:
Proceeds from debt	498,850	—
Payments of debt	(269,192)	(20,556)
Premium on retirement of 11.625% senior secured notes	(36,179)	—
Purchase of treasury stock	(1,872)	(341)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	5,034	(373)
Tax withholding from exercise of stock options	(3,017)	(9)
Exercise of employee stock options	7,318	87
Deferred loan costs and other financing activities	(15,426)	(233)

Net cash provided by (used in) financing activities	185,516	(21,425)

Net increase (decrease) in cash and equivalents	23,694	(46,731)

Cash and cash equivalents — beginning of period	47,918	125,357

Cash and cash equivalents — end of period	$71,612	$78,626

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2011 (unaudited)
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

Revenue Recognition
     Completion and Remedial Services — Completion and remedial services consists primarily of pumping services, focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, snubbing units, water treatment, thru-tubing and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair value of the services.
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
     Deferred debt costs were approximately $20.6 million net of accumulated amortization of $3.9 million, and $10.7 million net of accumulated amortization of $3.9 million at September 30, 2011 and December 31, 2010, respectively. Amortization of deferred debt costs totaled approximately $685,000 and $392,000 for the three months ended September 30, 2011 and 2010, respectively. Amortization of deferred debt costs totaled approximately $1.7 million and $1.2 million for the nine months ended September 30, 2011 and 2010, respectively.
     Basic recorded a charge of $3.9 million during the first quarter of 2011 related to the write-off of debt costs associated with its 11.625% Senior Secured Notes and $30.0 million revolving credit facility. On February 15, 2011, Basic terminated the revolving credit facility and completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. Basic also incurred $3.2 million of deferred debt costs associated with the $165.0 million revolving credit facility entered into on February 15, 2011. Basic incurred $12.2 million of deferred debt costs associated with the issuance of the 7.75% Senior Notes due 2019.
Goodwill and Other Intangible Assets
     Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment December 31 of each year.
     Basic had trade names of $1.9 million as of September 30, 2011 and $1.8 million at December 31, 2010. Trade names have an indefinite life and are tested for impairment annually.
     Additions to goodwill during the nine months ended September 30, 2011 are primarily due to the purchase price allocations for acquisitions completed during the third quarter of 2011. These purchase price allocations are preliminary and subject to change. The changes in the carrying amount of goodwill for the nine months ended September 30, 2011 are as follows (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract
	Services	Services	Servicing	Drilling	Total
Balance as of December 31, 2010	$10,771	$488	$4,891	$—	$16,150
Goodwill additions	60,350	2,637	1,656	—	64,643

Balance as of September 30, 2011	$71,121	$3,125	$6,547	$—	$80,793
     Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $73.0 million at September 30, 2011 and $48.0 million at December 31, 2010. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $10.5 million and $4.9 million at September 30, 2011 and December 31, 2010, respectively. The gross carrying amount of other intangible assets subject to amortization was $1.1 million and $746,000 at September 30, 2011 and December 31, 2010, respectively. Accumulated amortization related to these intangible assets totaled approximately $12.7 million and $9.6 million at September 30, 2011 and December 31, 2010, respectively. Amortization expense for the three months ended September 30, 2011 and 2010 was approximately $1.8 million and $867,000, respectively. Amortization expense for the nine months ended September 30, 2011 and 2010 was approximately $3.9 million and $2.6 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of September 30, 2011 were $56.9 million, $3.8 million, $6.5 million and $4.7 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.
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
     Basic did not have any one customer that represented 10% or more of consolidated revenue during the three months or nine months ended September 30, 2011 or 2010.
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

Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update was adopted by Basic on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which were adopted on January 1, 2011. This update did not change the techniques Basic uses to measure fair value and has not had a material impact on its consolidated financial statements.
     In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.
     In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. This update is expected to change the process Basic uses to determine if goodwill is impaired but is not expected to have a material impact on its consolidated financial statements.
3. Acquisitions
     In 2010 and during the first nine months of 2011, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values at the date of acquisition, except for the Rocky Mountain Cementers, Inc., New Tech Systems, Inc., and Taylor Rig, LLC acquisitions whose values are final (in thousands):

		Total Cash Paid (net of cash
	Closing Date	acquired)
Rocky Mountain Cementers, Inc.	March 1, 2010	$687
New Tech Systems, Inc	April 20, 2010	$900
Taylor Rig, LLC	May 3, 2010	$8,734
Platinum Pressure Services, Inc. and Admiral Well Service, Inc.	December 16, 2010	$39,942

Total 2010		$50,263

Lone Star Anchor Trucking, Inc.	July 7, 2011	$10,102
Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing, LLC (“Maverick”)	July 8, 2011	$183,851
Pat’s P&A, Inc.	August 1, 2011	$10,900
CryoGas Services LLP	September 8, 2011	$11,085

Total 2011		$215,938

     The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of Maverick in July 2011 has been deemed significant and is discussed below in further detail. The pro forma effect of the remainder of the acquisitions completed in 2010 or completed in the first nine months of 2011 are not material, either individually or when aggregated, to the reported results of operations.
     Maverick
     On July 8, 2011, Basic acquired all of the equity interests of Maverick. The results of Maverick’s operations have been included in the financial statements since that date. The amount of revenue included in the consolidated statement of operations since the date of acquisition was $27.7 million. The aggregate purchase price was approximately $186.0 million in cash.

This acquisition allowed us to expand our stimulation, coiled tubing, and thru-tubing business in Colorado, New Mexico, Utah, and Oklahoma. This acquisition also allowed us to enter the water treatment business. Maverick operates in Basic’s completion and remedial segment. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for Maverick (in thousands):

Current Assets	$17,212
Property and Equipment	98,783
Other Intangible Assets (1)	26,980
Goodwill (2)	55,252
Other Non-Current Assets	464

Total Assets Acquired	$198,691

Current Liabilities	$12,701

Total Liabilities Assumed	$12,701

Net Assets Acquired	$185,990

(1)	Other intangible assets consists of customer relationship of $20.1 million, amortizable over 15 years, non-compete agreements of $6.3 million, amortizable over five years, intellectual property of $380,000, amortizable over 15 years, and trade name of $170,000 with an indefinite life.

(2)	Goodwill is primarily attributable to operational and cost synergies expected to be realized from the acquisition by integrating Maverick’s equipment and assembled workforce. All of the goodwill is expected to be deductible for tax purposes.
     The following unaudited proforma results of operations have been prepared as though the Maverick acquisition had been completed on January 1, 2010. Proforma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Nine Months Ended September 30,
	2011	2010
Revenues	$944,277	$552,489
Net income	$27,641	$(48,754)

Earnings per common share — basic	$0.69	$(1.23)
Earnings per common share — diluted	$0.67	$(1.23)
     In preparing the proforma financials, Basic added $9.1 million of depreciation for the nine months ended September 30, 2010 and $8.1 million of depreciation for the nine months ended September 30, 2011. Amortization expense, for the amortization of intangible assets, of $2.0 million and $1.3 million was included for the nine months ended September 30, 2010 and the nine months ended September 30, 2011, respectively. Interest expense of $10.7 million and $6.4 million was included for the nine months ended September 30, 2010 and the nine months ended September 30, 2011, respectively.
Contingent Earn-out Arrangements and Purchase Price Allocations
     Contingent earn-out arrangements are generally arrangements entered into on certain acquisitions to encourage the owner/manager to continue operating and building the business after the purchase transaction. The contingent earn-out arrangements of the related acquisitions are generally linked to certain financial measures and performance of the assets acquired in the various acquisitions. For acquisitions that occurred prior to January 1, 2009, all amounts paid or reasonably accrued for related to the contingent earn-out payments are reflected as increases to the goodwill associated with the acquisition or compensation expense depending on the terms and conditions of the earn-out arrangement. For any acquisition that occurred on or after January 1, 2009, the contingent earn-out is measured at fair value at the date of acquisition and any adjustments to that fair value are recorded through the statement of operations.

4. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Land	$8,478	$5,361
Buildings and improvements	43,280	32,047
Well service units and equipment	441,260	416,015
Fluid services equipment	167,313	148,989
Brine and fresh water stations	12,386	10,969
Frac/test tanks	238,129	151,379
Pressure pumping equipment	248,073	171,892
Construction equipment	28,890	27,799
Contract drilling equipment	75,972	44,181
Disposal facilities	77,070	66,388
Vehicles	52,741	39,844
Rental equipment	48,873	43,502
Aircraft	4,251	4,251
Software	23,595	22,296
Other	13,700	7,345

	1,484,011	1,192,258

Less accumulated depreciation and amortization	649,826	566,556

Property and equipment, net	$834,185	$625,702

     Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Light vehicles	$33,404	$25,800
Well service units and equipment	1,551	1,791
Fluid services equipment	78,286	65,874
Pressure pumping equipment	23,161	18,293
Construction equipment	1,341	1,269
Software	15,548	15,548
Other	487	244

	153,778	128,819

Less accumulated amortization	62,550	56,087

	$91,228	$72,732

     Amortization of assets held under capital leases of approximately $5.7 million and $5.4 million for the three months ended September 30, 2011 and 2010, respectively, and $15.9 million and $16.3 million for the nine months ended September 30, 2011 and 2010, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.
5. Long-Term Debt
     Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	—	225,000
7.75% Senior Notes	475,000	—
Unamortized (discount) premium	1,942	(9,425)
Capital leases and other notes	71,733	58,284

	773,675	498,859
Less current portion	31,621	24,231

	$742,054	$474,628

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
     The 7.125% Senior Notes are redeemable at the option of Basic at the specified redemption price as described in the 7.125% Senior Notes Indenture.
     Following a change of control, as defined in the 7.125% Senior Notes Indenture, Basic will be required to make an offer to repurchase all or any portion of the 7.125% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.
     The 7.125% Senior Notes Indenture contains covenants that, among other things, limit the ability of Basic and its restricted subsidiaries to incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the 7.125% Senior Notes Indenture. At September 30, 2011, Basic was in compliance with the restrictive covenants under the 7.125% Senior Notes Indenture.
     As part of the issuance of the above-mentioned 7.125% Senior Notes, Basic incurred debt issuance costs of approximately $5.2 million, which are being amortized to interest expense using the effective interest method over the term of the 7.125% Senior Notes.
     The 7.125% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of September 30, 2011, these three subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.
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
     The purchase price for the $275.0 million of 7.75% Senior Notes issued on February 15, 2011 was 100.000% of their principal amount and the purchase price for the $200.0 million of 7.75% Senior Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. Basic received net proceeds from the issuance of the 7.75% Senior Notes of approximately $464.8 million after premiums and offering expenses. Basic used a portion of the net proceeds from the February 2011 offering to fund its tender offer and consent solicitation for its 11.625% Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer. Basic used a portion of the net proceeds from the June 2011 offering to fund the $186.0 million purchase price for the Maverick companies acquisition completed in July 2011 and for general corporate purposes.
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
     The 7.75% Senior Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and sell assets or consolidate or merge with or into other companies. These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications set forth in the 7.75% Senior Notes Indenture. At September 30, 2011, Basic was in compliance with the restrictive covenants under the 7.75% Senior Notes Indenture.
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
Revolving Credit Facility
     On February 15, 2011, in connection with the 7.75% Senior Notes offering, Basic entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase its total credit available from $165.0 million to $225.0 million. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related

Security Agreement (the “Security Agreement”). As of September 30, 2011, the non-guarantor subsidiaries held no assets and performed no operations.
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
     Basic had no amounts outstanding under the Credit Agreement as of September 30, 2011. At September 30, 2011, Basic was in compliance with its covenants under the Credit Agreement.

Other Debt
     Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At September 30, 2011, Basic was in compliance with this covenant.
     Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2011	2010
Cash payments for interest	$38,045	$35,295
Commitment and other fees paid	775	14
Amortization of debt issuance costs and discount or premium on notes	1,849	2,583
Change in accrued interest	(2,129)	(2,603)
Other	41	11

	$38,581	$35,300

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
     During April 2011, Basic received notice from the Travis County District Attorney of a pending investigation of a potential felony criminal case referred by Texas Parks & Wildlife and the Texas Environmental Enforcement Task Force, to be presented to a Travis County grand jury. The potential matter relates to a land farm owned by Basic located in Jefferson County, Texas. While Basic is currently responding to additional inquiries regarding the investigation and believes the investigation may also relate to alleged unlawful discharges, Basic has not been informed of any specific potential charges at this time. Basic does not believe it is probable or reasonably possible that this matter will result in any material adverse effect on its financial condition, results of operations or liquidity; however, there can be no assurance as to the ultimate outcome of this matter.
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

Self-Insured Risk Accruals
     Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $750,000, $750,000, and $250,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.
     At September 30, 2011 and December 31, 2010, self-insured risk accruals totaled approximately $17.8 million net of a $9,000 receivable for medical and dental coverage and $16.6 million net of a $164,000 receivable for medical and dental coverage, respectively.
7. Stockholders’ Equity
Common Stock
     At September 30, 2011 and December 31, 2010, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.
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
     During the nine months ended September 30, 2011, Basic issued 460,000 shares of common stock from treasury stock for the exercise of stock options and 122,500 shares of newly-issued common stock for the exercise of stock options.
Treasury Stock
     Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 40,381 shares through net share settlements during 2010 and 79,730 shares through net share settlements during the first nine months of 2011.
Preferred Stock
     At September 30, 2011 and December 31, 2010, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
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

     During the three months ended September 30, 2011 and 2010, compensation expense related to share-based arrangements was approximately $2.2 million and $1.5 million, respectively. For compensation expense recognized during the three months ended September 30, 2011 and 2010, Basic recognized a tax benefit of approximately $840,000 and $499,000, respectively. During the nine months ended September 30, 2011 and 2010, compensation expense related to share-based arrangements was approximately $5.9 million and $4.1 million, respectively. For compensation expense recognized during the nine months ended September 30, 2011 and 2010, Basic recognized a tax benefit of approximately $2.3 million and $1.5 million, respectively.
     As of September 30, 2011, there was approximately $17.9 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.60 years. The total fair value of share-based awards vested during the nine months ended September 30, 2011 and 2010 was approximately $9.0 million and $3.8 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $2.8 million and $599,000 for the nine months ended September 30, 2011 and 2010, respectively.
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
     The following table reflects the summary of stock options outstanding at September 30, 2011 and the changes during the nine months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000’s)
Non-statutory stock options:
Outstanding, beginning of period	1,414,450	$11.44
Options granted	—
Options forfeited	(5,000)	$6.98
Options exercised	(582,500)	$7.38
Options expired	(6,000)	$26.84

Outstanding, end of period	820,950	$14.24	3.71	$3,802

Exercisable, end of period	797,950	$14.00	3.66	$3,802

Vested or expected to vest, end of period	816,350	$14.19	3.70	$3,802

     The total intrinsic value of share options exercised during the nine months ended September 30, 2011 and 2010 was approximately $11.9 million and $29,000, respectively.
     Cash received from share option exercises under the Plan was approximately $4.3 million and $79,000 for the nine months ended September 30, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from options exercised was $4.6 million and $10,000 for the nine months ended September 30, 2011 and 2010, respectively.
     Basic has a history of issuing treasury and newly-issued shares to satisfy share option exercises.
Restricted Stock Awards
     On March 10, 2011, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2011 through December 31, 2011, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 148,683 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2013. As of September 30, 2011, Basic estimated that 129.2% of the target number of performance-based awards will be earned.
     A summary of the status of Basic’s non-vested share grants at September 30, 2011 and changes during the nine months ended September 30, 2011 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,802,573	$11.06
Granted during period	702,931	19.49
Vested during period	(342,118)	13.49
Forfeited during period	(125,623)	12.60

Nonvested at end of period	2,037,763	$13.45

9. Related Party Transactions
     Basic had receivables from employees of approximately $57,000 and $42,000 as of September 30, 2011 and December 31, 2010, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold, or $5,000 per month.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):

Net income (loss)	$26,595	$(9,332)	$24,652	$(41,595)

Denominator:

Denominator for basic earnings per share	40,450,840	39,742,747	40,280,797	39,696,432

Stock options	337,870	—	431,171	—
Unvested restricted stock	606,828	—	802,750	—

Denominator for diluted earnings per share	41,395,538	39,742,747	41,514,718	39,696,432

Basic earnings per common share:	$0.66	$(0.23)	$0.61	$(1.05)

Diluted earnings per common share:	$0.64	$(0.23)	$0.59	$(1.05)

     Stock options and unvested shares of restricted stock of approximately 518,000 were excluded in the computation of diluted earnings per share for the three months ended September 30, 2010, as the effect would have been anti-dilutive due to the net loss in the period. Stock options and unvested shares of restricted stock of approximately 878,000 were excluded in the computation of diluted earnings per share for the nine months ended September 30, 2010, as the effect would have been anti-dilutive due to the net loss in the period.

11. Business Segment Information
     Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. The following is a description of the segments:
     Completion and Remedial Services: This segment utilizes a fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units, an array of specialized rental equipment and fishing tools, thru-tubing, snubbing units and water treatment. The largest portion of this business consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.
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
     The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total
Three Months Ended September 30, 2011 (Unaudited)
Operating revenues	$157,121	$87,444	$89,710	$11,712	$—	$345,987
Direct operating costs	(84,470)	(54,731)	(62,167)	(7,972)	—	(209,340)

Segment profits	$72,651	$32,713	$27,543	$3,740	$—	$136,647

Depreciation and amortization	$12,647	$11,081	$13,409	$2,253	$1,958	$41,348

Capital expenditures, (excluding acquisitions)	$15,979	$14,000	$16,941	$2,847	$2,474	$52,241

Three Months Ended September 30, 2010 (Unaudited)
Operating revenues	$73,725	$63,451	$54,538	$5,547	$—	$197,261
Direct operating costs	(43,180)	(47,790)	(43,112)	(4,128)	—	(138,210)

Segment profits	$30,545	$15,661	$11,426	$1,419	$—	$59,051

Depreciation and amortization	$8,719	$9,551	$12,170	$1,941	$1,590	$33,971

Capital expenditures, (excluding acquisitions)	$4,565	$5,072	$6,495	$1,024	$892	$18,048

Nine Months Ended September 30, 2011 (Unaudited)
Operating revenues	$376,435	$241,204	$242,738	$28,519	$—	$888,896
Direct operating costs	(208,230)	(154,647)	(168,016)	(19,850)	—	(550,743)

Segment profits	$168,205	$86,557	$74,722	$8,669	$—	$338,153

Depreciation and amortization	$33,374	$29,241	$35,384	$5,946	$5,167	$109,112

Capital expenditures, (excluding acquisitions)	$51,115	$44,785	$54,194	$9,106	$7,914	$167,114
Identifiable assets	$409,609	$222,800	$285,287	$55,086	$423,619	$1,396,401

Nine Months Ended September 30, 2010 (Unaudited)
Operating revenues	$180,492	$174,399	$145,863	$14,605	$—	$515,359
Direct operating costs	(110,563)	(132,155)	(111,946)	(11,123)	—	(365,787)

Segment profits	$69,929	$42,244	$33,917	$3,482	$—	$149,572

Depreciation and amortization	$24,671	$28,446	$36,873	$5,657	$5,672	$101,319

Capital expenditures, (excluding acquisitions)	$10,617	$12,242	$15,869	$2,434	$2,441	$43,603
Identifiable assets	$187,348	$180,730	$235,488	$38,864	$375,228	$1,017,658

     The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Segment profits	$136,647	$59,051	$338,153	$149,572

General and administrative expenses	(38,049)	(27,020)	(103,528)	(78,917)
Depreciation and amortization	(41,348)	(33,971)	(109,112)	(101,319)
Gain (loss) on disposal of assets	(65)	(560)	698	(1,734)

Operating income (loss)	$57,185	$(2,500)	$126,211	$(32,398)

12. Supplemental Schedule of Cash Flow Information
     The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2011	2010
	(In thousands)
Capital leases issued for equipment	$38,772	$12,848
Asset retirement obligation additions	$53	$34
     Basic paid no income taxes during the nine months ended September 30, 2011 or for the same period in 2010. Basic paid interest of approximately $38.0 million and $35.3 million during the nine months ended September 30, 2011 and 2010, respectively.
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
     Basic’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the nine months ended September 30, 2011 (in thousands):

Asset
Retirement
Obligation
Balance, December 31, 2010	$1,983

Additional asset retirement obligation	53
Accretion expense	99
Settlements	(291)

Balance, September 30, 2011	$1,844

14. Subsequent Events
     On October 14, 2011, Basic filed with the Securities and Exchange Commission a final prospectus relating to its offer to exchange the 7.75% Senior Notes sold in its February 2011 and June 2011 private placements for senior notes, having substantially identical terms, that have been registered under the Securities Act of 1933, as amended.
     In October 2011, Basic purchased approximately 17 acres of land for approximately $209,000 from Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
     We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in eight separate acquisitions from January 1, 2010 to September 30, 2011. Our total hydraulic horsepower increased from 139,000 at December 31, 2009 to 269,000 at September 30, 2011. Our weighted average number of fluid service trucks increased from 791 in the first quarter of 2010 to 869 in the third quarter of 2011. Our weighted average number of well servicing rigs increased from 405 in the first quarter of 2010 to 415 in the third quarter of 2011. These acquisitions make our revenues, expenses and income not directly comparable between periods.
     Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2011		2010

Revenues:
Completion and remedial services	$376.5	43%	$180.5	35%
Fluid services	241.2	27%	174.4	34%
Well servicing	242.7	27%	145.9	28%
Contract drilling	28.5	3%	14.6	3%

Total revenues	$888.9	100%	$515.4	100%

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
     In the first half of 2009, utilization and pricing for our services declined due to low oil and natural gas prices. In the third quarter of 2009, oil prices began to increase and remained relatively stable through 2010. During the first half of 2011, oil prices increased primarily due to political instability in several oil producing countries. In the third quarter of 2011, oil prices declined slightly from price levels in the first half of the year, primarily due to economic instability. Notwithstanding this slight decrease in oil prices, the trend in oil prices since 2009 has caused utilization and pricing for our services to increase in our oil-based operating areas. Utilization and pricing for our services in our natural gas-based operating areas throughout 2010 and during the first nine months of 2011 have remained depressed due to low natural gas prices.
     We expect that our utilization levels across all of our business segments should remain stable through the remainder of 2011 as demand continues to remain strong, particularly in our established oil-oriented market areas. Despite current lower natural gas prices, discussions with customers indicate that demand in our natural gas-oriented market areas should remain flat with current levels.
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
     Our customers are currently pursuing aggressive drilling and production programs in our oil and liquid rich markets. Recent volatility in oil prices and to a lesser extent, the continued weak outlook for natural gas prices, may result in lower cash flows and somewhat lower than projected capital spending programs on part of exploration and production companies in 2012. As a result we have developed a more cautious attitude toward our deployment of capital and internal growth opportunities in 2012.
     We will continue to evaluate opportunities to expand our business through selective acquisitions and internal growth initiatives, such as our recent acquisition of all of the outstanding equity interests of the Maverick companies (“Maverick”) in July 2011. Our capital investment decisions are determined by an analysis of the projected return on capital employed for each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention.
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
     During the first nine months of 2011, we made four acquisitions that complemented our existing business segments. These included, among others:
     The Maverick Companies
     On July 8, 2011, we acquired all of the outstanding equity interests of Maverick for total cash consideration of $186.0 million including working capital. This acquisition operates in our completion and remedial services segment.
Segment Overview
Completion and Remedial Services
     During the first nine months of 2011, our completion and remedial services segment represented 43% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, thru-tubing services, cased-hole wireline services, snubbing, water treatment and underbalanced drilling.
     Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 269,000 and 142,000 at September 30, 2011 and September 30, 2010, respectively.
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
     The following is an analysis of our completion and remedial services segment for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 (dollars in thousands):

		Segment
	Revenues	Profits%
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
Third Quarter	$73,725	41%
Fourth Quarter	$80,944	43%
Full Year	$261,436	40%
2011:
First Quarter	$97,507	44%
Second Quarter	$121,807	44%
Third Quarter	$157,121	46%
     We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.
     The increase in completion and remedial services revenue to $157.1 million in the third quarter of 2011 from $121.8 million in the second quarter of 2011 resulted from improved pricing and the expansion of our fleets primarily through the acquisition of Maverick, which added $27.7 million to third quarter 2011 revenue since its acquisition in July 2011. Segment profit percentage increased to 46% for the third quarter of 2011 as compared to 44% for the second quarter of 2011.

Fluid Services
     During the first nine months of 2011, our fluid services segment represented 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
     The following is an analysis of our fluid services operations for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011 (dollars in thousands):

	Weighted			Segment Profits
	Average Number of		Revenue Per	Per Fluid
	Fluid Service	Trucking	Fluid Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits%
2010:
First Quarter	791	431,700	$66	$14	22%
Second Quarter	797	468,600	$74	$19	26%
Third Quarter	789	475,200	$80	$20	25%
Fourth Quarter	782	476,100	$85	$27	31%
Full Year	790	1,851,600	$305	$80	26%
2011:
First Quarter	820	494,700	$88	$29	33%
Second Quarter	837	525,700	$97	$36	37%
Third Quarter	869	563,900	$101	$38	37%
     We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.
     Revenue per fluid service truck increased by 4% to $101,000 in the third quarter of 2011 compared to $97,000 in the second quarter of 2011, primarily due to higher utilization for trucking and frac tank rentals. Segment profit percentage remained flat at 37% for both the third quarter of 2011 and the second quarter of 2011.
Well Servicing
     During the first nine months of 2011, our well servicing segment represented 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
     We typically charge our customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure our activity levels by the total number of hours worked by all of the rigs in our fleet. We monitor our fleet utilization levels, with full utilization deemed to be 55 hours per week per rig. Our fleet increased from a weighted average number of 405 rigs in the first quarter of 2010 to 415 in the third quarter of 2011.

     The following is an analysis of our well servicing operations for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011 and September 30 2011:

	Weighted
	Average		Rig		Profits
	Number of	Rig	Utilization	Revenue Per	Per Rig	Segment
	Rigs	Hours	Rate	Rig Hour	Hour	Profits%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
Third Quarter	404	159,400	55.2%	$319	$74	21%
Fourth Quarter	407	164,400	56.5%	$331	$90	24%
Full Year	405	613,400	53.0%	$319	$81	23%
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
Second Quarter	412	205,700	69.8%	$376	$122	32%
Third Quarter	415	222,100	74.8%	$386	$117	31%
     We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.
     Rig utilization increased to 74.8% in the third quarter of 2011, compared to 69.8% in the second quarter of 2011. The increase was caused by increased rig hours due to the longer daylight hours during the summer months and oil prices that remained strong which enabled our customers to maintain their spending programs. Our segment profit percentage decreased slightly to 31% during the third quarter of 2011 from 32% during the second quarter of 2011 due to higher personnel costs.
Contract Drilling
     During the first nine months of 2011, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
     Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of ten rigs during the third quarter of 2011 compared to a weighted average of six rigs in the first quarter of 2011, due to the purchase of four drilling rigs.
     The following is an analysis of our contract drilling segment for each of the quarters in 2010, the full year ended December 31, 2010 and the quarters ended March 31, 2011, June 30, 2011 and September 30, 2011:

	Weighted
	Average	Rig
	Number of	Operating	Revenue	Profits	Segment
	Rigs	Days	Per Day	Per Day	Profits%
2010:
First Quarter	9	420	$9,000	$1,200	14%
Second Quarter	9	527	$10,000	$2,900	29%
Third Quarter	9	523	$10,600	$2,700	26%
Fourth Quarter	6	536	$11,500	$3,800	33%
Full Year	8	2,006	$10,400	$2,800	27%
2011:
First Quarter	6	522	$13,500	$4,900	36%
Second Quarter	10	714	$13,700	$3,300	24%
Third Quarter	10	802	$14,600	$4,700	32%
     We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.
     The increase in revenue per day to $14,600 in the third quarter of 2011 from $13,700 in the second quarter of 2011 was due primarily to improved pricing for our services. The increase in segment profit percentage to 32% in the third quarter of 2011 from

24% in the second quarter of 2011 was due to costs normalizing in the third quarter, as we previously incurred additional costs associated with the start-up of four drilling rigs purchased in the first six months of 2011.
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
     Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $750,000, $750,000 and $250,000 respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions based upon third-party actuarial data and claims history.
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
     Litigation and Self-Insured Risk Reserves. We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigated and insured claims could differ significantly from estimated amounts. As discussed in “Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on certain assumptions developed based upon third-party actuarial data and historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.
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

Results of Operations
     The following is a comparison of our results of operations for the three months and nine months ended September 30, 2011 compared to the three months and nine months ended September 30, 2010, respectively. For additional segment-related information and trends, please read “— Segment Overview” above.
     Three Months Ended September 30, 2011 Compared to Three Months Ended September 30, 2010
     Revenues. Revenues increased by 75% to $346.0 million during the third quarter of 2011 from $197.3 million during the same period in 2010. This increase was primarily due to increased demand by our customers for our services, which resulted from higher commodity prices and drilling and well maintenance activity among our customers. Our acquisitions at the end of 2010 and during the first nine months of 2011 also increased our revenues with the Maverick acquisition adding approximately $27.7 million of revenue in the third quarter of 2011.
     Completion and remedial services revenues increased by 113% to $157.1 million during the third quarter of 2011 compared to $73.7 million in the same period in 2010. The increase in revenue between these periods was primarily due to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. The Maverick acquisition also added approximately $27.7 million of segment revenue in the third quarter of 2011. Total hydraulic horsepower increased to 269,000 at September 30, 2011 from 142,000 at September 30, 2010.
     Fluid services revenues increased by 38% to $87.4 million during the third quarter of 2011 compared to $63.5 million in the same period in 2010. Our revenue per fluid service truck increased 26% to $101,000 in the third quarter of 2011 compared to $80,000 in the same period in 2010, which reflects the expansion of our truck and frac tank fleets and increases in both utilization and pricing for our services. Our weighted average number of fluid service trucks increased 10% to 869 during the third quarter of 2011 from 789 in the same period in 2010.
     Well servicing revenues increased by 64% to $89.7 million during the third quarter of 2011 compared to $54.5 million during the same period in 2010. The higher revenues were due to the 39% increase in rig hours to 222,100 during the third quarter of 2011 from 159,400 during the third quarter of 2010. This segment also experienced an increase in revenue per rig hour to $386 during the third quarter of 2011 from $319 during the third quarter of 2010. Our average number of well servicing rigs increased to 415 during the third quarter of 2011 compared to 404 in the same period in 2010, primarily due to the acquisition of Platinum Pressure Services, Inc. (“Platinum”) in the fourth quarter of 2010 and Pat’s P&A, Inc. in the third quarter of 2011.
     Contract drilling revenues increased by 111% to $11.7 million during the third quarter of 2011 compared to $5.5 million in the same period in 2010. The number of rig operating days increased 53% to 802 in the third quarter of 2011 compared to 523 in the third quarter of 2010. This increase was due to the addition of four drilling rigs in the first six months of 2011 and an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, along with higher dayrates.
     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased by 51% to $209.3 million during the third quarter of 2011 from $138.2 million in the same period in 2010. This increase was primarily due to increased activity in each of our four business segments.
     Direct operating expenses for the completion and remedial services segment increased by 96% to $84.5 million during the third quarter of 2011 as compared to $43.2 million for the same period in 2010 due primarily to personnel and other costs associated with increased activity levels overall and in our pumping services line, as well as the Maverick acquisition, which added approximately $11.8 million to the segment’s direct operating expenses during the third quarter of 2011. Segment profits increased to 46% of revenues during the third quarter of 2011 compared to 41% for the same period in 2010, due to higher utilization and improved pricing for our services.
     Direct operating expenses for the fluid services segment increased by 15% to $54.7 million during the third quarter of 2011 as compared to $47.8 million for the same period in 2010, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 37% of revenues during the third quarter of 2011 compared to 25% for the same period in 2010 due to improved pricing for our services.

     Direct operating expenses for the well servicing segment increased by 44% to $62.2 million during the third quarter of 2011 as compared to $43.1 million for the same period in 2010. The increase in direct operating expenses was due to increased activity along with increased payroll, insurance and incentive compensation costs. Segment profits were 31% of revenues during the third quarter of 2011 compared to 21% for the same period in 2010 due to improved pricing and higher utilization for our services.
     Direct operating expenses for the contract drilling segment increased to $8.0 million during the third quarter of 2011 from $4.1 million for the same period in 2010. The number of rig operating days increased 53% to 802 in the third quarter of 2011 compared to 523 in the third quarter of 2010. Segment profits for this segment increased to 32% of revenues during the third quarter of 2011 compared to 26% for the same period in 2010.
     General and Administrative Expenses. General and administrative expenses increased by 41% to $38.0 million during the third quarter of 2011 from $27.0 million for the same period in 2010, due mainly to increased personnel costs, including payroll taxes and incentive compensation, and the effect of additional general and administrative expenses of approximately $2.8 million from the Maverick acquisition that was completed in July 2011. General and administrative expenses included $2.2 million and $1.5 million of stock-based compensation expense during the third quarter of 2011 and 2010, respectively.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $41.3 million during the third quarter of 2011 as compared to $34.0 million for the same period in 2010. The increase in depreciation expense is due to the increased investment in our property and equipment over the past year through internal growth and through the five acquisitions completed since September 30, 2010.
     Interest Expense. Interest expense increased to $15.4 million during the third quarter of 2011 as compared to $11.9 million during the third quarter of 2010. The increased expense is due to the issuance of an aggregate of $475.0 million of 7.75% senior notes in 2011.
     Income Tax Expense. There was income tax expense of $16.9 million during the third quarter of 2011 as compared to an income tax benefit of $4.8 million for the same period in 2010. Our effective tax rate during the third quarter of 2011 and 2010 was approximately 39% and 34%, respectively. The increase in our effective tax rate is primarily due to the switch from a loss before taxes position to an income before taxes position and the corresponding state income tax effect.
Nine Months Ended September 30, 2011 Compared to Nine Months Ended September 30, 2010
     Revenues. Revenues increased by 72% to $888.9 million during the first nine months of 2011 from $515.4 million during the same period in 2010. This increase was primarily due to increased expenditures by our customers for our services. Our acquisitions at the end of 2010 and during the first nine months of 2011 also increased our revenues, with the Maverick acquisition adding approximately $27.7 million of revenue since being acquired in the third quarter of 2011.
     Completion and remedial services revenues increased by 109% to $376.4 million during the first nine months of 2011 compared to $180.5 million in the same period in 2010. The increase in revenue between these periods was due primarily to improved utilization of equipment, resulting from higher drilling and completion activity, as well as improved pricing for our services. The increased revenues also reflect the impact of our Platinum business acquired in December 2010 and the Maverick acquisition in July 2011, which added approximately $27.7 million of segment revenue since it was acquired. Total hydraulic horsepower increased to 269,000 at September 30, 2011 from 142,000 at September 30, 2010.
     Fluid services revenues increased by 38% to $241.2 million during the first nine months of 2011 compared to $174.4 million in the same period in 2010. Our weighted average number of fluid service trucks increased by 6% to 842 during the first nine months of 2011 from 792 in the same period in 2010, and our revenue per fluid service truck increased to $286,000 in the first nine months of 2010 compared to $220,000 in the same period in 2010, which reflects the expansion of our truck and frac tank fleets and the increase in utilization and pricing for these services.
     Well servicing revenues increased by 66% to $242.7 million during the first nine months of 2011 compared to $145.9 million during the same period in 2010. This increase was due to the 36% increase in rig hours to 612,500 during the first nine months of 2011 from 449,000 during the same period in 2010. Revenue per rig hour increased 19% to $374 during the first nine months of 2011 from $314 during the first nine months of 2010, due to increased pricing and activity for our services. Our average number of well servicing rigs increased to 413 during the first nine months of 2011 compared to 404 in the same period in 2010, primarily due to the acquisition of Platinum in the fourth quarter of 2010 and Pat’s P&A, Inc. in the third quarter of 2011.
     Contract drilling revenues increased by 95% to $28.5 million during the first nine months of 2011 compared to $14.6 million in the same period in 2010. The number of rig operating days increased to 2,038 in the first nine months of 2011 compared to 1,470 in the first nine months of 2010. This increase was due to the addition of four drilling rigs in the first six months of 2011 and increases in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, along with higher day rates.

     Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 51% to $550.7 million during the first nine months of 2011 from $365.8 million in the same period in 2010. This increase was primarily due to the increased activity in each of our four business segments.
     Direct operating expenses for the completion and remedial services segment increased by 88% to $208.2 million during the first nine months of 2011 as compared to $110.6 million for the same period in 2010, due primarily to increased activity levels as well as the Maverick acquisition, which added approximately $11.8 million to the segment’s direct operating expenses since it was acquired in July 2011. Segment profits increased to 45% of revenues during the first nine months of 2011 compared to 39% for the same period in 2010, due to higher utilization of our services and improved pricing for our services.
     Direct operating expenses for the fluid services segment increased by 17% to $154.6 million during the first nine months of 2011 as compared to $132.2 million for the same period in 2010. Segment profits were 36% of revenues during the first nine months of 2011 compared to 24% for the same period in 2010, primarily due to increases in pricing along with increased activity levels.
     Direct operating expenses for the well servicing segment increased by 50% to $168.0 million during the first nine months of 2011 as compared to $111.9 million for the same period in 2010, while rig hours increased 36% to 612,500 in the first nine months of 2011 from 449,000 for the same period in 2010. The increase in direct operating expenses is primarily due to the increase in rig hours. Segment profits were higher at 31% of revenues during the first nine months of 2011 compared to 23% for the same period in 2010.
     Direct operating expenses for the contract drilling segment increased by 78% to $19.9 million during the first nine months of 2011 as compared to $11.1 million for the same period in 2010. Segment profits for this segment were 30% of revenues during the first nine months of 2011 compared to 24% for the same period in 2010, mainly due to increases in pricing for our services.
     General and Administrative Expenses. General and administrative expenses increased by 31% to $103.5 million during the first nine months of 2011 from $78.9 million for the same period in 2010, which included $5.9 million and $4.1 million in stock-based compensation expense during the first nine months of 2011 and 2010, respectively. The increase was primarily due to increased personnel costs, including payroll taxes, the full nine-month effect of the general and administrative expense from the Platinum acquisition that was completed in December 2010 and the three months of general and administrative expense from the Maverick acquisition that was completed in July 2011.
     Depreciation and Amortization Expenses. Depreciation and amortization expenses were $109.1 million during the first nine months of 2011 as compared to $101.3 million for the same period in 2010, reflecting the increase in the size of and investment in our asset base through internal growth and through the five acquisitions completed since September 30, 2010.
     Interest Expense. Interest expense increased to $38.6 million during the first nine months of 2011 compared to $35.3 million for the same period in 2010. The increased expense is due to the issuance of an aggregate of $475.0 million of 7.75% senior notes in 2011.
     Income Tax Expense. There was income tax expense of $15.6 million during the first nine months of 2011 as compared to an income tax benefit of $23.9 million for the same period in 2010. Our effective tax rate during the first nine months of 2011 and 2010 was approximately 39% and 36%, respectively. The increase in our effective tax rate is primarily due to the switch from a loss before taxes position to an income before taxes position and the corresponding state income tax effect.
Liquidity and Capital Resources
     As of September 30, 2011, our primary capital resources were net proceeds from our 7.75% Senior Notes offerings, net cash flows from our operations, utilization of capital leases and our $225.0 million revolving credit facility. As of September 30, 2011, we had unrestricted cash and cash equivalents of $71.6 million compared to $47.9 million as of December 31, 2010. This increase was due in part to the issuance of an aggregate of $475.0 million of 7.75% notes in 2011, of which we used $186.0 million to acquire Maverick in July 2011. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
     Cash provided by operating activities was $202.5 million for the nine months ended September 30, 2011 as compared to cash provided by operating activities of $27.2 million during the same period in 2010. Operating cash flow in the first nine months of 2011 was higher mainly due to the increase in profitability resulting from higher revenues offset by the increase in accounts receivable. In July 2011, we received aggregate federal income tax refunds of approximately $80.1 million relating to our 2009 and 2010 tax returns.

Capital Expenditures
     Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2011 were $383.1 million as compared to $53.9 million in the same period of 2010. We added $38.7 million of additional assets through our capital lease program during the first nine months of 2011 compared to $12.8 million of additional assets in the same period in 2010.
     For 2011, we plan to spend at least $225 million for capital expenditures, of which $180 million will be paid for through operating cash flow and existing cash balances and the remainder through capital leases. Based on our view of short-term operating conditions, our capital expenditure program may be increased or decreased accordingly. The foregoing budget excludes acquisitions of other businesses. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.
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
7.125% Senior Notes due 2016
     In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “7.125% Senior Notes”). The 7.125% Senior Notes were jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). As of September 30, 2011, these three subsidiaries held no assets and performed no operations. The net proceeds from the offering were used to retire our outstanding Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.
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
     We may, at our option, redeem all or part of the 7.125% Senior Notes at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest, if any, to the date of redemption.
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
     On February 1, 2011, we announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the Senior Secured Notes. On February 15, 2011, we completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. The tender offer expired on March 2, 2011, and as of September 30, 2011, all obligations of Basic under the Senior Secured Notes Indenture have been satisfied and no Senior Secured Notes remain outstanding.
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
     The 7.75% Senior Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. The purchase price for the $275.0 million of 7.75% Senior Notes issued on February 15, 2011 and guarantees was 100.000% of their principal amount and the purchase price for the $200.0 million of 7.75% Senior Notes issued on June 13, 2011 and guarantees was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 7.75% Senior Notes of approximately $464.8 million after premiums and offering expenses. We used a portion of the net proceeds from the offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer. We also used a portion of the net proceeds from the June Senior Notes offering to fund the $186.0 million purchase price for the Maverick acquisition completed in July 2011 and for general corporate purposes.
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
     Following a change of control, as defined in the 7.75% Senior Notes Indenture, we will be required to make an offer to repurchase all or a portion of the 7.75% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.
New Revolving Credit Facility
     On February 15, 2011, in connection with the initial offering of 7.75% Senior Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of September 30, 2011, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million.
     Borrowings under the Credit Agreement mature on January 15, 2016, and we have the ability at any time to prepay the Credit Agreement without premium or penalty. At our option, advances under the Credit Agreement may be comprised of (i) alternate base rate loans, at a variable base interest rate plus a margin ranging from 1.50% to 2.25% based on our leverage ratio or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.50% to 3.25% based on our leverage ratio. We will pay a commitment fee equal to 0.50% on the daily unused amount of the commitments under the Credit Agreement.
     The Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit our ability and the ability of certain of our subsidiaries to:
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
     The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions we may make and require us to maintain specified ratios or conditions as follows:
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
     We had no amounts outstanding under the Credit Agreement as of September 30, 2011. At September 30, 2011, we were in compliance with our covenants under the Credit Agreement.
Other Debt
     We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of September 30, 2011, we had total capital leases of approximately $71.7 million.
Preferred Stock
     At September 30, 2011 and December 31, 2010, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
     We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
     As of September 30, 2011, we had approximately $58.9 million of net operating loss carryforwards.

Recent Accounting Pronouncements
     In January 2010, the FASB issued ASU No. 2010-06, “Improving Disclosures about Fair Value Measurements” (“ASU No. 2010-06”). ASU No. 2010-06 requires the disclosure of significant transfers in and out of Level 1 and Level 2 fair value measurements. It also requires that Level 3 fair value measurements present information about purchases, sales, issuances and settlements. Fair value disclosures should also disclose valuation techniques and inputs used to measure both recurring and nonrecurring fair value measurements. This update became effective for us on January 1, 2010 except for the disclosures about purchases, sales, issuances, and settlements in the roll forward in activity in Level 3 fair value measurements, which became effective on January 1, 2011. This update did not change the techniques we use to measure fair value and has not had a material impact on our consolidated financial statements.
     In December 2010, the FASB issued ASU No. 2010-29, “Business Combinations: Disclosure of Supplementary Pro Forma Information for Business Combinations” (“ASU 2010-29”). ASU 2010-29 addresses diversity in the interpretation of the pro forma revenue and earnings disclosure requirements for business combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. We adopted ASU 2010-29 on January 1, 2011. This update had no impact on our financial position, results of operations or cash flows.
     In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. This update is expected to change the process we use to determine if goodwill is impaired but is not expected to have a material impact on our consolidated financial statements.
Impact of Inflation on Operations
     Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
     As of September 30, 2011, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2010.
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
ITEM 1A. RISK FACTORS
     For information regarding risks that may affect our business, see the risk factors included in our most recent annual report on Form 10-K under the heading “Risk Factors” and subsequent quarterly reports on Form 10-Q.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
     The following table summarizes stock repurchase activity for the three months ended September 30, 2011:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar Value
			Shares Purchased as	of Shares that May Yet
	Total Number of	Average Price Paid	Part of Publicly	be Purchased Under
Period	Shares Purchased (1)	per Share	Announced Program	the Program
July 1 — July 31	1,925	$35.30	—	$—
August 1 — August 31	1,728	$24.66	—	$—
September 1 — September 30	—	$—	—	$—
Total	3,653	$30.26	—	$—

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.11*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.12*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, NA., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 00 1-32693), filed on February 18, 2011)

4.14*	Registration Rights Agreement dated as of February 15, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.15*	Registration Rights Agreement dated as of June 13, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 14, 2011)

10.1*	Amendment No. 2 to Credit Agreement, dated as of July 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, NA., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.2*	Purchase and Sale Agreement dated as of July 6, 2011, by and among Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, MCM Holdings, LLC, Maverick Thru-Tubing Services, LLC, The Maverick Companies, LLC, Maverick Solutions, LLC, MSM Leasing, LLC and the sellers listed therein and Basic Energy Services, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693, filed on July 12, 2011)

10.3*	Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, certain subsidiaries of Borrower party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

Exhibit
No.	Description
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference

#	Filed with this report

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.
By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)

Date: October 25, 2011

Exhibit Index

Exhibit
No.	Description
3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.11*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A. as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.12*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.14*	Registration Rights Agreement dated as of February 15, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.15*	Registration Rights Agreement dated as of June 13, 2011, by and among Basic, the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 14, 2011)

10.1*	Amendment No. 2 to Credit Agreement, dated as of July 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.2*	Purchase and Sale Agreement dated as of July 6, 2011, by and among Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, MCM Holdings, LLC, Maverick Thru-Tubing Services, LLC, The Maverick Companies, LLC, Maverick Solutions, LLC, MSM Leasing, LLC and the sellers listed therein and Basic Energy Services, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 12, 2011)

10.3*	Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, certain subsidiaries of Borrower party thereto and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693). filed on August 10, 2011)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference

#	Filed with this report

Exhibit
No.	Description
(Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 11, 2011)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference

#	Filed with this report