Form 10-K
period 2011-12-31
BASIC ENERGY SERVICES INC
filed 2012-02-24
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $711,033,841 as of June 30, 2011, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $31.47 per share and 22,594,021 shares held by non-affiliates).

There were 42,633,430 shares of the registrant’s common stock outstanding as of February 14, 2012.

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

PART I

ITEMS 1. AND 2.     BUSINESS AND PROPERTIES

General

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. We were organized in 1992 as Sierra Well Service, Inc., a Delaware corporation, and in 2000 we changed our name to Basic Energy Services, Inc.

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

We revised our business segments beginning in the first quarter of 2008, and in connection therewith restated the corresponding items of segment information for earlier periods. Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Prior to 2008, Contract Drilling was included in our Well Servicing segment and also in 2008, Well Site Construction Services was consolidated with our Fluid Services segment. The following is a description of our current business segments:

•

Completion and Remedial Services.    Our completion and remedial services segment (43% of our revenues in 2011) currently operates our fleet of pressure pumping units, an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units, nitrogen units, and water treatment. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets. In July 2011, we acquired Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing, LLC (collectively, the “Maverick Companies”).

•

Fluid Services.    Our fluid services segment (27% of our revenues in 2011) currently utilizes our fleet of 890 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•

Well Servicing.    Our well servicing segment (27% of our revenues in 2011) currently operates our fleet of 417 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.

•

Contract Drilling.    Our contract drilling segment (3% of our revenues in 2011) currently operates 12 drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.

Financial information about our segments is included in Note 15 of the notes to our historical consolidated financial statements.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Extensive Domestic Footprint in the Most Prolific Basins.    Our operations are focused on liquids rich basins that currently exhibit strong drilling and production economics as well as natural gas-focused shale plays characterized by prolific reserves and attractive economics. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. Based on the most recent publicly available information, we operate in states that accounted for approximately 78% of the approximately 800,000 existing onshore oil and natural gas wells in the 48 contiguous states and approximately 81% of onshore oil production and 93% of onshore natural gas production. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.

Diversified Service Offering for Further Revenue Growth and Reduced Volatility.    We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 128 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Significant Market Position.    We maintain a significant market share for each of our lines of business within our core operating areas: the Permian Basin of West Texas and Southeast New Mexico; the Gulf Coast region of South Texas and Louisiana; the Mid-Continent region of North Texas, Oklahoma and Kansas; the Ark La Tex region of East Texas, North Louisiana and Arkansas; and the Rocky Mountain region of North New Mexico, Colorado, Utah,Wyoming, Montana and North Dakota. Our goal is to be one of the top two providers of the services we provide in each of our core operating areas. Our position in each of these markets allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, stimulation, completion and plugging and abandonment services.

Modern and Competitive Fleet.    We operate a modern fleet matched to the needs of the local markets in each of our business segments. We are driven by a desire to maintain one of the most efficient, reliable and safest fleets of equipment in the country, and we have an established program to routinely monitor and evaluate the condition of our equipment. We selectively refurbish equipment to maintain the quality of our service and to provide a safe working environment for our personnel. Since 2003, we have obtained annual independent reviews and evaluations of substantially all of our assets, which confirmed the location and condition of these assets. We believe that by maintaining a modern and active asset base, we are better able to earn our customers’ business while reducing the risk of potential downtime.

Decentralized Experienced Management with Strong Corporate Infrastructure.    Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our eight regional or division managers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With an average of over 30 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Below our eight regional or division managers, our area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

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

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and natural gas prices. As oil and natural gas prices increased from 2007 through most of 2008, oil and gas companies increased their drilling and workover activities. In the last part of 2008, oil and natural gas prices declined rapidly, resulting in decreased drilling and workover activities. During the second half of 2009, oil prices began to increase and remained relatively stable through the latter half of 2010, which resulted in increases in drilling, maintenance and workover activities in the oil-driven markets during this period. However, natural gas prices continued to decline significantly through most of 2009 and remained depressed through 2011, which resulted in decreased activity in the natural gas-driven markets. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable during the last months of 2011. Despite natural gas prices remaining below the levels seen in past years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale, and/or that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see increased activity.

The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the EIA average wellhead price for natural gas since 2007:

Period	Cushing WTI Spot Oil Price ($/bbl)	Average Wellhead Price Natural Gas ($/mcf)
1/1/07 — 12/31/07	$72.34	$6.38
1/1/08 — 12/31/08	99.67	8.07
1/1/09 — 12/31/09	61.65	3.66
1/1/10 — 12/31/10	79.39	4.48
1/1/11 — 12/31/11	94.87	3.98*

*	The December 2011 average wellhead price for natural gas was not available at the time this report was filed; therefore the average price through November 2011 was used:

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drives the increased demand for our services. Rising oil and natural gas prices from 2007 through the first half of 2008 and the corresponding increase in onshore oil exploration and production spending led to expanded drilling and well service activity, as the U.S. land-based drilling rig count increased approximately 4% during 2007. With the rapid decline in oil and natural gas prices in the second half of 2008, there was a decrease in the land-based drilling rig count of approximately 3% during 2008 and 31% during 2009. In 2010, as oil and natural gas prices improved, the land-based drilling rig count increased approximately 45%. In 2011, oil prices improved further and the land-based drilling rig count increased approximately 18%, according to Baker Hughes. The increase in oil prices in the past year resulted in both higher utilization of those rigs and increases in the rates being charged.

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

Overview of Our Segments and Services

Completion and Remedial Services Segment

Our completion and remedial services segment provides oil and natural gas operators with a package of services that include the following:

•	pumping services, such as cementing, acidizing, fracturing, coiled tubing, nitrogen and pressure testing;

•	rental and fishing tools;

•	coiled tubing

•	snubbing services;

•	thru-tubing;

•	cased-hole wireline services; and

•	underbalanced drilling in low pressure and fluid sensitive reservoirs.

This segment has expanded significantly since 2010, primarily through the acquisition of the Maverick Companies in July 2011, and currently operates 222 pressure pumping units, with approximately 271,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. As of December 31, 2011, we also operated 12 coiled tubing units 49 air compressor packages, including foam circulation units, for underbalanced drilling, 12 wireline units for cased-hole measurement and pipe recovery services and 26 snubbing units.

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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2011:

	Market Area
	Ark-La-Tex	Mid-Continent	Gulf Coast	Rocky Mountain	Permian Basin	Appalachia	Total
Pressure Pumping Units	15	117	0	65	25	0	222
Coiled Tubing Units	0	4	1	7	0	0	12
Air/Foam Packages	0	5	0	30	14	0	49
Wireline Units	0	4	0	0	8	0	12
Rental and Fishing Tool Stores	0	8	1	4	9	0	22
Snubbing Units	13	5	0	0	0	8	26

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

Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well interventions, including wellbore maintenance, nitrogen services thru-tubing services, and formation stimulation using acid and other chemicals.

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

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2011:

	Market Area
	Rocky Mountain	Permian Basin	Ark-La- Tex	Gulf Coast	Mid- Continent	Total
Fluid Service Trucks	110	370	168	164	78	890
Salt Water Disposal Wells	0	27	24	8	11	70
Fresh/Brine Water Stations	1	38	1	2	0	42
Fluid Storage Tanks	728	1,027	923	406	212	3,296

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

Fluid Services.    We currently own and operate 890 fluid service trucks equipped with a fluid hauling capacity of up to 150 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks is also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

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

Our fleet included 417 well servicing rigs as of December 31, 2011, including 162 newbuilds since October 2004 and 63 rebuilds since the beginning of 2006. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, Arkansas, Utah, Montana, Pennsylvania and West Virginia. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. The majority of our well servicing segment consists of land-based equipment. We also own four inland well servicing barges. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2011. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

			Market Area
Rig Type	Rated Capacity		Permian Basin	Gulf Coast	Ark-La- Tex	Mid- Continent	Rocky Mountain	Appalachia	Stacked	Total
Swab		N/A	0	1	7	3	0	0	1	12
Light Duty		<90 tons	3	1	0	8	0	0	9	21
Medium Duty	≥	90<125 tons	113	30	21	46	47	2	22	281
Heavy Duty		≥125 tons	53	6	4	6	10	6	8	93
24-Hour		≥125 tons	2	0	0	0	0	0	4	6
Inland Barge		≥125 tons	0	4	0	0	0	0	0	4

Total			171	42	32	63	57	8	44	417

We operate a total of 417 well servicing rigs, the third largest fleet in the United States. Based on the most recent publicly available information, Key Energy Services is our largest competitor, with an estimated total of

787 domestic rigs, and Nabors Industries is our second largest competitor, with an estimated 575 domestic rigs. Our only other competitors operating more than 100 rigs are Complete Production Services, with an estimated 300 domestic rigs and Forbes Energy Services, with an estimated 172 domestic rigs. Excluding the rigs operated by Nabors Industries in California, where we do not compete, we believe we have the second largest rig fleet in the United States.

The total number of rigs owned by us and the four other companies referenced above is approximately 2,251, or 71% of the available fleet owned by member companies of the AESC, the major trade association of well site service providers. The remaining 29% of the well servicing rigs are owned by more than 100 local and regional companies. The December 2011 monthly activity survey conducted by the AESC indicated that 67% of the rigs owned were active.

Maintenance.    Regular maintenance is generally required throughout the life of a well to sustain optimal levels of oil and natural gas production. Regular maintenance currently comprises the largest portion of our work in this segment, and because ongoing maintenance spending is required to sustain production, we generally experience relatively stable demand for these services. We provide well service rigs, equipment and crews to our customers for these maintenance services. Maintenance services are often performed on a series of wells in proximity to each other and consist of routine mechanical repairs necessary to maintain production, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a natural gas well, and removing debris such as sand and paraffin from the well. Other services include pulling the rods, tubing, pumps and other downhole equipment out of the well bore to identify and repair a production problem. These downhole equipment failures are typically caused by the repetitive pumping action of an oil well. Corrosion, water cut, grade of oil, sand production and other factors can also result in frequent failures of downhole equipment.

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

We own and operate 12 land drilling rigs, which are currently deployed in the Permian Basin of Texas and New Mexico. A land drilling rig generally consists of engines, a drawworks, a mast, pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. These jobs are typically bid by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer. The demand for drilling services is highly dependent on the availability of new drilling locations available to well operators, as well as sensitivity to expectations relating to and changes in oil and natural gas prices.

We acquired six used drilling rigs during 2011 from several different companies.

Properties

Our principal executive offices are located at 500 W. Illinois, Suite 100, Midland, Texas 79701. We currently conduct our business from 128 area offices, 69 of which we own and 59 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 128 area offices, 67 are located in Texas, 15 are in Oklahoma, 11 are in Colorado, 10 are in New Mexico, eight are in Wyoming, four are in Louisiana, four are in North Dakota, two are in Arkansas, two are in Montana, two are in Kansas, two are in Utah, and one is in Pennsylvania.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2011, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed.

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

Our underground injection operations are subject to the federal Safe Drinking Water Act, referred to as the “SDWA,” as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced in January 2011, or at the state level. For example at the state level, Wyoming adopted rules in 2010 requiring operators to disclose chemical additives in hydraulic fracturing fluids. In addition, the Texas Railroad Commission adopted rules on December 13, 2011 that require oil and gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells permitted after February 1, 2012 and the Colorado Oil and Gas Conservation Commission adopted rules in December 2011 requiring operators to disclose chemical ingredients used in hydraulic fracturing treatments beginning on April 1, 2012. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma and Kansas. Our operations also involve the disposal of produced salt water by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the Texas Railroad Commission, also known as the “RRC.” We also operate salt water disposal wells in New Mexico, Oklahoma, Arkansas and Louisiana and are subject to similar regulatory controls in those states. Regulations in these states require us to obtain a permit from the applicable regulatory agencies to operate each of our underground salt water disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

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

Employees

As of December 31, 2011, we employed approximately 5,600 people, with approximately 82% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Additional Information

We make available free of charge on our website, www.basicenergyservices.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Securities Exchange Act of 1934, as amended, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at www.sec.gov, or you may read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn. The industry returned to higher activity levels in 2011 but another downturn to former levels is possible. Adverse changes in capital markets and declines in prices for oil and natural gas experienced during 2008 and 2009 caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

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

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $61.65, $79.39 and $94.87 per barrel in 2009, 2010 and 2011, respectively, and the average wellhead price for natural gas, as recorded by the EIA, was $3.66, $4.48 and $3.98 per Mcf for 2009, 2010 and 2011, respectively. The full 2011 average wellhead price for natural gas was not available at the time this report was filed; therefore, the average price through November 2011 was used.

We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2010, we invested approximately $63.6 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2011, we invested approximately $221.8 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. Please read “Liquidity and Capital Resources” for more information.

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

The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions in our oil-oriented operating areas were to deteriorate or if adverse market conditions in our natural gas-oriented operating areas persist, utilization rates may decline.

We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.

Our customers consist primarily of major and independent oil and gas companies. During 2010 and 2011, our top five customers accounted for 24% and 24%, respectively, of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We may also be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under the Revolving Credit Facility and under the indentures governing our 7.125% Senior Notes due 2016 and 7.75% Senior Notes due 2019.

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

Our operations are subject to federal, regional, state and local laws and regulations relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities, the imposition of substantial liabilities for pollution resulting from our operations and the application of specific health and safety criteria addressing worker protection. Failure to comply with these laws and regulations could result in investigations restrictions or orders suspending well operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We provide hydraulic fracturing services to our customers. Hydraulic fracturing is a commonly used process that involves injection of water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control (“UIC”) provisions of the federal Safe Drinking Water Act (“SDWA”) to exclude certain hydraulic fracturing practices from the definition of “underground injection.” The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and has begun the process of drafting guidance relating to such practices. In addition, repeal of the SDWA exclusion of hydraulic fracturing has been advocated by certain advocacy organizations and others in the public. In March 2011, companion bills entitled the Fracturing Responsibility and Awareness of Chemicals (FRAC) Act were reintroduced in the United States Senate and House of Representatives. These bills, which are currently under consideration by Congress, would repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate new regulations and permitting requirements for hydraulic fracturing, and would require the disclosure of the chemical constituents of hydraulic fracturing fluids to a regulatory agency, which would make the information public via the internet. At the state level, Wyoming adopted rules in 2010 requiring operators to disclose chemical additives in hydraulic fracturing fluids. In addition, the Texas Railroad Commission adopted rules on December 13, 2011 that require oil and gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells permitted after February 1, 2012 and the Colorado Oil and Gas Conservation Commission adopted rules in December 2011 requiring operators to disclose chemical ingredients used in hydraulic fracturing treatments beginning on April 1, 2012. Scrutiny of hydraulic fracturing activities continues in other ways, with the EPA having commenced a study of the potential environmental impacts of hydraulic fracturing, the initial results of which are expected to be available by late 2012 and the final results of which are expected in 2014. As the result of a separate study in Pavillion, Wyoming, the EPA issued a report in December 2011 that suggests a link between hydraulic fracturing and groundwater contamination in the area. An independent peer-reviewed process has been instituted to review the findings. The U.S. Department of the Interior has also announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.

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

The federal Endangered Species Act, referred to as the “ESA,” and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. For instance, the Sand Dune Lizard, referred to as “Lizard,” a small lizard found in southeastern New Mexico and west Texas, an area where we provide a significant level of contract drilling services to oil and natural gas exploration and production operators, was proposed for listing as an endangered species under the ESA in December 2010 by the U.S. Fish & Wildlife Service, also referred to as the “FWS,” and in December 2011, the FWS announced a six-month delay on its final determination. The lesser prairie chicken, sage grouse and certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2011, our total debt was $781.2 million, including the aggregate principal amount due under our 7.125% Senior Notes due 2016 of $225.0 million, the aggregate principal amount due under our 7.75% Senior Notes due 2019 of $475.0 million and capital lease obligations in the aggregate amount of $81.2 million. There were no borrowings and $18.8 million of letters of credit outstanding under our $225.0 million revolving credit facility as of December 31, 2011. For the year ended December 31, 2011, we made cash interest payments totaling $47.1 million.

We issued $275.0 million of 7.75% Senior Notes due 2019 in February 2011 and used a portion of the net proceeds from the offering to retire our outstanding 11.625% Senior Secured Notes, and in June 2011, we issued an additional $200.0 million of 7.75% Senior Notes due 2019. We also entered into a $165.0 million revolving credit facility in February 2011 (the “Revolving Credit Facility”), and pursuant to Amendment No. 2 thereto on July 15, 2011, the aggregate commitments thereunder were increased to $225.0 million.

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

Our Revolving Credit Facility and the indentures governing our 7.125% Senior Notes due 2016 and our 7.75% Senior Notes due 2019 impose restrictions on us that may affect our ability to successfully operate our business.

Our Revolving Credit Facility and the indentures governing our 7.125% Senior Notes due 2016 and our 7.75% Senior Notes due 2019 each impose limitations on our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfers of assets without the lenders’ consent; and

•	limitations on dividends and distributions.

In addition, our Revolving Credit Facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, some of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our Revolving Credit Facility. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our indebtedness under our 7.125% Senior Notes, our 7.75% Senior Notes or our Revolving Credit Facility could result in a default under or acceleration of other indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our Revolving Credit Facility or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of our Revolving Credit Facility.

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

Risks Relating to Our Relationship with Credit Suisse

Affiliates of Credit Suisse will have a substantial influence on the outcome of stockholder voting and may exercise this voting power in a manner that may not be in the best interest of our other stockholders.

As of February 14, 2012, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse AG, a Swiss Bank, beneficially owned approximately 29% of our outstanding common stock. Accordingly, Credit Suisse is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Credit Suisse may differ from those of our other stockholders, and Credit Suisse may vote its common stock in a manner that may adversely affect our other stockholders.

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

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET PRICE FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS.” The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2010 and 2011, respectively:

	High	Low
2010:
First Quarter	$11.12	$7.71
Second Quarter	$10.68	$7.13
Third Quarter	$9.65	$7.17
Fourth Quarter	$17.06	$8.63
2011:
First Quarter	$25.51	$14.62
Second Quarter	$31.47	$23.62
Third Quarter	$37.59	$13.26
Fourth Quarter	$22.45	$13.14

As February 14, 2012, we had 42,633,430 shares of common stock outstanding held by approximately 228 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2011:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	787,450	$14.55	2,356,941
Equity compensation plans not approved by security holders	—	—	—

Total	787,450	$14.55	2,356,941

(1)	Consists of the Basic Energy Services, Inc. Fourth Amended and Restated 2003 Incentive Plan (as amended effective May 26, 2009).

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2011 (dollars in thousands, except average price paid per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2011 — October 31, 2011	0	$0.00	0	$0
November 1, 2011 — November 30, 2011	0	$0.00	0	$0
December 1, 2011 — December 31, 2011	0	$0.00	0	$0
Total	0	$0.00	0	$0

(1)

These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

Performance Graph

The following is a line graph comparing cumulative, total shareholder return from December 29, 2006 through December 30, 2011 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Complete Production Services, Inc., Tetra Technologies, Inc. and Pioneer Drilling Company.

The graph assumes investments of $100 on December 29, 2006 at the closing sale price, and the reinvestment of all dividends, if any.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

December 29, 2006 to December 30, 2011

Value of $100 Invested at December 29, 2006, December 31, 2007, December 31, 2008,

December 31, 2009, December 31, 2010 and December 31, 2011

	Basic Energy Services	Peer Group	Russell 2000
December 29, 2006	$100.00	$100.00	$100.00
December 31, 2007	$89.05	$79.00	$97.25
December 31, 2008	$52.90	$30.37	$63.41
December 31, 2009	$36.11	$53.85	$79.40
December 31, 2010	$66.86	$83.49	$99.49
December 31, 2011	$79.92	$89.88	$94.07

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

	Year Ended December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Completion and remedial services	$537,134	$261,436	$134,818	$304,326	$240,692
Fluid services	332,010	241,164	214,822	315,768	259,324
Well servicing	333,057	204,872	160,614	343,113	342,697
Contract drilling	41,054	20,767	16,373	41,735	34,460

Total revenues	1,243,255	728,239	526,627	1,004,942	877,173

Expenses:
Completion and remedial services	297,276	156,573	95,287	165,574	125,948
Fluid services	211,959	178,152	159,079	203,205	165,327
Well servicing	228,723	156,885	121,618	215,243	205,132
Contract drilling	28,154	15,250	13,604	28,629	22,510
General and administration(a)	142,264	107,781	104,253	115,319	99,042
Depreciation and amortization	154,341	135,001	132,520	118,607	93,048
Loss (gain) on disposal of assets	447	2,856	2,650	76	477
Goodwill impairment	—	—	204,014	22,522	—

Total expenses	1,063,164	752,498	833,025	869,175	711,484

Operating income (loss)	180,091	(24,259)	(306,398)	135,767	165,689
Net interest expense	(52,299)	(46,368)	(32,386)	(24,630)	(25,136)
Loss on early extinguishment of debt	(49,366)	—	(3,481)	—	(230)
Bargain Purchase gain	—	1,772	—	—	—
Other income (expense)	525	499	1,198	12,235	176

Income (loss) from continuing operations before income taxes	78,951	(68,356)	(341,067)	123,372	140,499
Income tax (expense) benefit	(31,788)	24,793	87,529	(55,134)	(52,766)

Net income (loss)	47,163	(43,563)	(253,538)	68,238	87,733

Net income (loss) available to common stockholders	$47,163	$(43,563)	$(253,538)	$68,238	$87,733

Basic earnings (loss) per share of common stock:	$1.17	$(1.10)	$(6.39)	$1.67	$2.19

Diluted earnings (loss) per share of common stock:	$1.14	$(1.10)	$(6.39)	$1.64	$2.13

Other Financial Data:
Cash flows from operating activities	$279,455	$49,383	$89,205	$212,827	$198,591
Cash flows from investing activities	(419,967)	(97,879)	(62,864)	(197,302)	(294,103)
Cash flows from financing activities	171,052	(28,943)	(12,119)	3,669	136,088
Capital expenditures:
Acquistions, net of cash acquired	218,347	50,278	7,816	110,913	199,673
Property and equipment	221,839	63,579	43,367	91,890	98,536

(a)	Includes approximately $7,955, $5,666, $5,152, $4,149, and $3,964, of non-cash stock compensation expense for the years ended December 31, 2011, 2010, 2009, 2008, and 2007, respectively.

	As of December 31,
	2011	2010	2009	2008	2007
		(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$78,458	$47,918	$125,357	$111,135	$91,941
Property and equipment, net	856,412	625,702	666,642	740,879	636,924
Total assets	1,459,928	1,029,813	1,039,541	1,310,711	1,143,609
Long-term debt	748,976	474,628	475,845	454,260	406,306
Stockholders’ equity	359,703	301,923	340,149	595,004	524,821

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in nine separate acquisitions from January 1, 2009 to December 31, 2011. Our hydraulic horsepower capacity for pumping services increased from 139,000 at December 31, 2009 to 271,000 at December 31, 2011. Our weighted average number of fluid service trucks increased from 814 in the first quarter of 2009 to 875 in the fourth quarter of 2011. Our weighted average number of well servicing rigs increased from 414 in the first quarter of 2009 to 417 in the fourth quarter of 2011. Our weighted average number of drilling rigs increased from nine in the first quarter of 2009 to ten in the fourth quarter of 2011. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2011		2010		2009
Revenues:
Completion and remedial services	$537.1	43%	$261.4	36%	$134.8	26%
Fluid services	332.0	27%	241.1	33%	214.8	41%
Well servicing	333.1	27%	204.9	28%	160.6	30%
Contract drilling	41.1	3%	20.8	3%	16.4	3%

Total revenues	$1,243.3	100%	$728.2	100%	$526.6	100%

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

In the latter part of 2008, there were significant decreases in oil and natural gas prices, which caused significantly lower utilization of our services in the fourth quarter of 2008. In 2009, natural gas prices continued to decline from prices experienced in the fourth quarter of 2008 while oil prices increased over the same period. This decrease in natural gas prices, coupled with adverse changes in the capital markets, resulted in lower demand for our services and increased price competition during 2009, as a number of oil and gas producers reduced their budgets for 2009. During 2010, oil prices remained relatively stable following the increase in prices experienced during 2009. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable during the last months of 2011. This trend in oil prices has caused utilization and pricing for our services to increase in our oil-based operating areas, while utilization and pricing for our services in our natural gas-based operating areas throughout 2011 have remained depressed due to low natural gas prices. We expect oil prices in 2012 to remain above levels necessary to support increased capital spending programs for workover and drilling programs as well as routine maintenance. We believe that the outlook for natural gas prices in 2012 will continue to be uncertain, which will cause our customers to remain cautious in their spending until natural gas prices gain strength and stability. We expect that the supply of available equipment combined with current demand from our customers will result in utilization levels in 2012 across all of our business segments being consistent with the utilization levels experienced in the last half of 2011.

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

Recent Strategic Acquisitions and Expansions

During the period from 2009 through 2011, we grew through acquisitions and capital expenditures. During 2009, we completed one acquisition, which was not considered significant. During 2010, we completed four acquisitions that complemented our existing business segments, none of which were considered significant. During 2011, we completed four acquisitions, of which the Maverick Companies was considered significant.

We discuss the aggregate purchase prices and related financing issues below in “Liquidity and Capital Resources” and present the pro forma effects of the acquisition of the Maverick Companies in Note 3 of the notes to our historical consolidated financial statements included in this report.

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

Selected 2011 Acquisitions

During 2011, we made four acquisitions that complemented our existing business segments. These included, among others:

The Maverick Companies

On July 8, 2011, we acquired all the equity interests of Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively, the “Maverick Companies”) for total consideration of $186.3 million in cash. This acquisition has been included in our completion and remedial servicing segment.

Segment Overview

Completion and Remedial Services

In 2011, our completion and remedial services segment represented 43% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, water treatment, cased-hole wireline services, snubbing and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 271,000 horsepower at December 31, 2011 compared to 142,000 horsepower and 139,000 horsepower at December 31, 2010 and December 31, 2009, respectively.

Our rental and fishing tool business operates 22 rental and fishing tool stores in selected markets as of December 31, 2011.

Our snubbing services operate 26 units throughout our geographic footprint as of December 31, 2011. We entered the snubbing business in 2009 with the acquisition of Team Snubbing Services, which operated in Arkansas. We further expanded our snubbing business in 2010 through the acquisition of Platinum Pressure Services, Inc., which operated in Texas, Oklahoma, Arkansas, Louisiana and Pennsylvania.

We have operations in the wireline business, coiled tubing services, nitrogen services, water treatment and the underbalanced drilling services business. For a description of our wireline, underbalanced drilling services, coiled tubing services, nitrogen services, water treatment, and snubbing, please read “Overview of Our Segments and Services — Completion and Remedial Services Segment” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

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

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2009, 2010 and 2011 (dollars in thousands):

	Revenues	Segment Profits %
2009:
First Quarter	$37,259	31%
Second Quarter	$29,373	27%
Third Quarter	$32,592	29%
Fourth Quarter	$35,594	30%
Full Year	$134,818	29%
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
Third Quarter	$73,725	41%
Fourth Quarter	$80,944	43%
Full Year	$261,436	40%
2011:
First Quarter	$97,507	44%
Second Quarter	$121,807	44%
Third Quarter	$157,121	46%
Fourth Quarter	$160,699	45%
Full Year	$537,134	45%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

Fluid Services

In 2011, our fluid services segment represented 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2009, 2010 and 2011 (dollars in thousands):

	Weighted Average Number of Fluid Service Trucks	Trucking Hours	Revenue Per Fluid Service Truck	Segment Profits Per Fluid Service Truck	Segment Profits %
2009:
First Quarter	814	474,500	$80	$25	31%
Second Quarter	808	395,600	$61	$17	28%
Third Quarter	805	428,800	$62	$14	23%
Fourth Quarter	794	433,300	$64	$13	20%
Full Year	805	1,732,200	$267	$69	26%
2010:
First Quarter	791	431,700	$66	$14	22%
Second Quarter	797	468,600	$74	$19	26%
Third Quarter	789	475,200	$80	$20	25%
Fourth Quarter	782	476,100	$85	$27	31%
Full Year	790	1,851,600	$305	$80	26%
2011:
First Quarter	820	494,700	$88	$29	33%
Second Quarter	837	525,700	$97	$36	37%
Third Quarter	869	563,900	$101	$38	37%
Fourth Quarter	875	570,800	$104	$38	37%
Full Year	850	2,155,100	$391	$141	36%

We gauge activity levels in our fluid services segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.

Well Servicing

In 2011, our well servicing segment represented 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

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

We acquired our rig manufacturing business in May 2010. We manufacture workover rigs for internal purposes as well as to sell to outside companies. Our rig manufacturing operation also performs large scale refurbishments and maintenance services to used workover rigs.

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2009, 2010 and 2011. The revenues do not include revenues associated with rig manufacturing operations:

	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits Per Rig Hour	Segment Profits %
2009:
First Quarter	414	132,300	44.7%	$369	$90	24%
Second Quarter	414	110,500	37.3%	$329	$78	24%
Third Quarter	414	122,900	41.5%	$313	$76	24%
Fourth Quarter	410	119,500	40.8%	$309	$77	25%
Full Year	413	485,200	41.1%	$331	$80	24%
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
Third Quarter	404	159,400	55.2%	$319	$74	21%
Fourth Quarter	407	164,400	56.5%	$331	$90	24%
Full Year	405	613,400	53.0%	$319	$81	23%
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
Second Quarter	412	205,700	69.8%	$376	$122	32%
Third Quarter	415	222,100	74.8%	$386	$117	31%
Fourth Quarter	417	217,100	72.8%	$398	$132	33%
Full Year	414	829,600	70.1%	$380	$119	31%

We gauge activity levels in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.

Contract Drilling

In 2011, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

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

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2009, 2010 and 2011 (dollars in thousands):

	Weighted Average Number of Rigs	Rig Operating Days	Revenue Per Drilling Day	Profits (Loss) Per Drilling Day	Segment Profits %
2009:
First Quarter	9	248	$14,700	$1,500	10%
Second Quarter	9	314	$12,700	$2,100	16%
Third Quarter	9	391	$10,600	$2,200	20%
Fourth Quarter	9	417	$11,000	$2,200	20%
Full Year	9	1,370	$12,000	$2,000	17%
2010:
First Quarter	6	420	$9,000	$1,200	14%
Second Quarter	6	527	$10,000	$2,900	29%
Third Quarter	6	523	$10,600	$2,700	26%
Fourth Quarter	6	536	$11,500	$3,800	33%
Full Year	6	2,006	$10,400	$2,800	27%
2011:
First Quarter	6	522	$13,500	$4,900	36%
Second Quarter	10	714	$13,700	$3,300	24%
Third Quarter	10	802	$14,600	$4,700	32%
Fourth Quarter	10	851	$14,700	$5,000	34%
Full Year	9	2,889	$14,200	$4,500	31%

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

Impairment of Goodwill.    Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less that its carrying value is allowed but not required. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is performed. In the two-step test, first, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

We performed an assessment of goodwill as of March 31, 2009. A “triggering event” requiring this assessment was deemed to have occurred because the oil and natural gas services industry continued to decline in the first quarter of 2009 and our common stock price declined by 50% from December 31, 2008 to March 31, 2009. For Step One of the impairment testing, we tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. Our contract drilling reporting unit did not carry any goodwill and was not subject to the test.

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

Stock-Based Compensation.    We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2009, 2010 and 2011 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. Stock options have not been issued since 2007 but are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Results of Operations

The results of operations between periods may not be comparable, primarily due to the significant decline in the oil and natural gas industry throughout 2009 and recovery throughout 2010 and 2011, as well as the Company’s growth in asset base during 2011.

Year Ended December 31, 2011 Compared to Year Ended December 31, 2010

Revenues.    Revenues increased by 71% to $1.2 billion in 2011 from $728.2 million in 2010. This increase was primarily due to the recovery of the oil and gas industry in 2011. Our acquisitions at the end of 2010 and during 2011 also increased our revenues, with the Maverick Companies acquisition adding approximately $62.4 million of revenue since being acquired in the third quarter of 2011.

Completion and remedial services revenues increased by 105% to $537.1 million in 2011 as compared to $261.4 million in 2010. The increase in revenue between these periods was due to increased utilization and improved prices of our pressure pumping equipment, due to higher drilling and completion activity. The increased revenues also reflect the impact of the Maverick Companies acquisition in the third quarter of 2011, which added approximately $62.4 million of segment revenue. Total hydraulic horsepower was 271,000 and 142,000 at December 31, 2011 and December 31, 2010, respectively.

Fluid services revenues increased by 38% to $332.0 million in 2011 compared to $241.1 million in 2010. Our weighted average number of fluid service trucks increased 8% to 850 in 2011 from 790 in 2010, and our revenue per fluid service truck increased 28% to $391,000 in 2011 compared to $305,000 in 2010, which reflects the expansion of our truck and frac tank fleets and the increase in utilization and improved pricing for our services.

Well servicing revenues increased by 63% to $333.1 million in 2011 compared to $204.9 million in 2010. This increase in revenue was due to the increase in rig utilization to 70% during 2011 from 53% during 2010, reflecting the improvement of the industry, particularly in oil-dominated geographic areas. We also experienced an increase of 19% in revenue per rig hour to $380 during 2011 from $319 during 2010, due to increased demand. Our average number of well servicing rigs increased to 414 during 2011 compared to 405 in 2010, primarily due to the acquisition of Platinum late in the fourth quarter of 2010 and Pat’s P&A, Inc. in the third quarter of 2011.

Contract drilling revenues increased by 98% to $41.1 million in 2011 compared to $20.8 million in 2010. The number of rig operating days increased to 2,889 in 2011 compared to 2,006 in 2010. This increase was due to the addition of six drilling rigs during 2011 and increases in new well starts in the Permian Basin, the region in which all of our drilling rigs operate.

Direct Operating Expenses.    Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, increased by 51% to $766.1 million in 2011 from $506.9 million in 2010. This increase was due to the higher activity levels in all of our segments.

Direct operating expenses for the completion and remedial services segment increased by 90% to $297.3 million in 2011 as compared to $156.6 million in 2010, due primarily to increased activity levels as well as the Maverick Companies acquisition, which added approximately $29.8 million to the segment’s direct operating expenses since it was acquired in the third quarter of 2011. Segment profits increased to 45% of revenues in 2011 compared to 40% in 2010, due to higher levels of completion and pumping services and improved pricing for our services.

Direct operating expenses for the fluid services segment increased by 19% to $212.0 million in 2011 as compared to $178.2 million in 2010, due to higher activity levels. Segment profits were 36% of revenues in 2011 and 26% of revenues in 2010, due to increases in pricing and utilization of equipment.

Direct operating expenses for the well servicing segment increased by 46% to $228.7 million in 2011 as compared to $156.9 million in 2010, due primarily to the 35% increase in rig hours to 829,600 in 2011 from 613,400 in 2010. Segment profits increased to 31% of revenues in 2011 compared to 23% in 2010, due to improved utilization of equipment and pricing of services.

Direct operating expenses for the contract drilling segment increased by 85% to $28.2 million in 2011 as compared to $15.3 million in 2010 due primarily to a 44% increase in rig operating days in 2011. Segment profits for this segment were 31% of revenues in 2011 compared to 27% in 2010, due primarily to increased dayrates and an increase in the number of drilling rigs.

General and Administrative Expenses.    General and administrative expenses increased by 32% to $142.3 million in 2011 from $107.8 million in 2010, which included $8.0 million and $5.7 million of stock-based compensation expense in 2011 and 2010, respectively. The increase was primarily due to increased personnel and incentive compensation costs, including payroll taxes, the full year effect of the general and administrative expense from the Platinum acquisition that was completed in December 2010 and the six months of general and administrative expense from the Maverick Companies acquisition that was completed in July 2011.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $154.3 million in 2011, as compared to $135.0 million in 2010, reflecting the increase in the size of and investment in our asset base. We invested $218.3 million for acquisitions, $57.7 million for capital leases and an additional $221.8 million for cash capital expenditures in 2011.

Loss on Early Extinguishment of Debt.    In the first quarter of 2011, we recorded a loss of $49.4 million for the retirement of our $225.0 million 11.625% senior secured notes and the retirement of our previous $30.0 million revolving credit facility entered into in September 2010.

Interest Expense.    Interest expense increased by 16% to $53.9 million in 2011 from $46.5 million in 2010. The increased expense was due to the issuance of an aggregate of $475.0 million of 7.75% senior notes in the first half of 2011.

Income Tax Expense.    Income tax expense was $31.8 million in 2011, as compared to a tax benefit of $24.8 million in 2010. Our effective tax rate was approximately 40% in 2011 and our effective tax rate was approximately 36% in 2010. The increase in the effective tax rate was primarily due to the change in the mix and amount of state taxes.

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

Income Tax Expense.    Income tax benefit was $24.8 million in 2010, as compared to a benefit of $87.5 million in 2009. Our effective benefit rate was approximately 36% in 2010 and our effective benefit rate was approximately 26% in 2009. The lower effective benefit rate in 2009 related to the goodwill write-down in the first quarter of 2009 and was due to differences in the taxable nature of the impaired goodwill. A portion of the goodwill came from stock acquisitions, which have zero tax bases.

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations and utilization of capital leases and our $225.0 million revolving credit facility. As of December 31, 2011, we had cash and cash equivalents of $78.5 million compared to $47.9 million as of December 31, 2010. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $279.5 million for the year ended December 31, 2011 as compared to $49.4 million in 2010 and $89.2 million in 2009. The increase in 2011 was due primarily to the increase in profitability resulting from higher revenues and margins offset by the increases in accounts receivable. In July 2011, we received aggregate federal income tax refunds of approximately $80.1 million relating to our 2009 and 2010 tax returns. The decrease in operating cash flows in 2010 compared to 2009 was primarily due to lower profitability being partially offset by the collection of accounts receivable generated in prior periods.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for 2011 were $440.2 million as compared to $113.9 million in 2010, and $51.2 million in 2009. Cash capital expenditures have increased from 2009 through 2011 as the utilization of our assets has improved along with increased profitability. Through our capital lease program, we also added assets of approximately $57.7 million, $23.4 million and $18.6 million in 2011, 2010 and 2009, respectively.

In 2012, we have currently planned capital expenditures of approximately $250 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, our $225.0 million revolving credit facility, the ability to enter into capital leases and a cash balance of $78.5 million at December 31, 2011. In 2011, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2011 (in thousands):

	Obligations Due in Periods Ended December 31,
Contractual Obligations	Total	2012	2013-2014	2015-2016	Thereafter
Long-term debt (excluding capital leases)	$700,000	$—	$—	$225,000	$475,000
Interest on long-term debt	340,219	52,844	105,688	89,656	92,031
Capital leases	81,199	34,115	39,481	7,470	133
Operating leases	19,038	4,369	7,006	5,446	2,217
Asset retirement obligations	1,845	204	420	211	1,010
Other long-term liabilities	5,327	4,019	1,308	—	—

Total	$1,147,628	$95,551	$153,903	$327,783	$570,391

Our long-term debt as of December 31, 2011, excluding capital leases, consisted of our $225.0 million 7.125% Senior Notes and our $475.0 million 7.75% Senior Notes. Interest on long-term debt relates to our future contractual interest obligations on our Senior Notes. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

7.125% Senior Notes due 2016

In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “7.125% Senior Notes”). The 7.125% Senior Notes are jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). As of December 31, 2011, these three subsidiaries held no assets and performed no operations. The net proceeds from the offering were used to retire the outstanding balance of our Term B Loan balance and to pay down the outstanding balance under our previous credit facility. Remaining proceeds were used for general corporate purposes, including acquisitions.

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

The 7.125% Senior Notes Indenture contains covenants that limit the ability of us and certain of our subsidiaries to:

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

The Senior Secured Notes and the related guarantees were issued pursuant to an indenture dated as of July 31, 2009 (the “Senior Secured Notes Indenture”), by and among us, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. The obligations under the Senior Secured Notes Indenture were secured as set forth in the Senior Secured Notes Indenture and in a related Security Agreement (the “Secured Notes Security Agreement”), in favor of the trustee, by a first-priority lien (other than Permitted Collateral Liens, as defined in the Senior Secured Notes Indenture) in favor of the trustee, on the collateral described in the Secured Notes Security Agreement.

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

On February 1, 2011, we announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the Senior Secured Notes. On February 15, 2011, we completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. The tender offer expired on March 2, 2011, and all of our obligations under the Senior Secured Notes Indenture have been satisfied and no Senior Secured Notes are outstanding.

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

The 7.75% Senior Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. The purchase price for the $275.0 million of 7.75% Senior Notes issued on February 15, 2011 and guarantees was 100.000% of their principal amount and the purchase price for the $200.0 million of 7.75% Senior Notes issued on June 13, 2011 and guarantees was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 7.75% Senior Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer. We also used a portion of the net proceeds from the June Senior Notes offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

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

In addition, at any time before February 15, 2015, we may redeem some or all of the 7.75% Senior Notes at a redemption price equal to 100% of the principal amount of the 7.75% Senior Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

Following a change of control, as defined in the 7.75% Senior Notes Indenture, we will be required to make an offer to repurchase all or a portion of the 7.75% Senior Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 7.75% Senior Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of December 31, 2011, the non guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million.

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

We had no borrowings and $18.8 million of letters of credit outstanding under the Credit Agreement as of December 31, 2011, giving us $206.2 million of available borrowing capacity. At December 31, 2011, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC requires us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of December 31, 2011, we had total capital leases of approximately $81.2 million.

Losses on Extinguishment of Debt

In February 2011, upon the retirement of the 11.625% Senior Secured Notes and the termination of our previous $30.0 million revolving credit facility, we wrote off unamortized debt issuance costs of approximately $3.9 million and unamortized discount of $9.2 million. We also paid a premium of $36.2 million to the holders of the 11.625% Senior Secured Notes for the early termination of the notes.

Preferred Stock

At December 31, 2011 and December 31, 2010, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of December 31, 2011, we had approximately $83.3 million of NOL carryforwards.

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

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. Basic currently does not have any items of other comprehensive income and therefore does not expect a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles – Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Basic early adopted this accounting standard update and it has changed the process Basic uses to determine if goodwill is impaired but it has not had a material impact on Basic’s consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2011, we had no borrowings outstanding under any agreements with market risk sensitive instruments, and were not party to any other material market risk sensitive instruments.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2011, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired the Maverick Companies, Pat’s P&A, Inc., and Cryogas Services LLP (collectively, the “Acquisitions”) during 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, the Acquisitions’ internal control over financial reporting associated with total assets of $219.9 million and total revenues of $68.6 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2011.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Kenneth V. Huseman	/s/ Alan Krenek
Kenneth V. Huseman	Alan Krenek
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited Basic Energy Services, Inc’s (the Company) internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired the Maverick Companies, Pat’s P&A, Inc., and Cryogas Services LLP (collectively, the “Acquisitions”) during 2011, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2011, the Acquisitions’ internal control over financial reporting associated with total assets of $219.9 million and total revenues of $68.6 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2011. Our audit of internal control over financial reporting of Basic Energy Services, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011, and our report dated February 24, 2012 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 24, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2011. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2011, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2012 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 24, 2012

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$78,458	$47,918
Trade accounts receivable, net of allowance of $1,230 and $3,078, respectively	254,446	150,364
Accounts receivable — related parties	65	42
Income tax receivable	314	79,480
Inventories	34,963	21,556
Prepaid expenses	8,667	5,425
Other current assets	6,768	18,193
Deferred tax assets	39,154	8,290

Total current assets	422,835	331,268

Property and equipment, net	856,412	625,702
Deferred debt costs, net of amortization	16,131	6,835
Goodwill	82,571	16,150
Other intangible assets, net of amortization	74,637	45,833
Other assets	7,342	4,025

Total assets	$1,459,928	$1,029,813

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$56,957	$40,477
Accrued expenses	65,096	51,237
Current portion of long-term debt	34,115	24,231
Other current liabilities	315	3,309

Total current liabilities	156,483	119,254

Long-term debt, net of discount or premium on notes of $1,892 and $9,425 at December 31, 2011 and 2010, respectively	748,976	474,628
Deferred tax liabilities	183,551	123,393
Other long-term liabilities	11,215	10,615
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2011 and December 31, 2010, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 42,530,809 shares issued and 42,486,645 shares outstanding at December 31, 2011; and 42,394,809 shares issued and 41,310,447 shares outstanding at December 31, 2010	425	424
Additional paid-in capital	345,619	335,927
Retained earnings (deficit)	13,659	(27,544)
Treasury stock, at cost 44,164 and 1,084,362 shares at December 31, 2011 and 2010, respectively	—	(6,884)

Total stockholders’ equity	359,703	301,923

Total liabilities and stockholder’s equity	$1,459,928	$1,029,813

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except per share amounts)

	Years ended December 31
	2011	2010	2009
Revenues:
Completion and remedial services	$537,134	$261,436	$134,818
Fluid services	332,010	241,164	214,822
Well servicing	333,057	204,872	160,614
Contract drilling	41,054	20,767	16,373

Total revenues	1,243,255	728,239	526,627

Expenses:
Completion and remedial services	297,276	156,573	95,287
Fluid services	211,959	178,152	159,079
Well servicing	228,723	156,885	121,618
Contract drilling	28,154	15,250	13,604
General and administrative, including stock-based compensation of $7,955, $5,666 and $5,152 in 2011, 2010 and 2009 respectively	142,264	107,781	104,253
Depreciation and amortization	154,341	135,001	132,520
Loss on disposal of assets	447	2,856	2,650
Goodwill impairment	—	—	204,014

Total expenses	1,063,164	752,498	833,025

Operating income (loss)	180,091	(24,259)	(306,398)
Other income (expense):
Interest expense	(53,886)	(46,471)	(32,949)
Interest income	1,587	103	563
Gain on bargain purchase	—	1,772	—
Loss on early extinguishment of debt	(49,366)	—	(3,481)
Other income	525	499	1,198

Income (loss) from continuing operations before income taxes	78,951	(68,356)	(341,067)
Income tax benefit (expense)	(31,788)	24,793	87,529

Net income (loss) available to common stockholders	47,163	(43,563)	(253,538)
Basic earnings per share of common stock:

Net income (loss) available to common stockholders	$1.17	$(1.10)	$(6.39)

Diluted earnings per share of common stock:

Net income (loss) available to common stockholders	$1.14	$(1.10)	$(6.39)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2008	41,734,485	$417	$325,785	$(8,371)	$277,173	$595,004
Issuances of restricted stock	660,324	7	(7)	462	(462)	—
Amortization of share based compensation	—	—	5,127	—	—	5,127
Treasury stock issued as compensation to Chairman of the Board	—	—	—	43	(19)	24
Purchase of treasury stock	—	—	—	(6,151)	—	(6,151)
Exercise of stock options	—	—	(352)	54	(19)	(317)
Net loss	—	—	—	—	(253,538)	(253,538)

Balance — December 31, 2009	42,394,809	424	330,553	(13,963)	23,135	340,149
Issuances of restricted stock	—	—	—	6,896	(6,896)	—
Amortization of share based compensation	—	—	5,666	—	—	5,666
Purchase of treasury stock	—	—	—	(359)	—	(359)
Exercise of stock options / vesting of restricted stock	—	—	(292)	542	(220)	30
Net loss	—	—	—	—	(43,563)	(43,563)

Balance — December 31, 2010	42,394,809	424	335,927	(6,884)	(27,544)	301,923
Issuances of restricted stock	—	—	(32)	5,783	(5,751)	—
Amortization of share based compensation	—	—	7,955	—	—	7,955
Purchase of treasury stock	—	—	—	(1,872)	—	(1,872)
Exercise of stock options / vesting of restricted stock	136,000	1	1,769	2,973	(209)	4,534
Net income	—	—	—	—	47,163	47,163

Balance — December 31, 2011	42,530,809	$425	$345,619	$—	$13,659	$359,703

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2011	2010	2009
Cash flows from operating activities:
Net income (loss)	$47,163	$(43,563)	$(253,538)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	154,341	135,001	132,520
Gain on bargain purchase	—	(1,772)	—
Goodwill impairment	—	—	204,014
Accretion on asset retirement obligation	124	162	149
Change in allowance for doubtful accounts	(1,848)	(1,679)	(1,081)
Amortization of deferred financing costs	2,349	1,567	1,414
Amortization of discount or premium on notes	6,385	1,937	740
Non-cash compensation	7,955	5,666	5,152
Loss on early extinguishment of debt (non-cash)	3,940	—	3,481
Premium on retirement of 11.625% senior secured notes	36,179	—	—
Loss on disposal of assets	447	2,856	2,650
Deferred income taxes	30,695	(5,993)	(25,230)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(88,863)	(55,304)	88,149
Inventories	(12,057)	(2,411)	975
Prepaid expenses and other current assets	(1,344)	4,800	(1,444)
Other assets	(2,853)	(949)	(1,010)
Accounts payable	12,140	16,002	(5,441)
Excess tax expense (benefits) from exercise of employee stock options / vesting of restricted stock	—	292	351
Income tax receivable	79,166	(17,986)	(58,981)
Other liabilities	(6,941)	3,074	(343)
Accrued expenses	12,477	7,683	(3,322)

Net cash provided by operating activities	279,455	49,383	89,205

Cash flows from investing activities:
Purchase of property and equipment	(221,839)	(63,579)	(43,367)
Proceeds from sale of assets	20,843	2,521	4,134
Change in restricted cash	—	14,123	(14,123)
Payments for other long-term assets	(624)	(666)	(1,692)
Payments for businesses, net of cash acquired	(218,347)	(50,278)	(7,816)

Net cash used in investing activities	(419,967)	(97,879)	(62,864)

Cash flows from financing activities:
Proceeds from debt	498,850	—	241,697
Payments of debt	(278,696)	(28,253)	(239,543)
Premium on retirement of 11.625% senior secured notes	(36,179)	—	—
Purchase of treasury stock	(1,872)	(359)	(6,151)
Excess tax benefits (expense) from exercise of employee stock options / vesting of restricted stock	—	(292)	(351)
Tax withholding from exercise of stock options	(3,175)	(108)	(5)
Exercise of employee stock options	7,709	430	38
Deferred loan costs and other financing activities	(15,585)	(361)	(7,804)

Net cash provided by or (used) in financing activities	171,052	(28,943)	(12,119)

Net increase (decrease) in cash and equivalents	30,540	(77,439)	14,222
Cash and cash equivalents — beginning of year	47,918	125,357	111,135

Cash and cash equivalents — end of year	$78,458	$47,918	$125,357

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2011, 2010, and 2009

1.	Nature of Operations

Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and wellsite construction services, well servicing and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Pennsylvania, West Virginia, Wyoming, North Dakota, Colorado, Utah and Montana.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2011 and 2010. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments.

	December 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7.125% Senior Notes	$225,000	$228,375	$225,000	$218,250
11.625% Senior Secured Notes	—	—	225,000	249,750
7.75% Senior Notes	475,000	482,125	—	—

7.125% Senior Notes, 11.625% Senior Secured Notes, and 7.75% Senior Notes: The fair value of our long-term notes is based upon the quoted market prices at December 31, 2011 and December 31, 2010.

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

Building and improvements	20-30 years
Well servicing units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Frac/test tanks	10 years
Pressure pumping equipment	5-10 years
Construction equipment	3-10 years
Contract drilling equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	2-15 years
Aircraft	5 years
Software and computers	3 years

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

Deferred debt costs were approximately $20.8 million net of accumulated amortization of $4.6 million, and $10.7 million net of accumulated amortization of $3.9 million at December 31, 2011 and December 31, 2010, respectively. Amortization of deferred debt costs totaled approximately $2.3 million, $1.6 million and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Basic recorded a charge of $3.9 million during the first quarter of 2011 related to the write-off of debt costs associated with its 11.625% Senior Secured Notes and $30.0 million revolving credit facility. On February 15, 2011, Basic terminated the revolving credit facility and completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. Basic also incurred $3.2 million of deferred debt costs associated with the $165.0 million revolving credit facility entered into on February 15, 2011. Additionally, on June 13, 2011 Basic incurred $12.4 million of deferred debt costs associated with the issuance of additional 7.75% Senior Notes due 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely that not that the fair value of the reporting unit is less than the carrying amount, then the two step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Basic completes its assessment of goodwill impairment as of December 31 each year.

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

The changes in the carrying amount of goodwill for the year ended December 31, 2011, are as follows (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2010	$10,771	$488	$4,891	$—	$16,150
Goodwill additions	61,598	3,598	1,225	—	66,421

Balance as of December 31, 2011	$72,369	$4,086	$6,116	$—	$82,571

Basic had trade names of $1.9 million as of December 31, 2011 and $1.8 million as of December 31, 2010, respectively. Trade names have an indefinite life and are tested for impairment annually.

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $78.2 million and $48.0 million as of December 31, 2011 and 2010, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $7.6 million and $4.9 million at December 31, 2011 and 2010, respectively. The gross carrying amount of other intangible assets subject to amortization was $1.1 million and $746,000 as of December 31, 2011 and December 31, 2010, respectively. Accumulated amortization related to these intangible assets totaled approximately $14.1 million and $9.6 million at December 31, 2011 and 2010, respectively. Amortization expense for the years ended December 31, 2011, 2010 and 2009 was approximately $5.5 million, $3.4 million, and $3.1 million, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $6.6 million, $6.2 million, $6.2 million, $6.1 million, and $5.6 million in 2012, 2013, 2014, 2015, and 2016, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of December 31, 2011 were $58.0 million, $3.7 million, $6.4 million and $4.6 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively.

Amortizable Intangible Assets at December 31, 2011 (in thousands):
Customer Relationships	$78,159
Accumulated Amortization Customer Relationships	(10,937)
Non-Compete Agreements	7,552
Accumulated Amortization Non-Compete Agreements	(3,111)
Other Intangible Assets	1,126
Accumulated Amortization Other Intangible Assets	(91)

Total Amortizable Intangible Assets	$72,698

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over 15-year life.

Basic has identified its reporting units to be completion and remedial services, fluid services, well servicing and contract drilling.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Stock-Based Compensation

We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2009, 2010, and 2011 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Accounts Receivable

Basic estimates its allowance for losses on accounts receivable based on historic collections and expectations for future collections. These losses historically have been within management’s expectations. Basic regularly reviews accounts for collectability. After all collection efforts are exhausted, if the balance is still determined to be uncollectable, the balance is written off.

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2011, 2010, or 2009.

Asset Retirement Obligations

Basic is required to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating it over the life of the asset. Subsequent to the initial measurement of

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Comprehensive Income (Loss)

All items that are required to be recognized under accounting rules as components of comprehensive income (loss) are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss). For the three-year period ended December 31, 2011, Basic did not have any items of other comprehensive income (loss).

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

occurred as of the beginning of the comparable prior annual reporting period only. The Company adopted ASU 2010-29 on January 1, 2011. This update had no impact on the Company’s financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income: Presentation of Comprehensive Income” (“ASU 2011-05”). ASU 2011-05 requires companies to present the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements of net income and other comprehensive income. This statement is effective for interim and annual periods beginning after December 15, 2011. Early adoption is permitted and the amendments in this update will be applied retrospectively. Basic currently does not have any items of other comprehensive income and therefore does not expect a material impact on its consolidated financial statements.

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Basic early adopted this accounting standard update and it has changed the process Basic uses to determine if goodwill is impaired but it has not had a material impact on Basic’s consolidated financial statements.

3.	Acquisitions

In 2011, 2010 and 2009, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting. The following table summarizes the final values at the date of acquisition, except for the acquisitions completed in 2011 whose values are provisional (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)
Team Snubbing Services, Inc.	December 28, 2009	$6,985

Total 2009		$6,985

Rocky Mountain Cementers, Inc.	March 1, 2010	$687
New Tech Systems, Inc	April 20, 2010	900
Taylor Rig, LLC	May 3, 2010	8,734
Platinum Pressure Services, Inc.	December 16, 2010	39,942

Total 2010		$50,263

Lone Star Anchor Trucking, Inc	July 7, 2011	$10,102
Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively the “Maverick Companies”)	July 8, 2011	186,251
Pat’s P&A, Inc.	August 1, 2011	10,900
Cryogas Services LLP	September 8, 2011	11,085

Total 2011		$218,338

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of the Maverick Companies in July 2011 has been deemed significant and is discussed below in further detail. The pro forma effect of the remainder of the acquisitions completed in 2009, 2010 or 2011 are not material, either individually or when aggregated, to the reported results of operations.

The Maverick Companies

On July 8, 2011, Basic acquired all of the equity interests of Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively the “Maverick Companies”). The results of the Maverick Companies’ operations have been included in the financial statements since that date. The amount of revenue included in the consolidated income statement since the date of acquisition was $62.4 million. The aggregate purchase price was approximately $186.3 million in cash. This acquisition allowed us to expand our stimulation, coiled tubing, and thru tubing business in Colorado, New Mexico, Utah, and Oklahoma. This acquisition also allowed us to enter the water treatment business. The Maverick Companies operate in Basic’s completion and remedial segment. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for the Maverick Companies (in thousands):

Current Assets	$17,036
Property and Equipment	92,856
Other Intangible Assets(1)	29,400
Goodwill(2)	58,167
Other Non-Current Assets	464

Total Assets Acquired	$197,923

Current Liabilities	$9,534
Deferred Income Taxes	—

Total Liabilities Assumed	$9,534

Net Assets Acquired	$188,389

(1)

Other intangible assets consists of customer relationship of $25.3 million, amortizable over 15 years, non-compete agreements of $3.6 million, amortizable over five years, intelectual property of $380,000, amortizable over 15 years, and trade name of $170,000 with an indefinite life.

(2)

Goodwill is primarily attributable to operational and cost synergies expected to be realized from the acquisition by integrating Maverick’s equipment and assembled workforce. All of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro-forma results of operations have been prepared as though the Maverick Companies acquisition had been completed on January 1, 2010. Pro-forma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

	Twelve Months Ended December 31,
	2011	2010
Revenues	$1,298,636	$780,515
Net income (loss)	$51,166	$(51,108)
Earnings per common share — basic	$1.27	$(1.29)
Earnings per common share — diluted	$1.23	$(1.29)

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

In preparing the pro-forma financials Basic added $9.4 million of depreciation for 2010 and $6.3 million of depreciation for 2011. Amortization expense, for the amortization of intangible assets, of $2.4 million and $1.2 million was included for 2010 and 2011, respectively. Interest expense of $14.4 million and $6.5 million was included for 2010 and 2011, respectively.

4.	Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Land	$11,314	$5,361
Buildings and improvements	47,710	32,047
Well service units and equipment	447,743	416,015
Fluid services equipment	179,495	148,989
Brine and fresh water stations	13,000	10,969
Frac/test tanks	246,816	151,379
Pressure pumping equipment	246,931	171,892
Construction equipment	29,281	27,799
Contract drilling equipment	93,728	44,181
Disposal facilities	78,632	66,388
Vehicles	54,238	39,844
Rental equipment	46,851	43,502
Aircraft	4,251	4,251
Software	23,595	22,296
Other	15,690	7,345

	1,539,275	1,192,258
Less accumulated depreciation and amortization	682,863	566,556

Property and equipment, net	$856,412	$625,702

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Light vehicles	$28,794	$25,800
Well service units and equipment	1,671	1,791
Fluid services equipment	83,544	65,874
Pressure pumping equipment	24,260	18,293
Construction equipment	1,341	1,269
Software	16,896	15,548
Other	557	244

	157,063	128,819
Less accumulated amortization	60,455	56,087

	$96,608	$72,732

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Amortization of assets held under capital leases of approximately $22.0 million, $21.2 million and $20.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5.	Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2011	December 31, 2010
Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
11.625% Senior Secured Notes	—	225,000
7.75% Senior Notes	475,000	—
Unamortized (discount) premium	1,892	(9,425)
Capital leases and other notes	81,199	58,284

	783,091	498,859
Less current portion	34,115	24,231

	$748,976	$474,628

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

The 7.125% Senior Notes Indenture contains covenants that, among other things, limit the ability of Basic and its restricted subsidiaries to incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the 7.125% Senior Notes Indenture. At December 31, 2011, Basic was in compliance with the restrictive covenants under the 7.125% Senior Notes Indenture.

As part of the issuance of the above-mentioned 7.125% Senior Notes, Basic incurred debt issuance costs of approximately $5.2 million, which are being amortized to interest expense using the effective interest method over the term of the 7.125% Senior Notes.

The 7.125% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of December 31, 2011, these three subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.

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

The 7.75% Senior Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of the sale of the 7.75% Senior Notes, Basic was required to take appropriate steps to offer to exchange other 7.75% Senior Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement 7.75% Senior Notes. Basic completed the exchange offer for all of the 7.75% Senior Notes on November 15, 2011.

The purchase price for the $275.0 million of 7.75% Senior Notes issued on February 15, 2011 was 100.000% of their principal amount and the purchase price for the $200.0 million of 7.75% Senior Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. Basic received net proceeds from the issuance of the 7.75% Senior Notes of approximately $464.6 million after premiums and offering expenses. Basic used a portion of the net proceeds from the February 2011 offering to fund its tender offer and consent solicitation for its 11.625% Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer. Basic used a portion of the net proceeds from the June 2011 offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The 7.75% Senior Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and sell assets or consolidate or merge with or into other companies. These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications set forth in the 7.75% Senior Notes Indenture. At December 31, 2011, Basic was in compliance with the restrictive covenants under the 7.75% Senior Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the 7.75% Senior Notes offering, Basic entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of December 31, 2011, the non-guarantor subsidiaries held no assets and performed no operations.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Basic had no borrowings and $18.8 million of letters of credit outstanding under the Credit Agreement as of December 31, 2011. At December 31, 2011, Basic had availability under the Credit Agreement of $206.2 million. At December 31, 2011, Basic was in compliance with its covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At December 31, 2011, Basic was in compliance with this covenant.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

As of December 31, 2011 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases
2012	$—	$34,115
2013	—	23,164
2014	—	16,317
2015	—	6,765
2016	225,000	705
Thereafter	475,000	133

	$700,000	$81,199

Basic’s interest expense consisted of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Cash payments for interest	$47,077	$43,814	$21,357
Commitment and other fees paid	915	19	159
Amortization of debt issuance costs and discount on senior secured notes	2,495	3,504	2,153
Change in accrued interest	3,347	4	9,277
Capitalized interest	—	(887)	—
Other	52	17	3

	$53,886	$46,471	$32,949

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

6.	Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2011	2010	2009
Current:
Federal	$(57)	$(19,190)	$(58,972)
State	1,150	390	(3,327)

Total	1,093	(18,800)	(62,299)

Deferred:
Federal	27,940	(5,045)	(23,217)
State	2,755	(948)	(2,013)

Total	30,695	(5,993)	(25,230)

Total income tax expense (benefit)	$31,788	$(24,793)	$(87,529)

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Basic paid no federal income taxes during 2011 or 2010. Basic paid federal income taxes of $243,000 during 2009.

Reconciliation between the amount determined by applying the federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2011	2010	2009
Statutory federal income tax	$27,633	$(23,925)	$(119,374)
Meals and entertainment	630	473	374
State taxes, net of federal benefit	3,504	(847)	(4,227)
Impairment of non-dedcutible goodwill	—	—	35,586
Changes in estimates and other	21	(494)	112

	$31,788	$(24,793)	$(87,529)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Receivables allowance	$456	$1,132
Inventory	177	42
Asset retirement obligation	492	443
Accrued liabilities	8,695	9,148
Operating loss carryforward	32,946	5,472
Goodwill and intangibles	8,298	10,399
Deferred compensation	6,732	5,770

Total deferred tax assets	57,796	32,406
Deferred tax liabilities:
Property and equipment	(199,795)	(145,410)
Prepaid expenses	(2,398)	(2,099)

Total deferred tax liabilities	(202,193)	(147,509)

Net deferred tax liability	(144,397)	(115,103)

Recognized as:
Deferred tax assets — current	39,154	8,290
Deferred tax liabilities — non-current	(183,551)	(123,393)

Net deferred tax liability	$(144,397)	$(115,103)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2011 or 2010.

Interest is recorded in interest expense and penalties are recorded in income tax expense. We had no interest or penalties related to an uncertain tax positions during 2011. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the Company’s federal tax returns for fiscal

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

years after 2005 currently remain subject to examination by appropriate taxing authorities. The Company’s 2010 federal income tax return is under examination at this time.

As of December 31, 2011, Basic had approximately $83.3 million of net operating loss carryforwards (“NOL”) for income tax purposes, which begin to expire in 2030.

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

As of December 31, 2011, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ended December 31,
2012	4,369
2013	3,779
2014	3,227
2015	3,042
2016	2,404
Thereafter	2,217

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Rent expense approximated $17.2 million, $12.8 million and $13.4 million for 2011, 2010 and 2009, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the employment agreement with Mr. Huseman, Chief Executive Officer and President of Basic, effective December 31, 2006 through December 31, 2012, Mr. Huseman is currently entitled to an annual salary of $700,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Huseman would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, Mr. Huseman would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic has entered into employment agreements with various other executive officers through December 2012. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to either 0.75 times to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination occurred . If employment is terminated for certain reasons within the six months preceding or the twelve months following the chance of control of the Company, he would be entitled to a lump sum severance payment equal to either 1.0 or 2.0 times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $750,000, $750,000 and $250,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2011 and 2010, Basic classified the workers’ compensation self-insured risk reserve between short-term and long-term, with $5.0 million and $4.0 million being allocated to short-term and $5.5 million and $4.9 million being allocated to long-term, respectively.

At December 31, 2011 and December 31, 2010, self-insured risk accruals totaled approximately $19.7 million, net of $1,000 receivable for medical and dental coverage, and $16.6 million, net of $164,000 receivable for medical and dental coverage, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

8.	Stockholders’ Equity

Common Stock

At December 31, 2011 and 2010, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

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

During the year ended 2011, Basic issued 480,000 shares of common stock from treasury stock for the exercise of stock options and 136,000 shares of newly-issued common stock for the exercise of stock options.

Treasury Stock

On October 13, 2008, Basic announced that its Board of Directors authorized the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors,

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

including the price of the common stock, general market conditions, available cash and alternative investment opportunities. In 2009, Basic repurchased 809,093 shares at a total price of $6.0 million (an average of $7.41 per share), inclusive of commissions and fees. The stock repurchase program was suspended by the Board of Directors during the first quarter of 2009.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic repurchased a total of 79,730 and 40,381 shares through net share settlements during 2011 and 2010, respectively.

Preferred Stock

At December 31, 2011 and 2010, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

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

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 26, 2009) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 8,350,000 shares. Of these shares, approximately 2,356,941 shares are available for grant as of December 31, 2011. The Plan is administered by the Plan committee, and in the absence of a Plan

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

There were no options granted during 2011, 2010 or 2009.

During the years ended December 31, 2011, 2010 and 2009, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately $8.0 million, $5.7 million and $5.2 million, respectively. For compensation expense recognized during the years ended December 31, 2011, 2010 and 2009, Basic recognized a tax benefit of approximately $3.2 million, $2.1 million and $1.9 million, respectively.

As of December 31, 2011, there was $15.5 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of share-based awards vested during the years ended December 31, 2011, 2010 and 2009 was approximately $9.1 million, $3.9 million and $4.1 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $619,000 and $201,000, respectively, for the years ended December 31, 2010 and 2009. During 2011 there was no tax benefit due to the NOL, if there was no NOL the tax benefit would have been $1.4 million.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire ten years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2011 and the changes during the twelve months then ended:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value (000’s)
Non-statutory stock options:
Outstanding, beginning of period	1,414,450	$11.44
Options granted	—	$—
Options forfeited	(5,000)	$6.98
Options exercised	(616,000)	$7.36
Options expired	(6,000)	$26.84

Outstanding, end of period	787,450	$14.55	3.47	$5,988

Exercisable, end of period	764,450	$14.30	3.42	$5,988

Vested or expected to vest, end of period	787,450	$14.55	3.47	$5,988

The total intrinsic value of share options exercised during the years ended December 31, 2011, 2010 and 2009 was approximately $12.4 million, $393,000 and $15,000, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Cash received from option exercises under the Plan was approximately $4.5 million, $322,000 and $35,000 for the years ended December 31, 2011, 2010 and 2009, respectively. The actual tax benefit realized for the tax deductions from options exercised was $142,000 and $6,000, respectively, for the years ended December 31, 2010 and 2009. During 2011 there was no tax benefit due to the NOL, if there was no NOL the tax benefit would have been $3.7 million.

The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 10, 2011, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2011 through December 31, 2011, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 148,683 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2013. As of December 31, 2011, Basic estimated that 112.5% of the target number of performance-based awards will be earned.

A summary of the status of the Company’s non-vested share grants at December 31, 2011 and changes during the year ended December 31, 2011 is presented in the following table:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	1,802,573	$11.06
Granted during period	686,600	19.48
Vested during period	(343,785)	13.48
Forfeited during period	(183,217)	12.87

Nonvested at end of period	1,962,171	$13.41

11.	Related Party Transactions

Basic had receivables from employees of approximately $65,000 and $42,000 as of December 31, 2011 and December 31, 2010, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In October 2011, Basic purchased approximately 17 acres of land for approximately $209,000 from Darle Vuelta Cattle Co., LLC.

12.	Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees. Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. Basic makes a matching

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $2.6 million, $80,000, and $671,000 in 2011, 2010 and 2009, respectively.

13.	Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $9,800 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated an expense of $128,000 in 2011, an expense of $337,000 in 2010 and an expense of $565,000 in 2009, respectively.

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

	Years ended December 31,
	2011	2010	2009
Numerator (both basic and diluted):
Net income available to common stockholders	$47,163	$(43,563)	$(253,538)

Denominator:
Denominator for basic earnings per share	40,375,013	39,714,053	39,684,231
Stock options	382,436	—	—
Unvested restricted stock	779,180	—	—

Denominator for diluted earnings per share	41,536,629	39,714,053	39,684,231

Basic earnings per common share:
Net income available to common stockholders	$1.17	$(1.10)	$(6.39)

Diluted earnings per common share:
Net income available to common stockholders	$1.14	$(1.10)	$(6.39)

There were no antidiluvite shares at December 31, 2011. The number of antidilutive shares at December 31, 2010 and 2009 was 1.7 million and 1.4 million, respectively.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Completion and Remedial Services:    This segment utilizes a fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, coiled tubing services, nitrogen services, water treatment, cased-hole wireline units, an array of specialized rental equipment and fishing tools, thru-tubing and snubbing units. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Corporate and Other	Total
Year ended December 31, 2011
Operating revenues	$537,134	$332,010	$333,057	$41,054	$—	$1,243,255
Direct operating costs	(297,276)	(211,959)	(228,723)	(28,154)	—	$(766,112)

Segment profits	$239,858	$120,051	$104,334	$12,900	$—	$477,143

Depreciation and amortization	$45,651	$42,612	$48,016	$9,994	$8,068	$154,341
Capital expenditures, (excluding acquisitions)	$57,928	$51,543	$46,805	$53,112	$12,451	$221,839
Identifiable assets	$398,664	$241,720	$280,992	$77,402	$461,150	$1,459,928
Year ended December 31, 2010
Operating revenues	$261,436	$241,164	$204,872	$20,767	$—	$728,239
Direct operating costs	(156,573)	(178,152)	(156,885)	(15,250)	—	$(506,860)

Segment profits	$104,863	$63,012	$47,987	$5,517	$—	$221,379

Depreciation and amortization	$33,538	$38,745	$50,530	$5,171	$7,017	$135,001
Capital expenditures, (excluding acquisitions)	$15,795	$18,247	$23,797	$2,435	$3,305	$63,579
Identifiable assets	$215,503	$185,057	$248,441	$28,375	$352,437	$1,029,813
Year ended December 31, 2009
Operating revenues	$134,818	$214,822	$160,614	$16,373	$—	$526,627
Direct operating costs	(95,287)	(159,079)	(121,618)	(13,604)	—	$(389,588)

Segment profits	$39,531	$55,743	$38,996	$2,769	$—	$137,039

Depreciation and amortization	$31,313	$37,594	$49,005	$7,237	$7,371	$132,520
Capital expenditures, (excluding acquisitions)	$10,247	$12,303	$16,037	$2,368	$2,412	$43,367
Identifiable assets	$194,988	$195,107	$244,556	$41,320	$363,570	$1,039,541

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2011	2010	2009
Segment profits	$477,143	$221,379	$137,039
General and administrative expenses	(142,264)	(107,781)	(104,253)
Depreciation and amortization	(154,341)	(135,001)	(132,520)
Gain (loss) on disposal of assets	(447)	(2,856)	(2,650)
Goodwill impairment	—	—	(204,014)

Operating income (loss)	$180,091	$(24,259)	$(306,398)

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

16.	Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2011	2010
Compensation related	$27,068	$20,936
Workers’ compensation self-insured risk reserve	4,967	3,968
Health self-insured risk reserve	3,928	4,374
Authority for expenditure accrual	379	141
Ad valorem taxes	5	171
Sales tax	2,590	1,343
Insurance obligations	6,174	3,576
Purchase order accrual	—	39
Professional fee accrual	497	564
Contingent earnout obligation	345	346
Fuel accrual	1,432	1,415
Accrued interest	17,711	14,364

	$65,096	$51,237

17.	Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year ended December 31,
	2011	2010	2009
	(In thousands)
Capital leases issued for equipment	$57,693	$23,363	$18,594
Asset retirement obligation additions	$53	$67	$149

Basic paid $990,000 in income taxes during the year ended December 31, 2011 and paid no income taxes during the year ended December 31, 2010. Basic paid approximately $2.3 million in income taxes during the year ended December 31, 2009.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

18.	Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2011 and 2010 (in thousands, except earnings per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2011:
Total revenues	$246,054	$296,855	$345,987	$354,359	$1,243,255
Segment profits	$89,968	$111,538	$136,647	$138,990	$477,143
Income from continuing operations	$(18,493)	$16,550	$26,595	$22,511	$47,163
Net income available to common stockholders	$(18,493)	$16,550	$26,595	$22,511	$47,163
Basic earnings per share of common stock(a):
Net income available to common stockholders	$(0.46)	$0.41	$0.66	$0.55	$1.17
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(0.46)	$0.40	$0.64	$0.54	$1.14
Weighted average common shares outstanding:
Basic	39,884	40,356	40,451	40,658	40,375
Diluted	39,884	41,336	41,396	41,307	41,537
Year ended December 31, 2010:
Total revenues	$142,966	$175,132	$197,261	$212,880	$728,239
Segment profits	$36,933	$53,588	$59,051	$71,807	$221,379
Income from continuing operations	$(21,591)	$(10,672)	$(9,332)	$(1,968)	$(43,563)
Net income available to common stockholders	$(21,591)	$(10,672)	$(9,332)	$(1,968)	$(43,563)
Basic earnings per share of common stock(a):
Net income available to common stockholders	$(0.54)	$(0.27)	$(0.23)	$(0.05)	$(1.10)
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(0.54)	$(0.27)	$(0.23)	$(0.05)	$(1.10)
Weighted average common shares outstanding:
Basic	39,621	39,724	39,743	39,776	39,714
Diluted	39,621	39,724	39,743	39,776	39,714

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the liability during years ended December 31, 2011 and 2010 (in thousands):

Balance, December 31, 2009	$1,969
Additional asset retirement obligations recognized through acquisitions	45
Accretion expense	162
Settlements	(81)
Adjustment for change in estimate	(112)
Balance, December 31, 2010	$1,983

Additional asset retirement obligations recognized through acquisitions	53
Accretion expense	124
Settlements	(315)
Balance, December 31, 2011	$1,845

20.	Subsequent Events

On January 13, 2012, Basic acquired substantially all of the operating assets of Mayo Marrs Casing Pulling, Inc., MMCP Leasing, LTD. and MMCP Equipment, LTD. for approximately $6.6 million.

Schedule II — Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Charged to Other Accounts(b)	Deductions(c)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2011
Allowance for Bad Debt	$3,078	$(1,171)	$—	$(677)	$1,230
Year Ended December 31, 2010
Allowance for Bad Debt	$4,757	$352	$—	$(2,031)	$3,078
Year Ended December 31, 2009
Allowance for Bad Debt	$5,838	$1,917	$—	$(2,998)	$4,757

(a)	Charges relate to provisions for doubtful accounts

(b)	Reflects the impact of acquisitions

(c)	Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2011, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth below in this Part III, and Items 11 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2011.

Executive Officers of the Registrant

Our executive officers as of December 31, 2011 and their respective ages and positions are as follows:

Name	Age	Position
Kenneth V. Huseman	59	President, Chief Executive Officer and Director
Alan Krenek	56	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
T.M. “Roe” Patterson	37	Senior Vice President and Chief Operating Officer
James F. Newman	47	Group Vice President — Permian Business Unit
Douglas B. Rogers	48	Vice President — Marketing
James E. Tyner	61	Vice President — Human Resources

Set forth below is the description of the backgrounds of our executive officers.

Kenneth V. Huseman (President — Chief Executive Officer and Director) has 33 years of well servicing experience. He has been our President and Chief Executive Officer and a Director since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1978 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 24 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. Prior to joining Basic, he held various financial management positions at Landmark Graphics Corp., Noble Corporation and Pool Energy Services Company. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a certified public accountant.

T. M. “Roe” Patterson (Senior Vice President and Chief Operating Officer) has 17 years of related industry experience. He has been our Senior Vice President and Chief Operating Officer since April 2011, and has been a Senior Vice President since September 2008 and the Vice President of various different groups within Basic since February 2006. Prior to joining us, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

James F. Newman (Group Vice President — Permian Business Unit) has 27 years of related industry experience and has been our Group Vice President — Permian Business Unit since April 2011 and has been a Group Vice President since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Professional Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

Douglas B. Rogers (Vice President — Marketing) has 29 years of related industry experience. He joined Basic in 2007 and serves as Vice President Marketing after serving as Vice President Contracts for the Drilling Division. Mr. Rogers was Vice President Rocky Mountain Division for Patterson-UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson-UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.

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

4.6*

Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 1, 2007)

4.7*

Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*

Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*

Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*

Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10,2011)

4.11*

Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.12*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*

First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

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

10.3*

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

10.4*

Security Agreement dated as of September 28, 2010, among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)

10.5*

Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of September 28, 2010 among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

10.6*

Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.7*

Amendment No. 1 to Credit Agreement, dated as of June 7, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 7, 2011)

10.8*

Amendment No. 2 to Credit Agreement, dated as of July 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.9*

Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.10*

Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.11*†

Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)

10.12*†

First Amendment to Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on June 1, 2011)

10.13*†

Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.14*†

Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.15*†

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

Exhibit No.	Description

10.16*†

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

10.18*†

Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.19*†

Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.20*†

Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)

10.21*†

Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.22*†

Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.23*†

Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.24*†

Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.25*†

Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.26*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)

10.27*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.28*†

Form of Performance-Based Award Agreement for Performance Year 2011 (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

10.29*†

Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

Exhibit No.	Description

10.30*†

Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.31*†

Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.32*†

Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)

10.33*†

First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.34*†

Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)

10.35*†

Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)

10.36*

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

12.1	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-176739), filed on September 8, 2011)

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name: Kenneth V. Huseman
Title: President, Chief Executive Officer and
Director

Date: February 24, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 24, 2012

/s/ Alan Krenek Alan Krenek	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer and Principal Accounting Officer)	February 24, 2012

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	February 24, 2012

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	February 24, 2012

/s/ William E. Chiles William E. Chiles	Director	February 24, 2012

/s/ Robert F. Fulton Robert F. Fulton	Director	February 24, 2012

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	February 24, 2012

/s/ Antonio O. Garza, Jr. Antonio O. Garza, Jr.	Director	February 24, 2012

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	February 24, 2012

EXHIBIT INDEX

Exhibit No.	Description

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

Exhibit No.	Description

4.9*

Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*

Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10,2011)

4.11*

Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.12*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*

First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

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

10.3*

Credit Agreement dated as of September 28, 2010, among Basic Energy Services, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Capital One, National Association, as administrative agent, collateral agent and issuing bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)

10.4*

Security Agreement dated as of September 28, 2010, among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)

10.5*

Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of September 28, 2010 among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

10.6*

Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

Exhibit No.	Description

10.7*

Amendment No. 1 to Credit Agreement, dated as of June 7, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 7, 2011)

10.8*

Amendment No. 2 to Credit Agreement, dated as of July 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.9*

Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.10*

Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.11*†

Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)

10.12*†

First Amendment to Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on June 1, 2011)

10.13*†

Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.14*†

Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.15*†

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.16*†

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.17*†

Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)

10.18*†

Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.19*†

Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.20*†

Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)

Exhibit No.	Description

10.21*†

Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.22*†

Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.23*†

Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.24*†

Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.25*†

Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.26*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)

10.27*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.28*†

Form of Performance-Based Award Agreement for Performance Year 2011 (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

10.29*†

Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.30*†

Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.31*†

Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.32*†

Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)

10.33*†

First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.34*†

Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)

10.35*†

Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)

Exhibit No.	Description

10.36*

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

12.1	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-176739), filed on September 8, 2011)

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement