Form 10-Q
period 2012-03-31
BASIC ENERGY SERVICES INC
filed 2012-04-24
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

43,258,808 shares of the registrant’s Common Stock were outstanding as of April 13, 2012.

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

Important factors that may affect our expectations, estimates or projections include:

•	a decline in, or substantial volatility of, oil or natural gas prices, and any related changes in expenditures by our customers;

•	the effects of future acquisitions on our business;

•	changes in customer requirements in markets or industries we serve;

•	competition within our industry;

•	general economic and market conditions;

•	our access to current or future financing arrangements;

•	our ability to replace or add workers at economic rates; and

•	environmental and other governmental regulations.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$67,230	$78,458
Trade accounts receivable, net of allowance of $1,612 and $1,230, respectively	249,125	254,446
Accounts receivable - related parties	73	65
Income tax receivable	—	314
Inventories	37,924	34,963
Prepaid expenses	10,904	8,667
Other current assets	8,626	6,768
Deferred tax assets	24,474	39,154

Total current assets	398,356	422,835

Property and equipment, net	881,327	856,412

Deferred debt costs, net of amortization	15,439	16,131
Goodwill	82,579	82,571
Other intangible assets, net of amortization	71,807	74,637
Other assets	8,189	7,342

Total assets	$1,457,697	$1,459,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$38,897	$56,957
Accrued expenses	65,500	65,096
Income tax payable	303	—
Current portion of long-term debt	33,976	34,115
Other current liabilities	590	315

Total current liabilities	139,266	156,483

Long-term debt, net of unamortized premium on notes of $1,842 and $1,892, respectively	747,760	748,976
Deferred tax liabilities	180,240	183,551
Other long-term liabilities	12,137	11,215
Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2012 and December 31, 2011	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 43,258,808 shares outstanding at March 31, 2012; 42,530,809 shares issued and 42,486,645 shares outstanding at December 31, 2011	435	425
Additional paid-in capital	347,852	345,619
Retained earnings	33,290	13,659
Treasury stock, at cost, 241,224 and 44,164 shares at March 31, 2012 and December 31, 2011, respectively	(3,283)	0

Total stockholders’ equity	378,294	359,703

Total liabilities and stockholders’ equity	$1,457,697	$1,459,928

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Revenues:
Completion and remedial services	$164,420	$97,507
Fluid services	95,325	72,345
Well servicing	95,902	69,147
Contract drilling	15,250	7,055

Total revenues	370,897	246,054

Expenses:
Completion and remedial services	97,025	54,933
Fluid services	62,847	48,228
Well servicing	67,250	48,440
Contract drilling	10,206	4,485
General and administrative, including stock-based compensation of $2,173 and $1,680 in three months ended March 31, 2012 and 2011, respectively	41,358	31,341
Depreciation and amortization	43,984	32,980
(Gain) loss on disposal of assets	1,719	(1,705)

Total expenses	324,389	218,702

Operating income	46,508	27,352

Other income (expense):
Interest expense	(15,223)	(11,342)
Interest income	12	5
Loss on early extinguishment of debt	—	(49,366)
Other income	149	157

Income (loss) from continuing operations before income taxes	31,446	(33,194)

Income tax benefit (expense)	(11,815)	14,701

Net income (loss)	$19,631	$(18,493)

Earnings per share of common stock:
Basic	$0.48	$(0.46)

Diluted	$0.47	$(0.46)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional Paid-In Capital			Total Stockholders’ Equity
	Common Stock			Treasury	Retained
	Shares	Amount		Stock	Earnings

Balance - December 31, 2011	42,530,809	$425	$345,619	$—	$13,659	$359,703

Issuances of restricted stock	969,223	10	(10)	—	—	—
Amortization of share-based compensation	—	—	2,173	—	—	2,173
Purchase of treasury stock	—	—	—	(3,283)	—	(3,283)
Exercise of stock options / vesting of restricted stock	—	—	70	—	—	70
Net income	—	—	—	—	19,631	19,631

Balance - March 31, 2012 (unaudited)	43,500,032	$435	$347,852	$(3,283)	$33,290	$378,294

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$19,631	$(18,493)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	43,984	32,980
Accretion on asset retirement obligation	28	32
Change in allowance for doubtful accounts	382	(1,269)
Amortization of deferred financing costs	693	432
Amortization and retirement of discount or premium on notes	(50)	6,493
Non-cash compensation	2,397	1,680
Loss on early extinguishment of debt (non-cash)	—	3,940
Premium on retirement of 11.625% senior secured notes	—	36,179
(Gain) loss on disposal of assets	1,719	(1,705)
Deferred income taxes	11,369	(17,002)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	8,027	(25,936)
Inventories	(2,961)	(2,468)
Prepaid expenses and other current assets	(3,803)	(1,548)
Other assets	196	(2,218)
Accounts payable	(18,060)	238
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	—	(1,955)
Income tax payable	617	2,301
Other liabilities	1,136	(323)
Accrued expenses	(84)	9,644

Net cash provided by (used in) operating activities	65,221	21,002

Cash flows from investing activities:
Purchase of property and equipment	(46,823)	(72,442)
Proceeds from sale of assets	1,987	16,687
Payments for other long-term assets	(171)	(140)
Payments for businesses, net of cash acquired	(18,584)	(10)

Net cash used in investing activities	(63,591)	(55,905)

Cash flows from financing activities:
Proceeds from debt	—	275,000
Payments of debt	(9,644)	(229,891)
Premium on retirement of 11.625% senior secured notes	—	(36,179)
Purchase of treasury stock	(3,283)	(1,715)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	—	1,955
Tax withholding from exercise of stock options	(34)	(854)
Exercise of employee stock options	104	1,805
Deferred loan costs and other financing activities	(1)	(9,371)

Net cash provided by (used in) financing activities	(12,858)	750

Net increase (decrease) in cash and equivalents	(11,228)	(34,153)

Cash and cash equivalents - beginning of period	78,458	47,918

Cash and cash equivalents - end of period	$67,230	$13,765

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2012 (unaudited)

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

2. Summary of Significant Accounting Policies

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Basic and its wholly owned subsidiaries. Basic has no variable interest in any other organization, entity, partnership, or contract. All intercompany transactions and balances have been eliminated.

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

Basic’s goodwill and trade name intangibles are considered to have an indefinite useful economic life and are not amortized. Basic assesses impairment of its goodwill and trade name intangibles annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the assets has decreased below the assets’ carrying value. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount then the two-step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

Deferred Debt Costs

Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorney’s fees. These costs are amortized to interest expense using the effective interest method.

Deferred debt costs were approximately $20.8 million net of accumulated amortization of $5.3 million, and $20.8 million net of accumulated amortization of $4.6 million at March 31, 2012 and December 31, 2011, respectively. Amortization of deferred debt costs totaled approximately $693,000 and $432,000 for the three months ended March 31, 2012 and 2011, respectively.

Basic recorded a charge of $3.9 million during the first quarter of 2011 related to the write-off of debt costs associated with its 11.625% Senior Secured Notes and $30.0 million revolving credit facility. On February 15, 2011, Basic terminated the revolving credit facility and completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. Basic also incurred $3.2 million of deferred debt costs associated with the $165.0 million revolving credit facility entered into on February 15, 2011. Basic incurred $12.4 million of deferred debt costs associated with the issuance of the 7.75% Senior Notes due 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment as of December 31 of each year.

Basic had trade names of $1.9 million as of March 31, 2012 and $1.9 million at December 31, 2011. Trade names have an indefinite life and are tested for impairment annually.

Additions to goodwill during the three months ended March 31, 2012 were primarily due to the purchase price allocations for acquisitions completed during 2011. These purchase price allocations were preliminary and subject to change. The changes in the carrying amount of goodwill for the three months ended March 31, 2012 were as follows (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2011	$72,369	$4,086	$6,116	$—	$82,571
Goodwill adjustments	(29)	97	(60)	—	8

Balance as of March 31, 2012	$72,340	$4,183	$6,056	$—	$82,579

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $76.6 million at March 31, 2012 and $78.2 million at December 31, 2011. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $7.4 million and $7.6 million at March 31, 2012 and December 31, 2011, respectively. The gross carrying amount of other intangible assets subject to amortization was $1.1 million and $1.1 million at March 31, 2012 and December 31, 2011, respectively. Accumulated amortization related to these intangible assets totaled approximately $15.3 million and $14.1 million at March 31, 2012 and December 31, 2011, respectively. Amortization expense for the three months ended March 31, 2012 and 2011 was approximately $1.7 million and $1.1 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of March 31, 2012 were $56.9 million, $3.6 million, $4.8 million and $4.5 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.

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

The decrease in our effective tax rate from the three months ended March 31, 2011 to the three months ended March 31, 2012 was primarily due to an increased tax effect related to the early tender of our Senior Secured Notes in February 2011.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the three months ended March 31, 2012 or 2011.

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Basic early adopted this accounting standard update and although it has changed the process Basic uses to determine if goodwill is impaired, it has not had a material impact on Basic’s consolidated financial statements.

3. Acquisitions

In 2011 and during the first three months of 2012, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values for the Mayo Marrs Casing Pulling Inc and SPA Victoria, LP acquisitions and the final values for the remaining acquisitions at the date of acquisition (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)

Lone Star Anchor Trucking, Inc	July 7, 2011	$10,102
Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively the “Maverick Companies”)	July 8, 2011	$186,251
Pat’s P&A, Inc.	August 1, 2011	$8,974
Cryogas Services LLP	September 8, 2011	$11,085

Total 2011		$216,412

Mayo Marrs Casing Pulling Inc	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	$11,966

Total 2012		$18,610

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of the Maverick Companies in July 2011 has been deemed significant and is discussed below in further detail. The pro forma effect of the remainder of the acquisitions completed in 2011 or completed in the first three months of 2012 is not material, either individually or when aggregated, to the reported results of operations.

The Maverick Companies

On July 8, 2011, Basic acquired all of the equity interests of the Maverick Companies. The results of the Maverick Companies’ operations have been included in the financial statements since that date. The amount of revenue included in the consolidated statement of operations during the first three months of 2012 was $34.9 million. The aggregate purchase price was approximately $186.3 million in cash.

This acquisition allowed Basic to expand its stimulation, coiled tubing, and thru-tubing business in Colorado, New Mexico, Utah, and Oklahoma. This acquisition also allowed Basic to enter the water treatment business. The Maverick Companies operates in Basic’s completion and remedial segment. The following table summarizes the preliminary estimated fair value of the assets acquired and liabilities assumed at the date of acquisition for the Maverick Companies (in thousands):

Current Assets	$17,046
Property and Equipment	92,856
Other Intangible Assets (1)	29,400
Goodwill (2)	58,477
Other Non-Current Assets	464

Total Assets Acquired	$198,243

Current Liabilities	$9,854
Deferred Income Taxes	—

Total Liabilities Assumed	$9,854

Net Assets Acquired	$188,389

(1)	Other intangible assets consists of customer relationship of $25.3 million, amortizable over 15 years, non-compete agreements of $3.6 million, amortizable over five years, intellectual property of $380,000, amortizable over 15 years, and trade name of $170,000 with an indefinite life.
(2)	Goodwill is primarily attributable to operational and cost synergies expected to be realized from the acquisition by integrating Maverick’s equipment and assembled workforce. All of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma results of operations have been prepared as though the Maverick Companies acquisition had been completed on January 1, 2010. Pro forma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data).

Three Months Ended March 31, 2011
Revenues	$265,846
Net income	$(18,456)

Earnings per common share - basic	$(0.46)
Earnings per common share - diluted	$(0.46)

In preparing the pro forma financials, Basic added $3.1 million of depreciation for the three months ended March 31, 2011. Amortization expense, for the amortization of intangible assets, of $607,000 was included for the three months ended March 31, 2011. Interest expense of $3.6 million was included for the three months ended March 31, 2011.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Land	$12,325	$11,314
Buildings and improvements	49,038	47,710
Well service units and equipment	472,127	447,743
Fluid services equipment	184,312	179,495
Brine and fresh water stations	13,797	13,000
Frac/test tanks	257,085	246,816
Pressure pumping equipment	252,893	246,931
Construction equipment	29,615	29,281
Contract drilling equipment	95,270	93,728
Disposal facilities	80,019	78,632
Vehicles	56,875	54,238
Rental equipment	51,683	46,851
Aircraft	4,251	4,251
Software	23,820	23,595
Other	16,253	15,690

	1,599,363	1,539,275

Less accumulated depreciation and amortization	718,036	682,863

Property and equipment, net	$881,327	$856,412

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31, 2012	December 31, 2011

Light vehicles	$31,305	$28,794
Well service units and equipment	1,671	1,671
Fluid services equipment	88,078	83,544
Pressure pumping equipment	26,729	24,260
Construction equipment	1,450	1,341
Software	17,120	16,896
Other	557	557

	166,910	157,063

Less accumulated amortization	66,646	60,455

	$100,264	$96,608

Amortization of assets held under capital leases of approximately $6.4 million and $4.9 million for the three months ended March 31, 2012 and 2011, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2012	December 31, 2011
Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
7.75% Senior Notes	475,000	475,000
Unamortized (discount) premium	1,842	1,892
Capital leases and other notes	79,894	81,199

	781,736	783,091
Less current portion	33,976	34,115

	$747,760	$748,976

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

The 7.125% Senior Notes are redeemable at the option of Basic at specified redemption prices as described in the 7.125% Senior Notes Indenture.

Following a change of control, as defined in the 7.125% Senior Notes Indenture, Basic will be required to make an offer to repurchase all or any portion of the 7.125% Senior Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

The 7.125% Senior Notes Indenture contains covenants that, among other things, limit the ability of Basic and its restricted subsidiaries to incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the 7.125% Senior Notes Indenture. At March 31, 2012, Basic was in compliance with the restrictive covenants under the 7.125% Senior Notes Indenture.

As part of the issuance of the above-mentioned 7.125% Senior Notes, Basic incurred debt issuance costs of approximately $5.2 million, which are being amortized to interest expense using the effective interest method over the term of the 7.125% Senior Notes.

The 7.125% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of March 31, 2012, these three subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.

7.75% Senior Notes due 2019

On February 15, 2011, Basic issued $275.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”). On June 13, 2011, Basic issued an additional $200.0 million of 7.75% Senior Notes. The 7.75% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 7.75% Senior Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.125% Senior Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 7.75% Senior Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

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

The purchase price for the $275.0 million of 7.75% Senior Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 7.75% Senior Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. Basic received net proceeds from the issuance of the 7.75% Senior Notes of approximately $464.6 million after premiums and offering expenses. Basic used a portion of the net proceeds from the February offering to fund its tender offer and consent solicitation for its 11.625% Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer. Basic used a portion of the net proceeds from the June offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

The 7.75% Senior Notes were issued pursuant to an indenture dated as of February 15, 2011 (the “7.75% Senior Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 7.75% Senior Notes accrues at a rate of 7.75% per year. Interest on the 7.75% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 7.75% Senior Notes mature on February 15, 2019.

The 7.75% Senior Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and sell assets or consolidate or merge with or into other companies. These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications set forth in the 7.75% Senior Notes Indenture. At March 31, 2012, Basic was in compliance with the restrictive covenants under the 7.75% Senior Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the 7.75% Senior Notes offering, Basic entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase its total credit available from $165.0 million to $225.0 million. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations.

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

The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions Basic may make and require Basic to maintain specified ratios or conditions as follows:

•	a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00;

•	a maximum consolidated leverage ratio not to exceed 4.00 to 1.00; and

•	a maximum consolidated senior secured leverage ratio of 2.00 to 1.00.

If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.

Basic had no borrowings outstanding under the Credit Agreement as of March 31, 2012. At March 31, 2012, Basic was in compliance with its covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At March 31, 2012, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2012	2011

Cash payments for interest	$19,375	$14,732
Commitment and other fees paid	408	220
Amortization of debt issuance costs and discount or premium on notes	643	687
Change in accrued interest	(5,214)	(4,310)
Other	11	13

	$15,223	$11,342

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

6. Commitments and Contingencies

Environmental

Basic is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. Basic cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. Basic continues to monitor the status of these laws and regulations. Management believes that the likelihood of any of these items resulting in a material adverse impact to Basic’s financial position, liquidity, capital resources or future results of operations is remote.

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

At March 31, 2012 and December 31, 2011, self-insured risk accruals totaled approximately $20.0 million net of a $36,000 receivable for medical and dental coverage and $19.7 million net of a $1,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At March 31, 2012 and December 31, 2011, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.

During the year ended 2011, Basic issued 480,000 shares of common stock from treasury stock upon the exercise of stock options.

In March 2011, Basic granted various employees 510,399 restricted shares of common stock which vest over a three-year period.

In March 2011, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In January 2012, it was determined that 161,785 shares, or 111% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2011 through December 31, 2011, as compared to other members of a defined peer group. These restricted shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2013.

In March 2012, Basic granted various employees 644,938 restricted shares of common stock that vest over a three-year period and 179,000 shares that vest over a four-year period.

During the three months ended March 31, 2012, Basic issued 10,000 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 79,730 shares through net share settlements during 2011 and 181,476 shares through net share settlements during the first three months of 2012.

Preferred Stock

At March 31, 2012 and December 31, 2011, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

8. Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic Energy Services, Inc. 2003 Incentive Plan (as amended, the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 8,350,000 shares. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

During the three months ended March 31, 2012 and 2011, compensation expense related to share-based arrangements was approximately $2.2 million and $1.7 million, respectively. For compensation expense recognized during the three months ended March 31, 2012 and 2011, Basic recognized a tax benefit of approximately $816,000 and $744,000, respectively.

As of March 31, 2012, there was approximately $27.6 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.65 years. The total fair value of share-based awards vested during the three months ended March 31, 2012 and 2011 was approximately $11.6 million and $8.2 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $2.9 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been $1.5 million.

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

The following table reflects the summary of stock options outstanding at March 31, 2012 and the changes during the three months then ended:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000’s)
Non-statutory stock options:
Outstanding, beginning of period	787,450	$14.55
Options granted	—	$—
Options forfeited	—	$—
Options exercised	(10,000)	$6.98
Options expired	—	$—

Outstanding, end of period	777,450	$14.64	3.22	$4,855

Exercisable, end of period	777,450	$14.64	3.22	$4,855

Vested or expected to vest, end of period	777,450	$14.64	3.22	$4,855

The total intrinsic value of share options exercised during the three months ended March 31, 2012 and 2011 was approximately $130,000 and $2.7 million, respectively.

Cash received from share option exercises under the Plan was approximately $70,000 and $950,000 for the three months ended March 31, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from options exercised was $1.2 million for the three months ended March 31, 2011. During the three months ended March 31, 2012, there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax benefit would have been $26,000.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 8, 2012, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2012 through December 31, 2012, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 190,126 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2014. As of March 31, 2012, Basic estimated that 58% of the target number of performance-based awards will be earned.

A summary of the status of Basic’s non-vested share grants at March 31, 2012 and changes during the three months ended March 31, 2012 is presented in the following table:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	1,962,171	$13.41
Granted during period	932,058	18.10
Vested during period	(621,444)	13.92
Forfeited during period	(29,530)	16.53

Nonvested at end of period	2,243,255	$15.18

9. Related Party Transactions

Basic had receivables from employees of approximately $73,000 and $65,000 as of March 31, 2012 and December 31, 2011, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold, or $5,000 per month.

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

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
Numerator (both basic and diluted):

Net income (loss)	$19,631	$(18,493)

Denominator:

Denominator for basic earnings per share	40,758,074	39,884,070

Stock options	233,344	—
Unvested restricted stock	637,482	—

Denominator for diluted earnings per share	41,628,900	39,884,070

Basic earnings per common share:	$0.48	$(0.46)

Diluted earnings per common share:	$0.47	$(0.46)

Stock options and unvested shares of restricted stock of approximately 69,000 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2012 and 1,202,000 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2011, as the effect would have been anti-dilutive due to the net loss in the period.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Corporate and Other	Total

Three Months Ended
March 31, 2012
(Unaudited)
Operating revenues	$164,420	$95,325	$95,902	$15,250	$—	$370,897
Direct operating costs	(97,025)	(62,847)	(67,250)	(10,206)	—	$(237,328)

Segment profits	$67,395	$32,478	$28,652	$5,044	$—	$133,569

Depreciation and amortization	$12,851	$11,796	$14,341	$2,748	$2,248	$43,984

Capital expenditures, (excluding acquisitions)	$17,013	$9,052	$13,521	$4,607	$2,630	$46,823
Identifiable assets	$412,206	$245,063	$301,996	$62,029	$436,403	$1,457,697

Three Months Ended
March 31, 2011
(Unaudited)
Operating revenues	$97,507	$72,345	$69,147	$7,055	$—	$246,054
Direct operating costs	(54,933)	(48,228)	(48,440)	(4,485)	—	(156,086)

Segment profits	$42,574	$24,117	$20,707	$2,570	$—	$89,968

Depreciation and amortization	$8,068	$9,404	$11,953	$1,907	$1,648	$32,980

Capital expenditures, (excluding acquisitions)	$17,721	$20,656	$26,256	$4,189	$3,620	$72,442
Identifiable assets	$213,810	$216,485	$254,407	$44,246	$341,640	$1,070,588

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2012	2011
Segment profits	$133,569	$89,968

General and administrative expenses	(41,358)	(31,341)
Depreciation and amortization	(43,984)	(32,980)
Gain (loss) on disposal of assets	(1,719)	1,705

Operating income (loss)	$46,508	$27,352

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2012	2011
	(In thousands)
Capital leases issued for equipment	$8,339	$12,230
Asset retirement obligation additions	$11	$—

Basic paid no income taxes during the three months ended March 31, 2012 or for the same period in 2011. Basic paid interest of approximately $19.4 million and $14.7 million during the three months ended March 31, 2012 and 2011, respectively.

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

Basic’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the three months ended March 31, 2012 (in thousands):

Asset Retirement Obligation
Balance, December 31, 2011	$1,845

Additional asset retirement obligation	11
Accretion expense	28
Settlements	(75)

Balance, March 31, 2012	$1,809

14. Subsequent Events

On April 5, 2012, Basic entered into an amendment to its existing secured revolving credit facility that, among other things, increased the available credit thereunder from $225.0 million to $250.0 million. Additionally, certain covenants were changed, increasing the allowable amount of capital expenditures by the Company, assuming certain financial ratios are met.

In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in six separate acquisitions from January 1, 2011 to March 31, 2012. Our total hydraulic horsepower increased from 142,000 at December 31, 2010 to 276,000 at March 31, 2012. Our weighted average number of fluid service trucks increased from 820 in the first quarter of 2011 to 900 in the first quarter of 2012. Our weighted average number of well servicing rigs increased from 412 in the first quarter of 2011 to 423 in the first quarter of 2012. These acquisitions make our revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2012		2011
Revenues:
Completion and remedial services	$164.4	44%	$97.5	40%
Fluid services	$95.3	26%	72.3	29%
Well servicing	$95.9	26%	69.1	28%
Contract drilling	$15.3	4%	7.1	3%

Total revenues	$370.9	100%	$246.0	100%

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

In the first half of 2009, utilization and pricing for our services declined due to low oil and natural gas prices. In the third quarter of 2009, oil prices began to increase and remained relatively stable through 2010. During the first half of 2011, oil prices increased primarily due to political instability in several oil producing countries. In the last half of 2011 and through the first quarter of 2012, oil prices have remained relatively stable. The trend in oil prices since 2009 has caused utilization and pricing for our services to increase in our oil-based operating areas. Utilization and pricing for our services in our natural gas-based operating areas throughout 2011 and during the first three months of 2012 have remained depressed due to low natural gas prices.

We expect that our utilization levels across all of our business segments, except in our completion and remedial services segment for our frac pumping service line, should remain stable through the remainder of 2012 as demand continues to remain strong, particularly in our established oil-oriented market areas. We anticipate activity in natural gas-oriented markets to remain at depressed levels due to low natural gas prices through 2012. We believe that pricing for our frac pumping services could decline by up to 10% to 15% in the second half of 2012 due to competitors relocating equipment from the slow gas markets into the busier oil oriented markets.

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

Our customers are currently pursuing aggressive drilling and production programs in our oil and liquid rich markets. As new equipment has come on line and as equipment is shifted from natural gas rich areas to oil rich areas there has been increased price competition for our services, primarily in our pumping and completion services.

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

We will continue to evaluate opportunities to expand our business through selective acquisitions and internal growth initiatives, such as our recent acquisition of all of the outstanding equity interests of Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing, LLC (collectively the “Maverick Companies”) in July 2011. Our capital investment decisions are determined by an analysis of the projected return on capital employed for each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention.

Selected Acquisitions

During 2011, we made four acquisitions that complemented our existing business segments. These included, among others:

The Maverick Companies

On July 8, 2011, we acquired all of the outstanding equity interests of the Maverick Companies for total cash consideration of $186.3 million including working capital. This acquisition operates in our completion and remedial services segment.

During the first three months of 2012, we made two acquisitions that complemented our existing business segments including:

SPA Victoria LP

On March 16, 2012, we acquired all of the assets of SPA Victoria LP for total cash consideration of $12.0 million including accounts receivable. This acquisition operates in our well servicing segment.

Segment Overview

Completion and Remedial Services

During the first three months of 2012, our completion and remedial services segment represented 44% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing, water treatment and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 276,000 and 174,000 at March 31, 2012 and March 31, 2011, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2011, the full year ended December 31, 2011 and the quarter ended March 31, 2012 (dollars in thousands):

	Revenues	Segment Profits %
2011:
First Quarter	$97,507	44%
Second Quarter	$121,807	44%
Third Quarter	$157,121	46%
Fourth Quarter	$160,699	45%
Full Year	$537,134	45%
2012:
First Quarter	$164,420	41%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The increase in completion and remedial services revenue to $164.4 million in the first quarter of 2012 from $160.7 million in the fourth quarter of 2011 resulted primarily from increased revenue from our pumping services, nitrogen services, and rental and fishing tool operations. The decrease in segment profits as a percentage of revenue from 45% in the fourth quarter of 2011 to 41% in the first quarter of 2012 was due to increased personnel costs and payroll taxes and the increased cost of raw materials and other costs for pumping services.

Fluid Services

During the first three months of 2012, our fluid services segment represented 26% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services operations for each of the quarters in 2011, the full year ended December 31, 2011 and the quarter ended March 31, 2012 (dollars in thousands):

	Weighted Average Number of Fluid Service Trucks	Trucking Hours	Revenue Per Fluid Service Truck	Segment Profits Per Fluid Service Truck	Segment Profits %
2011:
First Quarter	820	494,700	$88	$29	33%
Second Quarter	837	525,700	$97	$36	37%
Third Quarter	869	563,900	$101	$38	37%
Fourth Quarter	875	570,800	$104	$38	37%
Full Year	850	2,155,100	$391	$141	36%
2012:
First Quarter	900	580,700	$106	$36	34%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck increased by 2% to $106,000 in the first quarter of 2012 compared to $104,000 in the fourth quarter of 2011, primarily due to continued strong activity in oil-oriented areas and increased proceeds from the sale of skim oil. Segment profit percentage decreased to 34% for the first quarter of 2012 compared to 37% for the fourth quarter of 2011, primarily due to increased personnel related costs.

Well Servicing

During the first three months of 2012, our well servicing segment represented 26% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet increased from a weighted average number of 412 rigs in the first quarter of 2011 to 423 in the first quarter of 2012.

The following is an analysis of our well servicing operations for each of the quarters in 2011, the full year ended December 31, 2011 and the quarter ended March 31, 2012:

	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits Per Rig Hour	Segment Profits %
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
Second Quarter	412	205,700	69.8%	$376	$122	32%
Third Quarter	415	222,100	74.8%	$386	$117	31%
Fourth Quarter	417	217,100	72.8%	$398	$132	33%
Full Year	414	829,600	70.1%	$380	$119	31%
2012:
First Quarter	423	231,300	76.5%	$393	$117	30%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization increased to 76.5% in the first quarter of 2012 compared to 72.8% in the fourth quarter of 2011. Higher utilization resulted from increased rig hours due to strong oil prices that enabled our customers to maintain their spending programs. Our segment profit percentage decreased to 30% during the first quarter of 2012 from 33% during the fourth quarter of 2011 due to higher personnel costs and payroll taxes.

Contract Drilling

During the first three months of 2012, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of twelve rigs during the first quarter of 2012 compared to a weighted average of six rigs in the first quarter of 2011, due to the purchase of four drilling rigs.

The following is an analysis of our contract drilling segment for each of the quarters in 2011, the full year ended December 31, 2011 and the quarter ended March 31, 2012:

	Weighted Average Number of Rigs	Rig Operating Days	Revenue Per Drilling Day	Profits (Loss) Per Drilling Day	Segment Profits %
2011:
First Quarter	6	522	$13,500	$4,900	36%
Second Quarter	10	714	$13,700	$3,300	24%
Third Quarter	10	802	$14,600	$4,700	32%
Fourth Quarter	10	851	$14,700	$5,000	34%
Full Year	9	2,889	$14,200	$4,500	31%
2012:
First Quarter	12	967	$15,800	$5,200	33%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

The increase in revenue per day to $15,800 in the first quarter of 2012 from $14,700 in the fourth quarter of 2011 was due primarily to the addition of two 1,200 hhp drilling rigs in the first quarter. Segment profit percentage decreased slightly to 33% in the first quarter of 2012 from 34% in the fourth quarter of 2011 due to costs related to bringing the two new rigs into service.

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

Impairment of Goodwill. Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of our goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A qualitative assessment of whether it is more likely than not that the fair value of the reporting unit is less than its carrying value is allowed but not required. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is performed. In the two-step test, first, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

Allowance for Doubtful Accounts. We estimate our allowance for doubtful accounts based on an analysis of historical collection activity and specific identification of overdue accounts. Factors that may affect this estimate include (1) changes in the financial positions of our significant customers and (2) a decline in commodity prices that could affect our entire customer base.

Litigation and Self-Insured Risk Reserves. We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigation and self-insured claims could differ significantly from estimated amounts. As discussed in “Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on certain assumptions developed based upon third-party actuarial data and historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.

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

Stock-Based Compensation. Our stock-based awards consist of stock options and restricted stock. Stock options have not been issued since 2007 but are valued on the grant date using the Black-Scholes-Merton option-pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. All stock-based awards are adjusted for an expected forfeiture rate and amortized over the vesting period.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2012 compared to the three months ended March 31, 2011. For additional segment-related information and trends, please read “— Segment Overview” above.

Three Months Ended March 31, 2012 Compared to Three Months Ended March 31, 2011

Revenues. Revenues increased by 51% to $370.9 million during the first quarter of 2012 from $246.1 million during the same period in 2011. This increase was primarily due to increased demand by our customers for our services, which resulted from higher commodity prices and drilling and well maintenance activity among our customers. Our acquisitions at the end of 2011 and during the first three months of 2012 also increased our revenues, with the Maverick Companies acquisition adding approximately $34.9 million in revenue during the first quarter of 2012.

Completion and remedial services revenues increased by 69% to $164.4 million during the first quarter of 2012 compared to $97.5 million in the same period in 2011. The increase in revenue between these periods was primarily due to the addition of new equipment, through both acquisitions and capital expenditures, improved utilization of equipment, resulting from higher drilling and completion activity, and improved pricing for our services. The Maverick Companies acquisition in the third quarter of 2011 also added approximately $34.9 million in revenue. Total hydraulic horsepower increased to 276,000 at March 31, 2012 from 174,000 at March 31, 2011, primarily due to the acquisition of the Maverick Companies in the third quarter of 2011.

Fluid services revenues increased by 32% to $95.3 million during the first quarter of 2012 compared to $72.3 million in the same period in 2011. Our revenue per fluid service truck increased 20% to $106,000 in the first quarter of 2012 compared to $88,000 in the same period in 2011, which reflects the expansion of our truck and frac tank fleets and increases in both utilization and pricing for our services. Our weighted average number of fluid service trucks increased 10% to 900 during the first quarter of 2012 from 820 in the same period in 2011.

Well servicing revenues increased by 39% to $95.9 million during the first quarter of 2012 compared to $69.1 million during the same period in 2011. The higher revenues were due to the 25% increase in rig hours to 231,300 during the first quarter of 2012 from 184,700 during the first quarter of 2011. This segment also experienced an increase in revenue per rig hour to $393 during the first quarter of 2012 from $356 during the first quarter of 2011. Our average number of well servicing rigs increased to 423 during the first quarter of 2012 compared to 412 in the same period in 2011, primarily due to the acquisition of Pat’s P&A, Inc. in the third quarter of 2011 and Mayo Marrs Casing in the first quarter of 2012.

Contract drilling revenues increased by 115% to $15.3 million during the first quarter of 2012 compared to $7.1 million in the same period in 2011. The number of rig operating days increased 85% to 967 in the first quarter of 2012 compared to 522 in the first quarter of 2011. The increase in revenue and rig operating days were due to the addition of four drilling rigs in the first half of 2011 and two drilling rigs in the first quarter of 2012 and an increase in new well starts in the Permian Basin, a region in which all of our drilling rigs operate, along with higher dayrates.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased by 52% to $237.3 million during the first quarter of 2012 from $156.1 million in the same period in 2011. This increase was primarily due to increased activity in each of our four business segments.

Direct operating expenses for the completion and remedial services segment increased by 77% to $97.0 million during the first quarter of 2012 compared to $54.9 million for the same period in 2011 due primarily to personnel and other costs associated with additional equipment and increased activity levels overall, especially in our pumping services line. Segment profits decreased to 41% of revenues during the first quarter of 2012 compared to 44% for the same period in 2011, due to higher material and fuel costs.

Direct operating expenses for the fluid services segment increased by 30% to $62.8 million during the first quarter of 2012 compared to $48.2 million for the same period in 2011, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 34% of revenues during the first quarter of 2012 compared to 33% for the same period in 2011 due to improved pricing and utilization of our services.

Direct operating expenses for the well servicing segment increased by 39% to $67.3 million during the first quarter of 2012 compared to $48.4 million for the same period in 2011. The increase in direct operating expenses was due to increased activity along with increased payroll, insurance and incentive compensation costs. Segment profits were 30% of revenues for both the first quarter of 2012 and the first quarter of 2011.

Direct operating expenses for the contract drilling segment increased by 126% to $10.2 million during the first quarter of 2012 from $4.5 million for the same period in 2011. Segment profits for this segment decreased to 33% of revenues during the first quarter of 2012 compared to 36% for the same period in 2011, due to the increased costs to bring new rigs into service.

General and Administrative Expenses. General and administrative expenses increased by 32% to $41.4 million during the first quarter of 2012 from $31.3 million for the same period in 2011, due mainly to increased personnel costs, including incentive compensation, and increased costs from the Maverick Companies acquisition in the third quarter of 2011, as well as other acquisitions completed during 2011. General and administrative expenses included $2.2 million and $1.7 million of stock-based compensation expense during the first quarter of 2012 and 2011, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $44.0 million during the first quarter of 2012 compared to $33.0 million for the same period in 2011. The increase in depreciation expense was due to the increased investment in our property and equipment over the past year through internal growth and through the six acquisitions completed since March 31, 2011.

Interest Expense. Interest expense increased to $15.2 million during the first quarter of 2012 compared to $11.3 million during the first quarter of 2011. The increased expense was due to the issuance of an aggregate of $475.0 million of 7.75% senior notes in 2011.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $49.4 million in the first quarter of 2011 due to the retirement of the Senior Secured Notes in February 2011.

Income Tax Expense. There was income tax expense of $11.8 million during the first quarter of 2012 compared to an income tax benefit of $14.7 million for the same period in 2011. Our effective tax rate during the first quarter of 2012 and 2011 was approximately 38% and 44%, respectively. The decrease in our effective tax rate was primarily due to an increased tax effect related to the early tender of our 11.625% Senior Secured Notes in February 2011.

Liquidity and Capital Resources

As of March 31, 2012, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $225.0 million revolving credit facility. As of March 31, 2012, we had unrestricted cash and cash equivalents of $67.2 million compared to $78.5 million as of December 31, 2011. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $65.2 million for the three months ended March 31, 2012 compared to cash provided by operating activities of $21.0 million during the same period in 2011. Operating cash flow in the first three months of 2012 was higher mainly due to the increase in profitability resulting from higher revenues offset by the increase in accounts receivable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first three months of 2012 were $65.4 million compared to $72.4 million in the same period of 2011. We added $8.3 million of additional assets through our capital lease program during the first three months of 2012 compared to $12.2 million of additional assets in the same period in 2011.

For 2012, we plan to spend $175 million to $200 million for capital expenditures. Based on our view of short-term operating conditions, our capital expenditure program may be increased or decreased accordingly. The foregoing budget excludes acquisitions of other businesses. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

7.125% Senior Notes due 2016

In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “7.125% Senior Notes”). The 7.125% Senior Notes were jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). As of March 31, 2012, these three subsidiaries held no assets and performed no operations.

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

These limitations are subject to a number of important qualifications and exceptions. As of March 31, 2012, we were in compliance with the restrictive covenants under the 7.125% Senior Notes Indenture.

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

7.75% Senior Notes due 2019

On February 15, 2011, we issued $275.0 million of 7.75% Senior Notes due 2019 (the “7.75% Senior Notes”). On June 13, 2011, we issued an additional $200.0 million of 7.75% Senior Notes. The 7.75% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 7.75% Senior Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.125% Senior Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 7.75% Senior Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 7.75% Senior Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. The purchase price for the $275.0 million of 7.75% Senior Notes and guarantees issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 7.75% Senior Notes and guarantees issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 7.75% Senior Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer. We used a portion of the net proceeds from the June offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

The 7.75% Senior Notes and the guarantees were issued pursuant to an indenture dated as of February 15, 2011 (the “7.75% Senior Notes Indenture”), by and among us, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 7.75% Senior Notes accrues at a rate of 7.75% per year. Interest on the 7.75% Senior Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 7.75% Senior Notes mature on February 15, 2019.

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

These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications. As of March 31, 2012, we were in compliance with the restrictive covenants under the 7.75% Senior Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 7.75% Senior Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we entered into another amendment to the Credit Agreement that, among other things, increased the available credit thereunder from $225.0 million to $250.0 million.

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

The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions we may make and require us to maintain specified ratios or conditions as follows:

•	a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00;

•	a maximum consolidated leverage ratio not to exceed 4.00 to 1.00; and

•	a maximum consolidated senior secured leverage ratio of 2.00 to 1.00.

If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.

We had no borrowings outstanding under the Credit Agreement as of March 31, 2012. At March 31, 2012, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of March 31, 2012, we had total capital leases of approximately $79.9 million.

Preferred Stock

At March 31, 2012 and December 31, 2011, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of March 31, 2012, we had approximately $35.7 million of net operating loss carryforwards.

Recent Accounting Pronouncements

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

In September 2011, the FASB issued ASU No. 2011-08, “Intangibles — Goodwill and Other” (“ASU 2011-08”). ASU 2011-08 allows a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test. If it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the two-step impairment test for that reporting unit would be performed. ASU 2011-08 is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011 and early adoption is permitted. Basic adopted this accounting standard update early, and although it has changed the process Basic uses to determine if goodwill is impaired, it has not had a material impact on Basic’s consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2012, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase activity for the three months ended March 31, 2012:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 — January 31	—	$—	—	$—
February 1 — February 29	309	$18.46	—	$—
March 1 — March 31	181,167	$18.09	—	$—
Total	181,476	$18.09	—	$—

(1)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.11*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.12*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.1*	Form of Performance-Based Award Agreement (effective March 2012). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 14, 2012)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference
#	Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
	Name:	John Cody Bissett
	Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: April 24, 2012

Exhibit Index

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.11*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.12*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.1*	Form of Performance-Based Award Agreement (effective March 2012). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 14, 2012)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference
#	Filed with this report