Form 10-Q
period 2012-06-30
BASIC ENERGY SERVICES INC
filed 2012-07-30
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

42,363,832 shares of the registrant’s Common Stock were outstanding as of July 20, 2012.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,549	$78,458
Trade accounts receivable, net of allowance of $1,677 and $1,230, respectively	242,943	254,446
Accounts receivable — related parties	74	65
Income tax receivable	1,620	314
Inventories	39,794	34,963
Prepaid expenses	8,687	8,667
Other current assets	7,485	6,768
Deferred tax assets	15,321	39,154

Total current assets	419,473	422,835

Property and equipment, net	901,718	856,412

Deferred debt costs, net of amortization	14,881	16,131
Goodwill	89,504	82,571
Other intangible assets, net of amortization	77,884	74,637
Other assets	6,922	7,342

Total assets	$1,510,382	$1,459,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$54,971	$56,957
Accrued expenses	79,383	65,096
Current portion of long-term debt	35,078	34,115
Other current liabilities	1,911	315

Total current liabilities	171,343	156,483

Long-term debt, net of unamortized premium on notes of $1,790 and $1,892, respectively	754,712	748,976
Deferred tax liabilities	179,667	183,551
Other long-term liabilities	13,023	11,215
Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2012 and December 31, 2011	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,748,128 shares outstanding at June 30, 2012; 42,530,809 shares issued and 42,486,645 shares outstanding at December 31, 2011	435	425
Additional paid-in capital	350,440	345,619
Retained earnings	48,027	13,659
Treasury stock, at cost, 751,904 and 44,164 shares at June 30, 2012 and December 31, 2011, respectively	(7,265)	0

Total stockholders’ equity	391,637	359,703

Total liabilities and stockholders’ equity	$1,510,382	$1,459,928

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$156,560	$121,807	$320,980	$219,314
Fluid services	90,592	81,415	185,917	153,760
Well servicing	98,723	83,881	194,625	153,028
Contract drilling	15,643	9,752	30,893	16,807

Total revenues	361,518	296,855	732,415	542,909

Expenses:
Completion and remedial services	93,098	68,827	190,123	123,760
Fluid services	58,221	51,688	121,068	99,916
Well servicing	71,864	57,409	139,114	105,849
Contract drilling	9,831	7,393	20,037	11,878
General and administrative, including stock-based compensation of $3,200 and $2,078 in three months and $5,372 and $3,758 in six months ended June 30, 2012 and 2011, respectively	45,540	34,138	86,898	65,479
Depreciation and amortization	45,536	34,784	89,520	67,764
(Gain) loss on disposal of assets	980	942	2,699	(763)

Total expenses	325,070	255,181	649,459	473,883

Operating income	36,448	41,674	82,956	69,026

Other income (expense):
Interest expense	(14,832)	(11,842)	(30,055)	(23,184)
Interest income	11	23	23	28
Loss on early extinguishment of debt	—		—	(49,366)
Other income (expense)	215	102	364	259

Income (loss) from continuing operations before income taxes	21,842	29,957	53,288	(3,237)

Income tax benefit (expense)	(7,105)	(13,407)	(18,920)	1,294

Net income (loss)	$14,737	$16,550	$34,368	$(1,943)

Earnings (loss) per share of common stock:
Basic	$0.36	$0.41	$0.84	$(0.05)

Diluted	$0.36	$0.40	$0.82	$(0.05)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings	Total Stockholders’ Equity
	Shares	Amount

Balance — December 31, 2011	42,530,809	$425	$345,619	$—	$13,659	$359,703

Issuances of restricted stock	969,223	10	(122)	112	—	—
Amortization of share-based compensation	—	—	5,372	—	—	5,372
Purchase of treasury stock	—	—	—	(8,472)	—	(8,472)
Exercise of stock options / vesting of restricted stock	—	—	(429)	1,095	—	666
Net income	—	—	—	—	34,368	34,368

Balance — June 30, 2012 (unaudited)	43,500,032	$435	$350,440	$(7,265)	$48,027	$391,637

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$34,368	$(1,943)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	89,520	67,764
Accretion on asset retirement obligation	56	65
Change in allowance for doubtful accounts	447	(1,081)
Amortization of deferred financing costs	1,392	967
Amortization and retirement of discount or premium on notes	(102)	6,484
Non-cash compensation	5,821	3,758
Loss on early extinguishment of debt (non-cash)	—	3,940
Premium on retirement of 11.625% senior secured notes	—	36,179
(Gain) loss on disposal of assets	2,699	(763)
Deferred income taxes	19,949	(6,088)

Changes in operating assets and liabilities, net of acquisitions:

Accounts receivable	16,180	(48,744)
Inventories	(4,831)	(4,106)
Prepaid expenses and other current assets	(1,048)	(1,102)
Other assets	1,237	(8,531)
Accounts payable	(2,049)	(690)
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	—	(3,508)
Income tax payable	(1,306)	4,793
Other liabilities	3,297	(2,328)
Accrued expenses	11,909	10,515

Net cash provided by operating activities	177,539	55,581

Cash flows from investing activities:
Purchase of property and equipment	(86,733)	(114,873)
Proceeds from sale of assets	4,219	17,996
Payments for other long-term assets	(351)	(287)
Payments for businesses, net of cash acquired	(41,769)	(10)

Net cash used in investing activities	(124,634)	(97,174)

Cash flows from financing activities:
Proceeds from debt	—	498,850
Payments of debt	(19,866)	(238,291)
Premium on retirement of 11.625% senior secured notes	—	(36,179)
Purchase of treasury stock	(8,472)	(1,761)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	—	3,508
Tax withholding from exercise of stock options	(128)	(2,529)
Exercise of employee stock options	794	5,407
Deferred loan costs and other financing activities	(142)	(14,420)

Net cash provided by (used in) financing activities	(27,814)	214,585

Net increase in cash and equivalents	25,091	172,992

Cash and cash equivalents — beginning of period	78,458	47,918

Cash and cash equivalents — end of period	$103,549	$220,910

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2012 (unaudited)

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

Estimates and Uncertainties

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property and equipment and intangible assets

•	Impairment of property and equipment, goodwill and intangible assets

•	Allowance for doubtful accounts

•	Litigation and self-insured risk reserves

•	Fair value of assets acquired and liabilities assumed

•	Future cash flows

•	Stock-based compensation

•	Income taxes

•	Asset retirement obligations

•	Environmental liabilities

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

Deferred debt costs were approximately $20.9 million net of accumulated amortization of $6.0 million, and $20.8 million net of accumulated amortization of $4.6 million at June 30, 2012 and December 31, 2011, respectively. Amortization of deferred debt costs totaled approximately $699,000 and $535,000 for the three months ended June 30, 2012 and 2011, respectively. Amortization of deferred debt costs totaled approximately $1.4 million and $967,000 for the six months ended June 30, 2012 and 2011, respectively.

Basic recorded a charge of $3.9 million during the first quarter of 2011 related to the write-off of debt costs associated with its 11.625% Senior Secured Notes and $30.0 million revolving credit facility. On February 15, 2011, Basic terminated the revolving credit facility and completed the closing for an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. Basic also incurred $3.4 million of deferred debt costs associated with the $165.0 million revolving credit facility entered into on February 15, 2011. Basic incurred $12.4 million of deferred debt costs associated with the issuance of the 7.75% Senior Notes due 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment as of December 31 of each year.

Basic had trade names of $1.9 million as of June 30, 2012 and $1.9 million at December 31, 2011. Trade names have an indefinite life and are tested for impairment annually.

Additions to goodwill during the six months ended June 30, 2012 were primarily due to the purchase price allocations for acquisitions completed during 2011 and the first six months of 2012. These purchase price allocations were preliminary and subject to change. The changes in the carrying amount of goodwill for the six months ended June 30, 2012 were as follows (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2011	$72,369	$4,086	$6,116	$—	$82,571
Goodwill adjustments	6,218	203	512	—	6,933

Balance as of June 30, 2012	$78,587	$4,289	$6,628	$—	$89,504

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $83.8 million at June 30, 2012 and $78.2 million at December 31, 2011. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $6.8 million and $7.6 million at June 30, 2012 and December 31, 2011, respectively. The gross carrying amount of other intangible assets subject to amortization was $1.1 million and $1.1 million at June 30, 2012 and December 31, 2011, respectively. Accumulated amortization related to these intangible assets totaled approximately $15.8 million and $14.1 million at June 30, 2012 and December 31, 2011, respectively. Amortization expense for the three months ended June 30, 2012 and 2011 was approximately $1.7 and $1.0 million, respectively. Amortization expense for the six months ended June 30, 2012 and 2011 was approximately $3.4 million and $2.1 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of June 30, 2012 were $63.3 million, $3.5 million, $4.7 million and $4.4 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.

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

The decrease in our effective tax rate from the six months ended June 30, 2011 to the six months ended June 30, 2012 was primarily due to an increased tax effect related to the early tender of our Senior Secured Notes in February 2011.

Interest charges are recorded in interest expense and penalties are recorded in income tax expense.

Accounts Receivable

Basic estimates its allowance for losses on accounts receivable based on historic collections and expectations for future collections. These loses historically have been within management’s expectations and Basic regularly reviews accounts for collectability. After all collection efforts are exhausted, if the balance is still determined to be uncollectible, the balance is written off. Expense related to the write off of uncollectible accounts is recorded in general and administrative expense.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the six months or three months ended June 30, 2012 or 2011.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (“ASU 2011-11”). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 becomes effective for Basic on January 1, 2013. Basic does not anticipate any impact to its results of operations, financial position or liquidity when the guidance becomes effective.

3. Acquisitions

In 2011 and during the first six months of 2012, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values for the Mayo Marrs Casing Pulling, Inc., SPA Victoria, LP and Surface Stac, Inc. acquisitions and the final values for the remaining acquisitions at the date of acquisition (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)

Lone Star Anchor Trucking, Inc.	July 7, 2011	$10,102
Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively the “Maverick Companies”)	July 8, 2011	$186,251
Pat’s P&A, Inc.	August 1, 2011	$8,974
Cryogas Services LLP	September 8, 2011	$11,085

Total 2011		$216,412

Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	$11,966
Surface Stac, Inc.	May 15, 2012	$23,184

Total 2012		$41,794

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of the Maverick Companies in July 2011 has been deemed significant and is discussed below in further detail. The pro forma effect of the remainder of the acquisitions completed in 2011 or completed in the first six months of 2012 is not material, either individually or when aggregated, to the reported results of operations.

Basic allocates the purchase price of its acquisitions to identifiable tangible and intangible assets acquired based on their estimated fair values. The excess of purchase price over the aggregate fair values is recorded as goodwill. Property and equipment are valued based on a combination of a market approach and replacement cost. Intangible assets are valued using a discounted cash flows model. Current assets and liabilities are recorded at face value, which approximates fair value.

The Maverick Companies

        On July 8, 2011, Basic acquired all of the equity interests of the Maverick Companies. The results of the Maverick Companies’ operations have been included in the financial statements since that date. The amount of revenue included in the consolidated statement of operations during the first six months of 2012 was $68.1 million. The aggregate purchase price was approximately $186.3 million in cash.

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

Current Assets	$17,112
Property and Equipment	92,856
Other Intangible Assets (1)	29,400
Goodwill (2)	59,047
Other Non-Current Assets	464

Total Assets Acquired	$198,879

Current Liabilities	$10,490
Deferred Income Taxes	—

Total Liabilities Assumed	$10,490

Net Assets Acquired	$188,389

(1)	Other intangible assets consists of customer relationship of $25.3 million, amortizable over 15 years, non-compete agreements of $3.6 million, amortizable over five years, intellectual property of $380,000, amortizable over 15 years, and trade name of $170,000 with an indefinite life.
(2)	Goodwill is primarily attributable to operational and cost synergies expected to be realized from the acquisition by integrating Maverick’s equipment and assembled workforce. All of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma results of operations have been prepared as though the Maverick Companies acquisition had been completed on January 1, 2010. Pro forma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data):

Six Months Ended June 30, 2011
Revenues	$596,863
Net income	$1,223

Earnings per common share - basic	$0.03
Earnings per common share - diluted	$0.03

In preparing the pro forma financials, Basic added $6.3 million of depreciation for the six months ended June 30, 2011. Amortization expense, for the amortization of intangible assets, of $1.2 million was included for the six months ended June 30, 2011. Interest expense of $6.5 million was included for the six months ended June 30, 2011.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Land	$13,150	$11,314
Buildings and improvements	51,500	47,710
Well service units and equipment	477,668	447,743
Fluid services equipment	195,880	179,495
Brine and fresh water stations	14,068	13,000
Frac/test tanks	263,018	246,816
Pressure pumping equipment	266,582	246,931
Construction equipment	29,388	29,281
Contract drilling equipment	98,166	93,728
Disposal facilities	85,005	78,632
Vehicles	58,544	54,238
Rental equipment	59,071	46,851
Aircraft	5,034	4,251
Software	23,945	23,595
Other	16,019	15,690

	1,657,038	1,539,275
Less accumulated depreciation and amortization	755,320	682,863

Property and equipment, net	$901,718	$856,412

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Light vehicles	$31,289	$28,794
Well service units and equipment	1,662	1,671
Fluid services equipment	94,630	83,544
Pressure pumping equipment	29,467	24,260
Construction equipment	1,157	1,341
Software	17,120	16,896
Other	557	557

	175,882	157,063
Less accumulated amortization	66,903	60,455

	$108,979	$96,608

Amortization of assets held under capital leases of approximately $7.1 million and $5.2 million for the three months ended June 30, 2012 and 2011, respectively, and $13.4 million and $10.2 million for the six months ended June 30, 2012 and 2011, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2012	December 31, 2011

Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
7.75% Senior Notes	475,000	475,000
Unamortized premium	1,790	1,892
Capital leases and other notes	88,000	81,199

	789,790	783,091
Less current portion	35,078	34,115

	$754,712	$748,976

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

The 7.125% Senior Notes Indenture contains covenants that, among other things, limit the ability of Basic and its restricted subsidiaries to incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the 7.125% Senior Notes Indenture. At June 30, 2012, Basic was in compliance with the restrictive covenants under the 7.125% Senior Notes Indenture.

As part of the issuance of the above-mentioned 7.125% Senior Notes, Basic incurred debt issuance costs of approximately $5.2 million, which are being amortized to interest expense using the effective interest method over the term of the 7.125% Senior Notes.

The 7.125% Senior Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of June 30, 2012, these three subsidiaries held no assets and performed no operations. Basic Energy Services, Inc., the ultimate parent company, does not have any independent operating assets or operations.

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

The 7.75% Senior Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and sell assets or consolidate or merge with or into other companies. These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications set forth in the 7.75% Senior Notes Indenture. At June 30, 2012, Basic was in compliance with the restrictive covenants under the 7.75% Senior Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the 7.75% Senior Notes offering, Basic entered into a new $165.0 million revolving credit facility (as amended, the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase its total credit available from $165.0 million to $225.0 million. On April 5, 2012, Basic entered into another amendment to the Credit Agreement that, among other things, increased the available credit thereunder from $225.0 million to $250.0 million. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2012, the non-guarantor subsidiaries held no assets and performed no operations.

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

Basic had no borrowings and $18.8 million of letters of credit outstanding under the Credit Agreement as of June 30, 2012. At June 30, 2012, Basic had availability under the Credit Agreement of $231.2 million. At June 30, 2012, Basic was in compliance with its covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At June 30, 2012, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2012	2011

Cash payments for interest	$28,236	$18,630
Commitment and other fees paid	807	438
Amortization of debt issuance costs and discount or premium on notes	1,290	1,213
Change in accrued interest	4	2,871
Capitalized interest	(293)	—
Other	11	32

	$30,055	$23,184

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

During April 2011, Basic received notice from the Travis County District Attorney of a pending investigation of a potential felony criminal case referred by Texas Parks & Wildlife and the Texas Environmental Enforcement Task Force, to be presented to a Travis County grand jury. The potential matter relates to a land farm owned by Basic located in Jefferson County, Texas. While Basic continues to cooperate with authorities regarding the investigation, Basic has not been informed of any specific potential charges at this time. Basic does not believe it is probable or reasonably possible that this matter will result in any material adverse effect on its financial condition, results of operations or liquidity; however, there can be no assurance as to the ultimate outcome of this matter.

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

In 2011, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2006 through 2010 would be conducted. A preliminary report has been issued for this audit, and Basic will appeal the preliminary report through the redetermination process. Based on Basic’s analysis, the potential liability associated with this audit ranges from $2.9 million to $13.6 million. An accrual for the estimated liability of $2.9 million has been recorded in Basic’s financial statements as general and administrative expense. This range could potentially change in future periods after further review and discussions.

Corporate Office Relocation

        On June 4, 2012, Basic announced that the Company was moving its corporate headquarters to Fort Worth, Texas from Midland, Texas. A transition plan was developed to provide for the move of the corporate operations, including relocation benefits for employees who will be transferring, and severance and retention benefits for employees who will not be continuing with the Company after the move. As part of the relocation, severance and retention plans, Basic recognized $1.0 million in general and administrative expense for the second quarter of 2012. It is anticipated that Basic will incur approximately $6.2 million in additional expense through the completion of the relocation process.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims and medical and dental coverage of $750,000, $750,000 and $300,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At June 30, 2012 and December 31, 2011, self-insured risk accruals totaled approximately $21.1 million net of a $452,000 receivable for medical and dental coverage and $19.7 million net of a $1,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At June 30, 2012 and December 31, 2011, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.

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

In March 2012, Basic granted various employees 646,438 restricted shares of common stock that vest over a three-year period and 179,000 shares that vest over a four-year period.

During the six months ended June 30, 2012, Basic issued 105,700 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

In May 2012, Basic announced that its Board of Directors reinstated the share repurchase program initially adopted in 2008 and suspended in 2009. The program allows the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During the second quarter of 2012, Basic repurchased 535,015 shares for a total price of approximately $5.0 million (an average of approximately $9.34 per share), inclusive of commissions and fees. As of June 30, 2012, Basic may purchase up to an additional $30.2 million of Basic’s shares of common stock under this program.

Basic has also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 79,730 shares through net share settlements during 2011 and 196,342 shares through net share settlements during the first six months of 2012.

Preferred Stock

At June 30, 2012 and December 31, 2011, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

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

During the three months ended June 30, 2012 and 2011, compensation expense related to share-based arrangements was approximately $3.2 million and $2.1 million, respectively. For compensation expense recognized during the three months ended June 30, 2012 and 2011, Basic recognized a tax benefit of approximately $1.0 million and $930,000, respectively. During the six months ended June 30, 2012 and 2010, compensation expense related to share based arrangements were approximately $5.4 and $3.8 million respectively. For compensation expense recognized during the six months ended June 30, 2012 and 2011, Basic recognized a tax benefit of approximately $1.9 million and $1.5 million respectively.

As of June 30, 2012, there was approximately $22.9 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.36 years. The total fair value of share-based awards vested during the six months ended June 30, 2012 and 2011 was approximately $12.4 million and $8.6 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $2.8 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been $1.5 million.

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

The following table reflects the summary of stock options outstanding at June 30, 2012 and the changes during the three months then ended:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value (000’s)
Non-statutory stock options:
Outstanding, beginning of period	787,450	$14.55
Options granted	—
Options forfeited	—	$—
Options exercised	(105,700)	$6.30
Options expired	—	$—

Outstanding, end of period	681,750	$15.83	3.07	$1,455

Exercisable, end of period	681,750	$15.83	3.07	$1,455

Vested or expected to vest, end of period	681,750	$15.83	3.07	$1,455

The total intrinsic value of share options exercised during the six months ended June 30, 2012 and 2011 was approximately $874,000 and $8.3 million, respectively.

Cash received from share option exercises under the Plan was approximately $666,000 and $2.9 million for the six months ended June 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from options exercised was $3.0 million for the six months ended June 30, 2011. During the six months ended June 30, 2012, there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax benefit would have been $142,000.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 8, 2012, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2012 through December 31, 2012, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 190,126 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2014. As of June 30, 2012, Basic estimated that 0% of the target number of performance-based awards will be earned.

A summary of the status of Basic’s non-vested share grants at June 30, 2012 and changes during the six months ended June 30, 2012 is presented in the following table:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	1,962,171	$13.41
Granted during period	827,980	18.10
Vested during period	(682,009)	13.90
Forfeited during period	(89,574)	15.01

Nonvested at end of period	2,018,568	$15.10

9. Related Party Transactions

Basic had receivables from employees of approximately $74,000 and $65,000 as of June 30, 2012 and December 31, 2011, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold, or $5,000 per month. In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$14,737	$16,550	$34,368	$(1,943)

Denominator:
Denominator for basic earnings per share	41,153,722	40,356,049	40,958,196	40,135,143

Stock options	167,272	422,110	195,703	—
Unvested restricted stock	105,092	557,505	565,695	—

Denominator for diluted earnings per share	41,426,086	41,335,664	41,719,594	40,135,143

Basic earnings (loss) per common share:	$0.36	$0.41	$0.84	$(0.05)

Diluted earnings (loss) per common share:	$0.36	$0.40	$0.82	$(0.05)

Stock options and unvested shares of restricted stock of approximately 1,222,000 were excluded in the computation of diluted earnings per share for the six months ended June 30, 2011 as the effect would have been anti-dilutive due to the net loss in the period.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Corporate and Other	Total

Three Months Ended June 30, 2012 (Unaudited)
Operating revenues	$156,560	$90,592	$98,723	$15,643	$—	$361,518
Direct operating costs	(93,098)	(58,221)	(71,864)	(9,831)	—	$(233,014)

Segment profits	$63,462	$32,371	$26,859	$5,812	$—	$128,504

Depreciation and amortization	$13,644	$12,530	$14,574	$2,642	$2,146	$45,536

Capital expenditures, (excluding acquisitions)	$12,689	$10,377	$8,885	$2,890	$5,069	$39,910

Three Months Ended June 30, 2011 (Unaudited)
Operating revenues	$121,807	$81,415	$83,881	$9,752	$—	$296,855
Direct operating costs	(68,827)	(51,688)	(57,409)	(7,393)	—	(185,317)

Segment profits	$52,980	$29,727	$26,472	$2,359	$—	$111,538

Depreciation and amortization	$9,841	$10,359	$10,398	$2,326	$1,860	$34,784

Capital expenditures, (excluding acquisitions)	$12,638	$12,847	$11,633	$2,986	$2,327	$42,431

Six Months Ended June 30, 2012 (Unaudited)
Operating revenues	$320,980	$185,917	$194,625	$30,893	$—	$732,415
Direct operating costs	(190,123)	(121,068)	(139,114)	(20,037)	—	$(470,342)

Segment profits	$130,857	$64,849	$55,511	$10,856	$—	$262,073

Depreciation and amortization	$26,495	$24,326	$28,915	$5,390	$4,394	$89,520

Capital expenditures, (excluding acquisitions)	$29,702	$19,429	$22,406	$7,497	$7,699	$86,733
Identifiable assets	$436,434	$253,582	$306,255	$56,712	$457,399	$1,510,382

Six Months Ended June 30, 2011 (Unaudited)
Operating revenues	$219,314	$153,760	$153,028	$16,807	$—	$542,909
Direct operating costs	(123,760)	(99,916)	(105,849)	(11,878)	—	$(341,403)

Segment profits	$95,554	$53,844	$47,179	$4,929	$—	$201,506

Depreciation and amortization	$17,909	$19,764	$22,351	$4,233	$3,507	$67,764

Capital expenditures, (excluding acquisitions)	$30,359	$33,503	$37,889	$7,176	$5,946	$114,873
Identifiable assets	$231,977	$195,403	$247,077	$70,245	$584,405	$1,329,107

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011

Segment profits	$128,504	$111,538	$262,073	$201,506

General and administrative expenses	(45,540)	(34,138)	(86,898)	(65,479)
Depreciation and amortization	(45,536)	(34,784)	(89,520)	(67,764)
Gain (loss) on disposal of assets	(980)	(942)	(2,699)	763

Operating income (loss)	$36,448	$41,674	$82,956	$69,026

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2012	2011
	(In thousands)

Capital leases issued for equipment	$26,667	$24,104
Asset retirement obligation additions	$13	$11

Basic paid no income taxes during the six months ended June 30, 2012 or for the same period in 2011. Basic paid interest of approximately $28.2 million and $18.6 million during the six months ended June 30, 2012 and 2011, respectively.

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

Level 1 — Quoted prices in active markets for identical assets or liabilities that Basic has the ability to access. Active markets are those in which transactions for the asset or liability occur in sufficient frequency and volume to provide pricing information on an ongoing basis.

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

Basic’s asset retirement obligation related to its salt water disposal sites, brine water wells, gravel pits and land farm sites, each of which is subject to rules and regulations regarding usage and eventual closure, is measured using primarily Level 3 inputs. The significant unobservable inputs to this fair value measurement include estimates of plugging, abandonment and remediation costs, inflation rate and well life. The inputs are calculated based on historical data as well as current estimated costs. The fair value is calculated by taking the present value of the expected cash flow at the time of the closure of the site. The following table reflects the changes in the fair value of the liability during the six months ended June 30, 2012 (in thousands):

Asset Retirement Obligation
Balance, December 31, 2011	$1,845
Additional asset retirement obligation	13
Accretion expense	56
Settlements	(92)

Balance, June 30, 2012	$1,822

14. Subsequent Events

From July 1, 2012 to July 25, 2012, Basic repurchased 546,726 shares of common stock for a total price of approximately $5.2 million (an average of approximately $9.59 per share), inclusive of commissions and fees.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in seven separate acquisitions from January 1, 2011 to June 30, 2012. Our total hydraulic horsepower increased from 142,000 at December 31, 2010 to 277,000 at June 30, 2012. Our weighted average number of fluid service trucks increased from 820 in the first quarter of 2011 to 918 in the second quarter of 2012. Our weighted average number of well servicing rigs increased from 412 in the first quarter of 2011 to 431 in the second quarter of 2012. These acquisitions make our revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2012		2011
Revenues:
Completion and remedial services	$321.0	44%	$219.3	40%
Fluid services	185.9	25%	153.8	29%
Well servicing	194.6	27%	153.0	28%
Contract drilling	30.9	4%	16.8	3%

Total revenues	$732.4	100%	$542.9	100%

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

In the first half of 2009, utilization and pricing for our services declined due to low oil and natural gas prices. In the third quarter of 2009, oil prices began to increase and remained relatively stable through 2010. During the first half of 2011, oil prices increased primarily due to political instability in several oil producing countries. In the last half of 2011 and through the first half of 2012, oil prices remained at levels that allowed our customers to continue new drilling projects and workover activities. The trend in oil prices since 2009 has caused utilization and pricing for our services to increase in our oil-based operating areas. Utilization and pricing for our services in our natural gas-based operating areas throughout 2011 and during the first six months of 2012 have remained depressed due to low natural gas prices.

We expect that our utilization levels across all of our business segments should decline slightly through the remainder of 2012 as competition has increased in our established oil-oriented market areas as competitors have moved equipment from gas-related areas. We anticipate activity in natural gas-oriented markets to remain at depressed levels through 2012 due to low natural gas prices. We believe that pricing for our frac pumping services could decline by up to 10% to 15% in the second half of 2012 due to competitors relocating equipment from the slow gas markets into the busier oil-oriented markets.

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

Selected Acquisitions

During 2011, we made four acquisitions that complemented our existing business segments. These included, among others:

The Maverick Companies

On July 8, 2011, we acquired all of the outstanding equity interests of Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing, LLC (collectively, the “Maverick Companies”) for total cash consideration of $186.3 million including working capital. This acquisition operates in our completion and remedial services segment.

During the first six months of 2012, we made three acquisitions that complemented our existing business segments, including:

Surface Stac, Inc.

On May 16, 2012, we acquired all of the assets of Surface Stac Inc. for total cash consideration of $23.2 million. This acquisition operates in our completion and remedial services segment.

Segment Overview

Completion and Remedial Services

During the first six months of 2012, our completion and remedial services segment represented 44% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing, water treatment and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 277,000 and 176,000 at June 30, 2012 and June 30, 2011, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012 (dollars in thousands):

	Revenues	Segment Profits %
2011:
First Quarter	$97,507	44%
Second Quarter	$121,807	44%
Third Quarter	$157,121	46%
Fourth Quarter	$160,699	45%
Full Year	$537,134	45%
2012:
First Quarter	$164,420	41%
Second Quarter	$156,560	41%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The decrease in completion and remedial services revenue to $156.6 million in the second quarter of 2012 from $164.4 million in the first quarter of 2012 resulted primarily from increased competition and lower pricing. Segment profits as a percentage of revenue remained flat at 41% for both the first and second quarters of 2012.

Fluid Services

During the first six months of 2012, our fluid services segment represented 25% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services operations for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012 (dollars in thousands):

	Weighted Average Number of Fluid Service Trucks	Trucking Hours	Revenue Per Fluid Service Truck	Segment Profits Per Fluid Service Truck	Segment Profits %
2011:
First Quarter	820	494,700	$88	$29	33%
Second Quarter	837	525,700	$97	$36	37%
Third Quarter	869	563,900	$101	$38	37%
Fourth Quarter	875	570,800	$104	$38	37%
Full Year	850	2,155,100	$391	$141	36%
2012:
First Quarter	900	580,700	$106	$36	34%
Second Quarter	918	552,400	$99	$35	36%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck decreased by 7% to $99,000 in the second quarter of 2012 compared to $106,000 in the first quarter of 2012, primarily due to increased competition in oil-oriented markets. Segment profit percentage increased to 36% for the second quarter of 2012 from 34% for the first quarter of 2012, primarily due to lower unemployment taxes and overall lower operating costs in the second quarter.

Well Servicing

During the first six months of 2012, our well servicing segment represented 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work, due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet increased from a weighted average number of 412 rigs in the first quarter of 2011 to 431 in the second quarter of 2012.

The following is an analysis of our well servicing operations for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012:

	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits Per Rig Hour	Segment Profits %
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
Second Quarter	412	205,700	69.8%	$376	$122	32%
Third Quarter	415	222,100	74.8%	$386	$117	31%
Fourth Quarter	417	217,100	72.8%	$398	$132	33%
Full Year	414	829,600	70.1%	$380	$119	31%
2012:
First Quarter	423	231,300	76.5%	$393	$117	30%
Second Quarter	431	232,500	75.4%	$399	$111	27%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization decreased to 75.4% in the second quarter of 2012 compared to 76.5% in the first quarter of 2012. Lower utilization resulted from declining utilization in several gas markets and in particular the Appalachian market, along with aggressive competition in oil markets. Our segment profit percentage decreased to 27% during the second quarter of 2012 from 30% during the first quarter of 2012 due to lower profitability in several gas markets and increased labor and other operating costs offset against lower unemployment taxes in the second quarter.

Contract Drilling

During the first six months of 2012, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the second quarter of 2012 compared to a weighted average of six rigs in the first quarter of 2011, due to the purchase of six drilling rigs.

The following is an analysis of our contract drilling segment for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012 and June 30, 2012:

	Weighted Average Number of Rigs	Rig Operating Days	Revenue Per Drilling Day	Profits (Loss) Per Drilling Day	Segment Profits %
2011:
First Quarter	6	522	$13,500	$4,900	36%
Second Quarter	10	714	$13,700	$3,300	24%
Third Quarter	10	802	$14,600	$4,700	32%
Fourth Quarter	10	851	$14,700	$5,000	34%
Full Year	9	2,889	$14,200	$4,500	31%
2012:
First Quarter	12	967	$15,800	$5,200	33%
Second Quarter	12	1,007	$15,500	$5,800	37%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Revenue per day decreased slightly to $15,500 in the second quarter of 2012 from $15,800 in the first quarter of 2012. Segment profit percentage increased to 37% in the second quarter of 2012 from 33% in the first quarter of 2012 due to one-time costs incurred in the first quarter of 2012 related to bringing two new rigs into service.

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

Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $750,000, $750,000 and $300,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions based upon third-party actuarial data and claims history.

Revenue Recognition. We recognize revenues when the services are performed, collection of the relevant receivables is probable, persuasive evidence of the arrangement exists and the price is fixed or determinable.

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

Results of Operations

The following is a comparison of our results of operations for the three months and six months ended June 30, 2012 compared to the three months and six months ended June 30, 2011. For additional segment-related information and trends, please read “— Segment Overview” above.

Three Months Ended June 30, 2012 Compared to Three Months Ended June 30, 2011

Revenues. Revenues increased by 22% to $361.5 million during the second quarter of 2012 from $296.9 million during the same period in 2011. This increase was primarily due to increased demand by our customers for our services, which resulted from higher drilling and well maintenance activity among our customers. Our acquisitions in the latter half of 2011 and during the first six months of 2012 also increased our revenues, with the Maverick Companies acquisition adding approximately $33.2 million in revenue during the second quarter of 2012.

Completion and remedial services revenues increased by 29% to $156.6 million during the second quarter of 2012 compared to $121.8 million in the same period in 2011. The increase in revenue between these periods was primarily due to the addition of new equipment through acquisitions and capital expenditures, including the Maverick Companies acquisition in the third quarter of 2011 that added approximately $33.2 million in revenue during the second quarter of 2012. Total hydraulic horsepower increased to 277,000 at June 30, 2012 from 176,000 at June 30, 2011.

Fluid services revenues increased by 11% to $90.6 million during the second quarter of 2012 compared to $81.4 million in the same period in 2011. Our revenue per fluid service truck increased 2% to $99,000 in the second quarter of 2012 compared to $97,000 in the same period in 2011. Our weighted average number of fluid service trucks increased to 918 during the second quarter of 2012 from 837 in the same period in 2011.

Well servicing revenues increased by 18% to $98.7 million during the second quarter of 2012 compared to $83.9 million during the same period in 2011. The higher revenues were due to the 13% increase in rig hours to 232,500 during the second quarter of 2012 from 205,700 during the second quarter of 2011. There was also a 6% increase in revenue per rig hour to $399 during the second quarter of 2012 from $376 during the second quarter of 2011. Our average number of well servicing rigs increased to 431 during the second quarter of 2012 compared to 412 in the same period in 2011, primarily due to the acquisition of Pat’s P&A, Inc. in the third quarter of 2011 and Mayo Marrs Casing in the first quarter of 2012.

Contract drilling revenues increased by 59% to $15.6 million during the second quarter of 2012 compared to $9.8 million in the same period in 2011. The number of rig operating days increased 41% to 1,007 in the second quarter of 2012 compared to 714 in the second quarter of 2011. There was also a 13% increase in revenue per drilling day to $15,500 in the second quarter of 2012 from $13,700 in the second quarter of 2011. The increases in revenue and rig operating days were due to the addition of four drilling rigs in the first half of 2011 and two drilling rigs in the first quarter of 2012.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 26% to $233.0 million during the second quarter of 2012 from $185.3 million in the same period in 2011. This increase was primarily due to increased activity levels and the addition of newly acquired assets in each of our four business segments.

Direct operating expenses for the completion and remedial services segment increased by 35% to $93.1 million during the second quarter of 2012 as compared to $68.8 million for the same period in 2011 due in part to increased activity levels and the acquisition of the Maverick Companies in July 2011. Segment profits decreased to 41% of revenues during the second quarter of 2012 compared to 44% for the same period in 2011, primarily due to higher material costs such as sand and chemicals, and increased personnel costs.

Direct operating expenses for the fluid services segment increased by 13% to $58.2 million during the second quarter of 2012 as compared to $51.7 million for the same period in 2011, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 36% of revenues during the second quarter of 2012 compared to 37% for the same period in 2011.

Direct operating expenses for the well servicing segment increased by 25% to $71.9 million during the second quarter of 2012 as compared to $57.4 million for the same period in 2011. The increase in direct operating expenses was due to increased activity levels along with increased payroll, insurance and incentive compensation costs. Segment profits were 27% of revenues during the second quarter of 2012 compared to 32% for the same period in 2011, primarily due to lower profitability in several gas markets and increased labor and other operating costs.

Direct operating expenses for the contract drilling segment were $9.8 million during the second quarter of 2012 and $7.4 million for the same period in 2011. Segment profits were 37% of revenues during the second quarter of 2012 compared to 24% for the same period in 2011, primarily due to improved pricing and the addition of two rigs that commenced on contract in the first quarter of 2012.

General and Administrative Expenses. General and administrative expenses increased by 33% to $45.5 million during the second quarter of 2012 from $34.1 million for the same period in 2011, due mainly to increased personnel costs, including incentive compensation, and increased costs from the Maverick Companies acquisition and other acquisitions completed in the second half of 2011 and the first half of 2012. Included in general and administrative expense is a $2.9 million charge related to a Texas state sales and use tax audit, covering the period from 2006 to 2010. This liability may change as additional review is performed. Also included is a $1.0 million charge for the pro rata portion of costs associated with the relocation of Basic’s Corporate offices. Additional costs of approximately $6.2 million are anticipated to be incurred through the completion of the relocation process. General and administrative expenses included $3.2 million and $2.1 million of stock-based compensation expense during the second quarter of 2012 and 2011, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $45.5 million during the second quarter of 2012 as compared to $34.8 million for the same period in 2011. The increase in depreciation expense was due to the increased investment in our property and equipment over the past twelve months through internal growth and through the seven acquisitions completed since June 30, 2011.

Interest Expense. Interest expense increased by 25% to $14.8 million during the second quarter of 2012 compared to $11.8 million for the same period in 2011. The increased expense was due to the issuance of an aggregate of $475.0 million of 7.75% senior notes in 2011.

Income Tax Expense. Income tax expense was $7.1 million during the second quarter of 2012 as compared to income tax expense of $13.4 million for the same period in 2011. Our effective tax rate during the second quarter of 2012 and 2011 was approximately 33% and 45%, respectively. The decrease in our effective tax rate was primarily due to an increased tax effect related to the early tender of our 11.625% Senior Secured Notes in February 2011 as well as a Texas margin tax refund of $1.9 million associated with the amended return for 2008.

Six Months Ended June 30, 2012 Compared to Six Months Ended June 30, 2011

Revenues. Revenues increased by 35% to $732.4 million during the first six months of 2012 from $542.9 million during the same period in 2011. This increase was primarily due to increased demand by our customers for our services, which resulted from higher drilling and well maintenance activity among our customers. Our acquisitions in the latter half of 2011 and during the first six months of 2012 also increased our revenues, with the Maverick Companies acquisition adding approximately $68.1 million in revenue during the first six months of 2012.

Completion and remedial services revenues increased by 46% to $321.0 million during the first six months of 2012 compared to $219.3 million in the same period in 2011. The increase in revenue between these periods was primarily due to the addition of new equipment, through both acquisitions and capital expenditures, including the Maverick Companies acquisition in the third quarter of 2011 that added approximately $68.1 million in revenue during the first six months of 2012. Total hydraulic horsepower increased to 277,000 at June 30, 2012 from 176,000 at June 30, 2011, primarily due to the acquisition of the Maverick Companies in the third quarter of 2011.

Fluid services revenues increased by 21% to $185.9 million during the first six months of 2012 compared to $153.7 million in the same period in 2011. Our revenue per fluid service truck increased 10% to $205,000 in the first six months of 2012 compared to $186,000 in the same period in 2011, which reflects the expansion of our truck and frac tank fleets and increases in both utilization and pricing for our services. Our weighted average number of fluid service trucks increased 10% to 909 during the first six months of 2012 from 828 in the same period in 2011.

Well servicing revenues increased by 27% to $194.6 million during the first six months of 2012 compared to $153.0 million during the same period in 2011. The higher revenues were due to the 19% increase in rig hours to 463,800 during the first six months of 2012 from 390,400 during the first six months of 2011. This segment also experienced an increase in revenue per rig hour to $396 during the first six months of 2012 from $366 during the first six months of 2011. Our average number of well servicing rigs increased to 427 during the first six months of 2012 compared to 412 in the same period in 2011, primarily due to the acquisition of Pat’s P&A, Inc. in the third quarter of 2011 and Mayo Marrs Casing in the first quarter of 2012.

Contract drilling revenues increased by 84% to $30.9 million during the first six months of 2012 compared to $16.8 million in the same period in 2011. The number of rig operating days increased 60% to 1,974 in the first six months of 2012 compared to 1,236 in the first six months of 2011. The increases in revenue and rig operating days were due to the addition of four drilling rigs in the first half of 2011 and two drilling rigs in the first quarter of 2012.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased by 38% to $470.3 million during the first six months of 2012 from $341.4 million in the same period in 2011. This increase was primarily due to increased activity levels in each of our four business segments which reflects the impact of the Maverick Companies acquisition and other acquisitions completed in the second half of 2011 and the first half of 2012.

Direct operating expenses for the completion and remedial services segment increased by 54% to $190.1 million during the first six months of 2012 compared to $123.8 million for the same period in 2011 due primarily to personnel and other costs associated with additional equipment and increased activity levels overall, especially in our pumping services line with the acquisition of the Maverick Companies. Segment profits decreased to 41% of revenues during the first six months of 2012 compared to 44% for the same period in 2011, due to higher material costs such as sand and chemicals, and increased personnel costs.

Direct operating expenses for the fluid services segment increased by 21% to $121.1 million during the first six months of 2012 compared to $99.9 million for the same period in 2011, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 35% of revenues for both the first six months of 2012 and 2011.

Direct operating expenses for the well servicing segment increased by 31% to $139.1 million during the first six months of 2012 compared to $105.8 million for the same period in 2011. The increase in direct operating expenses was due to increased activity levels along with increased payroll, insurance and incentive compensation costs. Segment profits were 29% of revenues for the first six months of 2012 and 31% for the first six months of 2011, primarily due to lower profitability in several gas markets and increased labor and other operating costs.

Direct operating expenses for the contract drilling segment increased by 68% to $20.0 million during the first six months of 2012 from $11.9 million for the same period in 2011. Segment profits increased to 35% of revenues during the first six months of 2012 compared to 29% for the same period in 2011, due to improved pricing and the addition of two rigs that commenced on contract in the first quarter of 2012.

General and Administrative Expenses. General and administrative expenses increased by 33% to $86.8 million during the first six months of 2012 from $65.5 million for the same period in 2011, due mainly to increased personnel costs, including incentive compensation, and increased costs from the Maverick Companies acquisition and other acquisitions completed in the second half of 2011 and the first half of 2012. Included in general and administrative expense is a $2.9 million charge related to a Texas state sales and use tax audit, covering the period from 2006 to 2010. This liability may change as additional review is performed. Also included is a $1.0 million charge for the pro rata portion of costs associated with the relocation of Basic’s Corporate offices. Additional costs of approximately $6.2 million are anticipated to be incurred through the completion of the relocation process. General and administrative expenses included $5.4 million and $3.8 million of stock-based compensation expense during the first six months of 2012 and 2011, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $89.5 million during the first six months of 2012 compared to $67.8 million for the same period in 2011. The increase in depreciation expense was due to the increased investment in our property and equipment over the past twelve months through internal growth and through the seven acquisitions completed since June 30, 2011.

Interest Expense. Interest expense increased to $30.1 million during the first six months of 2012 compared to $23.2 million during the first six months of 2011. The increased expense was due to the issuance of an aggregate of $475.0 million of 7.75% senior notes in the first half of 2011.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $49.4 million in the first six months of 2011 due to the retirement of our 11.625% Senior Secured Notes in February 2011.

Income Tax Expense. Income tax expense was $18.9 million during the first six months of 2012 compared to an income tax benefit of $1.3 million for the same period in 2011. Our effective tax rate during the first six months of 2012 and 2011 was approximately 36% and 40%, respectively. The decrease in our effective tax rate was primarily due to an increased tax effect related to the early tender of our 11.625% Senior Secured Notes in February 2011 as well as a Texas margin tax refund of $1.9 million associated with the amended return for 2008.

Liquidity and Capital Resources

As of June 30, 2012, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $250.0 million revolving credit facility. As of June 30, 2012, we had unrestricted cash and cash equivalents of $103.5 million compared to $78.5 million as of December 31, 2011. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $177.5 million for the six months ended June 30, 2012 compared to cash provided by operating activities of $55.6 million during the same period in 2011. Operating cash flow in the first six months of 2012 was higher mainly due to the increase in profitability resulting from higher revenues across all of our business segments. Operating cash flow also increased significantly due to higher depreciation and amortization associated with the growth in our asset base in 2011 and the first six months of 2012. The cash provided by operating activities in the first six months of 2011 was reduced by the increase in accounts receivable due to the rapidly increasing revenues in the same period.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2012 were $128.5 million compared to $114.9 million in the same period of 2011. We added $26.7 million of additional assets through our capital lease program during the first six months of 2012 compared to $24.1 million of additional assets in the same period in 2011.

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

7.125% Senior Notes due 2016

In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “7.125% Senior Notes”). The 7.125% Senior Notes were jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). As of June 30, 2012, these three subsidiaries held no assets and performed no operations.

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

These limitations are subject to a number of important qualifications and exceptions. As of June 30, 2012, we were in compliance with the restrictive covenants under the 7.125% Senior Notes Indenture.

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

These and other covenants that are contained in the 7.75% Senior Notes Indenture are subject to important exceptions and qualifications. As of June 30, 2012, we were in compliance with the restrictive covenants under the 7.75% Senior Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 7.75% Senior Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we entered into another amendment to the Credit Agreement that, among other things, increased the available credit thereunder from $225.0 million to $250.0 million.

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

We had no borrowings and $18.8 million of letters of credit outstanding under the Credit Agreement as of June 30, 2012. At June 30, 2012, we had available borrowing capacity under the Credit Agreement of $231.2 million. At June 30, 2012, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of June 30, 2012, we had total capital leases of approximately $88.0 million.

Preferred Stock

At June 30, 2012 and December 31, 2011, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of June 30, 2012, we had approximately $9.0 million of net operating loss carryforwards.

Recent Accounting Pronouncements

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (“ASU 2011-11”). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 becomes effective for Basic on January 1, 2013. Basic does not anticipate any impact to its results of operations, financial position or liquidity when the guidance becomes effective.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2012, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase activity for the three months ended June 30, 2012 (in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1 — April 30 (2)	2	$15.43	—	$—
May 1 — May 31 (2)	12	$11.86	—	$—
June 1 — June 30	535	$9.34	535	$30,189
Total	549	$9.42	535	$30,189

(1)	On May 24, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to approximately $35.2 million of shares of our common stock from time to time in open market or private transactions, at our discretion, as a continuation of our prior $50.0 million stock repurchase program announced in 2008 (of which $14.8 million has been previously purchased). The stock repurchase program may be suspended or discontinued at any time.
(2)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.11*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.12*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.13*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.1*

Amendment No. 3 to Credit Agreement, dated as of April 5, 2012, by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 10, 2012)

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

Date: July 30, 2012

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

10.1*

Amendment No. 3 to Credit Agreement, dated as of April 5, 2012, by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 10, 2012)

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