Form 10-Q
period 2012-09-30
BASIC ENERGY SERVICES INC
filed 2012-10-30
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number 001-32693

Basic Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2091194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry Street, Suite 2100 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip code)

(817) 334-4100

(Registrant’s telephone number, including area code)

500 W. Illinois, Suite 100

Midland, Texas 79701

(Former address, if changed since last report)

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

42,078,625 shares of the registrant’s Common Stock were outstanding as of October 19, 2012.

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

PART I — FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$103,562	$78,458
Trade accounts receivable, net of allowance of $1,970 and $1,230, respectively	240,295	254,446
Accounts receivable - related parties	54	65
Income tax receivable	2,178	314
Inventories	41,075	34,963
Prepaid expenses	10,278	8,667
Other current assets	6,839	6,768
Deferred tax assets	16,884	39,154

Total current assets	421,165	422,835

Property and equipment, net	914,293	856,412
Deferred debt costs, net of amortization	14,179	16,131
Goodwill	90,871	82,571
Other intangible assets, net of amortization	76,182	74,637
Other assets	6,566	7,342

Total assets	$1,523,256	$1,459,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$57,381	$56,957
Accrued expenses	72,566	65,096
Current portion of long-term debt	36,676	34,115
Other current liabilities	816	315

Total current liabilities	167,439	156,483

Long-term debt, net of unamortized premium on notes of $1,737 and $1,892, respectively	763,088	748,976
Deferred tax liabilities	184,868	183,551
Other long-term liabilities	13,220	11,215
Commitments and contingencies

Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2012 and December 31, 2011	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,079,625 shares outstanding at September 30, 2012; 42,530,809 shares issued and 42,486,645 shares outstanding at December 31, 2011	435	425
Additional paid-in capital	353,252	345,619
Retained earnings	54,491	13,659
Treasury stock, at cost, 1,420,407 and 44,164 shares at September 30, 2012 and December 31, 2011, respectively	(13,537)	—

Total stockholders’ equity	394,641	359,703

Total liabilities and stockholders’ equity	$1,523,256	$1,459,928

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$143,348	$157,121	$464,328	$376,435
Fluid services	84,422	87,444	270,339	241,204
Well servicing	97,502	89,710	292,127	242,738
Contract drilling	15,128	11,712	46,021	28,519

Total revenues	340,400	345,987	1,072,815	888,896

Expenses:
Completion and remedial services	86,988	84,470	277,111	208,230
Fluid services	57,411	54,731	178,479	154,647
Well servicing	67,949	62,167	207,063	168,016
Contract drilling	10,043	7,972	30,080	19,850
General and administrative, including stock-based compensation of $2,993 and $2,162 in three months and $8,365 and $5,920 in nine months ended September 30, 2012 and 2011, respectively	44,063	38,049	130,961	103,528
Depreciation and amortization	48,272	41,348	137,792	109,112
(Gain) loss on disposal of assets	424	65	3,123	(698)

Total expenses	315,150	288,802	964,609	762,685

Operating income	25,250	57,185	108,206	126,211
Other income (expense):
Interest expense	(15,078)	(15,397)	(45,133)	(38,581)
Interest income	8	1,538	31	1,566
Loss on early extinguishment of debt	—	—	—	(49,366)
Other income (expense)	260	183	624	442

Income from continuing operations before income taxes	10,440	43,509	63,728	40,272

Income tax	(3,976)	(16,914)	(22,896)	(15,620)

Net income	$6,464	$26,595	$40,832	$24,652

Earnings per share of common stock:
Basic	$0.16	$0.66	$1.00	$0.61

Diluted	$0.16	$0.64	$0.98	$0.59

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance - December 31, 2011	42,530,809	$425	$345,619	$—	$13,659	$359,703
Issuances of restricted stock	969,223	10	(303)	293	—	—
Amortization of share-based compensation	—	—	8,365	—	—	8,365
Purchase of treasury stock	—	—	—	(14,925)	—	(14,925)
Exercise of stock options / vesting of restricted stock	—	—	(429)	1,095	—	666
Net income	—	—	—	—	40,832	40,832

Balance - September 30, 2012 (unaudited)	43,500,032	$435	$353,252	$(13,537)	$54,491	$394,641

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Nine Months Ended September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$40,832	$24,652
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	137,792	109,112
Accretion on asset retirement obligation	82	99
Change in allowance for doubtful accounts	740	(1,069)
Amortization of deferred financing costs	2,094	1,653
Amortization and retirement of discount or premium on notes	(155)	6,436
Non-cash compensation	9,038	5,920
Loss on early extinguishment of debt (non-cash)	—	3,940
Premium on retirement of 11.625% senior secured notes	—	36,179
(Gain) loss on disposal of assets	3,123	(698)
Deferred income taxes	23,587	9,574
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	18,859	(75,602)
Inventories	(6,112)	(7,673)
Prepaid expenses and other current assets	(1,993)	1,465
Other assets	1,370	(3,220)
Accounts payable	361	10,712
Excess tax expense (benefit) from exercise of employee stock options / vesting of restricted stock	—	(5,034)
Income tax payable	(1,864)	84,209
Other liabilities	1,970	(6,958)
Accrued expenses	3,847	8,811

Net cash provided by operating activities	233,571	202,508

Cash flows from investing activities:
Purchase of property and equipment	(126,694)	(167,114)
Proceeds from sale of assets	5,590	19,194
Payments for other long-term assets	(551)	(462)
Payments for businesses, net of cash acquired	(43,117)	(215,948)

Net cash used in investing activities	(164,772)	(364,330)

Cash flows from financing activities:
Proceeds from debt	—	498,850
Payments of debt	(30,598)	(269,192)
Premium on retirement of 11.625% senior secured notes	—	(36,179)
Purchase of treasury stock	(14,925)	(1,872)
Excess tax (expense) benefit from exercise of employee stock options / vesting of restricted stock	—	5,034
Tax withholding from exercise of stock options	(128)	(3,017)
Exercise of employee stock options	794	7,318
Deferred loan costs and other financing activities	1,162	(15,426)

Net cash provided by (used in) financing activities	(43,695)	185,516

Net increase in cash and equivalents	25,104	23,694
Cash and cash equivalents - beginning of period	78,458	47,918

Cash and cash equivalents - end of period	$103,562	$71,612

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

September 30, 2012 (unaudited)

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

Basic’s goodwill and trade name intangibles are considered to have an indefinite useful economic life and are not amortized. Basic assesses impairment of its goodwill and trade name intangibles annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the assets has decreased below the assets’ carrying value. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely than not that the fair value of the reporting unit is less than the carrying amount, then the two-step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.

Deferred Debt Costs

Basic capitalizes certain costs in connection with obtaining its borrowings, such as lender’s fees and related attorneys’ fees. These costs are amortized to interest expense using the effective interest method.

Deferred debt costs were approximately $20.9 million net of accumulated amortization of $6.7 million, and $20.8 million net of accumulated amortization of $4.6 million at September 30, 2012 and December 31, 2011, respectively. Amortization of deferred debt costs totaled approximately $702,000 and $685,000 for the three months ended September 30, 2012 and 2011, respectively. Amortization of deferred debt costs totaled approximately $2.1 million and $1.7 million for the nine months ended September 30, 2012 and 2011, respectively.

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

Basic had trade names of $1.9 million as of September 30, 2012 and $1.9 million at December 31, 2011. Trade names have an indefinite life and are tested for impairment annually.

Additions to goodwill during the nine months ended September 30, 2012 were primarily due to the purchase price allocations for acquisitions completed during 2011 and the first nine months of 2012. These purchase price allocations were preliminary and subject to change. The changes in the carrying amount of goodwill for the nine months ended September 30, 2012 were as follows (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2011	$72,369	$4,086	$6,116	$—	$82,571
Goodwill additions and adjustments	7,552	327	421	—	8,300

Balance as of September 30, 2012	$79,921	$4,413	$6,537	$—	$90,871

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $83.8 million at September 30, 2012 and $78.2 million at December 31, 2011. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $6.6 million and $7.6 million at September 30, 2012 and December 31, 2011, respectively. The gross carrying amount of other intangible assets subject to amortization was $1.1 million and $1.1 million at September 30, 2012 and December 31, 2011, respectively. Accumulated amortization related to these intangible assets totaled approximately $17.3 million and $14.1 million at September 30, 2012 and December 31, 2011, respectively. Amortization expense for the three months ended September 30, 2012 and 2011 was approximately $1.8 and $1.8 million, respectively. Amortization expense for the nine months ended September 30, 2012 and 2011 was approximately $5.2 million and $3.9 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of September 30, 2012 were $61.9 million, $3.4 million, $4.7 million and $4.3 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.

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

The decrease in our effective tax rate for the nine months ended September 30, 2011 compared to the nine months ended September 30, 2012 was due to the notification from the State of Texas that Basic’s requested amendment to the 2008 Texas Margin Tax return would be allowed, and a refund of $1.9 million would be granted. The tax rate also decreased due to an increased tax effect related to the early tender of our 11.625% Senior Secured Notes in February 2011.

Interest charges are recorded in interest expense and penalties are recorded in income tax expense.

Accounts Receivable

Basic estimates its allowance for losses on accounts receivable based on historic collections and expectations for future collections. These losses historically have been within management’s expectations and Basic regularly reviews accounts for collectability. After all collection efforts are exhausted, if the balance is still determined to be uncollectible, the balance is written off. Expense related to the write off of uncollectible accounts is recorded in general and administrative expense.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the nine months or three months ended September 30, 2012 or 2011.

Asset Retirement Obligations

Basic records the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and capitalizes an equal amount as a cost of the asset, depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlements of obligations.

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

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet“ (“ASU 2011-11”). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 becomes effective for Basic on January 1, 2013. Basic does not anticipate any impact to its results of operations, financial position or liquidity when the guidance becomes effective.

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 allows a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount before applying the quantitative impairment test. If it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the impairment test for that indefinite-lived intangible asset would be performed. ASU 2012-02 is effective for annual and interim impairment tests performed for indefinite-lived intangible assets for fiscal years beginning after September 15, 2012 and early adoption is permitted. Basic plans on early adopting this accounting standard update and although it will change the process Basic uses to determine if indefinite-lived intangible assets are impaired, it is not expected to have a material impact on Basic’s consolidated financial statements.

3. Acquisitions

In 2011 and during the first nine months of 2012, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values for the Mayo Marrs Casing Pulling, Inc., SPA Victoria, LP and Surface Stac, Inc. acquisitions and the final values for the remaining acquisitions at the date of acquisition (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)
Lone Star Anchor Trucking, Inc.	July 7, 2011	$10,102
Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing, LLC (collectively the “Maverick Companies”)	July 8, 2011	$186,251
Pat’s P&A, Inc.	August 1, 2011	$8,974
Cryogas Services LLP	September 8, 2011	$11,085

Total 2011		$216,412

Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	$11,948
Surface Stac, Inc.	May 15, 2012	$24,551

Total 2012		$43,143

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of the Maverick Companies in July 2011 has been deemed significant and is discussed below in further detail. The pro forma effect of the remainder of the acquisitions completed in 2011 or completed in the first nine months of 2012 is not material, either individually or when aggregated, to the reported results of operations.

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

The Maverick Companies

On July 8, 2011, Basic acquired all of the equity interests of the Maverick Companies. The results of the Maverick Companies’ operations have been included in the financial statements since that date. The amount of revenue included in the consolidated statement of operations during the first nine months of 2011 was $27.7 million. The aggregate purchase price was approximately $186.3 million in cash.

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

Current Assets	$17,112
Property and Equipment	92,856
Other Intangible Assets (1)	29,400
Goodwill (2)	60,381
Other Non-Current Assets	464

Total Assets Acquired	$200,213

Current Liabilities	$11,824
Deferred Income Taxes	—

Total Liabilities Assumed	$11,824

Net Assets Acquired	$188,389

(1)	Other intangible assets consists of customer relationship of $25.3 million, amortizable over 15 years, non-compete agreements of $3.6 million, amortizable over five years, intellectual property of $380,000, amortizable over 15 years, and trade names of $170,000 with an indefinite life.
(2)	Goodwill is primarily attributable to operational and cost synergies expected to be realized from the acquisition by integrating Maverick’s equipment and assembled workforce. All of the goodwill is expected to be deductible for tax purposes.

The following unaudited pro forma results of operations have been prepared as though the Maverick Companies acquisition had been completed on January 1, 2010. Pro forma amounts are based on the purchase price allocation of the significant acquisition and are not necessarily indicative of the results that may be reported in the future (in thousands, except per share data):

Nine Months Ended
September 30, 2011
Revenues	$944,277
Net income	$27,641
Earnings per common share - basic	$0.69
Earnings per common share - diluted	$0.67

In preparing the pro forma financials, Basic added $8.1 million of depreciation for the nine months ended September 30, 2011. Amortization expense, for the amortization of intangible assets, of $1.3 million was included for the nine months ended September 30, 2011. Interest expense of $6.4 million was included for the nine months ended September 30, 2011.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Land	$13,747	$11,314
Buildings and improvements	54,359	47,710
Well service units and equipment	487,648	447,743
Fluid services equipment	209,125	179,495
Brine and fresh water stations	14,016	13,000
Frac/test tanks	267,112	246,816
Pressure pumping equipment	276,629	246,931
Construction equipment	29,080	29,281
Contract drilling equipment	104,188	93,728
Disposal facilities	90,850	78,632
Vehicles	61,237	54,238
Rental equipment	60,543	46,851
Aircraft	4,151	4,251
Software	23,853	23,595
Other	15,939	15,690

	1,712,477	1,539,275
Less accumulated depreciation and amortization	798,184	682,863

Property and equipment, net	$914,293	$856,412

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Light vehicles	$31,471	$28,794
Well service units and equipment	1,659	1,671
Fluid services equipment	103,961	83,544
Pressure pumping equipment	29,588	24,260
Contract drilling equipment	2,791	—
Construction equipment	1,236	1,341
Software	17,120	16,896
Other	557	557

	188,383	157,063
Less accumulated amortization	67,859	60,455

	$120,524	$96,608

Amortization of assets held under capital leases of approximately $7.7 million and $5.7 million for the three months ended September 30, 2012 and 2011, respectively, and $21.1 million and $15.9 million for the nine months ended September 30, 2012 and 2011, respectively, is included in depreciation and amortization expense in the consolidated statements of operations and comprehensive income.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	225,000	225,000
7.75% Senior Notes	475,000	475,000
Unamortized premium	1,737	1,892
Capital leases and other notes	98,027	81,199

	799,764	783,091
Less current portion	36,676	34,115

	$763,088	$748,976

7.125% Senior Notes due 2016

On April 12, 2006, Basic issued $225.0 million of 7.125% Senior Notes due April 2016 (the “2016 Notes”) in a private placement. The 2016 Notes are unsecured. Under the terms of the sale of the 2016 Notes, Basic was required to take appropriate steps to offer to exchange other 2016 Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement 2016 Notes. Basic completed the exchange offer for all of the 2016 Notes on October 16, 2006.

Basic issued the 2016 Notes pursuant to an indenture, dated as of April 12, 2006, by and among Basic, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee (the “2016 Notes Indenture”). Interest on the 2016 Notes accrues at a rate of 7.125% per year. Interest payments on the 2016 Notes are due semi-annually, on April 15 and October 15.

The 2016 Notes are redeemable at the option of Basic at specified redemption prices as described in the 2016 Notes Indenture.

Following a change of control, as defined in the 2016 Notes Indenture, Basic will be required to make an offer to repurchase all or any portion of the 2016 Notes at a purchase price of 101% of the principal amount, plus accrued and unpaid interest to the date of repurchase.

The 2016 Notes Indenture contains covenants that, among other things, limit the ability of Basic and its restricted subsidiaries to incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with affiliates; limit dividends or other payments by restricted subsidiaries; and sell assets or consolidate or merge with or into other companies. These limitations are subject to a number of important qualifications and exceptions set forth in the 2016 Notes Indenture. At September 30, 2012, Basic was in compliance with the restrictive covenants under the 2016 Notes Indenture.

As part of the issuance of the above-mentioned 2016 Notes, Basic incurred debt issuance costs of approximately $5.2 million, which are being amortized to interest expense using the effective interest method over the term of the 2016 Notes.

The 2016 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. As of September 30, 2012, these three subsidiaries held no assets and performed no operations. Basic, the ultimate parent company, does not have any independent operating assets or operations. See Note 14 “Subsequent Events”, for details on the early tender of the 2016 Notes and issuance of $300.0 million of 7.75% Senior Notes due 2022.

7.75% Senior Notes due 2019

On February 15, 2011, Basic issued $275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, Basic issued an additional $200.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 2016 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2019 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2019 Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of the sale of the 2019 Notes, Basic was required to take appropriate steps to offer to exchange other 2019 Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement 2019 Notes. Basic completed the exchange offer for all of the 2019 Notes on November 15, 2011.

The purchase price for the $275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. Basic received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. Basic used a portion of the net proceeds from the February offering to fund its tender offer and consent solicitation for its 11.625% Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer. Basic used a portion of the net proceeds from the June offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

The 2019 Notes were issued pursuant to an indenture dated as of February 15, 2011 (the “2019 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 2019 Notes accrues at a rate of 7.75% per year. Interest on the 2019 Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Notes mature on February 15, 2019.

The 2019 Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to: incur additional indebtedness; pay dividends or repurchase or redeem capital stock; make certain investments; incur liens; enter into certain types of transactions with its affiliates; limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and sell assets or consolidate or merge with or into other companies. These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At September 30, 2012, Basic was in compliance with the restrictive covenants under the 2019 Notes Indenture.

Basic may, at its option, redeem all or part of the 2019 Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before February 15, 2014, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

In addition, at any time before February 15, 2015, Basic may redeem some or all of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

Following a change of control, as defined in the 2019 Notes Indenture, Basic will be required to make an offer to repurchase all or a portion of the Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

Revolving Credit Facility

On February 15, 2011, in connection with the 2019 Notes offering, Basic entered into a new $165.0 million revolving credit facility (as amended, the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase its total credit available from $165.0 million to $225.0 million. On April 5, 2012, Basic entered into another amendment to the Credit Agreement that, among other things, increased the available credit thereunder from $225.0 million to $250.0 million. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all assets of Basic and the guarantors as collateral under a related Security Agreement (the “Security Agreement”). As of September 30, 2012, the non-guarantor subsidiaries held no assets and performed no operations. Borrowings under the Credit Agreement mature on January 15, 2016, and Basic has the ability at any time to prepay the Credit Agreement without premium or penalty. At Basic’s option, advances under the Credit Agreement may be comprised of (i) alternate base rate loans, at a variable base interest rate plus a margin ranging from 1.50% to 2.25% based on Basic’s leverage ratio or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.50% to 3.25% based on Basic’s leverage ratio. Basic will pay a commitment fee equal to 0.50% on the daily unused amount of the commitments under the Credit Agreement.

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

Basic had no borrowings and $22.5 million of letters of credit outstanding under the Credit Agreement as of September 30, 2012. At September 30, 2012, Basic had availability under the Credit Agreement of $227.5 million. At September 30, 2012, Basic was in compliance with its covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At September 30, 2012, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2012	2011
Cash payments for interest	$47,510	$38,045
Commitment and other fees paid	1,228	775
Amortization of debt issuance costs and discount or premium on notes	1,939	1,849
Change in accrued interest	(5,184)	(2,129)
Capitalized interest	(377)	—
Other	17	41

	$45,133	$38,581

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

In 2011, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2006 through 2010 would be conducted. A preliminary report has been issued for this audit, and Basic will appeal the preliminary report through the redetermination process. Based on Basic’s analysis, the potential liability associated with this audit ranges from $2.9 million to $13.6 million. An accrual for the estimated liability of $2.9 million was recorded in the second quarter of 2012 in Basic’s financial statements as general and administrative expense. This range could potentially change in future periods after further review and discussions.

Corporate Office Relocation

On June 4, 2012, Basic announced that the Company was moving its corporate headquarters to Fort Worth, Texas from Midland, Texas. A transition plan was developed to provide for the move of the corporate operations, including relocation benefits for employees who will be transferring, and severance and retention benefits for employees who will not be continuing with the Company after the move. As part of the relocation, severance and retention plans, Basic recognized $3.0 million in general and administrative expense for the three months ended September 30, 2012 and $4.0 million for the nine months ended September 30, 2012.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims and medical and dental coverage of $1.0 million, $1.0 million and $300,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At September 30, 2012 and December 31, 2011, self-insured risk accruals totaled approximately $21.5 million net of a $31,000 receivable for medical and dental coverage and $19.7 million net of a $1,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At September 30, 2012 and December 31, 2011, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.

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

During the nine months ended September 30, 2012, Basic issued 105,700 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

In May 2012, Basic announced that its Board of Directors reinstated the share repurchase program initially adopted in 2008 and suspended in 2009. The program allows the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During the third quarter of 2012, Basic repurchased 661,773 shares for a total price of approximately $6.4 million (an average of approximately $9.64 per share), inclusive of commissions and fees. As of September 30, 2012, Basic may purchase up to an additional $23.8 million of Basic’s shares of common stock under this program.

Basic has also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 79,730 shares through net share settlements during 2011 and 202,506 shares through net share settlements during the first nine months of 2012.

Preferred Stock

At September 30, 2012 and December 31, 2011, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

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

During the three months ended September 30, 2012 and 2011, compensation expense related to share-based arrangements was approximately $3.0 million and $2.2 million, respectively. For compensation expense recognized during the three months ended September 30, 2012 and 2011, Basic recognized a tax benefit of approximately $1.1 million and $840,000, respectively. During the nine months ended September 30, 2012 and 2011, compensation expense related to share-based arrangements were approximately $8.4 and $5.9 million, respectively. For compensation expense recognized during the nine months ended September 30, 2012 and 2011, Basic recognized a tax benefit of approximately $3.0 million and $2.3 million, respectively.

As of September 30, 2012, there was approximately $20.3 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.1 years. The total fair value of share-based awards vested during the nine months ended September 30, 2012 and 2011 was approximately $12.7 million and $9.0 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $2.8 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been approximately $1.5 million.

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

The following table reflects the summary of stock options outstanding at September 30, 2012 and the changes during the three months then ended:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value (000’s)
Non-statutory stock options:
Outstanding, beginning of period	787,450	$14.55
Options granted	—	$—
Options forfeited	(2,000)	$26.84
Options exercised	(105,700)	$6.30
Options expired	—	$—

Outstanding, end of period	679,750	$15.79	2.82	$1,754

Exercisable, end of period	679,750	$15.79	2.82	$1,754

Vested or expected to vest, end of period	679,750	$15.79	2.82	$1,754

The total intrinsic value of share options exercised during the nine months ended September 30, 2012 and 2011 was approximately $874,000 and $11.9 million, respectively.

Cash received from share option exercises under the Plan was approximately $666,000 and $4.3 million for the nine months ended September 30, 2012 and 2011, respectively. The actual tax benefit realized for the tax deductions from options exercised was $4.6 million for the nine months ended September 30, 2011. During the nine months ended September 30, 2012, there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax benefit would have been approximately $142,000.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 8, 2012, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2012 through December 31, 2012, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 190,126 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2014. As of September 30, 2012, Basic estimated that 8% of the target number of performance-based awards will be earned. A summary of the status of Basic’s non-vested share grants at September 30, 2012 and changes during the nine months ended September 30, 2012 is presented in the following table:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	1,962,171	$13.41
Granted during period	853,466	18.02
Vested during period	(704,891)	13.91
Forfeited during period	(100,847)	15.38

Nonvested at end of period	2,009,899	$15.10

9. Related Party Transactions

Basic had receivables from employees of approximately $54,000 and $65,000 as of September 30, 2012 and December 31, 2011, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold, or $5,000 per month. In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$6,464	$26,595	$40,832	$24,652
Denominator:
Denominator for basic earnings per share	40,227,407	40,450,840	40,713,950	40,280,797

Stock options	140,849	337,870	177,873	431,171
Unvested restricted stock	72,849	606,828	568,532	802,750

Denominator for diluted earnings per share	40,441,105	41,395,538	41,460,355	41,514,718

Basic earnings (loss) per common share:	$0.16	$0.66	$1.00	$0.61

Diluted earnings (loss) per common share:	$0.16	$0.64	$0.98	$0.59

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

Fluid Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, and construction and other related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Corporate and Other	Total
Three Months Ended September 30, 2012 (Unaudited)
Operating revenues	$143,348	$84,422	$97,502	$15,128	$—	$340,400
Direct operating costs	(86,988)	(57,411)	(67,949)	(10,043)	—	$(222,391)

Segment profits	$56,360	$27,011	$29,553	$5,085	$—	$118,009

Depreciation and amortization	$14,763	$13,691	$14,113	$3,503	$2,202	$48,272

Capital expenditures, (excluding acquisitions)	$12,276	$6,729	$10,036	$3,176	$7,744	$39,961

Three Months Ended September 30, 2011 (Unaudited)
Operating revenues	$157,121	$87,444	$89,710	$11,712	$—	$345,987
Direct operating costs	(84,470)	(54,731)	(62,167)	(7,972)	—	(209,340)

Segment profits	$72,651	$32,713	$27,543	$3,740	$—	$136,647

Depreciation and amortization	$12,647	$11,081	$13,409	$2,253	$1,958	$41,348

Capital expenditures, (excluding acquisitions)	$15,979	$14,000	$16,941	$2,847	$2,474	$52,241

Nine Months Ended September 30, 2012 (Unaudited)
Operating revenues	$464,328	$270,339	$292,127	$46,021	$—	$1,072,815
Direct operating costs	(277,111)	(178,479)	(207,063)	(30,080)	—	$(692,733)

Segment profits	$187,217	$91,860	$85,064	$15,941	$—	$380,082

Depreciation and amortization	$41,258	$38,016	$43,028	$8,892	$6,598	$137,792

Capital expenditures, (excluding acquisitions)	$41,978	$26,158	$32,442	$10,673	$15,443	$126,694
Identifiable assets	$437,153	$256,422	$305,578	$62,760	$461,343	$1,523,256

Nine Months Ended September 30, 2011 (Unaudited)
Operating revenues	$376,435	$241,204	$242,738	$28,519	$—	$888,896
Direct operating costs	(208,230)	(154,647)	(168,016)	(19,850)	—	$(550,743)

Segment profits	$168,205	$86,557	$74,722	$8,669	$—	$338,153

Depreciation and amortization	$33,374	$29,241	$35,384	$5,946	$5,167	$109,112

Capital expenditures, (excluding acquisitions)	$51,115	$44,785	$54,194	$9,106	$7,914	$167,114
Identifiable assets	$409,609	$222,800	$285,287	$55,086	$423,619	$1,396,401

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended June 30,
	2012	2011	2012	2011
Segment profits	$118,009	$136,647	$380,082	$338,153

General and administrative expenses	(44,063)	(38,049)	(130,961)	(103,528)
Depreciation and amortization	(48,272)	(41,348)	(137,792)	(109,112)
Gain (loss) on disposal of assets	(424)	(65)	(3,123)	698

Operating income (loss)	$25,250	$57,185	$108,206	$126,211

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2012	2011
	(In thousands)
Capital leases issued for equipment	$47,426	$38,772
Asset retirement obligation additions	$11	$53

Basic paid income taxes of $1.4 million during the nine months ended September 30, 2012, and Basic paid no income taxes during the nine months ended September 30, 2011. Basic paid interest of approximately $47.5 million and $38.0 million during the nine months ended September 30, 2012 and 2011, respectively.

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

Basic does not have any assets or liabilities that are remeasured at fair value on a recurring basis.

14. Subsequent Events

Tender Offer for 2016 Notes

On October 1, 2012, Basic announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of its 2016 Notes. On October 16, 2012, Basic closed on the consent solicitation and early tenders made as of October 15, 2012 (the “Consent Expiration”), at which time Basic had received tenders and consents from the holders of approximately $217.3 million in aggregate principal amount, or approximately 96.58%, of its outstanding $225.0 million 2016 Notes. In connection with the tender offer and related consent solicitation for the 2016 Notes, on October 16, 2012, Basic entered into a supplemental indenture to the 2016 Notes Indenture to, among other things, eliminate substantially all of the restrictive covenants and certain event of default provisions in the 2016 Notes Indenture. On October 16, 2012, Basic also paid to holders who had validly tendered and not withdrawn their 2016 Notes, for each $1,000 principal amount of such notes, $1,027.25 (which included a consent payment of $20.00) plus accrued and unpaid interest. The tender offer is scheduled to expire at 11:59 p.m., New York City time, on October 29, 2012 (the “Expiration Time”). Noteholders tendering after the Consent Expiration and prior to the Expiration Time will be eligible to receive only $1,007.25 per $1,000 principal amount of 2016 Notes that are validly tendered and not validly withdrawn. Basic has also announced that it will redeem on November 16, 2012 all outstanding 2016 Notes not tendered prior to the Expiration Time, and Basic has satisfied and discharged its obligations under the 2016 Notes Indenture.

Amendment to Credit Agreement

On October 1, 2012, Basic entered into Amendment No. 4 to its existing secured revolving credit facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent, that, among other things, permits the issuance of the 2022 Notes described below and the repurchase or optional redemption of the 2016 Notes.

Private Placement of 7.75% Senior Notes due 2022

On October 16, 2012, Basic closed its private offering of $300.0 million of 7.75% Senior Notes due 2022 (the “2022 Notes”), which bear interest at a rate of 7.75% per annum. The 2022 Notes were sold to investors at 100% of their face amount. Basic used and may use a portion of the net proceeds from the offering, after offering expenses, to fund the pending tender offer and consent solicitation for its existing 2016 Notes and may use a portion of the net proceeds to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds will be used for general corporate purposes.

Sale of Certain Rocky Mountain Assets

On October 10, 2012, Basic sold certain assets in its Rocky Mountain region at auction. The sale of these assets did not represent an exit from a geographic market or a service line of Basic. Total consideration from the sale was approximately $6.4 million. The assets sold and auction fees had a cost value of $3.7 million, for a gain to be recognized of approximately $2.7 million. This gain will be recognized in the fourth quarter of 2012.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in seven separate acquisitions from January 1, 2011 to September 30, 2012. Our total hydraulic horsepower increased from 142,000 at December 31, 2010 to 277,000 at September 30, 2012. Our weighted average number of fluid service trucks increased from 820 in the first quarter of 2011 to 931 in the third quarter of 2012. Our weighted average number of well servicing rigs increased from 412 in the first quarter of 2011 to 431 in the third quarter of 2012. These acquisitions make our revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2012		2011
Revenues:
Completion and remedial services	$464.3	44%	$376.5	43%
Fluid services	270.4	25%	241.2	27%
Well servicing	292.1	27%	242.7	27%
Contract drilling	46.0	4%	28.5	3%

Total revenues	$1,072.8	100%	$888.9	100%

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

In the first half of 2009, utilization and pricing for our services declined due to low oil and natural gas prices. In the third quarter of 2009, oil prices began to increase and remained relatively stable through 2010. During the first half of 2011, oil prices increased primarily due to political instability in several oil producing countries. In the last half of 2011 and through the first nine months of 2012, oil prices remained at levels that allowed our customers to continue new drilling projects and workover activities. The trend in oil prices since 2009 has caused utilization and pricing for our services to increase in our oil-based operating areas. Utilization and pricing for our services in our natural gas-based operating areas throughout 2011 and during the first nine months of 2012 have remained depressed due to low natural gas prices.

We expect that our utilization levels across all of our business segments should decline slightly through the remainder of 2012 and into the first quarter of 2013 as competition has increased in our established oil-oriented market areas as competitors have moved equipment from slower gas-related areas. We anticipate activity in natural gas-oriented markets to remain at lower levels in the near term due to low natural gas prices. While we expect the current operating environment of lower activity and increased pricing pressure to continue into early 2013, preliminary feedback from our customers indicates that their capital spending for 2013 is likely to be similar to this year, although it is uncertain when that spending will be initiated.

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

Our customers have been currently pursuing aggressive drilling and production programs in our oil and liquid rich markets. As new equipment has come on line and as equipment is shifted from natural gas rich areas to oil rich areas there has been increased price competition for our services, primarily in our pumping and completion services.

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

During the first nine months of 2012, we made three acquisitions that complemented our existing business segments, including:

Surface Stac, Inc.

On May 16, 2012, we acquired all of the assets of Surface Stac Inc. for total cash consideration of $24.6 million. This acquisition operates in our completion and remedial services segment.

Segment Overview

Completion and Remedial Services

During the first nine months of 2012, our completion and remedial services segment represented 44% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing, water treatment and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 277,000 and 269,000 at September 30, 2012 and September 30, 2011, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (dollars in thousands):

	Revenues	Segment Profits %
2011:
First Quarter	$97,507	44%
Second Quarter	$121,807	44%
Third Quarter	$157,121	46%
Fourth Quarter	$160,699	45%
Full Year	$537,134	45%
2012:
First Quarter	$164,420	41%
Second Quarter	$156,560	41%
Third Quarter	$143,348	39%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The decrease in completion and remedial services revenue to $143.3 million in the third quarter of 2012 from $156.6 million in the second quarter of 2012 resulted primarily from increased competition and lower pricing. Segment profits as a percentage of revenue decreased to 39% for the third quarter compared to 41% for both the first and second quarters of 2012 primarily due to lower rates for our services.

Fluid Services

During the first nine months of 2012, our fluid services segment represented 25% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled. The following is an analysis of our fluid services operations for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012 (dollars in thousands):

	Weighted Average Number of Fluid Service Trucks	Trucking Hours	Revenue Per Fluid Service Truck	Segment Profits Per Fluid Service Truck	Segment Profits %
2011:
First Quarter	820	494,700	$88	$29	33%
Second Quarter	837	525,700	$97	$36	37%
Third Quarter	869	563,900	$101	$38	37%
Fourth Quarter	875	570,800	$104	$38	37%
Full Year	850	2,155,100	$391	$141	36%
2012:
First Quarter	900	580,700	$106	$36	34%
Second Quarter	918	552,400	$99	$35	36%
Third Quarter	931	551,600	$91	$29	32%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck decreased by 8% to $91,000 in the third quarter of 2012 compared to $99,000 in the second quarter of 2012, primarily due to increased competition in oil-oriented markets and a reduction of rental activity associated with new drilling projects. Segment profit percentage decreased to 32% for the third quarter of 2012 from 36% for the second quarter of 2012, primarily due to lower pricing from increased competition as well as a decrease in non-trucking revenue, including frac tank rentals and skim oil sales.

Well Servicing

During the first nine months of 2012, our well servicing segment represented 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet increased from a weighted average number of 412 rigs in the first quarter of 2011 to 431 rigs in the third quarter of 2012.

The following is an analysis of our well servicing operations for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012:

	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits Per Rig Hour	Segment Profits %
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
Second Quarter	412	205,700	69.8%	$376	$122	32%
Third Quarter	415	222,100	74.8%	$386	$117	31%
Fourth Quarter	417	217,100	72.8%	$398	$132	33%
Full Year	414	829,600	70.1%	$380	$119	31%
2012:
First Quarter	423	231,300	76.5%	$393	$117	30%
Second Quarter	431	232,500	75.4%	$399	$111	27%
Third Quarter	431	226,400	73.5%	$402	$124	30%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization decreased to 73.5% in the third quarter of 2012 compared to 75.4% in the second quarter of 2012. Lower utilization resulted from aggressive competition in oil markets. However, segment profit percentage increased to 30% during the third quarter of 2012 from 27% during the second quarter of 2012 due to lower maintenance and other operating costs.

Contract Drilling

During the first nine months of 2012, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the third quarter of 2012 compared to a weighted average of six rigs in the first quarter of 2011, due to the purchase of six drilling rigs.

The following is an analysis of our contract drilling segment for each of the quarters in 2011, the full year ended December 31, 2011 and the quarters ended March 31, 2012, June 30, 2012 and September 30, 2012:

	Weighted Average Number of Rigs	Rig Operating Days	Revenue Per Drilling Day	Profits (Loss) Per Drilling Day	Segment Profits %
2011:
First Quarter	6	522	$13,500	$4,900	36%
Second Quarter	10	714	$13,700	$3,300	24%
Third Quarter	10	802	$14,600	$4,700	32%
Fourth Quarter	10	851	$14,700	$5,000	34%
Full Year	9	2,889	$14,200	$4,500	31%
2012:
First Quarter	12	967	$15,800	$5,200	33%
Second Quarter	12	1,007	$15,500	$5,800	37%
Third Quarter	12	957	$15,800	$5,300	34%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Revenue per day increased slightly to $15,800 in the third quarter of 2012 from $15,500 in the second quarter of 2012. Segment profit percentage decreased to 34% in the third quarter of 2012 from 37% in the second quarter of 2012 due to the decrease in rig operating days in the third quarter.

Operating Cost Overview

Our operating costs are comprised primarily of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. The majority of our employees are paid on an hourly basis. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Compensation for our administrative personnel in local operating yards and in our corporate office is accounted for as general and administrative expenses. Repair and maintenance are performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks and other equipment in our fleet, employee payroll and safety record.

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

Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $1.0 million, $1.0 million and $300,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions based upon third-party actuarial data and claims history.

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

Results of Operations

The following is a comparison of our results of operations for the three months and nine months ended September 30, 2012 compared to the three months and nine months ended September 30, 2011. For additional segment-related information and trends, please read— Segment Overview” above.

Three Months Ended September 30, 2012 Compared to Three Months Ended September 30, 2011

Revenues. Revenues decreased by 2% to $340.4 million during the third quarter of 2012 from $346.0 million during the same period in 2011. This decrease was primarily due to decreased pricing for our services, driven by continued low natural gas prices and increased competition in oil-dominant markets.

Completion and remedial services revenues decreased by 9% to $143.3 million during the third quarter of 2012 compared to $157.1 million in the same period in 2011. The decrease in revenue between these periods was primarily due decreased utilization of equipment in gassier areas of our geographic footprint, as well as overall lower rates for our services due to increased competition. Total hydraulic horsepower increased to 277,000 at September 30, 2012 from 269,000 at September 30, 2011.

Fluid services revenues decreased by 3% to $84.4 million during the third quarter of 2012 compared to $87.4 million in the same period in 2011. Our revenue per fluid service truck decreased 10% to $91,000 in the third quarter of 2012 compared to $101,000 in the same period in 2011. The decrease in revenue was primarily due to increased competition and a reduction in rental activity. Our weighted average number of fluid service trucks increased to 931 during the third quarter of 2012 from 869 in the same period in 2011.

Well servicing revenues increased by 9% to $97.5 million during the third quarter of 2012 compared to $89.7 million during the same period in 2011. The higher revenues were due to the 2% increase in rig hours to 226,400 during the third quarter of 2012 from 222,100 during the third quarter of 2011. There was also a 4% increase in revenue per rig hour to $402 during the third quarter of 2012 from $386 during the third quarter of 2011. Our average number of well servicing rigs increased to 431 during the third quarter of 2012 compared to 415 in the same period in 2011, primarily due to the acquisition of Pat’s P&A, Inc. in the third quarter of 2011 and Mayo Marrs Casing Pulling, Inc. in the first quarter of 2012.

Contract drilling revenues increased by 29% to $15.1 million during the third quarter of 2012 compared to $11.7 million in the same period in 2011. The number of rig operating days increased 19% to 957 in the third quarter of 2012 compared to 802 in the third quarter of 2011. There was also an 8% increase in revenue per drilling day to $15,800 in the third quarter of 2012 from $14,600 in the third quarter of 2011. The increases in revenue and rig operating days were due to the addition of four drilling rigs in the first half of 2011 and two drilling rigs in the first quarter of 2012.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, fuel and maintenance and repair costs, increased by 6% to $222.4 million during the third quarter of 2012 from $209.3 million in the same period in 2011. This increase was primarily due to high activity levels in some geographic areas and the addition of newly acquired assets in each of our four business segments.

Direct operating expenses for the completion and remedial services segment increased by 3% to $87.0 million during the third quarter of 2012 as compared to $84.5 million for the same period in 2011 due in part to high activity levels and a full quarter of impact from the acquisition of Maverick Companies in July 2011. Segment profits decreased to 39% of revenues during the third quarter of 2012 compared to 46% for the same period in 2011, primarily due to lower pricing for our services.

Direct operating expenses for the fluid services segment increased by 5% to $57.4 million during the third quarter of 2012 as compared to $54.7 million for the same period in 2011, mainly due to personnel and other costs associated with increased activity levels and a larger asset base. Segment profits were 32% of revenues during the third quarter of 2012 compared to 37% for the same period in 2011.

Direct operating expenses for the well servicing segment increased by 9% to $67.9 million during the third quarter of 2012 as compared to $62.2 million for the same period in 2011. The increase in direct operating expenses was due to increased activity levels along with increased payroll, insurance and incentive compensation costs. Segment profits were 30% of revenues during the third quarter of 2012 compared to 31% for the same period in 2011, primarily due to lower profitability in several gas markets and increased labor and other operating costs.

Direct operating expenses for the contract drilling segment were $10.0 million during the third quarter of 2012 and $8.0 million for the same period in 2011. Segment profits were 34% of revenues during the third quarter of 2012 compared to 32% for the same period in 2011, primarily due to improved pricing and the addition of two rigs that commenced on contract in the first quarter of 2012.

General and Administrative Expenses. General and administrative expenses increased by 16% to $44.1 million during the third quarter of 2012 from $38.0 million for the same period in 2011, due mainly to increased personnel costs, including corporate relocation costs and incentive compensation. Included in the third quarter is a $3.0 million charge for the pro rata portion of costs associated with the relocation of Basic’s corporate offices. Additional costs of approximately $3.2 million are anticipated to be incurred through the completion of the relocation process in the fourth quarter of 2012. General and administrative expenses included $3.0 million and $2.2 million of stock-based compensation expense during the third quarter of 2012 and 2011, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $48.3 million during the third quarter of 2012 as compared to $41.3 million for the same period in 2011. The increase in depreciation expense was due to the increased investment in our property and equipment over the past twelve months through internal growth and through the seven acquisitions completed since June 30, 2011.

Interest Expense. Interest expense decreased by 2% to $15.1 million during the third quarter of 2012 compared to $15.4 million for the same period in 2011.

Income Tax Expense. Income tax expense was $4.0 million during the third quarter of 2012 as compared to income tax expense of $16.9 million for the same period in 2011. Our effective tax rate during the third quarter of 2012 and 2011 was approximately 38% and 39%, respectively. The decrease in income tax expense is due to the decline in pre-tax income, which was $10.4 million during the third quarter of 2012 compared to $43.5 million during the same period in 2011.

Nine Months Ended September 30, 2012 Compared to Nine Months Ended September 30, 2011

Revenues. Revenues increased by 21% to $1.1 billion during the first nine months of 2012 from $888.9 million during the same period in 2011. This increase was primarily due to increased demand by our customers for our services, which resulted from higher drilling and well maintenance activity among our customers. Our acquisitions that were completed in the latter half of 2011 and during the first nine months of 2012 also increased our revenues, with the Maverick Companies acquisition adding approximately $100.0 million in revenue during the first nine months of 2012.

Completion and remedial services revenues increased by 23% to $464.3 million during the first nine months of 2012 compared to $376.4 million in the same period in 2011. The increase in revenue between these periods was primarily due to the addition of new equipment, through both acquisitions and capital expenditures, including the Maverick Companies acquisition in the third quarter of 2011 that added approximately $100.0 million in revenue during the first nine months of 2012. Total hydraulic horsepower increased to 277,000 at September 30, 2012 from 269,000 at September 30, 2011.

Fluid services revenues increased by 12% to $270.3 million during the first nine months of 2012 compared to $241.2 million in the same period in 2011. Our revenue per fluid service truck increased 3% to $295,000 in the first nine months of 2012 compared to $286,000 in the same period in 2011, which reflects the expansion of our frac tank fleets and increases in both utilization and pricing for our services. Our weighted average number of fluid service trucks increased 9% to 916 during the first nine months of 2012 from 842 in the same period in 2011.

Well servicing revenues increased by 20% to $292.1 million during the first nine months of 2012 compared to $242.7 million during the same period in 2011. The higher revenues were due to the 13% increase in rig hours to 690,200 during the first nine months of 2012 from 612,500 during the first nine months of 2011. This segment also experienced an increase in revenue per rig hour to $398 during the first nine months of 2012 from $374 during the first nine months of 2011. Our average number of well servicing rigs increased to 428 during the first nine months of 2012 compared to 413 in the same period in 2011, primarily due to the acquisition of Pat’s P&A, Inc. in the third quarter of 2011 and Mayo Marrs Casing Pulling, Inc. in the first quarter of 2012.

Contract drilling revenues increased by 61% to $46.0 million during the first nine months of 2012 compared to $28.5 million in the same period in 2011. The number of rig operating days increased 44% to 2,931 in the first nine months of 2012 compared to 2,038 in the first nine months of 2011. The increases in revenue and rig operating days were due to the full period impact of the addition of four drilling rigs in the first half of 2011 and two drilling rigs in the first quarter of 2012.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased by 26% to $692.7 million during the first nine months of 2012 from $550.7 million in the same period in 2011. This increase was primarily due to increased activity levels in each of our four business segments, which reflects the impact of the Maverick Companies acquisition and other acquisitions completed in the second half of 2011 and the first half of 2012.

Direct operating expenses for the completion and remedial services segment increased by 33% to $277.1 million during the first nine months of 2012 compared to $208.2 million for the same period in 2011 due primarily to personnel and other costs associated with additional equipment and increased activity levels overall, especially in our pumping services line with the acquisition of the Maverick Companies in the third quarter of 2011. Segment profits decreased to 40% of revenues during the first nine months of 2012 compared to 45% for the same period in 2011, due to higher materials costs, such as sand and chemicals, and increased personnel costs.

Direct operating expenses for the fluid services segment increased by 15% to $178.5 million during the first nine months of 2012 compared to $154.6 million for the same period in 2011, mainly due to personnel and other costs associated with increased activity levels. Segment profits were 34% of revenues during the first nine months of 2012 compared to 36% for the same period in 2011, due to lower rates charged for our services and decreased frac tank rental revenue.

Direct operating expenses for the well servicing segment increased by 23% to $207.1 million during the first nine months of 2012 compared to $168.0 million for the same period in 2011. The increase in direct operating expenses was due to increased activity levels along with increased payroll, insurance and incentive compensation costs. Segment profits were 29% of revenues for the first nine months of 2012 and 31% for the first nine months of 2011, primarily due to lower profitability in several gas markets and increased labor and other operating costs.

Direct operating expenses for the contract drilling segment increased by 51% to $30.1 million during the first nine months of 2012 from $19.9 million for the same period in 2011. Segment profits increased to 34% of revenues during the first nine months of 2012 compared to 30% for the same period in 2011, due to improved pricing and the addition of two rigs that commenced on contract in the first quarter of 2012.

General and Administrative Expenses. General and administrative expenses increased by 27% to $131.0 million during the first nine months of 2012 from $103.5 million for the same period in 2011, due mainly to increased personnel costs, including incentive compensation, and increased costs from the Maverick Companies acquisition and other acquisitions completed in the second half of 2011 and the first half of 2012. Included in general and administrative expense for the first nine months of 2012 is a $2.9 million charge related to a Texas state sales and use tax audit, covering the period from 2006 to 2010. This liability may change as additional review is performed. Also included in the first nine months of 2012 is a $4.0 million charge for the pro rata portion of costs associated with the relocation of Basic’s corporate offices. Additional costs of approximately $3.2 million are anticipated to be incurred through the completion of the relocation process during the fourth quarter of 2012. General and administrative expenses included $8.4 million and $5.9 million of stock-based compensation expense during the first nine months of 2012 and 2011, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $137.8 million during the first nine months of 2012 compared to $109.1 million for the same period in 2011. The increase in depreciation expense was due to the increased investment in our property and equipment over the past twelve months through internal growth and through the seven acquisitions completed since June 30, 2011.

Interest Expense. Interest expense increased to $45.1 million during the first nine months of 2012 compared to $38.6 million during the first nine months of 2011. The increased expense was due to the issuance of an aggregate of $475.0 million of 2019 Notes in the first half of 2011.

Loss on Early Extinguishment of Debt. Loss on early extinguishment of debt was $49.4 million in the first nine months of 2011 due to the retirement of our 11.625% Senior Secured Notes in February 2011.

Income Tax Expense. Income tax expense was $22.9 million during the first nine months of 2012 compared to an income tax expense of $15.6 million for the same period in 2011. Our effective tax rate during the first nine months of 2012 and 2011 was approximately 36% and 39%, respectively. The decrease in our effective tax rate was primarily due to an increased tax effect related to the early tender of our 11.625% Senior Secured Notes in February 2011 as well as a Texas margin tax refund of $1.9 million in 2012 associated with the amended return for 2008.

Liquidity and Capital Resources

As of September 30, 2012, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $250.0 million revolving credit facility. As of September 30, 2012, we had unrestricted cash and cash equivalents of $103.6 million compared to $78.5 million as of December 31, 2011. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $233.6 million for the nine months ended September 30, 2012 compared to cash provided by operating activities of $202.5 million during the same period in 2011. Operating cash flow in the first nine months of 2012 was higher mainly due to the increase in profitability resulting from higher revenues across all of our business segments. Operating cash flow also increased significantly due to higher depreciation and amortization associated with the growth in our asset base in 2011 and the first nine months of 2012. The cash provided by operating activities in the first nine months of 2011 was reduced by the increase in accounts receivable due to the rapidly increasing revenues in the same period.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2012 were $169.8 million compared to $383.1 million in the same period of 2011. We added $47.4 million of additional assets through our capital lease program during the first nine months of 2012 compared to $38.7 million of additional assets in the same period in 2011.

For 2012, we plan to spend $200 million for capital expenditures. Based on our view of short-term operating conditions, our capital expenditure program may be increased or decreased accordingly. The foregoing budget excludes acquisitions of other businesses. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

7.125% Senior Notes due 2016

In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “2016 Notes”). The 2016 Notes were jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). As of September 30, 2012, these three subsidiaries held no assets and performed no operations.

We issued the 2016 Notes pursuant to an indenture, dated as of April 12, 2006, by and among us, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee (the “2016 Notes Indenture”).

Interest on the 2016 Notes accrues at a rate of 7.125% per year. Interest on the 2016 Notes is payable in cash semi-annually in arrears on April 15 and October 15 of each year. The 2016 Notes mature on April 15, 2016. The 2016 Notes and the guarantees are unsecured and rank equally with all of our and the guarantors’ existing and future unsecured and unsubordinated obligations. The 2016 Notes and the guarantees rank senior in right of payment to any of our and the guarantors’ existing and future obligations that are, by their terms, expressly subordinated in right of payment to the 2016 Notes and the guarantees. The 2016 Notes and the guarantees are effectively subordinated to our and the guarantors’ secured obligations to the extent of the value of the assets securing such obligations.

As of September 30, 2012, we were in compliance with the restrictive covenants under the 2016 Notes Indenture.

On October 1, 2012, Basic announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of its 2016 Notes. On October 16, 2012, Basic closed on the consent solicitation and early tenders made as of October 15, 2012 (the “Consent Expiration”), at which time Basic had received tenders and consents from the holders of approximately $217.3 million in aggregate principal amount, or approximately 96.58%, of its outstanding $225.0 million 2016 Notes. In connection with the tender offer and related consent solicitation for the 2016 Notes, on October 16, 2012, Basic entered into a supplemental indenture to the 2016 Notes Indenture to, among other things, eliminate substantially all of the restrictive covenants and certain event of default provisions in the 2016 Notes Indenture. On October 16, 2012, Basic also paid to holders who had validly tendered and not withdrawn their 2016 Notes, for each $1,000 principal amount of such notes, $1,027.25 (which included a consent payment of $20.00) plus accrued and unpaid interest. The tender offer is scheduled to expire at 11:59 p.m., New York City time, on October 29, 2012 (the “Expiration Time”). Noteholders tendering after the Consent Expiration and prior to the Expiration Time will be eligible to receive only $1,007.25 per $1,000 principal amount of 2016 Notes that are validly tendered and not validly withdrawn. Basic has also announced that it will redeem on November 16, 2012 all outstanding 2016 Notes not tendered prior to the Expiration Time, and Basic has satisfied and discharged its obligations under the 2016 Notes Indenture.

7.75% Senior Notes due 2019

On February 15, 2011, we issued $275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $200.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 2016 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2019 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. The price to investors for the $275.0 million of 2019 Notes and guarantees issued on February 15, 2011 was 100.000% of their principal amount, and the price to investors for the $200.0 million of 2019 Notes and guarantees issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem the Senior Secured Notes not purchased in the tender offer. We used a portion of the net proceeds from the June offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

The 2019 Notes and the guarantees were issued pursuant to an indenture dated as of February 15, 2011 (the “2019 Notes Indenture”), by and among us, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 2019 Notes accrues at a rate of 7.75% per year. Interest on the 2019 Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Notes mature on February 15, 2019.

The 2019 Notes Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us; and

•	sell assets or consolidate or merge with or into other companies.

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications. As of September 30, 2012, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

Additionally, during any period of time that the 2019 Notes have a Moody’s rating of Baa3 or higher or a Standard & Poor’s rating of BBB- or higher and no default has occurred and is then continuing, certain of the restrictive covenants contained in the 2019 Notes Indenture will cease to apply.

We may, at our option, redeem all or part of the 2019 Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before February 15, 2014, we, at our option, may redeem up to 35% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

In addition, at any time before February 15, 2015, we may redeem some or all of 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

Following a change of control, as defined in the 2019 Notes Indenture, we will be required to make an offer to repurchase all or a portion of the 2019 Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

7.75% Senior Notes due 2022

On October 16, 2012, we successfully completed the issuance and sale of $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 2019 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2022 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used and may use a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our existing 2016 Notes and may use a portion of the net proceeds to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds will be used for general corporate purposes.

The 2022 Notes and the guarantees were issued pursuant to an indenture dated as of October 16, 2012 (the “2022 Notes Indenture”), by and among us, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes accrues from and including October 16, 2012 at a rate of 7.75% per year. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2022 Notes mature on October 15, 2022.

The 2022 Notes Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us; and

•	sell assets or consolidate or merge with or into other companies.

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. Additionally, during any period of time that the 2022 Notes have a Moody’s rating of Baa3 or higher or an Standard & Poor’s rating of BBB- or higher and no default has occurred and is then continuing, certain of the restrictive covenants contained in the 2022 Notes Indenture will cease to apply.

We may, at our option, redeem all or part of the 2022 Notes, at any time on or after October 15, 2017, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before October 15, 2015, we, at our option, may redeem up to 35% of the aggregate principal amount of the 2022 Notes issued under the 2022 Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2022 Notes issued under the 2022 Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

In addition, at any time before October 15, 2017, we may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

Following a change of control, as defined in the 2022 Notes Indenture, we will be required to make an offer to repurchase all or a portion of the 2022 Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a new $165.0 million revolving credit facility (the “Credit Agreement”) with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of September 30, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we entered into another amendment to the Credit Agreement that, among other things, increased the available credit thereunder from $225.0 million to $250.0 million.

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

We had no borrowings and $22.5 million of letters of credit outstanding under the Credit Agreement as of September 30, 2012. At September 30, 2012, we had available borrowing capacity under the Credit Agreement of $227.5 million. At September 30, 2012, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of September 30, 2012, we had total capital leases of approximately $98.0 million.

Preferred Stock

At September 30, 2012 and December 31, 2011, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of September 30, 2012, we had approximately $24.1 million of net operating loss carryforwards.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 allows a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount before applying the quantitative impairment test. If it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the impairment test for that indefinite-lived intangible asset would be performed. ASU 2012-02 is effective for annual and interim impairment tests performed for indefinite-lived intangible assets for fiscal years beginning after September 15, 2012 and early adoption is permitted. Basic plans on early adopting this accounting standard update and although it will change the process Basic uses to determine if indefinite-lived intangible assets are impaired, it is not expected to have a material impact on Basic’s consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2012, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2011.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase activity for the three months ended September 30, 2012 (in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased(2)	Average Price Paid per Share (2)	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1 — July 31	598	$9.62	597	$24,448
August 1 — August 31	68	$9.92	65	$23,809
September 1 — September 30	2	$13.22	0	$23,809
Total	668	$9.66	662	$23,809

(1)	On May 24, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to approximately $35.2 million of shares of our common stock from time to time in open market or private transactions, at our discretion, as a continuation of our prior $50.0 million stock repurchase program announced in 2008 (of which $14.8 million has been previously purchased). The stock repurchase program may be suspended or discontinued at any time.
(2)	These amounts include shares that were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.11*	Eighth Supplemental Indenture dated as of October 16, 2012 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 22, 2012)

4.12*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

Exhibit No.	Description

4.13*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.14*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.15*	Indenture dated as of October 16, 2012, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

4.16*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

4.17*	Registration Rights Agreement dated as of October 16, 2012, by and among Basic Energy Services, Inc., the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 22, 2012)

10.1*	Amendment No. 4 dated October 1, 2012 to Credit Agreement dated February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2012)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference
#	Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name:	Kenneth V. Huseman
Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
Name:	John Cody Bissett
Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: October 29, 2012

Exhibit Index

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated April 12, 2006, among the Company, the guarantors party thereto, and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.3*	Form of 7.125% Senior Note due 2016. (Included in the Indenture filed as Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 13, 2006)

4.4*	First Supplemental Indenture dated as of July 14, 2006 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 20, 2006)

4.5*	Second Supplemental Indenture dated as of April 26, 2007 and effective as of March 7, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.6*	Third Supplemental Indenture dated as of April 26, 2007 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Trust Company, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No 001-32693), filed on May 1, 2007)

4.7*	Fourth Supplemental Indenture dated as of February 9, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.7 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 9, 2009)

4.8*	Fifth Supplemental Indenture dated as of July 23, 2009 to Indenture dated as of April 12, 2006 among the Company as Issuer, the Subsidiary Guarantors named therein and the Bank of New York Mellon Trust Company, N.A., as Trustee. (Incorporated by reference to Exhibit 4.8 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

4.9*	Sixth Supplemental Indenture dated as of December 22, 2010 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

4.10*	Seventh Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.11*	Eighth Supplemental Indenture dated as of October 16, 2012 to Indenture dated as of April 12, 2006, by and among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and The Bank of New York Mellon Trust Company, N.A. as trustee. (Incorporated by reference to Exhibit 4.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 22, 2012)

4.12*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

Exhibit No.	Description

4.13*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.14*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.15*	Indenture dated as of October 16, 2012, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

4.16*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

4.17*	Registration Rights Agreement dated as of October 16, 2012, by and among Basic Energy Services, Inc., the Guarantors named therein and the initial purchasers party thereto. (Incorporated by reference to Exhibit 4.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 22, 2012)

10.1*	Amendment No. 4 dated October 1, 2012 to Credit Agreement dated February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2012)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference
#	Filed with this report