Form 10-K
period 2012-12-31
BASIC ENERGY SERVICES INC
filed 2013-02-27
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32693

Basic Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2091194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry Street, Suite 2100
Fort Worth, Texas	76109
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(817) 334-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of each Class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $284,228,063 as of June 30, 2012, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $10.32 per share and 27,541,479 shares held by non-affiliates).

There were 41,760,935 shares of the registrant’s common stock outstanding as of February 27, 2013.

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

We revised our business segments beginning in the first quarter of 2008, and in connection therewith restated the corresponding items of segment information for earlier periods. Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Prior to 2008, Contract Drilling was included in our Well Servicing segment and also in 2008, Well Site Construction Services was consolidated with our Fluid Services segment. The following is a description of our business segments:

•

Completion and Remedial Services.    Our completion and remedial services segment (43% of our revenues in 2012) operates our fleet of pressure pumping units, an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units, and nitrogen units. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets. In July 2011, we acquired Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing, LLC (collectively, the “Maverick Companies”), which expanded our stimulation, coiled tubing, and thru-tubing business in Colorado, New Mexico, Utah, and Oklahoma and also allowed us to enter the water treatment business.

•

Fluid Services.    Our fluid services segment (26% of our revenues in 2012) utilizes our fleet of 955 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, water treatment and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•

Well Servicing.    Our well servicing segment (27% of our revenues in 2012) operates our fleet of 425 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.

•

Contract Drilling.    Our contract drilling segment (4% of our revenues in 2012) operates our fleet of 12 drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.

Financial information about our segments is included in Note 15 of the notes to our historical consolidated financial statements.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Extensive Domestic Footprint in the Most Prolific Basins.    Our operations are focused on liquids rich basins that currently exhibit strong drilling and production economics as well as natural gas-focused shale plays characterized by prolific reserves and attractive economics. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. Based on the most recent publicly available information, we operate in states that accounted for approximately 78% of the approximately 800,000 existing onshore oil and natural gas wells in the 48 contiguous states and approximately 81% of onshore oil production and 94% of onshore natural gas production. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.

Diversified Service Offering for Further Revenue Growth and Reduced Volatility.    We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 151 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Significant Market Position.    We maintain a significant market share for each of our lines of business within our core operating areas: the Permian Basin of West Texas and Southeast New Mexico; the Gulf Coast region of South Texas and Louisiana; the Mid-Continent region of North Texas, Oklahoma and Kansas; the Ark-La-Tex region of East Texas, North Louisiana and Arkansas; and the Rocky Mountain region of North New Mexico, Colorado, Utah, Wyoming, Montana and North Dakota. Our goal is to be one of the top two providers of the services we provide in each of our core operating areas. Our position in each of these markets allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, stimulation, completion and plugging and abandonment services.

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

Decentralized Experienced Management with Strong Corporate Infrastructure.    Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial and accounting, safety, environmental and maintenance processes and controls. Below our corporate level, we operate a decentralized operational organization in which our eight regional or division managers are responsible for their operations, including asset management, cost control, policy compliance and training and other aspects of quality control. With the majority having over 30 years of industry experience, each regional manager has extensive knowledge of the customer base, job requirements and working conditions in each local market. Below our eight regional or division managers, our area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage contractual risk.

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

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and natural gas prices. Oil prices remained relatively stable through the latter half of 2010, which resulted in increases in drilling, maintenance and workover activities in the oil-driven markets during this period. However, natural gas prices continued to decline significantly in 2009 and remained depressed through 2012, which resulted in decreased activity in the natural gas-driven markets. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable through 2012. Despite natural gas prices remaining below the levels seen in past years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale, and/or that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see stable activity.

The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the EIA average wellhead price for natural gas since 2010:

Period	Cushing WTI Spot Oil Price ($/bbl)	Average Wellhead Price Natural Gas ($/mcf)
1/1/10 — 12/31/10	79.39	4.48
1/1/11 — 12/31/11	94.87	3.95
1/1/12 — 12/31/12	94.11	2.59*

*	The December 2012 average wellhead price for natural gas was not available at the time this report was filed; therefore the average price through November 2012 was used:

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drive the increased demand for our services. In 2010, as oil and natural gas prices improved, the land-based drilling rig count increased approximately 45%. In 2011, oil prices improved further and the land-based drilling rig count increased approximately 18%. In 2012, oil prices remained stable and the land based drilling rig count decreased approximately 13%, according to Baker Hughes.

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

Overview of Our Segments and Services

Completion and Remedial Services Segment

Our completion and remedial services segment provides oil and natural gas operators with a package of services that include the following:

•	pumping services, such as cementing, acidizing, fracturing, coiled tubing, nitrogen and pressure testing;

•	rental and fishing tools;

•	coiled tubing;

•	snubbing services;

•	thru-tubing;

•	cased-hole wireline services; and

•	underbalanced drilling in low pressure and fluid sensitive reservoirs.

This segment has expanded significantly since 2010, primarily through the acquisition of the Maverick Companies in July 2011. This segment operates 228 pressure pumping units, with approximately 291,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. We also operate 14 coiled tubing units, 49 air compressor packages, including foam circulation units, for underbalanced drilling, 12 wireline units for cased-hole measurement and pipe recovery services and 34 snubbing units.

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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2012:

	Market Area
	Ark-La-Tex	Mid-Continent	Gulf Coast	Rocky Mountain	Permian Basin	Appalachia	Total
Pressure Pumping Units	12	123	0	66	27	0	228
Coiled Tubing Units	0	3	0	10	1	0	14
Air/Foam Packages	0	7	0	33	9	0	49
Wireline Units	0	4	0	0	8	0	12
Rental and Fishing Tool Stores	0	5	1	4	9	1	20
Snubbing Units	15	8	0	0	0	11	34

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

Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well interventions, including wellbore maintenance, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals.

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

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2012:

	Market Area
	Rocky Mountain	Permian Basin	Ark-La- Tex	Gulf Coast	Mid- Continent	Total
Fluid Service Trucks	118	427	166	162	82	955
Salt Water Disposal Wells	5	26	23	8	9	71
Fresh/Brine Water Stations	1	42	0	3	0	46
Fluid Storage Tanks	777	1,211	785	465	289	3,527

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

Fluid Services.    We own and operate 955 fluid service trucks equipped with a fluid hauling capacity of up to 150 barrels apiece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

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

Our fleet included 425 well servicing rigs as of December 31, 2012, including 186 newbuilds since October 2004 and 84 rebuilds since the beginning of 2006. Our well servicing rigs operate from facilities in Texas,

Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, Arkansas, Utah, Montana, Pennsylvania and West Virginia. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. The majority of our well servicing segment consists of land-based equipment. We also own four inland well servicing barges. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2012. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

			Market Area
Rig Type	Rated Capacity		Permian Basin	Gulf Coast	Ark-La- Tex	Mid- Continent	Rocky Mountain	Appalachia	Stacked	Total
Swab		N/A	0	1	8	1	0	0	1	11
Light Duty		<90 tons	4	1	0	7	0	0	7	19
Medium Duty	≥	90<125 tons	116	32	22	41	46	2	13	272
Heavy Duty		≥125 tons	70	11	5	4	13	6	6	115
24-Hour		≥125 tons	2	0	0	0	0	0	2	4
Inland Barge		≥125 tons	0	4	0	0	0	0	0	4

Total			192	49	35	53	59	8	29	425

We operate a total of 425 well servicing rigs, one of the largest fleets in the United States. Based on the most recent publicly available information, four of our competitors operate more than 100 well servicing rigs: Key Energy Services, Nabors Industries, Superior Energy Services and Forbes Energy Services. Excluding the rigs operated by Nabors Industries in California, where we do not compete, we believe we have the second largest well servicing rig fleet in the United States.

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

Properties

Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We currently conduct our business from 151 area offices, 79 of which we own and 72 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 151 area offices, 91 are located in Texas, 13 are in Oklahoma, 11 are in New Mexico, 9 are in Colorado, 8 are in North Dakota, 6 are in Wyoming, 3 are in Utah, 2 are in Louisiana, 2 are in Arkansas, 2 are in Kansas, 2 are in Montana, 1 is in Ohio, and 1 is in Pennsylvania.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2012, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed.

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. We believe our two largest competitors, Key Energy Services, Inc. and Nabors Well Services Co.,

each own a significant number of the U.S. marketable well servicing rigs according to the most recent publicly available data, including the Guiberson-AESC well service rig count. Both Key and Nabors are public companies that operate in most of the large oil and natural gas producing regions in the United States. They each have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, Key and Nabors market a large portion of their work to the major oil and gas companies.

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

Our underground injection operations are subject to the federal Safe Drinking Water Act, referred to as the “SDWA,” as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced in January 2013, or at the state level. For example at the state level, Wyoming adopted rules in 2010 requiring operators to disclose chemical additives in hydraulic fracturing fluids. In addition, the Texas Railroad Commission adopted rules on December 13, 2011 that require oil and gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells permitted after February 1, 2012, the Colorado Oil and Gas Conservation Commission adopted rules in December 2011 requiring operators to disclose chemical ingredients used in hydraulic fracturing treatments beginning on April 1, 2012 and the Oklahoma Corporation Commission finalized amendments to its oil and gas rules effective July 1, 2012 to require the disclosure of chemical ingredients and fluid volumes associated with wells hydraulically fractured after the end of 2012. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma, Kansas and Colorado. Our operations also involve the disposal of produced salt water by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the Texas Railroad Commission, also known as the “RRC.” We also operate salt water disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. Regulations in these states require us to obtain a permit from the applicable regulatory agencies to operate each of our underground salt water disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

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

The federal Clean Air Act, as amended, known as the “Clean Air Act,” and state air pollution permitting laws, restrict the emission of air pollutants from many sources, including drilling operations and related equipment, and as a result affect oil and natural gas operations. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide (“CO2”), are being developed by the federal government and may increase the costs of compliance for our drilling services or our customers’ operations. For example, on August 16, 2012, EPA published rules which impose new standards for air emissions from oil and natural gas development and production operations, including requirements to reduce methane emissions, a volatile organic compound as well as a greenhouse gas.

Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2013. However, any such legislation may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the UNFCCC and a subsidiary agreement known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. The United States is a party to the UNFCCC but did not ratify the Kyoto Protocol. Such negotiations have thus far not resulted in substantive changes that would affect domestic industrial sources in the United States, and it is uncertain whether an international agreement will be reached or what the terms of any such agreement would be. The EPA has also taken action under the CAA to regulate greenhouse gas emissions. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases.

Following the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the CAA definition of “air pollutant,” the EPA determined that greenhouse gases from certain sources “endanger” public health or welfare. The EPA subsequently promulgated certain regulations and interpretations that will require new and modified stationary sources of greenhouse gases above certain thresholds to report, limit or control such emissions. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and gas industry, which may affect certain of our existing or future operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA’s Prevention of Significant Deterioration and Title V permit programs. Facilities triggering permit requirements may be required to reduce greenhouse gas emissions consistent with “best available control technology” standards if deemed to be cost effective. Such changes will also affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations. Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective and will remain so unless overturned by a court, or unless Congress adopts legislation altering the EPA’s regulatory authority. The EPA published rules setting green completion standards for natural gas wells and has also announced its intention to promulgate additional regulations restricting greenhouse gas emissions, including rules applicable to the power generation sector and oil refining sector.

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

Employees

As of December 31, 2012, we employed approximately 5,600 people, with approximately 82% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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

We depend on our customers’ willingness to make operating and capital expenditures to explore for, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn. The industry returned to higher activity levels in 2011 and remained higher in the first half of 2012, but another downturn to former levels is possible. Adverse changes in capital markets and declines in prices for oil and natural gas experienced during 2008 and 2009 caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

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

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $79.39, $94.87 and $94.11 per barrel in 2010, 2011 and 2012, respectively, and the average wellhead price for natural gas, as recorded by the EIA, was $4.48, $3.95 and $2.59 per Mcf for 2010, 2011 and 2012, respectively. The full 2012 average wellhead price for natural gas was not available at the time this report was filed; therefore, the average price through November 2012 was used.

We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2012, we invested approximately $171.4 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2011, we invested approximately $221.8 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. Please read “Liquidity and Capital Resources” for more information.

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

Our customers consist primarily of major and independent oil and gas companies. During 2012 and 2011, our top five customers accounted for 25% and 24%, respectively, of our revenues. However, no individual customer composed greater than 10% of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.

Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We may also be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under the Revolving Credit Facility and under the indentures governing our 7.75% Senior Notes due 2019 and 7.75% Senior Notes due 2022.

Whether we realize the anticipated benefits from an acquisition depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.

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

As is customary in our industry, our service contracts generally provide that we will indemnify and hold harmless our customers from any claims arising from personal injury or death of our employees, damage to or loss of our equipment, and pollution emanating from our equipment and services. Similarly, our customers agree to indemnify and hold us harmless from any claims arising from personal injury or death of their employees, damage to or loss of their equipment, and pollution caused from their equipment or the well reservoir (including uncontained oil flow from a reservoir). Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us. In addition, our indemnification rights may not fully protect us if the customer is insolvent or becomes bankrupt, does not maintain adequate insurance or otherwise does not possess sufficient resources to indemnify us. In addition, our indemnification rights may be held unenforceable in some jurisdictions. Our inability to fully realize the benefits of our contractual indemnification protections could result in significant liabilities and could adversely affect our financial condition, results of operations and cash flows.

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

Adverse weather conditions may affect our operations.

Our operations may be materially affected by severe weather conditions in areas where we operate. Severe weather, such as blizzards, extreme temperatures and hurricanes may cause evacuation of personnel, curtailment of services and suspension of operations, and loss of or damage to equipment and facilities. Damage from any adverse weather conditions could adversely affect our financial condition, results of operations and cash flows.

Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services. Please read the risk factor above, “If oil and gas prices remain volatile, or if oil prices decline or natural gas prices remain low or decline further, the demand for our services could be adversely affected.”

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. On November 8, 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and gas industry, including certain onshore oil and natural gas production activities, which may affect certain of our or our customers’ existing or future operations and require the inventory and reporting of emissions. In addition, the EPA has taken the position that existing Clean Air Act provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA’s Prevention of Significant Deterioration and Title V permit programs beginning in 2011. Facilities triggering permit requirements may be required to reduce greenhouse gas emissions consistent with “best available control technology” standards if deemed to be cost effective. Also, on August 16, 2012, the EPA published rules that include standards to reduce methane emissions associated with oil and gas production. Such changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2013. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.

Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our well servicing activities and could adversely affect our financial position, results of operations and cash flows.

We provide hydraulic fracturing and fluid handling services to our customers. Hydraulic fracturing is a commonly used process that involves injection of water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control (“UIC”) provisions of the federal Safe Drinking Water Act (“SDWA”) to exclude certain hydraulic fracturing practices from the definition of “underground injection.” The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and published proposed guidance relating to such practices in May 2012. In addition, repeal of the SDWA exclusion of hydraulic fracturing has been advocated by certain advocacy organizations and others in the public. Congress has considered bills to repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate new regulations and permitting requirements for hydraulic fracturing, and would require the disclosure of the chemical constituents of hydraulic fracturing fluids to a regulatory agency, which would make the information public via the internet. At the state level, Wyoming adopted rules in 2010 requiring operators to disclose chemical additives in hydraulic fracturing fluids. In addition, the Texas Railroad Commission adopted rules on December 13, 2011 that require oil and gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells permitted after February 1, 2012, the Colorado Oil and Gas Conservation Commission adopted rules in December 2011 requiring operators to disclose chemical ingredients used in hydraulic fracturing treatments beginning on April 1, 2012 and the Oklahoma Corporation Commission finalized amendments to its oil and gas rules effective July 1, 2012 to require the disclosure of chemical ingredients and fluid volumes associated with wells hydraulically fractured after the end of 2012. Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA commenced a study of the potential environmental impacts of hydraulic fracturing and issued an update on December 21, 2012, with the final results expected in 2014. As the result of a separate study in Pavillion, Wyoming, the EPA issued a report in December 2011 that suggests a link between hydraulic fracturing and groundwater contamination in the area. An independent peer-reviewed process has been instituted to review the findings. The U.S. Department of the Interior has also announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. On April 13, 2012, the Department of Interior, the Department of Energy and the EPA issued a memorandum outlining a multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.

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

The federal Endangered Species Act, referred to as the “ESA,” and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. For instance, the Sand Dune Lizard, referred to as “Lizard,” a small lizard found in southeastern New Mexico and west Texas, an area where we provide a significant level of contract drilling services to oil and natural gas exploration and production operators, was proposed for listing as an endangered species under the ESA in December 2010 by the U.S. Fish & Wildlife Service, also referred to as the “FWS,” and on June 13, 2012, the FWS issued a statement that it had determined that the Lizard does not require listing. The Lesser Prairie-Chicken also has habitat in areas where we provide services and the FWS initiated the process to list the Lesser Prairie-Chicken as threatened in November 2012. The sage grouse and certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2012, our total debt was $883.1 million, including the aggregate principal amount due under our 7.75% Senior Notes due 2019 of $475.0 million, the aggregate principal amount due under our 7.75% Senior Notes due 2022 of $300.0 million and capital lease obligations in the aggregate amount of $106.5 million. There were no borrowings and $22.5 million of letters of credit outstanding under our $250.0 million revolving credit facility as of December 31, 2012. For the year ended December 31, 2012, we made cash interest payments totaling $56.5 million.

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

Our Revolving Credit Facility and the indentures governing our 7.75% Senior Notes due 2019 and our 7.75% Senior Notes due 2022 impose restrictions on us that may affect our ability to successfully operate our business.

Our Revolving Credit Facility and the indentures governing our 7.75% Senior Notes due 2019 and our 7.75% Senior Notes due 2022 each impose limitations on our ability to take various actions, such as:

•	limitations on the incurrence of additional indebtedness;

•	restrictions on mergers, sales or transfers of assets without the lenders’ consent; and

•	limitations on dividends and distributions.

In addition, our Revolving Credit Facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, some of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our Revolving Credit Facility. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our indebtedness under our 7.75% Senior Notes due 2019, our 7.75% Senior Notes due 2022 or our Revolving Credit Facility could result in a default under or acceleration of other indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our Revolving Credit Facility or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions. Please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of our Revolving Credit Facility.

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

As of February 27, 2013, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse AG, a Swiss Bank, beneficially owned approximately 29% of our outstanding common stock. Accordingly, Credit Suisse is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Credit Suisse may differ from those of our other stockholders, and Credit Suisse may vote its common stock in a manner that may adversely affect our other stockholders.

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

During April 2011, Basic received notice from the Travis County District Attorney of a pending investigation of a potential felony criminal case referred by Texas Parks & Wildlife and the Texas Environmental Enforcement Task Force, to be presented to a Travis County grand jury. The potential matter related to a land farm owned by Basic located in Jefferson County, Texas. Basic and an indemnified third party received a judgment in October 2012. Although Basic was not directly held responsible for any fines or penalties, Basic paid approximately $1.4 million to an indemnified third party in connection with the judgment.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

Executive Officers of the Registrant

Our executive officers as of February 27, 2013 and their respective ages and positions are as follows:

Name	Age	Position
Kenneth V. Huseman	60	President, Chief Executive Officer and Director
Alan Krenek	57	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
T.M. “Roe” Patterson	38	Senior Vice President and Chief Operating Officer
James F. Newman	48	Group Vice President — Permian Business Unit
William T. Dame	52	Vice President — Pressure Pumping and Wireline Services
Douglas B. Rogers	49	Vice President — Marketing
James E. Tyner	62	Vice President — Human Resources
Lanny T. Poldrack	45	Vice President — Safety and Operations Support
John Cody Bissett .	38	Vice President, Controller and Chief Accounting Officer

Set forth below is the description of the backgrounds of our executive officers.

Kenneth V. Huseman (President, Chief Executive Officer and Director) has 35 years of well servicing experience. He has been our President and Chief Executive Officer and a Director since 1999. Prior to joining Basic, he was Chief Operating Officer at Key Energy Services from 1996 to 1999. He was a Divisional Vice President at WellTech, Inc., from 1993 to 1996. From 1978 to 1993, he was employed at Pool Energy Services Co., where he managed operations throughout the United States. Mr. Huseman previously served as a director of Natural Gas Services Group, Inc. from June 2011 until February 2013. Mr. Huseman graduated with a B.B.A. degree in Accounting from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 25 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. Prior to joining Basic, he held various financial management positions at Landmark Graphics Corp., Noble Corporation and Pool Energy Services Company. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a certified public accountant.

T. M. “Roe” Patterson (Senior Vice President and Chief Operating Officer) has 18 years of related industry experience. He has been our Senior Vice President and Chief Operating Officer since April 2011, and has been a Senior Vice President since September 2008 and the Vice President of various different groups within Basic since

February 2006. Prior to joining us, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

James F. Newman (Group Vice President — Permian Business Unit) has 28 years of related industry experience and has been our Group Vice President — Permian Business Unit since April 2011 and has been a Group Vice President since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Professional Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

William T. Dame (Vice President — Pressure Pumping and Wireline Services) has 32 years of related industry experience. Mr. Dame joined Basic in 2003 and has served as our Vice President — Pumping Services and Wireline Division since 2006. He previously served as our Vice President — PPW and RAFT Divisions from 2005 to 2006 and as a regional vice president from 2004 through 2005. Mr. Dame began his career in 1981 with Halliburton. From 1987 to 1997, he served as a vice president of Fleet Cementers, Inc., and from 1997 to 2003, he worked in various operational management positions at Plains Energy, Precision Drilling and New Force Energy Services. Mr. Dame attended Tarleton State University.

Douglas B. Rogers (Vice President — Marketing) has 30 years of related industry experience. He joined Basic in 2007 and serves as Vice President — Marketing after serving as Vice President — Contracts for the Drilling Division. Mr. Rogers was Vice President Rocky Mountain Division for Patterson-UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson-UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.

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

Lanny T. Poldrack (Vice President — Safety and Operations Support) has 26 years of related industry experience. He has served as our Vice President — Safety and Operations Support in April 2011. From April 2009 to April 2011, he served as a Corporate Marketing Representative based in Houston, Texas. Prior to joining Basic, he spent 13 years at Cudd Energy Services where he held various technical sales and sales management positions for both well intervention and live well service divisions, the last 4 years of which he served as Business Development Manager for Cudd Well Control for both domestic and international operations in U.S., Canadian, Latin America, European, Middle Eastern and South East Asian markets. He began his oilfield career in West Texas as a technical field representative for Weatherford International, specializing in fishing and rental tools and hydraulic BOP systems. Mr. Poldrack graduated with an applied science degree from Odessa Junior College.

John C. Bissett (Vice President, Controller and Chief Accounting Officer) has 11 years of related industry experience. He was appointed Basic’s Vice President, Controller and Chief Accounting Officer in March 2012. Mr. Bissett previously served as Basic’s Corporate Controller from July 2008 to March 2012 and as the Director of Financial Reporting from December 2007 to July 2008. Prior to joining Basic, Mr. Bissett was the Controller of Cap Rock Energy from November 2006 through December 2007, and previously held various roles in the accounting and finance function of Sirius Computer Solutions and the audit practice of KPMG LLP. Mr. Bissett graduated with an M.B.A. and a B.B.A. in Accounting from Angelo State University and is a Certified Public Accountant.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS.” The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2011 and 2012, respectively:

	High	Low
2011:
First Quarter	$25.51	$14.62
Second Quarter	$31.47	$23.62
Third Quarter	$37.59	$13.26
Fourth Quarter	$22.45	$13.14
2012:
First Quarter	$21.86	$16.18
Second Quarter	$17.99	$8.71
Third Quarter	$13.67	$9.05
Fourth Quarter	$12.39	$8.96

As February 27, 2013, we had 41,760,935 shares of common stock outstanding held by approximately 271 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2012:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders(1)	642,250	$16.09	1,433,204
Equity compensation plans not approved by security holders	—	—	—

Total	642,250	$16.09	1,433,204

(1)	Consists of the Basic Energy Services, Inc. Fourth Amended and Restated 2003 Incentive Plan (as amended effective May 24, 2011).

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2012 (dollars in thousands, except average price paid per share):

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
October 1, 2012 — October 31, 2012	39	$9.99	39	$23,420
November 1, 2012 — November 30, 2012	323	$9.59	323	$20,326
December 1, 2012 — December 31, 2012	8	$10.56	0	$20,326

Total	370	$9.65	362	$20,326

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

Performance Graph

The following is a line graph comparing cumulative, total shareholder return from December 29, 2006 through December 31, 2012 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Tetra Technologies, Inc. and Pioneer Drilling Company.

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

December 29, 2006 to December 31, 2012

Value of $100 Invested at December 29, 2006, December 31, 2007, December 31, 2008,

December 31, 2009, December 31, 2010, December 30, 2011 and December 31, 2012

	Basic Energy Services	Peer Group	Russell 2000
December 29, 2006	$100.00	$100.00	$100.00
December 31, 2007	$89.05	$76.76	$92.25
December 31, 2008	$52.90	$27.22	$63.41
December 31, 2009	$36.11	$50.94	$79.40
December 31, 2010	$66.86	$61.75	$99.49
December 30, 2011	$79.92	$63.27	$94.07
December 31, 2012	$46.29	$39.99	$107.83

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the Regulations 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 under such Act.

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

	Year Ended December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Completion and remedial services	$586,070	$537,134	$261,436	$134,818	$304,326
Fluid services	352,246	332,010	241,164	214,822	315,768
Well servicing	376,268	333,057	204,872	160,614	343,113
Contract drilling	60,300	41,054	20,767	16,373	41,735

Total revenues	1,374,884	1,243,255	728,239	526,627	1,004,942

Expenses:
Completion and remedial services	357,960	297,276	156,573	95,287	165,574
Fluid services	236,588	211,959	178,152	159,079	203,205
Well servicing	268,219	228,723	156,885	121,618	215,243
Contract drilling	39,817	28,154	15,250	13,604	28,629
General and administration(a)	181,342	142,264	107,781	104,253	115,319
Depreciation and amortization	187,083	154,341	135,001	132,520	118,607
Loss (gain) on disposal of assets	3,334	447	2,856	2,650	76
Goodwill impairment	—	—	—	204,014	22,522

Total expenses	1,274,343	1,063,164	752,498	833,025	869,175

Operating income (loss)	100,541	180,091	(24,259)	(306,398)	135,767
Net interest expense	(62,355)	(52,299)	(46,368)	(32,386)	(24,630)
Loss on early extinguishment of debt	(7,942)	(49,366)	—	(3,481)	—
Bargain Purchase gain	910	—	1,772	—	—
Other income (expense)	627	525	499	1,198	12,235

Income (loss) from continuing operations before income taxes	31,781	78,951	(68,356)	(341,067)	123,372
Income tax (expense) benefit	(10,927)	(31,788)	24,793	87,529	(55,134)

Net income (loss)	20,854	47,163	(43,563)	(253,538)	68,238

Net income (loss) available to common stockholders	$20,854	$47,163	$(43,563)	$(253,538)	$68,238

Basic earnings (loss) per share of common stock:	$0.51	$1.17	$(1.10)	$(6.39)	$1.67

Diluted earnings (loss) per share of common stock:	$0.51	$1.14	$(1.10)	$(6.39)	$1.64

Other Financial Data:
Cash flows from operating activities	$303,681	$279,455	$49,383	$89,205	$212,827
Cash flows from investing activities	(250,762)	(419,967)	(97,879)	(62,864)	(197,302)
Cash flows from financing activities	3,188	171,052	(28,943)	(12,119)	3,669
Capital expenditures:
Acquisitions, net of cash acquired	84,939	218,347	50,278	7,816	110,913
Property and equipment	171,440	221,839	63,579	43,367	91,890

(a)	Includes approximately $11,389, $7,955, $5,666, $5,152 and $4,149 of non-cash stock compensation expense for the years ended December 31, 2012, 2011, 2010, 2009 and 2008, respectively.

	As of December 31,
	2012	2011	2010	2009	2008
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$134,565	$78,458	$47,918	$125,357	$111,135
Property and equipment, net	943,766	856,412	625,702	666,642	740,879
Total assets	1,595,918	1,459,928	1,029,813	1,039,541	1,310,711
Long-term debt	844,906	748,976	474,628	475,845	454,260
Stockholders’ equity	374,247	359,703	301,923	340,149	595,004

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 12 separate acquisitions from January 1, 2010 to December 31, 2012 for total consideration of $351.6 million. Our hydraulic horsepower capacity for pumping services increased from 142,000 at December 31, 2010 to 291,000 at December 31, 2012. Our weighted average number of fluid service trucks increased from 791 in the first quarter of 2010 to 926 in the fourth quarter of 2012. Our weighted average number of well servicing rigs increased from 405 in the first quarter of 2010 to 429 in the fourth quarter of 2012. Our weighted average number of drilling rigs increased from nine in the first quarter of 2010 to 12 in the fourth quarter of 2012. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2012		2011		2010
Revenues:
Completion and remedial services	$586.1	43%	$537.1	43%	$261.4	36%
Fluid services	352.2	26%	332.0	27%	241.1	33%
Well servicing	376.3	27%	333.1	27%	204.9	28%
Contract drilling	60.3	4%	41.1	3%	20.8	3%

Total revenues	$1,374.9	100%	$1,243.3	100%	$728.2	100%

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

During 2010, oil prices remained relatively stable following the increase experienced in the second half of 2009 while natural gas prices remained depressed. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained stable through the first half of 2012. Oil prices became volatile in the second half of 2012 and many of our customers did not outspend their approved budgets causing activity levels to decline and lower prices for our services. Natural gas prices since 2009 have continued to be low resulting in excess equipment being relocated from gas-based operating areas to the busier oil-based operating, areas increasing competition and reducing pricing for our services.

We expect our customers to gradually increase their 2013 spending with the U.S. land drilling rig count building throughout the year, increasing the demand for our completion services in the oil-based operating areas. We believe that natural gas fundamentals remain weak and not supporting significant natural gas drilling in 2013

We will continue to evaluate opportunities to expand our business through selective acquisitions and internal growth initiatives. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives, which is substantially driven by the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy. While we believe our costs of integration for prior acquisitions have been reflected in our historical results of operations, integration of acquisitions may result in unforeseen operational difficulties or require a disproportionate amount of our management’s attention.

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

Recent Strategic Acquisitions and Expansions

During the period from 2010 through 2012, we grew through acquisitions and capital expenditures. During 2010, we completed four acquisitions that complemented our existing business segments, none of which were considered significant. During 2011, we completed four acquisitions, of which the Maverick Companies was considered significant. During 2012, we completed four acquisitions that complemented our existing business segments, none of which were considered significant.

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

Platinum Pressure Services, Inc.

On December 16, 2010, we acquired all of the outstanding stock of Platinum Pressure Services, Inc. (“Platinum”) and Admiral Well Service, Inc., a wholly owned subsidiary of Platinum, for total cash consideration of $39.9 million. This acquisition has been included in our completion and remedial services and well servicing segments.

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

Selected 2012 Acquisitions

During 2012, we made four acquisitions that complemented our existing business segments. These included, among others:

Surface Stac, Inc.

On May 15, 2012, we acquired substantially all of the assets of Surface Stac, Inc for total consideration of $23.2 million in cash. This acquisition has been included in our completion and remedial servicing segment.

Salt Water Disposal of North Dakota LLC

On December 19, 2012 we acquired substantially all of the assets of Salt Water Disposal of North Dakota LLC for total consideration of $43.2 million in cash. This acquisition has been included in our fluid services segment.

Segment Overview

Completion and Remedial Services

In 2012, our completion and remedial services segment represented 43% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 291,000 horsepower at December 31, 2012 compared to 271,000 horsepower and 142,000 horsepower at December 31, 2011 and December 31, 2010, respectively.

Our rental and fishing tool business operates 20 rental and fishing tool stores in selected markets as of December 31, 2012.

Our snubbing services operate 34 units throughout our geographic footprint as of December 31, 2012. We entered the snubbing business in 2009 with the acquisition of Team Snubbing Services, which operated in Arkansas. We further expanded our snubbing business in 2010 through the acquisition of Platinum Pressure Services, Inc., which operated in Texas, Oklahoma, Arkansas, Louisiana and Pennsylvania.

We have operations in the wireline, coiled tubing services, nitrogen services, water treatment and the underbalanced drilling services businesses. For a description of our wireline, underbalanced drilling services, coiled tubing services, nitrogen services, water treatment, and snubbing operations, please read “Overview of Our Segments and Services — Completion and Remedial Services Segment” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

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

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2010, 2011 and 2012 (dollars in thousands):

	Revenues	Segment Profits %
2010:
First Quarter	$45,234	34%
Second Quarter	$61,533	39%
Third Quarter	$73,725	41%
Fourth Quarter	$80,944	43%
Full Year	$261,436	40%
2011:
First Quarter	$97,507	44%
Second Quarter	$121,807	44%
Third Quarter	$157,121	46%
Fourth Quarter	$160,699	45%
Full Year	$537,134	45%
2012:
First Quarter	$164,420	41%
Second Quarter	$156,560	41%
Third Quarter	$143,348	39%
Fourth Quarter	$121,742	34%
Full Year	$586,070	39%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

Fluid Services

In 2012, our fluid services segment represented 26% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2010, 2011 and 2012 (dollars in thousands):

	Weighted Average Number of Fluid Service Trucks	Trucking Hours	Revenue Per Fluid Service Truck	Segment Profits Per Fluid Service Truck	Segment Profits %
2010:
First Quarter	791	431,700	$66	$14	22%
Second Quarter	797	468,600	$74	$19	26%
Third Quarter	789	475,200	$80	$20	25%
Fourth Quarter	782	476,100	$85	$27	31%
Full Year	790	1,851,600	$305	$80	26%
2011:
First Quarter	820	494,700	$88	$29	33%
Second Quarter	837	525,700	$97	$36	37%
Third Quarter	869	563,900	$101	$38	37%
Fourth Quarter	875	570,800	$104	$38	37%
Full Year	850	2,155,100	$391	$141	36%
2012:
First Quarter	900	580,700	$106	$36	34%
Second Quarter	918	552,400	$99	$35	36%
Third Quarter	931	551,600	$91	$29	32%
Fourth Quarter	954	555,200	$86	$25	29%
Full Year	926	2,239,900	$380	$125	33%

We gauge activity levels in our fluid services segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.

Well Servicing

In 2012, our well servicing segment represented 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

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

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2010, 2011 and 2012. The revenues do not include revenues associated with rig manufacturing operations:

	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits Per Rig Hour	Segment Profits %
2010:
First Quarter	405	135,700	46.9%	$308	$71	23%
Second Quarter	404	153,900	53.3%	$316	$83	26%
Third Quarter	404	159,400	55.2%	$319	$74	21%
Fourth Quarter	407	164,400	56.5%	$331	$90	24%
Full Year	405	613,400	53.0%	$319	$81	23%
2011:
First Quarter	412	184,700	62.7%	$356	$105	30%
Second Quarter	412	205,700	69.8%	$376	$122	32%
Third Quarter	415	222,100	74.8%	$386	$117	31%
Fourth Quarter	417	217,100	72.8%	$398	$132	33%
Full Year	414	829,600	70.1%	$380	$119	31%
2012:
First Quarter	423	231,300	76.5%	$393	$117	30%
Second Quarter	431	232,500	75.4%	$399	$111	27%
Third Quarter	431	226,400	73.5%	$402	$124	30%
Fourth Quarter	429	203,000	66.2%	$393	$108	28%
Full Year	429	893,200	72.9%	$397	$115	29%

We gauge activity levels in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.

Contract Drilling

In 2012, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a daywork daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. In the fourth quarter of 2010, we converted three of our drilling rigs to well service rigs. We acquired six used drilling rigs during 2011 from several different companies. We acquired two drilling rigs during the first quarter of 2012, which increased our total number of drilling rigs to 12.

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2010, 2011 and 2012 (dollars in thousands):

	Weighted Average Number of Rigs	Rig Operating Days	Revenue Per Drilling Day	Profits (Loss) Per Drilling Day	Segment Profits %
2010:
First Quarter	6	420	$9,000	$1,200	14%
Second Quarter	6	527	$10,000	$2,900	29%
Third Quarter	6	523	$10,600	$2,700	26%
Fourth Quarter	6	536	$11,500	$3,800	33%
Full Year	6	2,006	$10,400	$2,800	27%
2011:
First Quarter	6	522	$13,500	$4,900	36%
Second Quarter	10	714	$13,700	$3,300	24%
Third Quarter	10	802	$14,600	$4,700	32%
Fourth Quarter	10	851	$14,700	$5,000	34%
Full Year	9	2,889	$14,200	$4,500	31%
2012:
First Quarter	12	967	$15,800	$5,200	33%
Second Quarter	12	1,007	$15,500	$5,800	37%
Third Quarter	12	957	$15,800	$5,300	34%
Fourth Quarter	12	892	$16,000	$5,100	32%
Full Year	12	3,823	$15,800	$5,300	34%

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

Self-Insured Risk Accruals.    We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $1 million, $1 million, and $300,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.

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

Impairment of Goodwill.    Our goodwill is considered to have an indefinite useful economic life and is not amortized. We assess impairment of goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less that its carrying value is allowed but not required. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is performed. In the two-step test, first, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of any reporting unit could decrease in the future and result in an impairment to goodwill.

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

Stock-Based Compensation.    We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2010, 2011 and 2012 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. For performance based restricted stock awards, compensation expense is recognized in our financial statements based on their grant date fair value. We utilize (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options have not been issued since 2007 but are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Results of Operations

The results of operations between periods may not be comparable, primarily due to the significant decline in the oil and natural gas industry throughout 2009 and recovery throughout 2010 and 2011, as well as the Company’s growth in asset base during 2011 and 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.    Revenues increased by 17% to $1.4 billion in 2012 from $1.2 billion in 2011. This increase was primarily due to the recovery of the oil and gas industry in 2011 and overall stabilization through most 2012, notwithstanding lower natural gas commodity prices. Our acquisitions in the second half of 2011 and during 2012 also increased our revenues, with the Maverick Companies acquisition adding incremental revenue of $68.4 in 2012 over 2011, as the Maverick Companies were acquired in the third quarter of 2011.

Completion and remedial services revenues increased by 9% to $586.1 million in 2012 as compared to $537.1 million in 2011. The increased revenues are primarily due to a full year of revenues from the Maverick Companies acquisition in the third quarter of 2011, which added approximately $68.4 million of incremental segment revenue. The incremental revenue from the Maverick Companies was offset by a decline in utilization and pricing in our stimulation services in the second half of 2012. Total hydraulic horsepower was 291,000 and 271,000 at December 31, 2012 and December 31, 2011, respectively.

Fluid services revenues increased by 6% to $352.2 million in 2012 compared to $332.0 million in 2011. Our weighted average number of fluid service trucks increased 9% to 926 in 2012 from 850 in 2011, which reflects the expansion of our truck and frac tank fleets. Revenue per fluid service truck decreased 3% to $380,000 in 2012 compared to $391,000 in 2011, due to the competitive market and pricing for our services and lower non-trucking revenues such as frac tank rentals and skim oil sales.

Well servicing revenues increased by 13% to $376.3 million in 2012 compared to $333.1 million in 2011. This increase in revenue was due to the increase in rig utilization to 73% during 2012 from 70% during 2011, reflecting the continued high activity levels in oil-dominated areas. We also experienced an increase of 4% in revenue per rig hour to $397 during 2012 from $380 during 2011, due to increased revenues from plugging and abandonment units acquired during the year, which work for higher rates than workover rigs. Our average number of well servicing rigs increased to 429 during 2012 compared to 414 in 2011, primarily due to acquisitions.

Contract drilling revenues increased by 47% to $60.3 million in 2012 compared to $41.1 million in 2011. The number of rig operating days increased to 3,823 in 2012 compared to 2,889 in 2011. This increase was due to the addition of two drilling rigs during 2012.

Direct Operating Expenses.    Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, increased by 18% to $902.6 million in 2012 from $766.1 million in 2011. This increase was due to the higher activity levels in all of our segments.

Direct operating expenses for the completion and remedial services segment increased by 20% to $358.0 million in 2012 as compared to $297.3 million in 2011, due primarily to increased activity levels as well as a full year of the Maverick Companies acquisition. Segment profits decreased to 39% of revenues in 2012 compared to 45% in 2011, due to a decrease in pricing utilization for our services, caused by increased competition in all operating areas, with relatively flat direct costs.

Direct operating expenses for the fluid services segment increased by 12% to $236.6 million in 2012 as compared to $212.0 million in 2011, due to higher activity levels. Segment profits were 33% of revenues in 2012 and 36% of revenues in 2011, due to decreases in pricing for our trucking services and lower frac tank rental revenues.

Direct operating expenses for the well servicing segment increased by 17% to $268.2 million in 2012 as compared to $228.7 million in 2011, due primarily to the 8% increase in rig hours to 893,200 in 2012 from 829,600 in 2011. Segment profits decreased to 29% of revenues in 2012 compared to 31% in 2011, due to higher labor and other direct operating costs partially offset by improved utilization of assets.

Direct operating expenses for the contract drilling segment increased by 41% to $39.8 million in 2012 as compared to $28.2 million in 2011 due primarily to a 32% increase in rig operating days in 2012. Segment profits were 34% of revenues in 2012 compared to 31% in 2011, due primarily to increased dayrates from the larger rigs added in 2012.

General and Administrative Expenses.    General and administrative expenses increased by 26% to $181.3 million in 2012 from $142.3 million in 2011, which included $11.4 million and $8.0 million of stock-based compensation expense in 2012 and 2011, respectively. The increase was primarily due to increased personnel and incentive compensation costs, including payroll taxes, the relocation of our corporate headquarters in the second half of 2012 and the full-year effect of the general and administrative expense from the Maverick Companies acquisition that was completed in July 2011. We estimate that relocation costs, including employee-related relocation costs, were approximately $7.9 million. Texas sales and use tax assessment also increased general and administrative expenses by $6.7 million.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $187.1 million in 2012, as compared to $154.3 million in 2011, reflecting the increase in the size of and investment in our asset base. We invested $84.9 million for acquisitions, $67.2 million for capital leases and an additional $171.4 million for cash capital expenditures in 2012.

Loss on Early Extinguishment of Debt.    In the fourth quarter of 2012, we recorded a charge of $7.9 million for the retirement of our $225.0 million 7.75% senior notes issued in April 2006.

Interest Expense.    Interest expense increased by 16% to $62.4 million in 2012 from $53.9 million in 2011. The increased expense was due to a full year impact of interest expense for the issuance of an aggregate of $475.0 million of 7.75% senior notes in the first half of 2011 and the issuance of $300.0 million of 7.75% senior notes in the second half of 2012.

Income Tax Expense.    Income tax expense was $10.9 million in 2012, as compared to a tax expense of $31.8 million in 2011. Our effective tax rate was approximately 34% in 2012 and our effective tax rate was approximately 40% in 2011. The decrease in the effective tax rate was primarily due to a $1.9 million tax refund from the state of Texas in 2012 and a charge associated with the redemption of 11.625% senior secured notes in 2011.

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

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations and utilization of capital leases and our $250.0 million revolving credit facility. As of December 31, 2012, we had cash and cash equivalents of $134.6 million compared to $78.5 million as of December 31, 2011. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $303.7 million for the year ended December 31, 2012 as compared to $279.5 million in 2011 and $49.4 million in 2010. The increase in 2012 was due primarily to the collection of accounts receivable generated in prior periods and an increase in the deferred tax liability partially offset by an increase in income tax payable due to increased profitability. The increase in cash flow in 2011 was due primarily to the increase in profitability resulting from higher revenues and margins offset by the increases in accounts receivable. In July 2011, we received aggregate federal income tax refunds of approximately $80.1 million relating to our 2009 and 2010 tax returns.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including for acquisitions) for 2012 were $256.4 million as compared to $440.2 million in 2011, and $113.9 million in 2010. Cash capital expenditures decreased in 2012 from 2011 due to the decrease in acquisitions from $218.3 million in 2011 to $84.9 million in 2012. Cash capital expenditures increased from 2010 through 2011 due to the improvement of the utilization of our assets along with increased profitability. Through our capital lease program, we also added assets of approximately $67.2 million, $57.7 million and $23.4 million in 2012, 2011 and 2010, respectively.

In 2013, we have currently planned capital expenditures of approximately $145.0 million and capital leases of $40.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Corporate Office Relocation

On June 4, 2012, we announced that we were moving our corporate headquarters to Fort Worth, Texas from Midland, Texas. A transition plan was developed to provide for the move of the corporate operations, including relocation benefits for employees who were transferred, and severance and retention benefits for employees who did not continue with us after the move. As part of the relocation, severance and retention plans, we recognized $7.9 million in general and administrative expense for the year ended December 31, 2012.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, our $250.0 million revolving credit facility, the ability to enter into capital leases and a cash balance of $134.6 million at December 31, 2012. In 2012, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2012 (in thousands):

	Obligations Due in Periods Ended December 31,
Contractual Obligations	Total	2013	2014-2015	2016-2017	Thereafter
Long-term debt (excluding capital leases)	$775,000	$—	$—	$—	$775,000
Interest on long-term debt	490,188	60,063	120,125	120,125	189,875
Capital leases	106,458	38,083	51,629	14,837	1,919
Operating leases	36,535	10,470	14,909	6,841	4,315
Asset retirement obligations	1,891	420	208	148	1,115
Other long-term liabilities	2,393	870	1,523	—	—

Total	$1,412,465	$109,904	$188,394	$141,951	$972,224

Our long-term debt as of December 31, 2012, excluding capital leases, consisted of our $300.0 million 7.75% Senior Notes due 2022 and our $475.0 million 7.75% Senior Notes due 2019. Interest on long-term debt relates to our future contractual interest obligations on our Senior Notes. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

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

Interest on the 2016 Notes accrued at a rate of 7.125% per year. Interest on the 2016 Notes was payable in cash semi-annually in arrears on April 15 and October 15 of each year. The maturity date of the 2016 Notes was April 15, 2016.

On October 1, 2012, we announced a cash offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the 2016 Notes. On October 16, 2012, we completed the closing of an early tender for approximately $223.3 million of the 2016 Notes and delivered to the trustee the amount required to satisfy and discharge our remaining obligations for the outstanding 2016 Notes. The tender offer expired on October 29, 2012, and all of our obligations under the 2016 Notes Indenture have be satisfied and no 2016 Notes are outstanding.

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

Interest on the Senior Secured Notes accrued at a rate of 11.625% per year. Interest on the Senior Secured Notes was payable semi-annually in arrears on February 1 and August 1 of each year. The maturity date of the Senior Secured Notes was August 1, 2014.

On February 1, 2011, we announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the Senior Secured Notes. On February 15, 2011, we completed the closing of an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee the amount required to satisfy and discharge our remaining obligations for the outstanding Senior Secured Notes. The tender offer expired on March 2, 2011, and all of our obligations under the Senior Secured Notes Indenture have been satisfied and no Senior Secured Notes are outstanding.

7.75% Senior Notes due 2019

On February 15, 2011, we issued $275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $200.0 million, for an aggregate principal amount of $475.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of our current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefore.

The 2019 Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of the sale of the 2019 Notes, we were required to take appropriate steps to offer to exchange other 2019 Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement 2019 Notes. We completed the exchange offer for all of the 2019 Notes on November 15, 2011.

The purchase price for the $275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February 2011 offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer. We used a portion of the net proceeds from the June 2011 offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

The 2019 Notes were issued pursuant to an indenture dated as of February 15, 2011 (the “2019 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 2019 Notes accrues from and including February 15, 2011 at a rate of 7.75% per year. Interest on the 2019 Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Notes mature on February 15, 2019.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2012, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

In addition, at any time before February 15, 2015, we may redeem some or all of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

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

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 2016 Notes and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At December 31, 2012, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of December 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes.

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

We had no borrowings and $22.5 million of letters of credit outstanding under the Credit Agreement as of December 31, 2012, giving us $227.5 million of available borrowing capacity. At December 31, 2012, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC requires us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of December 31, 2012, we had total capital leases of approximately $106.5 million.

Losses on Extinguishment of Debt

In October 2012, upon the retirement of the 2016 Notes, we wrote off unamortized debt issuance costs of approximately $1.8 million. Basic also paid a premium of $6.1 million to the holders of the 2016 Notes for the early termination of the notes. In February 2011, upon the retirement of the 11.625% Senior Secured Notes and the termination of our previous $30.0 million revolving credit facility, we wrote off unamortized debt issuance costs of approximately $3.9 million and unamortized discount of $9.2 million. We also paid a premium of $36.2 million to the holders of the 11.625% Senior Secured Notes for the early termination of the notes.

Preferred Stock

At December 31, 2012 and December 31, 2011, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of December 31, 2012, we had approximately $47.0 million of NOL carryforwards.

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 allows a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount before applying the quantitative impairment test. If it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the impairment test for that indefinite-lived intangible asset would be performed. ASU 2012-02 is effective for annual and interim impairment tests performed for indefinite-lived intangible assets for fiscal years beginning after September 15, 2012 and early adoption is permitted. Basic plans on adopting this accounting standard update early, and although it will change the process Basic uses to determine if indefinite-lived intangible assets are impaired, it is not expected to have a material impact on Basic’s consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A. QUANTITATIVE	AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2012, we had no borrowings outstanding under any agreements with market risk sensitive instruments, and were not party to any other material market risk sensitive instruments.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2012, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired Salt Water Disposal of North Dakota LLC, Surface Stac Inc., SPA Victoria LP and Mayo Marrs Casing & Pulling Inc. (collectively, the “Acquisitions”) during 2012, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, the Acquisitions’ internal control over financial reporting associated with total assets of $85.0 million and total revenues of $20.5 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2012.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited Basic Energy Services, Inc.’s (“the Company”) internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management Report of Internal Controls over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

The Company acquired Saltwater Disposal of North Dakota, LLC, Surface Stac Inc., SPA Victoria LP and Mayo Marrs Casing & Pulling, Inc. (collectively the “Acquisitions”) during 2012, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, the Acquisitions’ internal control over financial reporting associated with total assets of $85.0 million and total revenues of $20.5 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2012. Our audit of the internal control over financial reporting of the Company also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012, and our report dated February 27, 2013 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2012 and 2011, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2012. In connection with our audits of the consolidated financial statements, we also have audited the accompanying financial statement schedules. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 27, 2013 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 27, 2013

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$134,565	$78,458
Trade accounts receivable, net of allowance of $2,780 and $1,230, respectively	209,100	254,446
Accounts receivable — related parties	52	65
Income tax receivable	2,553	314
Inventories	40,230	34,963
Prepaid expenses	8,796	8,667
Other current assets	13,891	6,768
Deferred tax assets	29,113	39,154

Total current assets	438,300	422,835

Property and equipment, net	943,766	856,412
Deferred debt costs, net of amortization	18,733	16,131
Goodwill	105,836	82,571
Other intangible assets, net of amortization	82,762	74,637
Other assets	6,521	7,342

Total assets	$1,595,918	$1,459,928

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$61,740	$56,957
Accrued expenses	77,716	65,096
Current portion of long-term debt	38,235	34,115
Other current liabilities	306	315

Total current liabilities	177,997	156,483

Long-term debt, net of discount or premium on notes of $1,683 and $1,892 at December 31, 2012 and 2011, respectively	844,906	748,976
Deferred tax liabilities	185,101	183,551
Other long-term liabilities	13,667	11,215
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2012 and December 31, 2011, respectively	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 41,721,229 shares outstanding at December 31, 2012; and 42,530,809 shares issued and 42,486,645 shares outstanding at December 31, 2011	435	425
Additional paid-in capital	355,687	345,619
Retained earnings	34,513	13,659
Treasury stock, at cost 1,778,803 and 44,164 shares at December 31, 2012 and 2011, respectively	(16,388)	—

Total stockholders’ equity	374,247	359,703

Total liabilities and stockholder’s equity	$1,595,918	$1,459,928

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except per share amounts)

	Years ended December 31
	2012	2011	2010
Revenues:
Completion and remedial services	$586,070	$537,134	$261,436
Fluid services	352,246	332,010	241,164
Well servicing	376,268	333,057	204,872
Contract drilling	60,300	41,054	20,767

Total revenues	1,374,884	1,243,255	728,239

Expenses:
Completion and remedial services	357,960	297,276	156,573
Fluid services	236,588	211,959	178,152
Well servicing	268,219	228,723	156,885
Contract drilling	39,817	28,154	15,250
General and administrative, including stock-based compensation of $11,389, $7,955 and $5,666 in 2012, 2011 and 2010 respectively	181,342	142,264	107,781
Depreciation and amortization	187,083	154,341	135,001
Loss on disposal of assets	3,334	447	2,856

Total expenses	1,274,343	1,063,164	752,498

Operating income (loss)	100,541	180,091	(24,259)
Other income (expense):
Interest expense	(62,438)	(53,886)	(46,471)
Interest income	83	1,587	103
Gain on bargain purchase	910	—	1,772
Loss on early extinguishment of debt	(7,942)	(49,366)	—
Other income	627	525	499

Income (loss) from continuing operations before income taxes	31,781	78,951	(68,356)
Income tax benefit (expense)	(10,927)	(31,788)	24,793

Net income (loss) available to common stockholders	$20,854	$47,163	$(43,563)

Basic earnings per share of common stock:
Net income (loss) available to common stockholders	$0.51	$1.17	$(1.10)

Diluted earnings per share of common stock:
Net income (loss) available to common stockholders	$0.51	$1.14	$(1.10)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In Capital	Treasury Stock	Retained Earnings (Deficit)	Total Stockholders’ Equity
	Shares	Amount
Balance — December 31, 2009	42,394,809	$424	$330,553	$(13,963)	$23,135	$340,149
Issuances of restricted stock	—	—	—	6,896	(6,896)	—
Amortization of share based compensation	—	—	5,666	—	—	5,666
Purchase of treasury stock	—	—	—	(359)	—	(359)
Exercise of stock options	—	—	(292)	542	(220)	30
Net loss	—	—	—	—	(43,563)	(43,563)

Balance — December 31, 2010	42,394,809	424	335,927	(6,884)	(27,544)	301,923
Issuances of restricted stock	—	—	(32)	5,783	(5,751)	—
Amortization of share based compensation	—	—	7,955	—	—	7,955
Purchase of treasury stock	—	—	—	(1,872)	—	(1,872)
Exercise of stock options / vesting of restricted stock	136,000	1	1,769	2,973	(209)	4,534
Net income	—	—	—	—	47,163	47,163

Balance — December 31, 2011	42,530,809	425	345,619	—	13,659	359,703
Issuances of restricted stock	969,223	10	(526)	516	—	—
Amortization of share based compensation	—	—	11,389	—	—	11,389
Purchase of treasury stock	—	—	—	(18,497)	—	(18,497)
Exercise of stock options / vesting of restricted stock	—	—	(795)	1,593	—	798
Net income	—	—	—	—	20,854	20,854

Balance — December 31, 2012	43,500,032	$435	$355,687	$(16,388)	$34,513	$374,247

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2012	2011	2010
Cash flows from operating activities:
Net income (loss)	$20,854	$47,163	$(43,563)
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation and amortization	187,083	154,341	135,001
Gain on bargain purchase	(910)	—	(1,772)
Accretion on asset retirement obligation	110	124	162
Change in allowance for doubtful accounts	1,550	(1,848)	(1,679)
Amortization of deferred financing costs	2,831	2,349	1,567
Amortization of discount or premium on notes	(208)	6,385	1,937
Non-cash compensation	12,286	7,955	5,666
Loss on early extinguishment of debt (non-cash)	1,839	3,940	—
Payment of Premium and Consent for Senior Secured Notes	6,118	36,179	—
Loss on disposal of assets	3,334	447	2,856
Deferred income taxes	11,590	30,695	(5,993)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	49,246	(88,863)	(55,304)
Inventories	(5,267)	(12,057)	(2,411)
Prepaid expenses and other current assets	564	(1,344)	4,800
Other assets	927	(2,853)	(949)
Accounts payable	4,720	12,140	16,002
Excess tax expense from exercise of employee stock options / vesting of restricted stock	—	—	292
Income tax receivable	(2,239)	79,166	(17,986)
Other liabilities	1,423	(6,941)	3,074
Accrued expenses	7,830	12,477	7,683

Net cash provided by operating activities	303,681	279,455	49,383

Cash flows from investing activities:
Purchase of property and equipment	(171,440)	(221,839)	(63,579)
Purchase of mutual fund	(5,635)	—
Proceeds from sale of assets	12,069	20,843	2,521
Change in restricted cash	—	—	14,123
Payments for other long-term assets	(817)	(624)	(666)
Payments for businesses, net of cash acquired	(84,939)	(218,347)	(50,278)

Net cash used in investing activities	(250,762)	(419,967)	(97,879)

Cash flows from financing activities:
Proceeds from debt	300,000	498,850	—
Payments of debt	(266,949)	(278,696)	(28,253)
Premium on retirement of senior notes	(6,118)	(36,179)	—
Purchase of treasury stock	(18,497)	(1,872)	(359)
Excess tax expense from exercise of employee stock options / vesting of restricted stock	—	—	(292)
Tax withholding from exercise of stock options	(142)	(3,175)	(108)
Exercise of employee stock options	940	7,709	430
Deferred loan costs and other financing activities	(6,046)	(15,585)	(361)

Net cash provided by or (used) in financing activities	3,188	171,052	(28,943)

Net increase in cash and equivalents	56,107	30,540	(77,439)
Cash and cash equivalents — beginning of year	78,458	47,918	125,357

Cash and cash equivalents — end of year	$134,565	$78,458	$47,918

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2012, 2011, and 2010

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

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2012 and 2011. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments.

	December 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Mutual Funds	$5,635	$5,594	$0	$0
7.125% Senior Notes	0	0	225,000	228,375
7.75% Senior Notes due 2019	475,000	472,625	475,000	482,125
7.75% Senior Notes due 2022	300,000	292,500	0	0

Mutual Funds: The fair value of our mutual funds is based on matrix pricing at December 31, 2012. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without exclusively on quoted prices for specific securities but rater by relying on the securities’ relationship to other benchmark quoted securities.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

7.125% Senior Notes, 7.75% Senior Notes due 2019, and 7.75% Senior Notes due 2022: The fair value of our long-term notes is based upon the quoted market prices at December 31, 2012 and December 31, 2011.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

Deferred debt costs were approximately $22.6 million net of accumulated amortization of $4.1 million, and $20.8 million net of accumulated amortization of $4.6 million at December 31, 2012 and December 31, 2011, respectively. Amortization of deferred debt costs totaled approximately $2.8 million, $2.3 million and $1.6 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Basic recorded a charge of $1.8 million during the fourth quarter of 2012 related to the write-off of debt costs associated with its 2016 Notes. On October 16, 2012, Basic completed the closing of an early tender for approximately $223.3 million of the 2016 Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. Additionally, on October 16, 2012, Basic incurred $7.0 million of deferred debt costs associated with the issuance of 7.75% Senior Notes due 2022.

Basic recorded a charge of $3.9 million during the first quarter of 2011 related to the write-off of debt costs associated with its 11.625% Senior Secured Notes and $30.0 million revolving credit facility. On February 15, 2011, Basic terminated the revolving credit facility and completed the closing of an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee amounts required to satisfy and discharge remaining obligations for the outstanding notes. Basic also incurred $3.2 million of deferred debt costs associated with the revolving credit facility entered into on February 15, 2011. Additionally, on June 13, 2011, Basic incurred $12.4 million of deferred debt costs associated with the issuance of additional 7.75% Senior Notes due 2019.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely that not that the fair value of the reporting unit is less than the carrying amount, then the two step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Basic completes its assessment of goodwill impairment as of December 31 each year. No impairment was recorded for the years ended December 31, 2012, 2011 and 2010.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The changes in the carrying amount of goodwill for the year ended December 31, 2012, are as follows (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2011	$72,369	$4,086	$6,116	$—	$82,571
Goodwill additions	6,678	16,381	206	—	23,265

Balance as of December 31, 2012	$79,047	$20,467	$6,322	$—	$105,836

Basic had trade names of $1.9 million as of December 31, 2012 and 2011. Trade names have an indefinite life and are tested for impairment annually.

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $90.1 million and $78.2 million as of December 31, 2012 and 2011, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $8.0 million and $7.6 million at December 31, 2012 and 2011, respectively. The gross carrying amount of other intangible assets subject to amortization was $1.1 million as of December 31, 2012 and 2011, respectively. Accumulated amortization related to these intangible assets totaled approximately $18.4 million and $14.1 million at December 31, 2012 and 2011, respectively. Amortization expense for the years ended December 31, 2012, 2011 and 2010 was approximately $6.9 million, $5.5 million, and $3.4 million, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $7.7 million, $7.6 million, $7.5 million, $7.0 million, and $6.5 million in 2013, 2014, 2015, 2016, and 2017, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of December 31, 2012 were $60.7 million, $3.3 million, $14.5 million and $4.2 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively.

Amortizable Intangible Assets at December 31, 2012 (in thousands):
Customer Relationships	$90,079
Accumulated Amortization Customer Relationships	(16,267)
Non-Compete Agreements	7,999
Accumulated Amortization Non-Compete Agreements	(1,948)
Other Intangible Assets	3,065
Accumulated Amortization Other Intangible Assets	(166)

Total Amortizable Intangible Assets	$82,762

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over 15-year life.

Basic has identified its reporting units to be completion and remedial services, fluid services, well servicing and contract drilling.

Stock-Based Compensation

Basic has historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. Basic accounted for stock option and restricted stock awards in 2010, 2011, and

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

2012 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. For performance based restricted stock awards, compensation expense is recognized in the Company’s financial statements based on their grant date fair value. Basic utilizes (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of Basic’s common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in Basic’s consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Accounts Receivable

Basic estimates its allowance for losses on accounts receivable based on historic collections and expectations for future collections. These losses historically have been within management’s expectations. Basic regularly reviews accounts for collectability. After all collection efforts are exhausted, if the balance is still determined to be uncollectable, the balance is written off. Expense related to the write off of uncollected accounts is recorded in general and administrative expense.

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2012, 2011, or 2010.

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

Comprehensive Income (Loss)

All items that are required to be recognized under accounting rules as components of comprehensive income (loss) are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss). For the three-year period ended December 31, 2012, Basic did not have any items of other comprehensive income (loss).

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

In July 2012, the FASB issued ASU No. 2012-02, “Intangibles — Goodwill and Other: Testing Indefinite-Lived Intangible Assets for Impairment” (“ASU 2012-02”). ASU 2012-02 allows a qualitative assessment of whether it is more likely than not that the indefinite-lived intangible asset’s fair value is less than its carrying amount before applying the quantitative impairment test. If it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount, then the impairment test for that indefinite-lived intangible asset would be performed. ASU 2012-02 is effective for annual and interim impairment tests performed for indefinite-lived intangible assets for fiscal years beginning after September 15, 2012 and early adoption is permitted. Basic early adopted this accounting standard update and although it has changed the process Basic uses to determine if indefinite-lived intangible assets are impaired, it has not had a material impact on Basic’s consolidated financial statements.

3.     Acquisitions

In 2012, 2011 and 2010, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting. The following table summarizes the final values at the date of acquisition, except for the acquisitions completed in 2011 whose values are provisional (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)
Rocky Mountain Cementers, Inc.	March 1, 2010	$687
New Tech Systems, Inc	April 20, 2010	900
Taylor Rig, LLC	May 3, 2010	8,734
Platinum Pressure Services, Inc.	December 16, 2010	39,942

Total 2010		$50,263

Lone Star Anchor Trucking, Inc	July 7, 2011	$10,102
Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively the “Maverick Companies”)	July 8, 2011	186,251
Pat’s P&A, Inc.	August 1, 2011	8,974
Cryogas Services LLP	September 8, 2011	11,085

Total 2011		$216,412

Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	11,948
Surface Stac, Inc.	May 15, 2012	23,184
Salt Water Disposal of North Dakota LLC	December 19, 2012	43,190

Total 2012		$84,966

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of the Maverick Companies in July 2011 has been deemed significant and is discussed below in further detail. The pro forma effect of the remainder of the acquisitions completed in 2010, 2011 or 2012 are not material, either individually or when aggregated, to the reported results of operations.

The Maverick Companies

On July 8, 2011, Basic acquired all of the equity interests of Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively the “Maverick Companies”). The results of the Maverick Companies’ operations have been included in the financial statements since that date. The amount of revenue included in the consolidated income statement in 2012 and 2011 was $130.8 million and $62.4 million, respectively. The aggregate purchase price was approximately $186.3 million in cash. This acquisition allowed us to expand our stimulation, coiled tubing, and thru tubing business in Colorado, New Mexico, Utah, and Oklahoma. This acquisition also allowed us to enter the water treatment business. The Maverick Companies operate in Basic’s completion and remedial segment. The following table summarizes the fair value of the assets acquired and liabilities assumed at the date of acquisition for the Maverick Companies (in thousands):

Current Assets	$17,112
Property and Equipment	92,856
Other Intangible Assets(1)	29,400
Goodwill(2)	60,381
Other Non-Current Assets	464

Total Assets Acquired	$200,213

Current Liabilities	$11,824
Deferred Income Taxes	—

Total Liabilities Assumed	$11,824

Net Assets Acquired	$188,389

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

4.     Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Land	$16,338	$11,314
Buildings and improvements	53,831	47,710
Well service units and equipment	487,785	447,743
Fluid services equipment	218,933	179,495
Brine and fresh water stations	14,101	13,000
Frac/test tanks	274,311	246,816
Pressure pumping equipment	277,529	246,931
Construction equipment	15,657	29,281
Contract drilling equipment	105,992	93,728
Disposal facilities	119,903	78,632
Vehicles	61,802	54,238
Rental equipment	65,047	46,851
Aircraft	4,151	4,251
Software	23,921	23,595
Other	19,055	15,690

	1,758,357	1,539,275
Less accumulated depreciation and amortization	814,591	682,863

Property and equipment, net	$943,766	$856,412

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Light vehicles	$31,180	$28,794
Contract Drilling	4,223	—
Well service units and equipment	1,748	1,671
Fluid services equipment	105,932	83,544
Pressure pumping equipment	29,253	24,260
Construction equipment	974	1,341
Software	17,120	16,896
Other	344	557

	190,774	157,063
Less accumulated amortization	63,194	60,455

	$127,580	$96,608

Amortization of assets held under capital leases of approximately $28.5 million, $22.0 million and $21.2 million for the years ended December 31, 2012, 2011 and 2010, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

5.     Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31, 2012	December 31, 2011
Credit Facilities:
Revolver	$—	$—
7.125% Senior Notes	—	225,000
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	—
Unamortized (discount) premium	1,683	1,892
Capital leases and other notes	106,458	81,199

	883,141	783,091
Less current portion	38,235	34,115

	$844,906	$748,976

7.125% Senior Notes due 2016

In April 2006, we completed a private offering of $225.0 million aggregate principal amount of 7.125% Senior Notes due April 15, 2016 (the “2016 Notes”). The 2016 Notes were jointly and severally guaranteed by each of our restricted subsidiaries (currently all of our subsidiaries other than three immaterial subsidiaries). We issued the 2016 Notes pursuant to an indenture, dated as of April 12, 2006, by and among us, the guarantor parties thereto and The Bank of New York Trust Company, N.A., as trustee (the “2016 Notes Indenture”). Interest on the 2016 Notes accrued at a rate of 7.125% per year. Interest on the 2016 Notes was payable in cash semi-annually in arrears on April 15 and October 15 of each year. The maturity date of the 2016 Notes was April 15, 2016.

On October 1, 2012, we announced a cash offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the 2016 Notes. On October 16, 2012, we completed the closing of an early tender for approximately $223.3 million of the 2016 Notes and delivered to the trustee the amount required to satisfy and discharge our remaining obligations for the outstanding 2016 Notes. The tender offer expired on October 29, 2012, and all of our obligations under the 2016 Notes Indenture have be satisfied and no 2016 Notes are outstanding.

11.625% Senior Secured Notes due 2014

On July 31, 2009, we issued $225.0 million aggregate principal amount of 11.625% Senior Secured Notes due 2014 (the “Senior Secured Notes”) in a private placement. The Senior Secured Notes were jointly and severally, and unconditionally, guaranteed on a senior secured basis initially by all of our current subsidiaries other than two immaterial subsidiaries. The Senior Secured Notes and the related guarantees were issued pursuant to an indenture dated as of July 31, 2009 (the “Senior Secured Notes Indenture”), by and among us, the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee. The obligations under the Senior Secured Notes Indenture were secured as set forth in the Senior Secured Notes Indenture and in a related Security Agreement (the “Secured Notes Security Agreement”), in favor of the trustee, by a first-priority lien (other than Permitted Collateral Liens, as defined in the Senior Secured Notes Indenture) in favor of the trustee, on the collateral described in the Secured Notes Security Agreement. Interest on the Senior Secured Notes accrued at a rate of 11.625% per year. Interest on the Senior Secured Notes was payable semi-annually in arrears on February 1 and August 1 of each year. The maturity date of the Senior Secured Notes was August 1, 2014.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

On February 1, 2011, we announced a cash tender offer and consent solicitation with respect to any and all of the $225.0 million aggregate outstanding principal amount of the Senior Secured Notes. On February 15, 2011, we completed the closing of an early tender for approximately $224.7 million of the Senior Secured Notes and delivered to the trustee the amount required to satisfy and discharge our remaining obligations for the outstanding Senior Secured Notes. The tender offer expired on March 2, 2011, and all of our obligations under the Senior Secured Notes Indenture have been satisfied and no Senior Secured Notes are outstanding.

7.75% Senior Notes due 2019

On February 15, 2011, we issued $275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $200.0 million, for an aggregate principal amount of $475.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of our current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefore.

The 2019 Notes were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”). Under the terms of the sale of the 2019 Notes, we were required to take appropriate steps to offer to exchange other 2019 Notes with the same terms that have been registered with the Securities and Exchange Commission for the private placement 2019 Notes. We completed the exchange offer for all of the 2019 Notes on November 15, 2011.

The purchase price for the $275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February 2011 offering to fund our tender offer and consent solicitation for our Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer. We used a portion of the net proceeds from the June 2011 offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

The 2019 Notes were issued pursuant to an indenture dated as of February 15, 2011 (the “2019 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 2019 Notes accrues from and including February 15, 2011 at a rate of 7.75% per year. Interest on the 2019 Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Notes mature on February 15, 2019.

The 2019 Notes Indenture contains covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to:

•	incur additional indebtedness;

•	pay dividends or repurchase or redeem capital stock;

•	make certain investments;

•	incur liens;

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

•	enter into certain types of transactions with affiliates;

•	limit dividends or other payments by our restricted subsidiaries to us; and

•	sell assets or consolidate or merge with or into other companies.

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2012, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

In addition, at any time before February 15, 2015, we may redeem some or all of the 2019 Notes at a redemption price equal to 100% of the principal amount of the 2019 Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

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

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 2016 Notes and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At December 31, 2012, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of December 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.

We had no borrowings and $22.5 million of letters of credit outstanding under the Credit Agreement as of December 31, 2012, giving us $227.5 million of available borrowing capacity. At December 31, 2012, we were in compliance with our covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At December 31, 2012, Basic was in compliance with this covenant.

As of December 31, 2012 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases
2013	$—	$38,073
2014	—	30,747
2015	—	20,882
2016	—	14,215
2017	—	622
Thereafter	775,000	1,919

	$775,000	$106,458

Basic’s interest expense consisted of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Cash payments for interest	$56,522	$47,077	$43,814
Commitment and other fees paid	1,658	915	19
Amortization of debt issuance costs and discount on senior secured notes	2,646	2,495	3,504
Change in accrued interest	1,559	3,347	4
Capitalized interest	(353)	—	(887)
Other	406	52	17

Total interest expense	$62,438	$53,886	$46,471

Losses on Extinguishment of Debt

In October 2012, upon the retirement of the 2016 Notes, Basic wrote off unamortized debt issuance costs of approximately $1.8 million. Basic also paid a premium of $6.1 million to the holders of the 2016 Notes for the early termination of the notes. In February 2011, upon the retirement of the 11.625% Senior Secured Notes and

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

the termination of Basic’s $30.0 million revolving credit facility, Basic wrote off unamortized debt issuance costs of approximately $3.9 million and unamortized discount of $9.2 million. Basic also paid a premium of $36.2 million to the holders of the 11.625% Senior Secured Notes for the early termination of the notes.

6.     Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2012	2011	2010
Current:
Federal	$—	$(57)	$(19,190)
State	813	1,150	390

Total	813	1,093	(18,800)

Deferred:
Federal	11,922	27,940	(5,045)
State	(182)	2,755	(948)

Total	11,740	30,695	(5,993)

Total income tax expense (benefit)	$10,927	$31,788	$(24,793)

Basic paid federal income taxes of $601,000 during 2012. Basic paid no federal income taxes during 2011 or 2010.

Reconciliation between the amount determined by applying the federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2012	2011	2010
Statutory federal income tax	$11,123	$27,633	$(23,925)
Meals and entertainment	672	630	473
State taxes, net of federal benefit	(758)	3,504	(847)
Impairment of non-deductible goodwill	—	—	—
Changes in estimates and other	(110)	21	(494)

	$10,927	$31,788	$(24,793)

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2012	2011
Deferred tax assets:
Receivables allowance	$1,026	$456
Inventory	234	177
Asset retirement obligation	530	492
Accrued liabilities	10,177	8,695
Operating loss carryforward	21,254	32,946
Goodwill and intangibles	5,119	8,298
Deferred compensation	7,851	6,732

Total deferred tax assets	$46,191	$57,796
Deferred tax liabilities:
Property and equipment	(199,765)	(199,795)
Prepaid expenses	(2,414)	(2,398)

Total deferred tax liabilities	$(202,179)	$(202,193)

Net deferred tax liability	$(155,988)	$(144,397)

Recognized as:
Deferred tax assets — current	29,113	39,154
Deferred tax liabilities — non-current	(185,101)	(183,551)

Net deferred tax liability	$(155,988)	$(144,397)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2012 or 2011.

Interest is recorded in interest expense and penalties are recorded in income tax expense. We had no interest or penalties related to an uncertain tax positions during 2012. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the Company’s federal tax returns for fiscal years after 2005 currently remain subject to examination by appropriate taxing authorities. The Company’s 2011 federal income tax return is under examination at this time.

As of December 31, 2012, Basic had approximately $47.0 million of net operating loss carryforwards (“NOL”) for income tax purposes, which begin to expire in 2030.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Currently, Basic has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources other than the situation noted below. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of Basic’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

During April 2011, Basic received notice from the Travis County District Attorney of a pending investigation of a case referred by Texas Parks & Wildlife and the Texas Environmental Enforcement Task Force. The potential matter related to a land farm owned by Basic located in Jefferson County, Texas. The matter was tried in Travis County, Texas, and Basic and an indemnified third party received a judgment in October 2012. Although Basic was not directly held responsible for any fines or penalties, Basic paid approximately $1.4 million to an indemnified third party in connection with the judgment.

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

State Tax Audit

In 2011, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2006 through 2010 would be conducted. A preliminary report has been issued for this audit, and Basic will appeal the preliminary report through the redetermination process. Based on Basic’s analysis, the potential liability associated with this audit ranges from $5.9 million to $7.3 million. An accrual for the estimated liability of $5.9 million was recorded in 2012 in Basic’s financial statements as general and administrative expense. This range could potentially change in future periods after further review and discussions.

Operating Leases

Basic leases certain property and equipment under non-cancelable operating leases. The term of the operating leases generally range from 12 to 60 months with varying payment dates throughout each month.

As of December 31, 2011, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ended December 31,
2013	$10,470
2014	7,863
2015	7,046
2016	5,019
2017	1,822
Thereafter	4,315

Total	$36,535

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Rent expense approximated $18.5 million, $17.2 million and $12.8 million for 2012, 2011 and 2010, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the employment agreement with Mr. Huseman, Chief Executive Officer and President of Basic, effective through December 31, 2013, Mr. Huseman is currently entitled to an annual salary of $700,000. Under this employment agreement, Mr. Huseman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Huseman would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, Mr. Huseman would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic has entered into employment agreements with various other executive officers through December 31, 2013. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to either 0.75 times to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the chance of control of the Company, he would be entitled to a lump sum severance payment equal to either 1.0 or 2.0 times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $1.0 million, $1.0 million and $300,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2012 and 2011, Basic classified the workers’ compensation self-insured risk reserve between short-term and long-term, with $5.9 million and $5.0 million being allocated to short-term and $6.9 million and $5.5 million being allocated to long-term, respectively.

At December 31, 2012 and December 31, 2011, self-insured risk accruals totaled approximately $22.9 million, net of $205,000 receivable for medical and dental coverage, and $19.7 million, net of $1,000 receivable for medical and dental coverage, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

8.     Stockholders’ Equity

Common Stock

At December 31, 2012 and 2011, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

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

In March 2012, Basic granted various employees 646,438 restricted shares of common stock that vest over a three-year period and 179,000 shares that vest over a four-year period. The Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In January 2013, it was determined that 42,513 shares, or 25% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2012 through December 31, 2012, as compared to other members of a defined peer group. These restricted shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2014.

During the year ended 2012, Basic issued 133,200 shares of common stock from treasury stock for the exercise of stock options and 0 shares of newly-issued common stock for the exercise of stock options.

Treasury Stock

In May 2012, Basic announced that its Board of Directors reinstated the share repurchase program initially adopted in 2008 and suspended in 2009. The program allows the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During 2012, Basic repurchased 1,558,394 shares for a total price of approximately $14.9 million (an average of approximately $9.54 per share), inclusive of commissions and fees. As of December 31, 2012, Basic may purchase up to an additional $20.3 million of Basic’s shares of common stock under this program.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic repurchased a total of 357,714 and 79,730 shares through net share settlements during 2012 and 2011, respectively.

Preferred Stock

At December 31, 2012 and 2011, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

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

10.   Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 26, 2009) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 8,350,000 shares. Of these shares, approximately 1,968,625 shares are available

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

for grant as of December 31, 2012. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

There were no options granted during 2012, 2011 or 2010.

During the years ended December 31, 2012, 2011 and 2010, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately $11.4 million, $8.0 million and $5.7 million, respectively. For compensation expense recognized during the years ended December 31, 2012, 2011 and 2010, Basic recognized a tax benefit of approximately $3.9 million, $3.2 million and $2.1 million, respectively.

As of December 31, 2012, there was $18.8 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.9 years. The total fair value of share-based awards vested during the years ended December 31, 2012, 2011 and 2010 was approximately $13.0 million, $9.1 million and $3.9 million, respectively. The actual tax benefit realized for the tax deduction from vested share-based awards was $619,000 for the year ended December 31, 2010. During 2012 and 2011 there was no tax benefit due to the NOL. If there was no NOL the tax benefits would have been $1.5 million and $1.4 million, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire ten years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2012 and the changes during the twelve months then ended:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value (000’s)
Non-statutory stock options:
Outstanding, beginning of period	787,450	$14.55
Options granted	—	—
Options forfeited	(3,000)	$26.84
Options exercised	(133,200)	$5.99
Options expired	(9,000)	$26.84

Outstanding, end of period	642,250	$16.09	2.63	1,635

Exercisable, end of period	642,250	$16.09	2.63	1,635

Vested or expected to vest, end of period	642,250	$16.09	2.63	1,635

The total intrinsic value of share options exercised during the years ended December 31, 2012, 2011 and 2010 was approximately $1.0 million, $12.4 million and $393,000, respectively.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

Cash received from option exercises under the Plan was approximately $798,000, $4.5 million and $322,000 for the years ended December 31, 2012, 2011 and 2010, respectively. The actual tax benefit realized for the tax deductions from options exercised was $142,000 for the year ended December 31, 2010. During 2012 and 2011 there was no tax benefit due to the NOL. If there was no NOL the tax benefit would have been $174,000 and $3.7 million, respectively.

The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 8, 2012, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2012 through December 31, 2012, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 190,126 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2014. As of December 31, 2012, Basic calculated that 25% of the target number of performance-based awards will be earned. A summary of the status of Basic’s non-vested share grants at December 31, 2012 and changes during the year ended December 31, 2012 is presented in the following table:

Nonvested Shares	Number of Shares	Weighted Average Grant Date Fair Value Per Share
Nonvested at beginning of period	1,962,171	$13.41
Granted during period	895,457	17.97
Vested during period	(737,017)	14.00
Forfeited during period	(134,552)	15.51

Nonvested at end of period	1,986,059	$15.10

11.   Related Party Transactions

Basic had receivables from employees of approximately $52,000 and $65,000 as of December 31, 2012 and December 31, 2011, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In October 2011, Basic purchased approximately 17 acres of land for approximately $209,000 from Darle Vuelta Cattle Co., LLC. In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC.

Basic entered into a joint venture agreement with a family member of an executive officer to form an entity in 2010. Basic holds 80 percent of the equity in the joint venture, and accounts the entity as an equity investment. In 2012, Basic funded approximately $4.5 million for this joint venture. The entity had only research and development activities in 2012.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

12.   Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees. Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. Basic makes a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $3.5 million, $2.6 million, and $80,000 in 2012, 2011 and 2010, respectively.

13.   Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $10,000 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated an expense of $687,000 in 2012, an expense of $128,000 in 2011 and an expense of $337,000 in 2010, respectively.

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

	Years ended December 31,
	2012	2011	2010
Numerator (both basic and diluted):
Net income (loss) available to common stockholders	$20,854	$47,163	$(43,563)

Denominator:
Denominator for basic earnings per share	40,505,555	40,375,013	39,714,053
Stock options	167,986	382,436	—
Unvested restricted stock	601,752	779,180	—

Denominator for diluted earnings per share	41,275,293	41,536,629	39,684,231

Basic earnings per common share:
Net income (loss) available to common stockholders	$0.51	$1.17	$(1.10)

Diluted earnings per common share:
Net income (loss) available to common stockholders	$0.51	$1.14	$(1.10)

There were no antidilutive shares at December 31, 2012 and 2011. The number of antidilutive shares at December 31, 2010 was 1.7 million.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

15.   Business Segment Information

Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments:

Completion and Remedial Services:    This segment utilizes a fleet of pressure pumping units, air compressor packages specially configured for underbalanced drilling operations, coiled tubing services, nitrogen services, cased-hole wireline units, an array of specialized rental equipment and fishing tools, thru-tubing and snubbing units. The largest portion of this business consists of pressure pumping services focused on cementing, acidizing and fracturing services in niche markets.

Fluid Services:    This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, water treatment and related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects as well as part of daily producing well operations. Also included in this segment are our construction services which provide services for the construction and maintenance of oil and natural gas production infrastructures.

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Corporate and Other	Total
Year ended December 31, 2012
Operating revenues	$586,070	$352,246	$376,268	$60,300	$—	$1,374,884
Direct operating costs	(357,960)	(236,588)	(268,219)	(39,817)	—	(902,584)

Segment profits	$228,110	$115,658	$108,049	$20,483	$—	$472,300

Depreciation and amortization	$56,043	$52,331	$56,310	$12,350	$10,049	$187,083
Capital expenditures, (excluding acquisitions)	$58,235	$33,637	$42,641	$12,141	$24,786	$171,440
Identifiable assets	$444,504	$286,662	$303,901	$64,127	$496,724	$1,595,918
Year ended December 31, 2011
Operating revenues	$537,134	$332,010	$333,057	$41,054	$—	$1,243,255
Direct operating costs	(297,276)	(211,959)	(228,723)	(28,154)	—	(766,112)

Segment profits	$239,858	$120,051	$104,334	$12,900	$—	$477,143

Depreciation and amortization	$45,651	$42,612	$48,016	$9,994	$8,068	$154,341
Capital expenditures, (excluding acquisitions)	$57,928	$51,543	$46,805	$53,112	$12,451	$221,839
Identifiable assets	$398,664	$241,720	$280,992	$77,402	$461,150	$1,459,928
Year ended December 31, 2010
Operating revenues	$261,436	$241,164	$204,872	$20,767	$—	$728,239
Direct operating costs	(156,573)	(178,152)	(156,885)	(15,250)	—	(506,860)

Segment profits	$104,863	$63,012	$47,987	$5,517	$—	$221,379

Depreciation and amortization	$33,538	$38,745	$50,530	$5,171	$7,017	$135,001
Capital expenditures, (excluding acquisitions)	$15,795	$18,247	$23,797	$2,435	$3,305	$63,579
Identifiable assets	$215,503	$185,057	$248,441	$28,375	$352,437	$1,029,813

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2012	2011	2010
Segment profits	$472,300	$477,143	$221,379
General and administrative expenses	(181,342)	(142,264)	(107,781)
Depreciation and amortization	(187,083)	(154,341)	(135,001)
Gain on disposal of assets	(3,334)	(447)	(2,856)

Operating income (loss)	$100,541	$180,091	$(24,259)

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

16.   Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2012	2011
Compensation related	$29,825	$27,068
Workers’ compensation self-insured risk reserve	5,550	4,967
Health self-insured risk reserve	5,125	3,928
Authority for expenditure accrual	925	379
Ad valorem taxes	1,320	5
Sales tax	5,578	2,590
Insurance obligations	5,283	6,174
Professional fee accrual	705	497
Contingent earn out obligation	2,519	345
Fuel accrual	1,617	1,432
Accrued interest	19,269	17,711

	$77,716	$65,096

17.   Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year ended December 31,
	2012	2011	2010
	(In thousands)
Capital leases issued for equipment	$67,207	$57,693	$23,363
Asset retirement obligation additions	$44	$53	$67

Basic paid $2.4 million and $990,000 in income taxes during the years ended December 31, 2012 and 2011, respectively. Basic paid no income taxes during the year ended December 31, 2010.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

18.   Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2012 and 2011 (in thousands, except earnings per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2012:
Total revenues	$370,897	$361,518	$340,400	$302,069	$1,374,884
Segment profits	$133,569	$128,504	$118,009	$92,218	$472,300
Income (loss) from continuing operations	$19,631	$14,737	$6,463	$(19,977)	$20,854
Net income (loss) available to common stockholders	$19,631	$14,737	$6,463	$(19,977)	$20,854
Basic earnings per share of common stock(a):
Net income (loss) available to common stockholders	$0.48	$0.36	$0.16	$(0.49)	$0.51
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$0.47	$0.36	$0.16	$(0.49)	$0.51
Weighted average common shares outstanding:
Basic	40,758	41,154	40,227	39,893	40,506
Diluted	41,629	41,426	40,441	40,127	41,288
Year ended December 31, 2011:
Total revenues	$246,054	$296,855	$345,987	$354,359	$1,243,255
Segment profits	$89,968	$111,538	$136,647	$138,990	$477,143
Income (loss) from continuing operations	$(18,493)	$16,550	$26,595	$22,511	$47,163
Net income (loss) available to common stockholders	$(18,493)	$16,550	$26,595	$22,511	$47,163
Basic earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(0.46)	$0.41	$0.66	$0.55	$1.17
Diluted earnings per share of common stock(a):
Net income (loss) available to common stockholders	$(0.46)	$0.40	$0.64	$0.54	$1.14
Weighted average common shares outstanding:
Basic	39,884	40,356	40,451	40,658	40,375
Diluted	39,884	41,336	41,396	41,307	41,537

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

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements — (Continued)

A description of the valuation methodologies used for assets measured at fair value on a recurring basis, as well as the general classification of such assets pursuant to the fair value hierarchy, is set forth below.

Mutual funds are valued at fair value on a recurring basis. The fair values of mutual funds are determined by obtaining quoted prices on nationally recognized securities exchange (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 Inputs). The Mutual funds are included on the face of the balance sheet under other assets. Assets and liabilities are measured at fair value on a recurring basis and summarized below:

	Fair Value Measurements at December 31, 2012 Using			Total Fair Value at December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Measured on a recurring basis
Assets:
Mutual Funds	$—	$5,594	$—	$5,594

20.    Subsequent Events

On February 19, 2013, Basic acquired substantially all of the operating assets of Atlas Equipment Company for approximately $22.0 million. On February 22, 2013, Basic acquired substantially all of the operating assets of Petroleum Water Solutions, LLC for approximately $3.3 million.

Schedule II — Valuation and Qualifying Accounts

		Additions
Description	Balance at Beginning of Period	Charged to Costs and Expenses(a)	Charged to Other Accounts(b)	Deductions(c)	Balance at End of Period
	(in thousands)
Year Ended December 31, 2012
Allowance for Bad Debt	$1,230	$1,792	$—	$(242)	$2,780
Year Ended December 31, 2011
Allowance for Bad Debt	$3,078	$(1,171)	$—	$(677)	$1,230
Year Ended December 31, 2010
Allowance for Bad Debt	$4,757	$352	$—	$(2,031)	$3,078

(a)	Charges relate to provisions for doubtful accounts

(b)	Reflects the impact of acquisitions

(c)	Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2012, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers of the Registrant” in Part I above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our definitive proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2012.

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

4.14*

First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.15*

Indenture dated as of October 16, 2012, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

4.16*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

10.1*†	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

Exhibit No.	Description

10.2*

Third Amended and Restated Stockholders’ Agreement entered into effective as of December 20, 2010, by and among Basic Energy Services, Inc., DLJMB Funding III, Inc., DLJ ESC II, L.P., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co., KG, DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., Millennium Partners II, L.P., and MBP Plan Investors, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

10.3*

Credit Agreement dated as of September 28, 2010, among Basic Energy Services, Inc., the Subsidiary Guarantors party thereto, the Lenders party thereto and Capital One, National Association, as administrative agent, collateral agent and issuing bank. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)

10.4*

Security Agreement dated as of September 28, 2010, among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2010)

10.5*

Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of September 28, 2010 among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

10.6*

Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.7*

Amendment No. 1 dated June 7, 2011 to Credit Agreement dated as of February 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 7, 2011)

10.8*

Amendment No. 2 dated July 15, 2011 to Credit Agreement dated as of February 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.9*

Amendment No. 3 dated April 5, 2012 to Credit Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 10, 2012)

10.10*

Amendment No. 4 dated October 1, 2012 to Credit Agreement dated as of February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2012)

10.11*

Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.12*

Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

Exhibit No.	Description

10.13*†

Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)

10.14*†

First Amendment to Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on June 1, 2011)

10.15*†

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

10.18*†

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.19*†

Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)

10.20*†

Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.21*†

Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.22*†

Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)

10.23*†

Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.24*†

Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.25*†

Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.26*†

Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

Exhibit No.	Description

10.27*†

Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.28*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)

10.29*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.30*†

Form of Performance-Based Award Agreement for Performance Year 2011 (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

10.31*†

Form of Performance-Based Award Agreement (effective March 2012). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 14, 2012)

10.32*†

Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.33*†

Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.34*†

Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.35*†

Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)

10.36*†

First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.37*†

Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)

10.38*†

Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on February 26, 2010)

10.39*

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

12.1	Ratio of Earnings to Fixed Charges.

21.1*	Subsidiaries of the Company. (Incorporated by reference to Exhibit 21.1 of the Company’s Registration Statement on Form S-4 (SEC File No. 333-176739), filed on September 8, 2011)

Exhibit No.	Description

23.1	Consent of KPMG LLP

31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference

†	Management contract or compensatory plan or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman
Name: Kenneth V. Huseman
Title: President, Chief Executive Officer and
Director

Date: February 27, 2013

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Kenneth V. Huseman Kenneth V. Huseman	President, Chief Executive Officer and Director (Principal Executive Officer)	February 27, 2013

/s/ Alan Krenek Alan Krenek	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)	February 27, 2013

/s/ John Cody Bissett John Cody Bissett	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2013

/s/ Steven A. Webster Steven A. Webster	Chairman of the Board	February 27, 2013

/s/ James S. D’Agostino, Jr. James S. D’Agostino, Jr.	Director	February 27, 2013

/s/ William E. Chiles William E. Chiles	Director	February 27, 2013

/s/ Robert F. Fulton Robert F. Fulton	Director	February 27, 2013

/s/ Sylvester P. Johnson, IV Sylvester P. Johnson, IV	Director	February 27, 2013

/s/ Antonio O. Garza, Jr. Antonio O. Garza, Jr.	Director	February 27, 2013

/s/ Thomas P. Moore, Jr. Thomas P. Moore, Jr.	Director	February 27, 2013

EXHIBIT INDEX

Exhibit No.	Description

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

4.14*

First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.15*

Indenture dated as of October 16, 2012, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

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

10.5*

Supplement No. 1 dated as of December 22, 2010 to Security Agreement dated as of September 28, 2010 among Basic Energy Services, Inc. and the other Debtors party thereto in favor of Capital One, National Association, as collateral agent. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

10.6*

Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.7*

Amendment No. 1 dated June 7, 2011 to Credit Agreement dated as of February 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 7, 2011)

10.8*

Amendment No. 2 dated July 15, 2011 to Credit Agreement dated as of February 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.9*

Amendment No. 3 dated April 5, 2012 to Credit Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 10, 2012)

10.10*

Amendment No. 4 dated October 1, 2012 to Credit Agreement dated as of February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2012)

10.11*

Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.12*

Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.13*†

Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 1, 2009)

10.14*†

First Amendment to Fourth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on June 1, 2011)

10.15*†

Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.16*†

Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

Exhibit No.	Description

10.17*†

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.18*†

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.19*†

Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)

10.20*†

Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.21*†

Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.22*†

Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)

10.23*†

Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.24*†

Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.25*†

Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.26*†

Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.27*†	Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.28*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)

10.29*†

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.30*†

Form of Performance-Based Award Agreement for Performance Year 2011 (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

Exhibit No.	Description

10.31*†

Form of Performance-Based Award Agreement (effective March 2012). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 14, 2012)

10.32*†

Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.33*†

Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.34*†

Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.35*†

Amended and Restated Employment Agreement of Thomas Monroe Patterson, effective as of November 21, 2008. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 24, 2008)

10.36*†

First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.37*†

Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.38*†

Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.39*

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