Form 10-Q
period 2013-03-31
BASIC ENERGY SERVICES INC
filed 2013-04-29
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

42,223,893 shares of the registrant’s Common Stock were outstanding as of April 26, 2013.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$81,489	$134,565
Trade accounts receivable, net of allowance of $3,041 and $2,780, respectively	219,227	209,100
Accounts receivable—related parties	69	52
Income tax receivable	2,509	2,553
Inventories	39,619	40,230
Prepaid expenses	11,612	8,796
Other current assets	12,264	13,891
Deferred tax assets	31,168	29,113

Total current assets	397,957	438,300

Property and equipment, net	951,854	943,766
Deferred debt costs, net of amortization	18,060	18,733
Goodwill	115,731	105,836
Other intangible assets, net of amortization	85,383	82,762
Other assets	6,264	6,521

Total assets	$1,575,249	$1,595,918

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$50,631	$61,740
Accrued expenses	76,666	77,716
Current portion of long-term debt	38,755	38,235
Other current liabilities	333	306

Total current liabilities	166,385	177,997

Long-term debt, net of unamortized premium on notes of $1,630 and $1,683, respectively	847,297	844,906
Deferred tax liabilities	179,670	185,101
Other long-term liabilities	16,998	13,667
Commitments and contingencies
Stockholders’ equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2013 and December 31, 2012	—	—
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,224,450 shares outstanding at March 31, 2013; 43,500,032 shares issued and 41,721,299 shares outstanding at December 31, 2012	435	435
Additional paid-in capital	364,990	355,687
Retained earnings	25,735	34,513
Treasury stock, at cost, 1,275,582 and 1,778,803 shares at March 31, 2013 and December 31, 2012, respectively	(26,261)	(16,388)

Total stockholders’ equity	364,899	374,247

Total liabilities and stockholders’ equity	$1,575,249	$1,595,918

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Revenues:
Completion and remedial services	$118,361	$164,420
Fluid services	84,330	95,325
Well servicing	87,675	95,902
Contract drilling	13,985	15,250

Total revenues	304,351	370,897

Expenses:
Completion and remedial services	79,008	97,025
Fluid services	57,874	62,847
Well servicing	65,002	67,250
Contract drilling	9,164	10,206
General and administrative, including stock-based compensation of $2,817 and $2,173 in three months ended March 31, 2013 and 2012, respectively	41,957	41,358
Depreciation and amortization	49,781	43,984
Loss on disposal of assets	1,089	1,719

Total expenses	303,875	324,389

Operating income	476	46,508
Other income (expense):
Interest expense	(16,808)	(15,223)
Interest income	17	12
Other income	162	149

Income (loss) from continuing operations before income taxes	(16,153)	31,446
Income tax benefit (expense)	7,375	(11,815)

Net income (loss)	$(8,778)	$19,631

Earnings per share of common stock:
Basic	$(0.22)	$0.48

Diluted	$(0.22)	$0.47

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

	Common Stock		Additional Paid-In	Treasury	Retained	Total Stockholders’
	Shares	Amount	Capital	Stock	Earnings	Equity
Balance - December 31, 2012	43,500,032	$435	$355,687	$(16,388)	$34,513	$374,247
Issuances of restricted stock	—	—	6,712	(6,712)	—	—
Amortization of share-based compensation	—	—	2,817	—	—	2,817
Purchase of treasury stock	—	—	—	(3,500)	—	(3,500)
Exercise of stock options / vesting of restricted stock	—	—	(226)	339	—	113
Net loss	—	—	—	—	(8,778)	(8,778)

Balance - March 31, 2013 (unaudited)	43,500,032	$435	$364,990	$(26,261)	$25,735	$364,899

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(8,778)	$19,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	49,781	43,984
Accretion on asset retirement obligation	28	28
Change in allowance for doubtful accounts	261	382
Amortization of deferred financing costs	754	693
Amortization and retirement of discount or premium on notes	(53)	(50)
Non-cash compensation	2,817	2,397
Loss on disposal of assets	1,089	1,719
Deferred income taxes	(7,486)	11,369
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(10,405)	8,027
Inventories	611	(2,961)
Prepaid expenses and other current assets	(6,729)	(3,803)
Other assets	257	196
Accounts payable	(11,109)	(18,060)
Income tax payable	44	617
Other liabilities	239	1,136
Accrued expenses	(1,837)	(84)

Net cash provided by operating activities	9,484	65,221

Cash flows from investing activities:
Purchase of property and equipment	(39,873)	(46,823)
Proceeds from sale of mutual fund	5,635	—
Proceeds from sale of assets	3,498	1,987
Payments for other long-term assets	(260)	(171)
Payments for businesses, net of cash acquired	(16,464)	(18,584)

Net cash used in investing activities	(47,464)	(63,591)

Cash flows from financing activities:
Payments of debt	(11,628)	(9,644)
Purchase of treasury stock	(3,500)	(3,283)
Tax withholding from exercise of stock options	(59)	(34)
Exercise of employee stock options	172	104
Deferred loan costs and other financing activities	(81)	(1)

Net cash used in financing activities	(15,096)	(12,858)

Net decrease in cash and equivalents	(53,076)	(11,228)
Cash and cash equivalents - beginning of period	134,565	78,458

Cash and cash equivalents - end of period	$81,489	$67,230

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2013 (unaudited)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.

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

Estimates and Uncertainties

Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

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

Revenue Recognition

Completion and Remedial Services — Completion and remedial services consists primarily of pumping services focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, snubbing units, water treatment, thru-tubing and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair value of the services.

Fluid Services — Fluid services consists primarily of the sale, transportation, treatment, storage and disposal of fluids used in drilling, production and maintenance of oil and natural gas wells, and well site construction and maintenance services. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

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

Impairments

Long-lived assets, such as property, plant and equipment, and purchased intangibles subject to amortization, are reviewed for impairment at least annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Recoverability of assets to be held and used is measured by a comparison of the carrying amount of such assets to estimated undiscounted future cash flows expected to be generated by the assets. Expected future cash flows and carrying values are aggregated at their lowest identifiable level. If the carrying amount of such assets exceeds its estimated future cash flows, an impairment charge is recognized by the amount by which the carrying amount of such assets exceeds the fair value of the assets. Assets to be disposed of would be separately presented in the consolidated balance sheet and reported at the lower of the carrying amount or fair value less costs to sell, and are no longer depreciated. The assets and liabilities, if material, of a disposed group classified as held for sale would be presented separately in the appropriate asset and liability sections of the consolidated balance sheet. These assets are normally sold within a short period of time through a third party auctioneer.

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

Deferred debt costs were approximately $22.9 million net of accumulated amortization of $4.9 million, and $22.6 million net of accumulated amortization of $4.1 million at March 31, 2013 and December 31, 2012, respectively. Amortization of deferred debt costs totaled approximately $754,000 and $693,000 for the three months ended March 31, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment as of December 31 of each year.

Basic had trade names of $1.9 million as of March 31, 2013 and December 31, 2012. Trade names have an indefinite life and are tested for impairment annually.

Additions to goodwill during the three months ended March 31, 2013 were primarily due to the purchase price allocations for acquisitions completed during 2013. These purchase price allocations were preliminary and subject to change. The changes in the carrying amount of goodwill for the three months ended March 31, 2013 were as follows (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2012	$79,047	$20,467	$6,322	$—	$105,836
Goodwill additions	—	9,895	—	—	9,895

Balance as of March 31, 2013	$79,047	$30,362	$6,322	$—	$115,731

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $93.4 million at March 31, 2013 and $90.1 million at December 31, 2012. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $9.2 million and $8.0 million at March 31, 2013 and December 31, 2012, respectively. The gross carrying amount of other intangible assets subject to amortization was $1.1 million at March 31, 2013 and December 31, 2012. Accumulated amortization related to these intangible assets totaled approximately $20.4 million and $18.4 million at March 31, 2013 and December 31, 2012, respectively. Amortization expense for the three months ended March 31, 2013 and 2012 was approximately $2.0 million and $1.7 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of March 31, 2013 were $59.3 million, $15.6 million, $6.4 million and $4.1 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.

Stock-Based Compensation

Basic’s outstanding stock-based awards consist of stock options and restricted stock. Stock options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model, and restricted stock issued is valued based on the fair value at the grant date. All stock-based awards are adjusted for an expected forfeiture rate and amortized over the vesting period. For performance based restricted stock awards, compensation expense is recognized in the Company’s financial statements based on their grant date fair value. Basic utilizes (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the three months ended March 31, 2013 or 2012.

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

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (“ASU 2011-11”). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 became effective for Basic on January 1, 2013. The adoption of this standard did not have a material impact to Basic’s results of operations, financial position or liquidity as a result of this guidance.

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

3. Acquisitions

In 2012 and during the first three months of 2013, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values for Salt Water Disposal of North Dakota LLC, Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC and Petroleum Water Solutions, LLC acquisitions and the final values for the remaining acquisitions at the date of acquisition (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)
Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	11,948
Surface Stac, Inc.	May 15, 2012	23,184
Salt Water Disposal of North Dakota LLC	December 19, 2012	43,190

Total 2012		$84,966

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC	February, 19 2013	$13,175
Petroleum Water Solutions, LLC	February 22, 2013	$3,288

Total 2013		$16,463

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The pro forma effect of the remainder of the acquisitions in the first three months of 2013 is not material, either individually or when aggregated, to the reported results of operations. The provisional values used on Salt Water Disposal of North Dakota LLC, Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC and Petroleum Water Solutions, LLC will be finalized once the valuation of the tangible and intangible assets is completed.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Land	$16,885	$16,338
Buildings and improvements	55,115	53,831
Well service units and equipment	491,412	487,785
Fluid services equipment	229,336	218,933
Brine and fresh water stations	13,942	14,101
Frac/test tanks	275,432	274,311
Pressure pumping equipment	281,844	277,529
Construction equipment	15,653	15,657
Contract drilling equipment	104,822	105,992
Disposal facilities	137,421	119,903
Vehicles	62,904	61,802
Rental equipment	66,647	65,047
Aircraft	2,805	4,151
Software	23,313	23,921
Other	16,340	19,055

	1,793,871	1,758,357
Less accumulated depreciation and amortization	842,017	814,591

Property and equipment, net	$951,854	$943,766

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Light vehicles	$32,657	$31,180
Contract Drilling	4,223	4,223
Well service units and equipment	1,574	1,748
Fluid services equipment	109,701	105,932
Pressure pumping equipment	27,112	29,253
Construction equipment	942	974
Software	17,120	17,120
Other	99	344

	193,428	190,774
Less accumulated amortization	63,236	63,194

	$130,192	$127,580

Amortization of assets held under capital leases of approximately $7.3 million and $6.4 million for the three months ended March 31, 2013 and 2012, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
Credit Facilities:
Revolver	$—	$—
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized (discount) premium	1,630	1,683
Capital leases and other notes	109,422	106,458

	886,052	883,141
Less current portion	38,755	38,235

	$847,297	$844,906

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

The purchase price for the $275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February 2011 offering to fund our tender offer and consent solicitation for our 11.625% Senior Secured Notes due 2014 and to redeem any of the Senior Secured Notes not purchased in the tender offer. We used a portion of the net proceeds from the June 2011 offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At March 31, 2013, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

7.75% Senior Notes due 2022

On October 16, 2012, we completed the issuance and sale of $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 2019 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2022 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At March 31, 2013, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2013 and December 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes.

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

We had no borrowings and $22.5 million of letters of credit outstanding under the Credit Agreement as of March 31, 2013, giving us $227.5 million of available borrowing capacity. At March 31, 2013, we were in compliance with our covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At March 31, 2013, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2013	2012
Cash payments for interest	$19,266	$19,375
Commitment and other fees paid	455	408
Amortization of debt issuance costs and discount or premium on notes	700	643
Change in accrued interest	(3,402)	(5,214)
Other	(211)	11

	$16,808	$15,223

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

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $1.0 million, $1.0 million, and $300,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At March 31, 2013 and December 31, 2012, self-insured risk accruals totaled approximately $24.2 million net of a $355,000 receivable for medical and dental coverage and $22.9 million net of a $205,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At March 31, 2013 and December 31, 2012, Basic had 80,000,000 shares of common stock, par value $.01 per share, authorized.

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

In March 2013, Basic granted various employees 432,400 restricted shares of common stock that vest over a three-year period and 262,000 shares that vest over a four-year period.

During the three months ended March 31, 2013, Basic issued 34,175 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 357,714 shares through net share settlements during 2012 and 251,519 shares through net share settlements during the first three months of 2013.

Preferred Stock

At March 31, 2013 and December 31, 2012, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

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

During the three months ended March 31, 2013 and 2012, compensation expense related to share-based arrangements was approximately $2.8 million and $2.2 million, respectively. For compensation expense recognized during the three months ended March 31, 2013 and 2012, Basic recognized a tax benefit of approximately $1.3 million and $816,000, respectively.

As of March 31, 2013, there was approximately $28.1 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of share-based awards vested during the three months ended March 31, 2013 and 2012 was approximately $11.5 million and $11.6 million, respectively. There was no actual tax benefit realized for the tax deduction from vested share-based awards for the three months ended March 31, 2012. During the three months ended March 31, 2013, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been $800,000.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at March 31, 2013 and the changes during the three months then ended:

	Number of Options Granted	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Instrinsic Value (000’s)
Non-statutory stock options:
Outstanding, beginning of period	642,250	$16.09
Options granted	—	$—
Options forfeited	—	$—
Options exercised	(34,175)	$5.37
Options expired	—	$—

Outstanding, end of period	608,075	$16.69	2.46	$2,040

Exercisable, end of period	608,075	$16.69	2.46	$2,040

Vested or expected to vest, end of period	608,075	$16.69	2.46	$2,040

The total intrinsic value of share options exercised during the three months ended March 31, 2013 and 2012 was approximately $293,000 and $130,000, respectively.

Cash received from share option exercises under the Plan was approximately $183,000 and $70,000 for the three months ended March 31, 2013 and 2012, respectively. There was no actual tax benefit realized for the tax deductions from options exercised for the three months ended March 31, 2012. During the three months ended March 31, 2013, there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax benefit would have been $14,000.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2013, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2013 through December 31, 2013, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 347,084 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2015. As of March 31, 2013, Basic estimated that 100% of the target number of performance-based awards will be earned.

A summary of the status of Basic’s non-vested share grants at March 31, 2013 and changes during the three months ended March 31, 2013 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,986,059	$15.10
Granted during period	1,042,281	14.35
Vested during period	(751,878)	14.74
Forfeited during period	(16,348)	15.09

Nonvested at end of period	2,260,114	$14.89

9. Related Party Transactions

Basic had receivables from employees of approximately $69,000 and $52,000 as of March 31, 2013 and December 31, 2012, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC.

Basic entered into a joint venture agreement with a family member of an executive officer to form an entity in 2010. Basic holds 80 percent of the equity in the joint venture, and consolidates the financial results. For the three months ended March 31, 2013 and 2012, Basic funded approximately $587,000 and $345,000, respectively, for this joint venture. The entity had only research and development activities for the three months ended March 31, 2012 and 2013.

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

	Three Months Ended March 31,
	2013	2012
	(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$(8,778)	$19,631
Denominator:
Denominator for basic earnings per share	39,885,111	40,758,074
Stock options	284,115	233,344
Unvested restricted stock	140,605	637,482

Denominator for diluted earnings per share	40,309,831	41,628,900

Basic earnings per common share:	$(0.22)	$0.48

Diluted earnings per common share:	$(0.22)	$0.47

Stock options and unvested shares of restricted stock of approximately 221,384 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2013 and 69,000 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2012, as the effect would have been anti-dilutive due to the net loss in the period.

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

Fluid Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, construction and other related equipment. Basic employs these assets to provide, transport, treat, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and Remedial Services	Fluid Services	Well Servicing	Contract Drilling	Corporate and Other	Total
Three Months Ended March 31, 2013 (Unaudited)
Operating revenues	$118,361	$84,330	$87,675	$13,985	$—	$304,351
Direct operating costs	(79,008)	(57,874)	(65,002)	(9,164)	—	$(211,048)

Segment profits	$39,353	$26,456	$22,673	$4,821	$—	$93,303

Depreciation and amortization	$14,932	$14,311	$14,787	$3,196	$2,555	$49,781
Capital expenditures, (excluding acquisitions)	$12,987	$9,118	$12,026	$3,093	$2,649	$39,873
Identifiable assets	$442,241	$308,943	$303,136	$63,426	$457,503	$1,575,249
Three Months Ended March 31, 2012 (Unaudited)
Operating revenues	$164,420	$95,325	$95,902	$15,250	$—	$370,897
Direct operating costs	(97,025)	(62,847)	(67,250)	(10,206)	—	(237,328)

Segment profits	$67,395	$32,478	$28,652	$5,044	$—	$133,569

Depreciation and amortization	$12,851	$11,796	$14,341	$2,748	$2,248	$43,984
Capital expenditures, (excluding acquisitions)	$17,013	$9,052	$13,521	$4,607	$2,630	$46,823
Identifiable assets	$412,206	$245,063	$301,996	$62,029	$436,403	$1,457,697

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2013	2012
Segment profits	$93,303	$133,569
General and administrative expenses	(41,957)	(41,358)
Depreciation and amortization	(49,781)	(43,984)
Loss on disposal of assets	(1,089)	(1,719)

Operating income	$476	$46,508

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2013	2012
	(In thousands)
Capital leases issued for equipment	$14,592	$8,339
Asset retirement obligation additions	$78	$11

Basic paid no income taxes during the three months ended March 31, 2013 or for the same period in 2012. Basic paid interest of approximately $19.3 million and $19.4 million during the three months ended March 31, 2013 and 2012, respectively.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in six separate acquisitions from January 1, 2012 to March 31, 2013. Our total hydraulic horsepower increased from 271,000 at December 31, 2011 to 292,000 at March 31, 2013. Our weighted average number of fluid service trucks increased from 900 in the first quarter of 2012 to 964 in the first quarter of 2013. Our weighted average number of well servicing rigs increased from 423 in the first quarter of 2012 to 425 in the first quarter of 2013. These acquisitions, as well as market fluctuations, make our revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2013		2012
Revenues:
Completion and remedial services	$118.4	39%	$164.4	40%
Fluid services	$84.3	28%	$95.3	29%
Well servicing	$87.7	29%	$95.9	28%
Contract drilling	$14.0	4%	$15.3	3%

Total revenues	$304.4	100%	$370.9	100%

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

During 2010, oil prices remained relatively stable following the increase in prices experienced during 2009. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable during the last months of 2011 and throughout 2012 and the first quarter of 2013. This trend in oil prices has caused utilization and pricing for our services to stabilize in our oil-based operating areas, while utilization and pricing for our services in our natural gas-based operating areas remained depressed throughout the first quarter of 2013 due to low natural gas prices. Our outlook for 2013 continues to be based on the assumption that upstream spending and oilfield activity will be similar to the levels in 2012. We expect to see activity increase through the summer and into the fall with the second half of 2013 substantially busier than the first half.

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

Selected Acquisitions

During 2012, we made four acquisitions that complemented our existing business segments. These included, among others:

Surface Stac, Inc.

On May 15, 2012, we acquired substantially all of the assets of Surface Stac, Inc for total consideration of $23.2 million in cash. This acquisition has been included in our completion and remedial servicing segment.

Salt Water Disposal of North Dakota LLC

On December 19, 2012, we acquired substantially all of the assets of Salt Water Disposal of North Dakota LLC for total consideration of $43.2 million in cash. This acquisition has been included in our fluid services segment.

During the first three months of 2013, we made two acquisitions that complemented our existing business segments including:

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC

On February 16, 2013, we acquired all of the assets of Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC, for total cash consideration of $13.2 million. This acquisition operates in our fluid services segment.

Petroleum Water Solutions, LLC

On February 22, 2013, we acquired all of the assets of Petroleum Water Solutions, LLC for total cash consideration of $3.3 million. This acquisition operates in our fluid services segment.

Segment Overview

Completion and Remedial Services

During the first three months of 2013, our completion and remedial services segment represented approximately 39% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing, water treatment and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 292,000 and 276,000 at March 31, 2013 and March 31, 2012, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2012, the full year ended December 31, 2012 and the quarter ended March 31, 2013 (dollars in thousands):

	Revenues	Segment Profits %
2012:
First Quarter	$164,420	41%
Second Quarter	$156,560	41%
Third Quarter	$143,348	39%

	Revenues	Segment Profits %
Fourth Quarter	$121,742	34%
Full Year	$586,070	39%
2013:
First Quarter	$118,361	33%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The decrease in completion and remedial services revenue to $118.4 million in the first quarter of 2013 from $121.7 million in the fourth quarter of 2012 resulted primarily from decreased revenue from our pumping equipment, due to relatively low drilling rig count and significant weather issues during the first quarter. The decrease in segment profits as a percentage of revenue from 34% in the fourth quarter of 2012 to 33% in the first quarter of 2013 was primarily due to lower utilization.

Fluid Services

During the first three months of 2013, our fluid services segment represented approximately 28% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services operations for each of the quarters in 2012, the full year ended December 31, 2012 and the quarter ended March 31, 2013 (dollars in thousands):

	Weighted Average Number of Fluid Service Trucks	Trucking Hours	Revenue Per Fluid Service Truck	Segment Profits Per Fluid Service Truck	Segment Profits %
2012:
First Quarter	900	580,700	$106	$36	34%
Second Quarter	918	552,400	$99	$35	36%
Third Quarter	931	551,600	$91	$29	32%
Fourth Quarter	954	555,200	$86	$25	29%
Full Year	926	2,239,900	$380	$125	33%
2013:
First Quarter	963	555,600	$88	$27	31%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck increased to $88,000 in the first quarter of 2013 compared to the fourth quarter of 2012, primarily due to increases in disposal revenue associated with a full quarter impact of the Salt Water Disposal of North Dakota acquisition. Segment profit percentage increased to 31% for the first quarter of 2013 compared to 29% for the fourth quarter of 2012, primarily due to the holiday impact of the fourth quarter, along with lower repair and maintenance costs.

Well Servicing

During the first three months of 2013, our well servicing segment represented approximately 29% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet increased from a weighted average number of 423 rigs in the first quarter of 2012 to 425 in the first quarter of 2013.

The following is an analysis of our well servicing operations for each of the quarters in 2012, the full year ended December 31, 2012 and the quarter ended March 31, 2013:

	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits Per Rig Hour	Segment Profits %
2012:
First Quarter	423	231,300	76.5%	$393	$117	30%
Second Quarter	431	232,500	75.4%	$399	$111	27%
Third Quarter	431	226,400	73.5%	$402	$124	30%
Fourth Quarter	429	203,000	66.2%	$393	$108	28%
Full Year	429	893,200	72.9%	$397	$115	29%
2013:
First Quarter	425	210,800	69.4%	$399	$108	26%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization increased to 69% in the first quarter of 2013 compared to 66% in the fourth quarter of 2012. Higher utilization resulted from increased rig hours due to the absence of the holiday impact in the first quarter of 2013. Our segment profit percentage decreased to 26% during the first quarter of 2013 from 28% during the fourth quarter of 2012 due to the reset of unemployment taxes at the beginning of the year.

Contract Drilling

During the first three months of 2013, our contract drilling segment represented approximately 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of twelve rigs during the first quarter of 2012 and 2013.

The following is an analysis of our contract drilling segment for each of the quarters in 2012, the full year ended December 31, 2012 and the quarter ended March 31, 2013:

	Weighted Average Number of Rigs	Rig Operating Days	Revenue Per Drilling Day	Profits Per Drilling Day	Segment Profits %
2012:
First Quarter	12	967	$15,800	$5,200	33%
Second Quarter	12	1,007	$15,500	$5,800	37%
Third Quarter	12	957	$15,800	$5,300	34%
Fourth Quarter	12	892	$16,000	$5,100	32%
Full Year	12	3,823	$15,800	$5,300	34%
2013:
First Quarter	12	850	$16,500	$5,700	35%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

The increase in revenue per day to $16,500 in the first quarter of 2013 from $16,000 in the fourth quarter of 2012 was due primarily to higher utilization from our greater depth, higher rate rigs. Segment profit percentage increased to 35% in the first quarter of 2013 from 32% in the fourth quarter of 2012 due to higher day rates and lower repairs and maintenance expense.

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

Stock-Based Compensation. We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for restricted stock awards issued in 2012 and 2013 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. For performance based restricted stock awards, compensation expense is recognized in our financial statements based on their grant date fair value. We utilize (i) the closing stock price on the date of the grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options have not been issued since 2007 but are valued on the grant date using Black-Scholes-Merton option pricing model, and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock-based awards are critical.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2013 compared to the three months ended March 31, 2012. For additional segment-related information and trends, please read “Segment Overview” above.

Three Months Ended March 31, 2013 Compared to Three Months Ended March 31, 2012

Revenues. Revenues decreased by 18% to $304.4 million during the first quarter of 2013 from $370.9 million during the same period in 2012. This decrease was primarily due to decreased demand by our customers for our services and increased competition, which affected the rates we can charge for our services.

Completion and remedial services revenues decreased by 28% to $118.4 million during the first quarter of 2013 compared to $164.4 million in the same period in 2012. The decrease in revenue between these periods was primarily due to lower completion revenues driven by a general decline in new well completions and lower pricing for our services. Total hydraulic horsepower increased to 292,000 at March 31, 2013 from 276,000 at March 31, 2012 due to two additional frac units acquired in the first quarter of 2012.

Fluid services revenues decreased by 12% to $84.3 million during the first quarter of 2013 compared to $95.3 million in the same period in 2012. Our revenue per fluid service truck decreased 19% to $88,000 in the first quarter of 2013 compared to $106,000 in the same period in 2012 due to increased competition in our geographic footprint, which caused pressure on the rates charged for our services. Our weighted average number of fluid service trucks increased 1% to 964 during the first quarter of 2013 from 954 in the same period in 2012.

Well servicing revenues decreased by 9% to $87.7 million during the first quarter of 2013 compared to $95.9 million during the same period in 2012. The lower revenues were due to the 9% decrease in rig hours to 210,800 during the first quarter of 2013 from 231,300 during the first quarter of 2012, which was driven by a general decline in production spending through the first quarter of 2013. This segment experienced an increase in revenue per rig hour to $399 during the first quarter of 2013 from $393 during the first quarter of 2012 due to a higher ratio of barge and plugging revenues, which are performed at a higher rate. Our average number of well servicing rigs increased to 425 during the first quarter of 2013 compared to 423 in the same period in 2012.

Contract drilling revenues decreased by 8% to $14.0 million during the first quarter of 2013 compared to $15.3 million in the same period in 2012. The number of rig operating days decreased 12% to 850 in the first quarter of 2013 compared to 967 in the first quarter of 2012. The decrease in revenue and rig operating days was due to a decrease in new well starts in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased by 11% to $211.0 million during the first quarter of 2013 from $237.3 million in the same period in 2012. This decrease was primarily due to decreased activity in each of our four business segments.

Direct operating expenses for the completion and remedial services segment decreased by 19% to $79.0 million during the first quarter of 2013 compared to $97.0 million for the same period in 2012 due primarily to decreased activity levels overall, especially in our pumping services line. Segment profits decreased to 33% of revenues during the first quarter of 2013 compared to 41% for the same period in 2012, due to higher material costs and reduced activity.

Direct operating expenses for the fluid services segment decreased by 8% to $57.9 million during the first quarter of 2013 compared to $62.8 million for the same period in 2012, mainly due to decreased activity levels. Segment profits were 31% of revenues during the first quarter of 2013 compared to 34% for the same period in 2012 due to reduced activity.

Direct operating expenses for the well servicing segment decreased by 3% to $65.0 million during the first quarter of 2013 compared to $67.3 million for the same period in 2012. The decrease in direct operating expenses was due to decreased level of activity. Segment profits decreased to 26% of revenues during the first quarter of 2013 compared to 30% for the same period in 2012 due to reduced activity.

Direct operating expenses for the contract drilling segment decreased by 11% to $9.1 million during the first quarter of 2013 from $10.2 million for the same period in 2012. Segment profits for this segment increased to 35% of revenues during the first quarter of 2013 compared to 33% for the same period in 2012, primarily due to lower personnel costs.

General and Administrative Expenses. General and administrative expenses increased by 1% to $42.0 million during the first quarter of 2013 from $41.4 million for the same period in 2012, due mainly to increased personnel costs, including incentive compensation, and increased costs from acquisitions completed during 2012. General and administrative expenses included $2.8 million and $2.2 million of stock-based compensation expense during the first quarter of 2013 and 2012, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $49.8 million during the first quarter of 2013 compared to $44.0 million for the same period in 2012. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year through internal growth and through the six acquisitions completed since March 31, 2012.

Interest Expense. Interest expense increased to $16.8 million during the first quarter of 2013 compared to $15.2 million during the first quarter of 2012. The increased expense was due to the issuance of an aggregate of $300.0 million of 7.75% senior notes in 2012.

Income Tax Expense. There was income tax benefit of $7.4 million during the first quarter of 2013 compared to an income tax expense of $11.8 million for the same period in 2012. Our effective tax rate during the first quarter of 2013 and 2012 was approximately 46% and 38%, respectively. The increase in our effective tax rate was primarily due to an increased impact of the Texas gross margin tax.

Liquidity and Capital Resources

As of March 31, 2013, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $225.0 million revolving credit facility. As of March 31, 2013, we had unrestricted cash and cash equivalents of $81.5 million compared to $134.6 million as of December 31, 2012. The decrease in cash balances from December 31, 2012 to March 31, 2013 is primarily due to the capital expenditures and two cash acquisitions completed during the first quarter. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $21.7 million for the three months ended March 31, 2013 compared to cash provided by operating activities of $65.2 million during the same period in 2012. Operating cash flow in the first three months of 2012 was higher mainly due to the increase in profitability resulting from higher revenues offset by the increase in accounts receivable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first three months of 2013 were $39.9 million compared to $65.4 million in the same period of 2012. We added $14.6 million of additional assets through our capital lease program during the first three months of 2013 compared to $8.3 million of additional assets in the same period in 2012.

In 2013, we currently have planned capital expenditures of approximately $145.0 million and capital leases of $40.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

The purchase price for the $275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February 2011 offering to fund our tender offer and consent solicitation for our 11.625% Senior Secured Notes due 2014 and to redeem any of the Senior Secured Notes not purchased in the tender offer. We used a portion of the net proceeds from the June 2011 offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At March 31, 2013 and December 31, 2012, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

7.75% Senior Notes due 2022

On October 16, 2012, we completed the issuance and sale of $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 2019 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2022 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At March 31, 2013 and December 31, 2012, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2013 and December 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes.

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

We had no borrowings and $22.5 million of letters of credit outstanding under the Credit Agreement as of March 31, 2013, giving us $227.5 million of available borrowing capacity. At March 31, 2013, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our capital leases with Banc of America Leasing & Capital, LLC requires us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At March 31, 2013, we were in compliance with our covenants under the agreement with Banc of America Leasing & Capital, LLC. As of March 31, 2013, we had total capital leases of approximately $14.6 million.

Preferred Stock

At March 31, 2013 and December 31, 2012, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of March 31, 2013, we had approximately $49.1 million of net operating loss carryforwards.

Recent Accounting Pronouncements

In December 2011, the FASB issued ASU No. 2011-11, “Balance Sheet” (“ASU 2011-11”). The standard amends and expands disclosure requirements about balance sheet offsetting and related arrangements. ASU 2011-11 became effective for Basic on January 1, 2013. The adoption of this standard did not have a material impact to its results of operations, financial position or liquidity as a result of this guidance.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2013, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase activity for the three months ended March 31, 2013:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program(2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program
January 1 — January 31	3,302	$12.05	—	$—
February 1 — February 28	—	$—	—	$—
March 1 — March 31	248,217	$13.94	—	$—
Total	251,519	$13.92	—	$—

(1)	On May 24, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to approximately $35.2 million of shares of our common stock from time to time in open market or private transactions, at our discretion, as a continuation of our prior $50.0 million stock repurchase program announced in 2008 (of which $14.8 million was purchased prior to such reauthorization). The stock repurchase program may be suspended or discontinued at any time.
(2)	These shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

ITEM 6. EXHIBITS

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.3*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.4*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.5*	Indenture dated as of October 16, 2012, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

4.6*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

10.1*	Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2013). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.2*	Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*	Incorporated by reference
#	Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Kenneth V. Huseman

	Name:	Kenneth V. Huseman
	Title:	President, Chief Executive Officer and Director (Principal Executive Officer)

By:	/s/ Alan Krenek

	Name:	Alan Krenek
	Title:	Senior Vice President, Chief Financial Officer, Treasurer and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett

	Name:	John Cody Bissett
	Title:	Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)

Date: April 26, 2013

Exhibit Index

Exhibit No.	Description

3.1*	Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

3.2*	Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*	Specimen Stock Certificate representing common stock of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on November 4, 2005)

4.2*	Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.3*	Form of 7.75% Senior Note due 2019. (Included as Exhibit A to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

4.4*	First Supplemental Indenture dated as of August 5, 2011 to Indenture dated as of February 15, 2011 among Basic Energy Services, Inc. as Issuer, the Subsidiary Guarantors named therein and Wells Fargo Bank, N.A., as trustee. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

4.5*	Indenture dated as of October 16, 2012, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, National Association, as trustee. (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

4.6*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)

10.1*	Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2013). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.2*	Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL# XBRL Calculation Linkbase Document

101.DEF# XBRL Definition Linkbase Document

101.INS# XBRL Instance Document

101.LAB# XBRL Labels Linkbase Document

101.PRE# XBRL Presentation Linkbase Document

101.SCH# XBRL Schema Document

*	Incorporated by reference
#	Filed with this report