Form 10-Q
period 2013-06-30
BASIC ENERGY SERVICES INC
filed 2013-07-29
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

42,219,561 shares of the registrant’s Common Stock were outstanding as of July 29, 2013.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2013	2012
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash and cash equivalents	$95,619	$134,565
Trade accounts receivable, net of allowance of $ 3,004 and $ 2,780, respectively	227,222	209,100
Accounts receivable - related parties	52	52
Income tax receivable	3,344	2,553
Inventories	40,072	40,230
Prepaid expenses	11,495	8,796
Other current assets	8,223	13,891
Deferred tax assets	32,321	29,113
Total current assets	418,348	438,300
Property and equipment, net	952,219	943,766
Deferred debt costs, net of amortization	17,340	18,733
Goodwill	110,556	105,836
Other intangible assets, net of amortization	84,240	82,762
Other assets	6,292	6,521
Total assets	$1,588,995	$1,595,918
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,866	$61,740
Accrued expenses	91,420	77,716
Current portion of long-term debt	39,772	38,235
Other current liabilities	427	306
Total current liabilities	188,485	177,997

Long-term debt, net of unamortized premium on notes of $ 1,574 and $ 1,683, respectively	847,644	844,906
Deferred tax liabilities	177,554	185,101
Other long-term liabilities	19,737	13,667
Commitments and contingencies
Stockholders' equity:
Preferred stock; $ 0.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2013 and December 31, 2012	—	—
Common stock; $ 0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,224,927 shares outstanding at June 30, 2013; 43,500,032 shares issued and 41,721,299 shares outstanding at December 31, 2012	435	435
Additional paid-in capital	354,741	355,687
Retained earnings	12,939	34,513
Treasury stock, at cost, 1,275,105 and 1,778,803 shares at June 30, 2013 and December 31, 2012, respectively	(12,540)	(16,388)
Total stockholders' equity	355,575	374,247
Total liabilities and stockholders' equity	$1,588,995	$1,595,918

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$132,216	$156,560	$250,577	$320,980
Fluid services	85,601	90,592	169,931	185,917
Well servicing	93,921	98,723	181,596	194,625
Contract drilling	13,985	15,643	27,970	30,893
Total revenues	325,723	361,518	630,074	732,415
Expenses:
Completion and remedial services	85,847	93,098	164,854	190,123
Fluid services	59,296	58,221	117,171	121,068
Well servicing	67,600	71,864	132,603	139,114
Contract drilling	9,769	9,831	18,932	20,037
General and administrative, including stock-based compensation of $ 3,312 and $ 3,200 in three months and $ 6,129 and $ 5,372 in the six months ended June 30, 2013 and 2012, respectively	49,321	45,540	91,278	86,898
Depreciation and amortization	52,067	45,536	101,848	89,520
Loss on disposal of assets	790	980	1,879	2,699
Total expenses	324,690	325,070	628,565	649,459
Operating income	1,033	36,448	1,509	82,956
Other income (expense):
Interest expense	(16,806)	(14,832)	(33,614)	(30,055)
Interest income	13	11	30	23
Other income	173	215	335	364
Income (loss) from continuing operations before income taxes	(15,587)	21,842	(31,740)	53,288
Income tax benefit (expense)	2,790	(7,105)	10,166	(18,920)
Net income (loss)	$(12,797)	$14,737	$(21,574)	$34,368
Earnings per share of common stock:
Basic	$(0.32)	$0.36	$(0.53)	$0.84
Diluted	$(0.32)	$0.36	$(0.53)	$0.82

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Additional				Total
	Common Stock			Paid-In	Treasury		Retained	Stockholders'
	Shares	Amount		Capital	Stock		Earnings	Equity
Balance - December 31, 2012	43,500,032	$435		$355,687	$(16,388)		$34,513	$374,247
Issuances of restricted stock	—	—		(6,711)	6,711		—	—
Amortization of share-based compensation	—	—		6,129	—		—	6,129
Purchase of treasury stock	—	—		—	(3,528)		—	(3,528)
Exercise of stock options	—	—		(364)	665		—	301
Net loss	—	—		—	—		(21,574)	(21,574)
Balance - June 30, 2013 (unaudited)	43,500,032	$435	-	$354,741	$(12,540)	-	$12,939	$355,575

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Six Months Ended June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$(21,574)	$34,368
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	101,848	89,520
Accretion on asset retirement obligation	55	56
Change in allowance for doubtful accounts	224	447
Amortization of deferred financing costs	1,512	1,392
Amortization and retirement of discount or premium on notes	(108)	(102)
Non-cash compensation	6,129	5,821
Loss on disposal of assets	1,879	2,699
Deferred income taxes	(10,755)	19,949
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(18,346)	16,180
Inventories	158	(4,831)
Prepaid expenses and other current assets	(2,730)	(1,048)
Other assets	229	1,237
Accounts payable	(4,874)	(2,049)
Income tax receivable	(791)	(1,306)
Other liabilities	2,395	3,297
Accrued expenses	13,118	11,909
Net cash provided by operating activities	68,369	177,539
Cash flows from investing activities:
Purchase of property and equipment	(77,599)	(86,733)
Proceeds from sale of mutual fund	5,635	—
Proceeds from sale of assets	7,658	4,219
Payments for other long-term assets	(569)	(351)
Payments for businesses, net of cash acquired	(16,463)	(41,769)
Net cash used in investing activities	(81,338)	(124,634)
Cash flows from financing activities:
Payments of debt	(22,632)	(19,866)
Purchase of treasury stock	(3,528)	(8,472)
Tax withholding from exercise of stock options	(154)	(128)
Exercise of employee stock options	456	794
Deferred loan costs and other financing activities	(119)	(142)
Net cash used in financing activities	(25,977)	(27,814)
Net (decrease) increase in cash and equivalents	(38,946)	25,091
Cash and cash equivalents - beginning of period	134,565	78,458
Cash and cash equivalents - end of period	$95,619	$103,549

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2013 (unaudited)

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

Nature of Operations

Basic provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, Ohio and Pennsylvania.

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

Revenue Recognition

Completion and Remedial Services — Completion and remedial services consists primarily of pumping services focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, snubbing units, thru-tubing and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day, or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair value of the services.

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

Deferred debt costs were approximately $ 22.9 million net of accumulated amortization of $ 5.6 million, and       $ 22.6 million net of accumulated amortization of $ 4.1 million at June 30, 2013 and December 31, 2012, respectively. Amortization of deferred debt costs totaled approximately $ 759,000 and $ 699,000 for the three months ended June 30, 2013 and 2012, respectively. Amortization of deferred debt cost totaled approximately $ 1.5 million and $ 1.4 million for the six months ended June 30, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment as of December 31 of each year.

Basic had trade names of $ 1.9 million as of June 30, 2013 and December 31, 2012. Trade names have an indefinite life and are tested for impairment annually.

Additions to goodwill during the six months ended June 30, 2013 were primarily due to the purchase price allocations for acquisitions completed during 2013. These purchase price allocations were preliminary and subject to change. The changes in the carrying amount of goodwill for the six months ended June 30, 2013 were as follows (in thousands):

	Completion
	And Remedial
	Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2012	$79,047	$20,467	$6,322	$—	$105,836
Goodwill adjustments	(1,350)	5,770	300	—	4,720
Balance as of June 30, 2013	$77,697	$26,237	$6,622	$—	$110,556

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $ 92.9 million at June 30, 2013 and $ 90.1 million at December 31, 2012. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $ 10.8 million and $ 8.0 million at June 30, 2013 and December 31, 2012, respectively. The gross carrying amount of other intangible assets subject to amortization was $ 1.1 million at June 30, 2013 and December 31, 2012. Accumulated amortization related to these intangible assets totaled approximately $ 22.5 million and     $ 18.4 million at June 30, 2013 and December 31, 2012, respectively. Amortization expense for the three months ended June 30, 2013 and 2012 was approximately $ 2.2 million and $1.7 million, respectively. Amortization expense for the six months ended June 30, 2013 and 2012 was approximately $ 4.2 million and $ 3.4 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of June 30, 2013 were $ 59.1 million, $ 15.2 million, $ 6.0 million and $ 4.0 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and rig engineering plans are amortized over a 15-year life.

Stock-Based Compensation

Basic’s outstanding stock-based awards consist of stock options and restricted stock. Stock options issued are valued on the grant date using the Black-Scholes-Merton option-pricing model, and restricted stock issued is valued based on the fair value at the grant date. All stock-based awards are adjusted for an expected forfeiture rate and amortized over the vesting period. For performance-based restricted stock awards, compensation expense is recognized in the Company's financial statements based on their grant date fair value. Basic utilizes (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the six months ended June 30, 2013 or 2012.

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

3. Acquisitions

In 2012 and during the first six months of 2013, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the provisional values for Salt Water Disposal of North Dakota LLC, Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC and Petroleum Water Solutions, LLC acquisitions and the final values for the remaining acquisitions at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)
Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	11,948
Surface Stac, Inc.	May 15, 2012	23,184
Salt Water Disposal of North Dakota LLC	December 19, 2012	43,190
Total 2012		$84,966

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC	February 19, 2013	$13,175
Petroleum Water Solutions, LLC	February 22, 2013	3,288
Total 2013		$16,463

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The pro forma effect of the remainder of the acquisitions in the first six months of 2013 is not material, either individually or when aggregated, to the reported results of operations. The provisional values used on Salt Water Disposal of North Dakota LLC, Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC and Petroleum Water Solutions, LLC will be finalized once the valuation of the tangible and intangible assets is completed.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Land	$20,764	$16,338
Buildings and improvements	58,808	53,831
Well service units and equipment	496,712	487,785
Fluid services equipment	235,408	218,933
Brine and fresh water stations	13,877	14,101
Frac/test tanks	275,474	274,311
Pressure pumping equipment	289,636	277,529
Construction equipment	15,362	15,657
Contract drilling equipment	104,542	105,992
Disposal facilities	141,124	119,903
Vehicles	63,518	61,802
Rental equipment	68,623	65,047
Aircraft	—	4,151
Software	23,313	23,921
Other	16,417	19,054
	1,823,578	1,758,357
Less accumulated depreciation and amortization	871,359	814,591
Property and equipment, net	$952,219	$943,766

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Light vehicles	$35,365	$31,180
Contract Drilling	4,223	4,223
Well service units and equipment	1,408	1,748
Fluid services equipment	114,838	105,932
Pressure pumping equipment	28,499	29,253
Construction equipment	942	974
Software	17,120	17,120
Other	99	344
	202,494	190,774
Less accumulated amortization	67,711	63,194
	$134,783	$127,580

Amortization of assets held under capital leases of approximately $ 7.6 million and $ 7.1 million for the three months ended June 30, 2013 and 2012, respectively, and $ 14.9 million and $ 13.4 million for the six months ended June 30, 2013 and 2012, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2013	December 31, 2012
Credit Facilities:
Revolver	$—	$—
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized (discount) premium	1,574	1,683
Capital leases and other notes	110,842	106,458
	887,416	883,141
Less current portion	39,772	38,235
	$847,644	$844,906

7.75% Senior Notes due 2019

On February 15, 2011, Basic issued $ 275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, Basic issued an additional $ 200.0 million, for an aggregate principal amount of $ 475.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2019 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

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

The purchase price for the $ 275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $ 200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. Basic received net proceeds from the issuance of the 2019 Notes of approximately     $ 464.6 million after premiums and offering expenses. Basic used a portion of the net proceeds from the February 2011 offering to fund its tender offer and consent solicitation for its 11.625% Senior Secured Notes due 2014 and to redeem any of the Senior Secured Notes not purchased in the tender offer. Basic used a portion of the net proceeds from the June 2011 offering to fund the $ 186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and the remainder for general corporate purposes.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At June 30, 2013, Basic was in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

7.75% Senior Notes due 2022

On October 16, 2012, Basic completed the issuance and sale of $ 300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of Basic’s current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 2019 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2022 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Basic received net proceeds from the issuance of the 2022 Notes of approximately $ 293.3 million after discounts and offering expenses. Basic used a portion of the net proceeds from the offering to fund its pending tender offer and consent solicitation for its 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

The 2022 Notes and the guarantees were issued pursuant to an indenture dated as of October 16, 2012 (the “2022 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes accrues from and including October 16, 2012 at a rate of 7.75% per year. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2022 Notes mature on October 15, 2022.

The 2022 Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of its subsidiaries to:

•	incur additional indebtedness;
•	pay dividends or repurchase or redeem capital stock;
•	make certain investments;
•	incur liens;
•	enter into certain types of transactions with affiliates;
•	limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and
•	sell assets or consolidate or merge with or into other companies.

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At June 30, 2013, Basic was in compliance with the restrictive covenants under the 2022 Notes Indenture.

Basic may, at its option, redeem all or part of the 2022 Notes, at any time on or after October 15, 2017, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before October 15, 2015, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the 2022 Notes issued under the 2022 Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2022 Notes issued under the 2022 Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

In addition, at any time before October 15, 2017, Basic may redeem some or all of the 2022 Notes at a redemption price equal to 100% of the principal amount of the 2022 Notes, plus an applicable premium and accrued and unpaid interest to the date of redemption.

Following a change of control, as defined in the 2022 Notes Indenture, Basic will be required to make an offer to repurchase all or a portion of the 2022 Notes at 101% of their principal amount, plus accrued and unpaid interest to the date of repurchase.

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, Basic terminated the previous $ 30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $ 165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $ 100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of Basic’s and its subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2013 and December 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase Basic’s total credit available from         $ 165.0 million to $ 225.0 million. On April 5, 2012, Basic amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $ 250.0 million. On October 1, 2012, Basic further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes.

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

The Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit Basic’s ability and the ability of certain of its subsidiaries to:

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

Basic had no borrowings and $ 22.5 million of letters of credit outstanding under the Credit Agreement as of June 30, 2013, giving Basic $ 227.5 million of available borrowing capacity. At June 30, 2013, Basic was in compliance with the covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At June 30, 2013, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2013	2012
Cash payments for interest	$31,612	$28,236
Commitment and other fees paid	893	807
Amortization of debt issuance costs and discount or premium on notes	1,404	1,290
Change in accrued interest	9	4
Capitalized interest	(314)	(293)
Other	10	11
	$33,614	$30,055

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

In July 2013,  Basic reserved $ 8 million related to an expected settlement of a case stemming from an accident that occurred in 2008. The liability was fully accrued as of June 30, 2013, and is expected to be paid in the third quarter of 2013.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $ 1.0 million, $ 1.0 million, and $ 350,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At June 30, 2013 and December 31, 2012, self-insured risk accruals totaled approximately $ 26.3 million net of a $ 122,000 receivable for medical and dental coverage and $ 22.9 million net of a $ 205,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At June 30, 2013 and December 31, 2012, Basic had 80,000,000 shares of common stock, par value $ 0.01 per share, authorized.

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

During the six months ended June 30, 2013, Basic issued 57,175 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 357,714 shares through net share settlements during 2012 and 254,326 shares through net share settlements during the first six months of 2013.

Preferred Stock

At June 30, 2013 and December 31, 2012, Basic had 5,000,000 shares of preferred stock, par value $ 0.01 per share, authorized, of which none was designated, issued or outstanding.

8. Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic Energy Services, Inc. 2003 Incentive Plan (as amended, the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 10,350,000 shares. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

During the three months ended June 30, 2013 and 2012, compensation expense related to share-based arrangements was approximately $ 3.3 million and $ 3.2 million, respectively. For compensation expense recognized during the three months ended June 30, 2013 and 2012, Basic recognized a tax benefit of approximately $  593,000 and  $ 1.0 million, respectively. During the six months ended June 30, 2013 and 2012, compensation expense related to share-based arrangements was approximately $ 6.1 million and $ 5.4 million, respectively. For compensation expense recognized during the six months ended June 30, 2013 and 2012, Basic recognized a tax benefit of approximately $ 2.0 million and $ 1.9 million, respectively.

                                             As of June 30, 2013, there was approximately $ 25.4 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.38 years. The total fair value of share-based awards vested during the six months ended June 30, 2013 and 2012 was approximately $ 11.6 million and $ 12.4 million, respectively. There was no actual tax benefit realized for the tax deduction from vested share-based awards for the six months ended June 30, 2013. During the six months ended June 30, 2013, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been $ 810,000.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at June 30, 2013 and the changes during the six months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	642,250	$16.09
Options granted	—	—
Options forfeited	—	—
Options exercised	(57,175)	5.28
Options expired	—	—
Outstanding, end of period	585,075	$17.15	2.23	$1,453
Exercisable, end of period	585,075	$17.15	2.23	$1,453
Vested or expected to vest, end of period	585,075	$17.15	2.23	$1,453

The total intrinsic value of share options exercised during the six months ended June 30, 2013 and 2012 was approximately $ 501,000 and $ 874,000, respectively.

Cash received from share option exercises under the Plan was approximately $ 302,000 and $ 666,000 for the six months ended June 30, 2013 and 2012, respectively. There was no actual tax benefit realized for the tax deductions from options exercised for the six months ended June 30, 2013. During the six months ended June 30, 2013, there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax benefit would have been $ 53,000.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2013, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2013 through December 31, 2013, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 347,084 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2015. As of June 30, 2013, Basic estimated that 100% of the target number of performance-based awards will be earned.

 A summary of the status of Basic’s non-vested share grants at June 30, 2013 and changes during the six months ended June 30, 2013 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,986,059	$15.10
Granted during period	1,042,281	14.35
Vested during period	(761,244)	14.69
Forfeited during period	(36,064)	14.64
Nonvested at end of period	2,231,032	$14.91

9. Related Party Transactions

Basic had receivables from employees of approximately $ 52,000 as of June 30, 2013 and December 31, 2012. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of the Chief Executive Officer, for approximately $ 69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $ 0.10 per barrel of disposed oil and gas waste and $ 0.05 per barrel of brine or fresh water sold or (ii) $ 5,000 per month. In April 2012, Basic purchased approximately 22 acres of land for approximately $ 215,000 from Darle Vuelta Cattle Co., LLC.

Basic entered into a joint venture agreement with a family member of an executive officer to form an entity in 2010. Basic holds 80% of the equity in the joint venture, and fully consolidates the financial results. For the six months ended June 30, 2013 and 2012, Basic invested approximately $ 1.6 million and $ 1.3 million, respectively, for this joint venture. The entity had only research and development activities for the six months ended June 30, 2013 and 2012.

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

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012

	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$(12,797)	$14,737	$(21,574)	$34,368
Denominator:
Denominator for basic earnings per share	40,336,229	41,153,722	40,411,887	40,958,196
Stock options	—	167,272	—	195,703
Unvested restricted stock	—	105,092	—	565,695
Denominator for diluted earnings per share	40,336,229	41,426,086	40,411,887	41,719,594
Basic earnings per common share:	$(0.32)	$0.36	$(0.53)	$0.84
Diluted earnings per common share:	$(0.32)	$0.36	$(0.53)	$0.82

Stock options and unvested restricted stock shares of approximately 979,936 and  174,030 were excluded in the computation of diluted earnings per share for the three months ended June 30, 2013 and 2012, respectively, as the effect would have been anti-dilutive.  Stock options and unvested restricted stock shares of approximately 911,162 and  92,092 were excluded in the computation of diluted earnings per share for the six months ended June 30, 2013 and 2012, respectively, as the effect would have been anti-dilutive.

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

Fluid Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks,  water wells, disposal facilities, construction and other related equipment. Basic employs these assets to transport, treat, recycle, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial			Contract	Corporate and
	Services	Fluid Services	Well Servicing	Drilling	Other	Total
Three Months Ended June 30, 2013 (Unaudited)
Operating revenues	$132,216	$85,601	$93,921	$13,985	$—	$325,723
Direct operating costs	(85,847)	(59,296)	(67,600)	(9,769)	—	(222,512)
Segment profits	$46,369	$26,305	$26,321	$4,216	$—	$103,211
Depreciation and amortization	$15,753	$14,818	$15,568	$3,318	$2,610	$52,067
Capital expenditures (excluding acquisitions)	$10,596	$11,238	$9,675	$(42)	$6,259	$37,726
Three Months Ended June 30, 2012 (Unaudited)
Operating revenues	$156,560	$90,592	$98,723	$15,643	$—	$361,518
Direct operating costs	(93,098)	(58,221)	(71,864)	(9,831)	—	(233,014)
Segment profits	$63,462	$32,371	$26,859	$5,812	$—	$128,504
Depreciation and amortization	$13,644	$12,530	$14,574	$2,642	$2,146	$45,536
Capital expenditures (excluding acquisitions)	$12,689	$10,377	$8,885	$2,890	$5,069	$39,910
Six Months Ended June 30, 2013 (Unaudited)
Operating revenues	$250,577	$169,931	$181,596	$27,970	$—	$630,074
Direct operating costs	(164,854)	(117,171)	(132,603)	(18,932)	—	(433,560)
Segment profits	$85,723	$52,760	$48,993	$9,038	$—	$196,514
Depreciation and amortization	$30,815	$28,985	$30,452	$6,490	$5,106	$101,848
Capital expenditures (excluding acquisitions)	$23,583	$20,356	$21,700	$3,051	$8,909	$77,599
Identifiable assets	$440,904	$323,709	$290,653	$61,936	$471,793	$1,588,995
Six Months Ended June 30, 2012 (Unaudited)
Operating revenues	$320,980	$185,917	$194,625	$30,893	$—	$732,415
Direct operating costs	(190,123)	(121,068)	(139,114)	(20,037)	—	(470,342)
Segment profits	$130,857	$64,849	$55,511	$10,856	$—	$262,073
Depreciation and amortization	$26,495	$24,326	$28,915	$5,390	$4,394	$89,520
Capital expenditures (excluding acquisitions)	$29,702	$19,429	$22,406	$7,497	$7,699	$86,733
Identifiable assets	$436,434	$253,582	$306,255	$56,712	$457,399	$1,510,382

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Segment profits	$103,211	$128,504	$196,514	$262,073
General and administrative expenses	(49,321)	(45,540)	(91,278)	(86,898)
Depreciation and amortization	(52,067)	(45,536)	(101,848)	(89,520)
Loss on disposal of assets	(790)	(980)	(1,879)	(2,699)
Operating income	$1,033	$36,448	$1,509	$82,956

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Six months ended June 30,
	2013	2012

	(In thousands)
Capital leases issued for equipment	$27,014	$26,667
Asset retirement obligation additions	$78	$13

Basic paid no income taxes during the six months ended June 30, 2013 or for the same period in 2012. Basic paid interest of approximately $ 31.6 million and $ 28.2 million during the six months ended June 30, 2013 and 2012, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in six separate acquisitions from January 1, 2012 to June 30, 2013. These acquisitions, as well as market fluctuations, make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower increased from 271,000 at December 31, 2011 to 292,000 at June 30, 2013. Our weighted average number of fluid service trucks increased from 918 in the second quarter of 2012 to 972 in the second quarter of 2013. Our weighted average number of well servicing rigs decreased from 431 in the second quarter of 2012 to 425 in the second quarter of 2013.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six months ended June 30,
	2013		2012
Revenues:
Completion and remedial services	$250.6	40%	$321.0	44%
Fluid services	$169.9	27%	$185.9	25%
Well servicing	$181.6	29%	$194.6	27%
Contract drilling	$28.0	4%	$30.9	4%
Total revenues	$630.1	100%	$732.4	100%

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

Oil prices remained relatively stable throughout 2012 and the first half of 2013. This trend in oil prices has caused utilization and pricing for our services to remain competitive in our oil-based operating areas, while utilization and pricing for our services in our natural gas-based operating areas remained depressed throughout the second quarter of 2013 due to low natural gas prices. Our outlook for the remainder of 2013 is more subdued than our prior projections for the balance of 2013.  With the current rig count at the same level as we began the year and no expectation for significant change in activity beyond what we are currently seeing, we anticipate third quarter revenue to be flat with the second quarter.  Activity may tick up but competition is expected to cause some pricing deterioration.

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

Selected Acquisitions

During 2012, we made four acquisitions that complemented our existing business segments. These included, among others:

Surface Stac, Inc.

On May 15, 2012, we acquired substantially all of the assets of Surface Stac, Inc for total consideration of          $ 23.2 million in cash. This acquisition has been included in our completion and remedial servicing segment.

Salt Water Disposal of North Dakota LLC

On December 19, 2012, we acquired substantially all of the assets of Salt Water Disposal of North Dakota LLC for total consideration of $ 43.2 million in cash. This acquisition has been included in our fluid services segment.

During the first six months of 2013, we made two acquisitions that complemented our existing business segments, including, among others:

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC

On February 16, 2013, we acquired all of the assets of Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC for total cash consideration of $ 13.2 million. This acquisition has been included in our fluid services segment.

Segment Overview

Completion and Remedial Services

During the first six months of 2013, our completion and remedial services segment represented approximately 40% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.

                                                   Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 292,000 and 277,000 at June 30, 2013 and 2012, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013 and June 30, 2013 (dollars in thousands):

		Segment
	Revenues	Profits %
2012:
First Quarter	$164,420	41%
Second Quarter	$156,560	41%
Third Quarter	$143,348	39%
Fourth Quarter	$121,742	34%
Full Year	$586,070	39%
2013:
First Quarter	$118,361	33%
Second Quarter	$132,216	35%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The increase in completion and remedial services revenue to $ 132.2 million in the second quarter of 2013 from  $ 118.4 million in the first quarter of 2013 resulted primarily from increased revenue due to increased daylight hours and other seasonal conditions during the second quarter. The increase in segment profits as a percentage of revenue from 33% in the first quarter of 2013 to 35% in the second quarter of 2013 was primarily due to higher utilization of higher margin snubbing services and the implementation of cost reduction strategies.

Fluid Services

During the first six months of 2013, our fluid services segment represented approximately 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

         The following is an analysis of our fluid services operations for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013 and June 30, 2013 (dollars in thousands):

	Weighted			Segement
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2012:
First Quarter	900	580,700	$106	$36	34%
Second Quarter	918	552,400	$99	$35	36%
Third Quarter	931	551,600	$91	$29	32%
Fourth Quarter	954	555,200	$86	$25	29%
Full Year	926	2,239,900	$380	$125	33%
2013:
First Quarter	963	555,600	$88	$27	31%
Second Quarter	972	568,500	$88	$27	31%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck remained consistent at $ 88,000 in the second quarter of 2013 and the first quarter of 2013. Segment profit percentage also remained consistent at 31% for the second quarter of 2013 from the first quarter of 2013.

Well Servicing

During the first six months of 2013, our well servicing segment represented approximately 29% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet decreased from a weighted average number of 427 rigs in the second quarter of 2012 to 425 in the second quarter of 2013.

The following is an analysis of our well servicing operations for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013 and June 30, 2013:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2012:
First Quarter	423	231,300	77%	$393	$117	30%
Second Quarter	431	232,500	75%	$399	$111	27%
Third Quarter	431	226,400	74%	$402	$124	30%
Fourth Quarter	429	203,000	66%	$393	$108	28%
Full Year	429	893,200	73%	$397	$115	29%
2013:
First Quarter	425	210,800	69%	$399	$99	26%
Second Quarter	425	223,900	74%	$408	$111	28%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization increased to 74% in the second quarter of 2013 compared to 69% in the first quarter of 2013. Higher utilization resulted from increased rig hours in the second quarter of 2013. Our segment profit percentage increased to 28% during the second quarter of 2013 from 26% during the first quarter of 2013 primarily due to higher activity levels and increased revenues from higher margin plugging and barge rig services.

Contract Drilling

During the first six months of 2013, our contract drilling segment represented approximately 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of twelve rigs during the second quarter of 2012 and 2013.  Additionally, we operate several rig-moving trucks which generated $2.4 million in revenues during the first six months of 2013.

The following is an analysis of our contract drilling segment for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013 and June 30, 2013:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2012:
First Quarter	12	967	$15,800	$5,200	33%
Second Quarter	12	1,007	$15,500	$5,800	37%
Third Quarter	12	957	$15,800	$5,300	34%
Fourth Quarter	12	892	$16,000	$5,100	32%
Full Year	12	3,823	$15,800	$5,300	34%
2013:
First Quarter	12	850	$16,500	$5,700	35%
Second Quarter	12	846	$16,500	$5,000	30%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Revenue per day remained consistent at $ 16,500 in the second quarter of 2013 and the first quarter of 2013. Segment profit percentage decreased to 30% in the second quarter of 2013 from 35% in the first quarter of 2013 due to increased personnel cost and increased repair and maintenance expenses.

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

Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $ 1.0 million, $ 1.0 million and $ 350,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions based upon third-party actuarial data and claims history.

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

Results of Operations

The following is a comparison of our results of operations for the six months ended June 30, 2013 compared to the three and six months ended June 30, 2013. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended June 30, 2013 Compared to Three Months Ended June 30, 2012

Revenues. Revenues decreased by 10% to $ 325.7 million during the second quarter of 2013 from  $ 361.5 million during the same period in 2012. This decrease was primarily due to decreased demand by our customers for our services and increased competition, which affected the rates we can charge for our services.

Completion and remedial services revenues decreased by 16% to $ 132.2 million during the second quarter of 2013 compared to  $ 156.6 million in the same period in 2012. The decrease in revenue between these periods was primarily due to lower stimulation services revenue driven by a general decline in new well completions and lower pricing for our services. Total hydraulic horsepower increased to 292,000 at June 30, 2013 from 277,000 at June 30, 2012.

Fluid services revenues decreased by 6% to  $ 85.6 million during the second quarter of 2013 compared to  $ 90.6 million in the same period in 2012. Our revenue per fluid service truck decreased 11% to $ 88,000 in the second quarter of 2013 compared to $ 99,000 in the same period in 2012 due to increased competition in our geographic footprint, which caused pressure on the rates charged for our services. Our weighted average number of fluid service trucks increased 6% to 972 during the second quarter of 2013 from 918 in the same period in 2012.

Well servicing revenues decreased by 5% to $ 93.9 million during the second quarter of 2013 compared to $ 98.7 million during the same period in 2012. The lower revenues were due to the 4% decrease in rig hours to 223,900 during the second quarter of 2013 from 232,500 during the second quarter of 2012, which was driven by a general decline in production spending through the second quarter of 2013. This segment experienced an increase in revenue per rig hour to  $ 408 per hour during the second quarter of 2013 from  $ 399 per hour during the second quarter of 2012 due to a higher ratio of barge and plugging revenues, which are performed at a higher rate. Our average number of well servicing rigs decreased to 425 during the second quarter of 2013 compared to 431 in the same period in 2012.

Contract drilling revenues decreased by 10%  to  $ 14.0 million during  the second  quarter of  2013 compared to $ 15.6 million in the same period in 2012. The number of rig operating days decreased 16% to 846 in the second quarter of 2013 compared to 1,007 in the second quarter of 2012. The decrease in revenue and rig operating days was due to a decrease in new well starts in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased by 5% to $ 222.5 million during the second quarter of 2013 from $ 233.0 million in the same period in 2012. This decrease was primarily due to decreased activity and revenues in each of our four business segments.

Direct operating expenses for the completion and remedial services segment decreased by 8% to $ 85.8 million during the second quarter of 2013 compared to $ 93.1 million for the same period in 2012 due primarily to decreased activity levels overall, especially in our pumping services line. Segment profits decreased to 35% of revenues during the second quarter of 2013 compared to 41% for the same period in 2012, due to reduced activity and increased price competition.

Direct operating expenses for the fluid services segment increased by 2% to $ 59.3 million during the second quarter of 2013 compared to  $ 58.2 million for the same period in 2012, mainly due to increased activity levels. Segment profits were 31% of revenues during the second quarter of 2013 compared to 36% for the same period in 2012 primarily due to price competition and lower skim oil revenues.

Direct operating expenses for the well servicing segment decreased by 6% to $ 67.6 million during the second quarter of 2013 compared to  $ 71.9 million for the same period in 2012. The decrease in direct operating expenses was due to decreased level of activity. Segment profits increased to 28% of revenues during the second quarter of 2013 compared to 27% for the same period in 2012 due to increased high margin plugging and barge rig activity.

Direct operating expenses for the contract drilling segment remained consistent at $ 9.8 million during the second quarter of 2013 and 2012. Segment profits for this segment decreased to 30% of revenues during the second quarter of 2013 compared to 37% for the same period in 2012, primarily due to a decrease in rig operating days and higher operating costs.

General and Administrative Expenses. General and administrative expenses increased by 8% to $ 49.3 million during the second quarter of 2013 from $ 45.5 million for the same period in 2012, due mainly to an $ 8.0 million reserve accrued for an expected legal settlement stemming from a 2008 accident. General and administrative expenses included $ 3.3 million and $ 3.2 million of stock-based compensation expense during the second quarter of 2013 and 2012, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $ 52.1 million during the second quarter of 2013 compared to $ 45.5 million for the same period in 2012. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year through internal growth and through the four acquisitions completed since June 30, 2012.

Interest Expense. Interest  expense increased  to $ 16.8  million during the second quarter of  2013 compared to    $ 14.8 million during the second quarter of 2012. The increased expense was due to the issuance of an aggregate of $ 300.0 million of 7.75% senior notes in October 2012.

Income Tax Expense. There was income tax benefit of $ 2.8 million during the second quarter of 2013 compared to an income tax expense of $ 7.1 million for the same period in 2012. Our effective tax rate during the second quarter of 2013 and 2012 was approximately 18% and 33%, respectively. The decrease in our effective tax rate was primarily due to a revision in our pre-tax earnings estimates for the full year of 2013.

 Six Months Ended June 30, 2013 Compared to Six Months Ended June 30, 2012

Revenues. Revenues decreased by 14%  to  $ 630.1  million during  the  six months  ended  June  30, 2013  from  $ 732.4 million during the same period in 2012. This decrease was primarily due to decreased demand by our customers for our services and increased competition, which affected the rates we can charge for our services.

Completion and remedial services revenues decreased by 22% to  $ 250.6 million during the six months ended June 30, 2013 compared to  $ 321.0 million in the same period in 2012. The decrease in revenue between these periods was primarily due to lower completion revenues driven by a general decline in new well completions and lower pricing for our services. Total hydraulic horsepower increased to 292,000 at June 30, 2013 from 277,000 at June 30, 2012.

Fluid services revenues decreased by 9% to  $ 169.9 million during the six months ended June 30, 2013 compared to  $ 185.9 million in the same period in 2012. Our revenue per fluid service truck decreased 14% to $ 176,000 in the six months ended June 30, 2013 compared to $ 205,000 in the same period in 2012 due to increased competition in our geographic footprint, which caused pressure on the rates charged for our services. Our weighted average number of fluid service trucks increased 6% to 968 during the six months ended June 30, 2013 from 909 in the same period in 2012.

Well servicing revenues decreased by 7% to  $ 181.6 million during the six months ended June 30, 2013 compared to  $ 194.6 million during the same period in 2012. The lower revenues were due to the 6% decrease in rig hours to 434,700 during the six months ended June 30, 2013 from 463,800 during the same period in  2012, which was driven by a general decline in production spending through the second quarter of 2013. This segment experienced an increase in revenue per rig hour to $ 403 during the six months ended June 30, 2013 from  $ 396 during the same period in 2012 due to a higher ratio of barge and plugging revenues, which are performed at a higher rate. Our average number of well servicing rigs decreased to 425 during the six months ended June 30, 2013 compared to 427 in the same period in 2012.

Contract drilling revenues decreased by 9% to  $ 28.0 million during the six months ended June 30, 2013 compared to  $ 30.9 million in the same period in 2012. The number of rig operating days decreased 14% to 1,696 in the six months ended June 30, 2013 compared to 1,974 in the same period in 2012. The decrease in revenue and rig operating days was due to a decrease in new well starts in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased by 8% to  $ 433.6 million during the six months ended June 30, 2013 from  $ 470.3 million in the same period in 2012. This decrease was primarily due to decreased activity and revenues in each of our four business segments.

Direct operating expenses for the completion and remedial services segment decreased by 13% to  $ 164.9 million during the six months ended June 30, 2013 compared to  $ 190.1 million for the same period in 2012 due primarily to decreased activity levels overall. Segment profits decreased to 34% of revenues during the six months ended June 30, 2013 compared to 41% for the same period in 2012, due to reduced activity and increased price competition.

Direct operating expenses for the fluid services segment decreased by 3% to  $ 117.2 million during the six months ended June 30, 2013 compared to  $ 121.1 million for the same period in 2012, mainly due to decreased activity levels. Segment profits were 31% of revenues during the six months ended June 30, 2013 compared to 35% for the same period in 2012 due to reduced activity, price competition and lower skim oil revenues.

Direct operating expenses for the well servicing segment decreased by 5% to  $ 132.6 million during the six months ended June 30, 2013 compared to  $ 139.1 million for the same period in 2012. The decrease in direct operating expenses was due to decreased level of activity. Segment profits decreased to 27% of revenues during the six months ended June 30, 2013 compared to 29% for the same period in 2012 due to reduced activity.

Direct operating expenses for the contract drilling segment decreased by 6% to  $ 18.9 million during the six months ended June 30, 2013 from  $ 20.0 million for the same period in 2012. Segment profits for this segment decreased to 32% of revenues during the six months ended June 30, 2013 compared to 35% for the same period in 2012, primarily due  to higher personnel and repair and maintenance costs.

General and Administrative Expenses. General and administrative expenses increased by 5% to $ 91.3 million during the six months ended June 30, 2013 from $ 86.9 million for the same period in 2012, due mainly to increased personnel costs, including incentive compensation, an $ 8.0 million reserve accrued for an expected legal settlement stemming from a 2008 accident, and increased costs from acquisitions completed during 2012. General and administrative expenses included $ 6.1 million and $ 5.4 million of stock-based compensation expense during the six months ended June 30, 2013 and 2012, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $ 101.8 million during the six months ended June 30, 2013 compared to $ 89.5 million for the same period in 2012. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year through internal growth and through the four acquisitions completed since June 30, 2012.

Interest Expense. Interest expense increased to $ 33.6 million during the six months ended June 30, 2013 compared to $ 30.1 million during the same period of 2012. The increased expense was due to the issuance of an aggregate of $300.0 million of 7.75% senior notes in October 2012.

Income Tax Expense. There was income tax benefit of $ 10.2 million during the six months ended June 30, 2013 compared to an income tax expense of $ 18.9 million for the same period in 2012. Our effective tax rate during the six months ended June 30, 2013 and 2012 was approximately 32% and 38%, respectively. The expected effective tax rate for the full year of 2013 is 32%, in line with the 2012 full year effective tax rate.

Liquidity and Capital Resources

As of June 30, 2013, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $ 225.0 million revolving credit facility. As of June 30, 2013, we had unrestricted cash and cash equivalents of $ 95.6 million compared to $ 134.6 million as of December 31, 2012. The decrease in cash balances from December 31, 2012 to June 30, 2013 is primarily due to lower net income, capital expenditures of $ 104.6 million during the six months ended June 30, 2013 and two cash acquisitions completed during the first quarter of 2013. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $ 68.4 million for the six months ended June 30, 2013 compared to cash provided by operating activities of $ 177.5 million during the same period in 2012. Operating cash flow in the first six months of 2012 was higher mainly due to the increase in profitability resulting from higher revenues offset by the increase in accounts receivable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2013 were $ 94.1 million compared to  $ 128.5 million in the same period of 2012. We added $ 27.0 million of additional assets through our capital lease program during the first six months of 2013 compared to $ 26.7 million of additional assets in the same period in 2012.

In 2013, we currently have planned capital expenditures of approximately $ 145.0 million and capital leases of    $ 40.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

7.75% Senior Notes due 2019

On February 15, 2011, we issued $ 275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $ 200.0 million, for an aggregate principal amount of $ 475.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of our current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

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

The purchase price for the $ 275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $ 200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 2019 Notes of approximately    $ 464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February 2011 offering to fund our tender offer and consent solicitation for our 11.625% Senior Secured Notes due 2014 and to redeem any of the Senior Secured Notes not purchased in the tender offer. We used a portion of the net proceeds from the June 2011 offering to fund the $ 186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and the remainder for general corporate purposes.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At June 30, 2013 and December 31, 2012, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

7.75% Senior Notes due 2022

On October 16, 2012, we completed the issuance and sale of $ 300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 2019 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2022 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the 2022 Notes of approximately $ 293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At June 30, 2013 and December 31, 2012, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $ 30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $ 165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $ 100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2013 and December 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $ 165.0 million to $ 225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder  to $ 250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes.

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

We had no borrowings and $ 22.5 million of letters of credit outstanding under the Credit Agreement as of June 30, 2013, giving us $ 227.5 million of available borrowing capacity. At June 30, 2013, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our capital leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At June 30, 2013, we were in compliance with our covenants under the agreement with Banc of America Leasing & Capital, LLC. As of June 30, 2013, we had total capital leases of approximately $ 27.0 million.

Preferred Stock

At June 30, 2013 and December 31, 2012, we had 5,000,000 shares of $ 0.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

 Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of June 30, 2013, we had approximately $ 38.5 million of net operating loss carryforwards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2013, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

PART II — OTHER INFORMATION

ITEM  1. LEGAL PROCEEDINGS

From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in any legal proceedings that we consider probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on our financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in note 6 of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.

ITEM 1A.  RISK FACTORS

For information regarding risks that may affect our business, see the risk factors included in our most recent annual report on Form 10-K under the heading “Risk Factors.”

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the six months ended June 30, 2013:

	Issuer Purchases of Equity Securities
			Total Number of	Appoximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares purchased	Per Share	Program (1)	the Program (1)
April 1 — April 30 (2)	557	$12.21	—	$—
May 1 — May 31 (2)	1,082	$13.74	—	$—
June 1 — June 30 (2)	1,168	$13.30	—	$—
Total	2,807	$13.08	—	$23,089

(1)    On May 24, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to approximately    $ 35.2 million of shares of our common stock from time to time in open market or private transactions, at our discretion, as a continuation of our prior $ 50.0 million stock repurchase program announced in 2008 (of which $ 14.8 million was purchased prior to such reauthorization). The stock repurchase program may be suspended or discontinued at any time.

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

10.1*

Amended and Restated Employment Agreement of Thomas Monroe Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.2*

First Amendment to Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 24, 2013)

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

Date: July 29, 2013

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

10.1*

Amended and Restated Employment Agreement of Thomas Monroe Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.2*

First Amendment to Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 24, 2013)

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