Form 10-Q
period 2013-09-30
BASIC ENERGY SERVICES INC
filed 2013-10-28
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

42,199,743 shares of the registrant’s Common Stock were outstanding as of October 28, 2013.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2013	2012
	(Unaudited)	(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$100,169	$134,565
Trade accounts receivable, net of allowance of $ 3,559 and $ 2,780, respectively	211,909	209,100
Accounts receivable - related parties	48	52
Income tax receivable	3,529	2,553
Inventories	38,292	40,230
Prepaid expenses	12,845	8,796
Other current assets	8,762	13,891
Deferred tax assets	41,047	32,201
Total current assets	416,601	441,388
Property and equipment, net	932,505	943,766
Deferred debt costs, net of amortization	16,928	18,733
Goodwill	110,280	105,836
Other intangible assets, net of amortization	79,328	82,762
Other assets	6,440	6,521
Total assets	$1,562,082	$1,599,006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$49,444	$61,740
Accrued expenses	78,617	81,076
Current portion of long-term debt	39,895	38,235
Other current liabilities	338	306
Total current liabilities	168,294	181,357

Long-term debt, net of unamortized premium on notes of $ 1,517 and $ 1,683, respectively	845,053	844,906
Deferred tax liabilities	178,533	185,101
Other long-term liabilities	20,616	15,232
Commitments and contingencies
Stockholders' equity:
Preferred stock; $ 0.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2013 and December 31, 2012	—	—
Common stock; $ 0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,199,743 shares outstanding at September 30, 2013; 43,500,032 shares issued and 41,721,299 shares outstanding at December 31, 2012	435	435
Additional paid-in capital	361,012	359,160
Retained earnings	673	29,203
Treasury stock, at cost, 1,300,289 and 1,778,803 shares at September 30, 2013 and December 31, 2012, respectively	(12,534)	(16,388)
Total stockholders' equity	349,586	372,410
Total liabilities and stockholders' equity	$1,562,082	$1,599,006

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

		(See Note 1)		(See Note 1)
Revenues:
Completion and remedial services	$127,119	$143,348	$377,696	$464,328
Fluid services	86,121	84,422	256,052	270,339
Well servicing	97,783	97,502	279,379	292,127
Contract drilling	13,774	15,128	41,744	46,021
Total revenues	324,797	340,400	954,871	1,072,815
Expenses:
Completion and remedial services	82,959	86,988	247,813	277,111
Fluid services	59,673	57,411	176,844	178,479
Well servicing	70,983	67,949	203,586	207,063
Contract drilling	9,128	10,043	28,060	30,080
General and administrative, including stock-based compensation of $ 2,837 and $2,587 in three months and $ 8,966 and $ 10,237 in the nine months ended September 30, 2013 and 2012, respectively	43,179	43,742	134,457	133,213
Depreciation and amortization	53,623	48,272	155,471	137,792
Loss on disposal of assets	411	424	2,290	3,123
Total expenses	319,956	314,829	948,521	966,861
Operating income	4,841	25,571	6,350	105,954
Other income (expense):
Interest expense	(16,927)	(15,078)	(50,541)	(45,133)
Interest income	10	8	40	31
Other income	232	260	567	624
Income (loss) from continuing operations before income taxes	(11,844)	10,761	(43,584)	61,476
Income tax benefit (expense)	4,888	(4,098)	15,054	(22,087)
Net income (loss)	$(6,956)	$6,663	$(28,530)	$39,389
Earnings per share of common stock:
Basic	$(0.17)	$0.17	$(0.70)	$0.97
Diluted	$(0.17)	$0.16	$(0.70)	$0.95

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Additional				Total
	Common Stock			Paid-In	Treasury		Retained	Stockholders'
	Shares	Amount		Capital	Stock		Earnings	Equity
Balance - December 31, 2012 (See Note 1)	43,500,032	$435		$359,160	$(16,388)		$29,203	$372,410
Issuances of restricted stock	—	—		(6,751)	6,751		—	—
Amortization of share-based compensation	—	—		8,966	—		—	8,966
Purchase of treasury stock	—	—		—	(3,562)		—	(3,562)
Exercise of stock options	—	—		(363)	665		—	302
Net loss	—	—		—	—		(28,530)	(28,530)
Balance - September 30, 2013 (unaudited)	43,500,032	$435	-	$361,012	$(12,534)	-	$673	$349,586

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2013	2012
		(See Note 1)
Cash flows from operating activities:
Net income (loss)	$(28,530)	$39,389
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	155,471	137,792
Accretion on asset retirement obligation	83	82
Change in allowance for doubtful accounts	779	740
Amortization of deferred financing costs	2,300	2,094
Amortization and retirement of discount or premium on notes	(166)	(155)
Non-cash compensation	8,966	10,237
Loss on disposal of assets	2,290	3,123
Deferred income taxes	(15,414)	23,451
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(3,584)	18,859
Inventories	1,938	(6,112)
Prepaid expenses and other current assets	(4,106)	(1,993)
Other assets	81	1,370
Accounts payable	(12,296)	361
Income tax receivable	(976)	(1,864)
Other liabilities	2,763	1,970
Accrued expenses	(2,445)	4,227
Net cash provided by operating activities	107,154	233,571
Cash flows from investing activities:
Purchase of property and equipment	(104,029)	(126,694)
Proceeds from sale of mutual fund	5,635	—
Proceeds from sale of assets	11,542	5,590
Payments for other long-term assets	(808)	(551)
Payments for businesses, net of cash acquired	(16,267)	(43,117)
Net cash used in investing activities	(103,927)	(164,772)
Cash flows from financing activities:
Payments of debt	(33,868)	(30,598)
Purchase of treasury stock	(3,562)	(14,925)
Tax withholding from exercise of stock options	(154)	(128)
Exercise of employee stock options	456	794
Deferred loan costs and other financing activities	(495)	1,162
Net cash used in financing activities	(37,623)	(43,695)
Net (decrease) increase in cash and equivalents	(34,396)	25,104
Cash and cash equivalents - beginning of period	134,565	78,458
Cash and cash equivalents - end of period	$100,169	$103,562

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

September 30, 2013 (unaudited)

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

Revision of prior period financial statements and out-of-period adjustments

During the three months ended September 30, 2013, we identified and corrected immaterial errors that originated in prior periods. We assessed the materiality of the errors in accordance with the SEC guidance on considering the effects of prior period misstatements based on an analysis of quantitative and qualitative factors. Based on this analysis, we determined that the errors were immaterial to each of the prior reporting periods affected and, therefore, amendments of reports previously filed with the SEC were not required. However, we have concluded that correcting the errors in our 2013 financial statements would materially understate results for the year ending December 31, 2013. Accordingly, we have reflected the correction of these prior period errors in the periods in which they originated and revised our consolidated balance sheet and consolidated statement of equity for the year ended December 31, 2012, our consolidated statement of cash flows for the nine months ended September 30, 2012, and our consolidated statement of operations and comprehensive income (loss) for the three and nine months ended September 30, 2012 in this Quarterly Report on Form 10-Q. In addition, a reduction to retained earnings will be reflected as an adjustment to the beginning balance for the earliest year presented in the financial statements included in our Annual Report on Form 10-K for the year ending December 31, 2013.

These errors consisted mainly of individual deferred compensation plans and compensation expense related to share-based payments that should have been recorded in prior periods for retirement eligible employees. The effect of the immaterial corrections on the consolidated balance sheet as of December 31, 2012 are as follows (in thousands):

	As Reported	Correction	As Revised

Deferred tax assets	$29,113	$3,088	$32,201
Total current assets	438,300	3,088	441,388
Total assets	$1,595,918	$3,088	$1,599,006

Accrued expenses	$77,716	$3,360	$81,076
Other long-term liabilities	13,667	1,565	15,232
Total liabilities	1,221,671	4,925	1,226,596

Additional paid-in capital	355,687	3,473	359,160
Retained earnings	34,513	(5,310)	29,203
Total stockholders' equity	374,247	(1,837)	372,410
Total liabilities and stockholders' equity	$1,595,918	$3,088	$1,599,006

The effect of the corrections on the Company’s consolidated statements of operations and comprehensive income for the three and nine months ended September 30, 2012 are as follows:

	As Reported	Correction	As Revised
For the three months ended September 30, 2012
Total revenues	$340,400	$—	$340,400
Total expenses	315,150	(321)	314,829
Operating income	25,250	(321)	25,571
Income (loss) from continuing operations before income taxes	10,440	321	10,761
Net income (loss)	$6,464	$199	$6,663

For the nine months ended September 30, 2012
Total revenues	$1,072,815	$—	$1,072,815
Total expenses	964,609	2,252	966,861
Operating income	108,206	2,252	105,954
Income (loss) from continuing operations before income taxes	63,728	(2,252)	61,476
Net income (loss)	$40,832	$(1,443)	$39,389

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

Fluid Services — Fluid services consists primarily of the sale, transportation, treatment, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells, and well site construction and maintenance services. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

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

Contract Drilling — Contract drilling consists primarily of drilling wells to a specified depth using drilling rigs. Basic recognizes revenues based on either a “daywork” contract, in which an agreed upon rate per day is charged to the customer, a “footage” contract, in which an agreed upon rate is charged per the number of feet drilled, or a “turnkey” contract, in which an agreed upon single rate is charged for a drilled well.

Taxes assessed on sales transactions are presented on a net basis and are not included in revenue.

Inventories

Rental and fishing tool inventories, consisting mainly of grapples, mills and drill bits, are stated at the lower of cost or market, with cost being determined by the average cost method. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.

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

Deferred debt costs were approximately $ 23.3 million net of accumulated amortization of $ 6.4 million, and        $ 22.6 million net of accumulated amortization of $ 4.1 million at September 30, 2013 and December 31, 2012, respectively. Amortization of deferred debt costs totaled approximately $ 788,000 and $ 702,000 for the three months ended September 30, 2013 and 2012, respectively. Amortization of deferred debt costs totaled approximately $ 2.3 million and $ 2.1 million for the nine months ended September 30, 2013 and 2012, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment as of December 31 of each year.

Basic had trade names of $ 1.9 million as of September 30, 2013 and December 31, 2012. Trade names have an indefinite life and are tested for impairment annually.

Additions to goodwill during the nine months ended September 30, 2013 were primarily due to the purchase price allocations for acquisitions completed during 2013. These purchase price allocations were preliminary and subject to change. The changes in the carrying amount of goodwill for the nine months ended September 30, 2013 were as follows (in thousands):

	Completion
	And Remedial
	Services	Fluid Services	Well Servicing	Contract Drilling	Total
Balance as of December 31, 2012	$79,047	$20,467	$6,322	$—	$105,836
Goodwill adjustments	(1,350)	5,494	300	—	4,444
Balance as of September 30, 2013	$77,697	$25,961	$6,622	$—	$110,280

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $86.8 million at September 30, 2013 and $ 90.1 million at December 31, 2012. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $12.9 million and $ 8.0 million at September 30, 2013 and December 31, 2012, respectively. The gross carrying amount of other intangible assets subject to amortization was $ 2.1 million at September 30, 2013 and $ 1.2 million at December 31, 2012.  Accumulated amortization related to these intangible assets totaled approximately $ 24.4 million and $ 18.4 million at September 30, 2013 and December 31, 2012, respectively. Amortization expense for the three months ended September 30, 2013 and 2012 was approximately $ 2.0 million and $ 1.8 million, respectively. Amortization expense for the nine months ended September 30, 2013 and 2012 was approximately $ 6.2 million and $ 5.2 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of September 30, 2013 were  $57.5 million, $12.0 million, $ 5.9 million and $ 3.9 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, developed technology is amortized over a 15-year life and rig engineering plans are amortized over a 15-year life.

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

Certain Basic share-based awards also provide for potential reissuances of unvested shares otherwise forfeited at retirement, provided the recipient also enters into required non-competition and severance agreements.  Notwithstanding these service conditions, for expense recognition we generally deem the vesting period after the retirement to be non-substantive, and treat the requisite service period from the grant date to the first date when the employee is eligible to retire. See note 1 for immaterial corrections of error associated in part to this treatment of share-based awards that are reflected in these financial statements.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the nine months ended September 30, 2013 or 2012.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (“ASU2013-11”).  ASU 2013-11 reduces diversity in proactive by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exit. ASU 2013-11 becomes effective for Basic on January 1, 2014 and Basic does not believe it will have a material impact on Basic’s consolidated financial statements.

3. Acquisitions

In 2012 and during the first nine months of 2013, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the final values for the acquisitions at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)
Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	11,948
Surface Stac, Inc.	May 15, 2012	23,184
Salt Water Disposal of North Dakota LLC	December 19, 2012	43,190
Total 2012		$84,966

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC	February 19, 2013	$12,979
Petroleum Water Solutions, LLC	February 22, 2013	3,288
Total 2013		$16,267

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The pro forma effect of the remainder of the acquisitions in the first nine months of 2013 is not material, either individually or when aggregated, to the reported results of operations.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Land	$20,109	$16,338
Buildings and improvements	63,200	53,831
Well service units and equipment	493,224	487,785
Fluid services equipment	247,407	218,933
Brine and fresh water stations	13,858	14,101
Frac/test tanks	275,319	274,311
Pressure pumping equipment	294,797	277,529
Construction equipment	15,758	15,657
Contract drilling equipment	104,518	105,992
Disposal facilities	136,976	119,903
Vehicles	63,266	61,802
Rental equipment	70,250	65,047
Aircraft	—	4,151
Software	23,312	23,922
Other	17,649	19,055
	1,839,643	1,758,357
Less accumulated depreciation and amortization	907,138	814,591
Property and equipment, net	$932,505	$943,766

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
Light vehicles	$36,786	$31,180
Contract drilling equipment	4,223	4,223
Well service units and equipment	1,397	1,748
Fluid services equipment	113,131	105,932
Pressure pumping equipment	28,520	29,253
Construction equipment	987	974
Software	17,120	17,120
Other	71	344
	202,235	190,774
Less accumulated amortization	71,574	63,194
	$130,661	$127,580

Amortization of assets held under capital leases of approximately $ 8.0 million and $ 7.7 million for the three months ended September 30, 2013 and 2012, respectively, and $ 22.9 million and $ 21.1 million for the nine months ended September 30, 2013 and 2012, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	September 30, 2013	December 31, 2012
7.75% Senior Notes due 2019	$475,000	$475,000
7.75% Senior Notes due 2022	300,000	300,000
Revolving Credit Facility	—	—
Unamortized (discount) premium	1,517	1,683
Capital leases and other notes	108,431	106,458
	884,948	883,141
Less current portion	39,895	38,235
	$845,053	$844,906

7.75% Senior Notes due 2019

On February 15, 2011, Basic issued $ 275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, Basic issued an additional $ 200.0 million of 2019 Notes, for an aggregate principal amount of $ 475.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2019 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At September 30, 2013, Basic was in compliance with the restrictive covenants under the 2019 Notes Indenture.

Basic may, at its option, redeem all or part of the 2019 Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before February 15, 2014, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2019 Notes remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. Basic received net proceeds from the issuance of the 2022 Notes of approximately $ 293.3 million after discounts and offering expenses. Basic used a portion of the net proceeds from the offering to fund its tender offer and consent solicitation for its 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At September 30, 2013, Basic was in compliance with the restrictive covenants under the 2022 Notes Indenture.

Basic may, at its option, redeem all or part of the 2022 Notes, at any time on or after October 15, 2017, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before October 15, 2015, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, Basic terminated the previous $ 30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $ 165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $ 100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of Basic’s and its subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of September 30, 2013 and December 31, 2012, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase Basic’s total credit available from         $ 165.0 million to $ 225.0 million. On April 5, 2012, Basic amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $ 250.0 million. On October 1, 2012, Basic further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and the tender offer and redemption of 2016 Notes. On August 29, 2013, Basic further amended the Credit Agreement to amend the required leverage ratios.

Borrowings under the Credit Agreement mature on January 15, 2016, and Basic has the ability at any time to prepay the Credit Agreement without premium or penalty. At Basic’s option, advances under the Credit Agreement may be comprised of (i) alternate base rate loans, at a variable base interest rate plus a margin ranging from 1.50% to 2.50% based on Basic’s leverage ratio or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.50% to 3.50% based on Basic’s leverage ratio. Basic will pay a commitment fee equal to 0.50% on the daily unused amount of the commitments under the Credit Agreement.

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

The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions Basic may make and require Basic to maintain specified ratios or conditions as follows:

•	a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00;
•	a maximum consolidated leverage ratio as follows:
o	for the four fiscal quarters ending September 30, 2013 and December 31, 2013, a maximum consolidated leverage ratio not to exceed 4.50 to 1.00;

o   for the four fiscal quarters ending March 31, 2014 and June 30, 2014, a maximum consolidated leverage ratio not to exceed 4.25 to 1.00; and

o   for the four fiscal quarters ending September 30, 2014 and each fiscal quarter thereafter, a maximum consolidated leverage ratio not to exceed 4.00 to 1.00; and

•         a maximum consolidated senior secured leverage ratio as follows:

o   for the four fiscal quarters ending September 30, 2013 through June 30, 2014, a maximum consolidated senior secured leverage ratio not to exceed 1.75 to 1.00; and

o   for the four fiscal quarters ending September 30, 2014 and each fiscal quarter thereafter, a maximum consolidated senior secured leverage ratio not to exceed 2.00 to 1.00.

If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.

Basic had no borrowings and $ 38.0 million of letters of credit outstanding under the Credit Agreement as of September 30, 2013, giving Basic $ 212.0 million of available borrowing capacity. At September 30, 2013, Basic was in compliance with the covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At September 30, 2013, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2013	2012
Cash payments for interest	$50,758	$47,510
Commitment and other fees paid	1,351	1,228
Amortization of debt issuance costs and discount or premium on notes	2,134	1,939
Change in accrued interest	(3,376)	(5,184)
Capitalized interest	(336)	(377)
Other	10	17
	$50,541	$45,133

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

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $ 5.0 million, $ 1.0 million, and $ 350,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At September 30, 2013 and December 31, 2012, self-insured risk accruals totaled approximately $  26.0 million net of a $ 41,000 receivable for medical and dental coverage and $ 22.9 million net of a $ 205,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At September 30, 2013 and December 31, 2012, Basic had 80,000,000 shares of common stock, par value $ 0.01 per share, authorized.

During the year ended 2012, Basic issued 133,200 shares of common stock from treasury stock for the exercise of stock options and 0 shares of newly issued common stock for the exercise of stock options.

In March 2012, Basic granted various employees 646,438 restricted shares of common stock that vest over a three-year period and 179,000 shares that vest over a four-year period. The Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In January 2013, it was determined that 42,513 shares, or 25% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2012 through December 31, 2012, as compared to other members of a defined peer group. These restricted shares remain subject to vesting over a three-year period with the first shares vesting on March 15, 2014.

In March 2013, Basic granted various employees 432,400 restricted shares of common stock that vest over a three-year period and 262,000 shares that vest over a four-year period.

During the nine months ended September 30, 2013, Basic issued 57,175 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 256,811 shares through net share settlements during the first nine months of 2013 and 357,714 shares through net share settlements during 2012.

Preferred Stock

At September 30, 2013 and December 31, 2012, Basic had 5,000,000 shares of preferred stock, par value $ 0.01 per share, authorized, of which none was designated, issued or outstanding.

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

During the three months ended September 30, 2013 and 2012, compensation expense related to share-based arrangements was approximately $ 2.8 million and $ 2.6 million, respectively. For compensation expense recognized during the three months ended September 30, 2013 and 2012, Basic recognized a tax benefit of approximately $ 1.2 million and       $ 1.1 million, respectively. During the nine months ended September 30, 2013 and 2012, compensation expense related to share-based arrangements was approximately $ 9.0 million and $ 10.2 million, respectively. For compensation expense recognized during the nine months ended September 30, 2013 and 2012, Basic recognized a tax benefit of approximately      $ 3.1 million and $ 3.0 million, respectively.

                                 As of September 30, 2013, there was approximately $ 19.1 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.13 years. The total fair value of share-based awards vested during the nine months ended September 30, 2013 and 2012 was approximately $ 11.7 million and $ 12.7 million, respectively. During the nine months ended September 30, 2013 and 2012, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been approximately $ 814,000 and $ 1.5 million at September 30, 2013 and 2012, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at September 30, 2013 and the changes during the nine months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	642,250	$16.09
Options granted	—	—
Options forfeited	—	—
Options exercised	(57,175)	5.28
Options expired	—	—
Outstanding, end of period	585,075	$17.15	1.98	$1,590
Exercisable, end of period	585,075	$17.15	1.98	$1,590
Vested or expected to vest, end of period	585,075	$17.15	1.98	$1,590

The total intrinsic value of share options exercised during the nine months ended September 30, 2013 and 2012 was approximately $ 501,000 and $ 874,000, respectively.

Cash received from share option exercises under the Plan was approximately $ 302,000 and $ 666,000 for the nine months ended September 30, 2013 and 2012, respectively. During the nine months ended September 30, 2013 and 2012, there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax benefit would have been $ 53,000 and     $ 142,000 at September 30, 2013 and 2012, respectively.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2013, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2013 through December 31, 2013, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 347,084 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period with the first shares vesting March 15, 2015. As of September 30, 2013, Basic estimated that 100% of the target number of performance-based awards will be earned.

 A summary of the status of Basic’s non-vested share grants at September 30, 2013 and changes during the nine months ended September 30, 2013 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,986,059	$15.10
Granted during period	1,046,281	14.35
Vested during period	(768,194)	14.70
Forfeited during period	(62,763)	14.59
Nonvested at end of period	2,201,383	$14.91

9. Related Party Transactions

Basic had receivables from employees of approximately $ 48,000 and $ 52,000 as of September 30, 2013 and December 31, 2012, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of a director, for approximately $ 69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $ 0.10 per barrel of disposed oil and gas waste and $ 0.05 per barrel of brine or fresh water sold or (ii) $ 5,000 per month. In April 2012, Basic purchased approximately 22 acres of land for approximately $ 215,000 from Darle Vuelta Cattle Co., LLC.

Basic entered into a joint venture agreement with a family member of an executive officer to form an entity in 2010. Basic holds 80% of the equity in the joint venture, and fully consolidates the financial results. For the nine months ended September 30, 2013 and 2012, Basic invested approximately $ 2.1 million and $ 2.3 million, respectively, for this joint venture. The entity had only research and development activities for the nine months ended September 30, 2013 and 2012.

10. Earnings Per Share

Basic’s basic earnings per common share are determined by dividing net earnings applicable to common stock by the weighted average number of common shares actually outstanding during the period. Diluted earnings per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012

		(See Note 1)		(See Note 1)
Numerator (both basic and diluted):
Net income (loss)	$(6,956)	$6,663	$(28,530)	$39,389
Denominator:
Denominator for basic earnings per share	40,400,082	40,227,407	40,494,628	40,713,950
Stock options	—	140,849	—	177,873
Unvested restricted stock	—	72,849	—	568,532
Denominator for diluted earnings per share	40,400,082	40,441,105	40,494,628	41,460,355
Basic earnings per common share:	$(0.17)	$0.17	$(0.70)	$0.97
Diluted earnings per common share:	$(0.17)	$0.16	$(0.70)	$0.95

Stock options and unvested restricted stock shares of approximately 868,786 and 409,874 were excluded in the computation of diluted earnings per share for the three months ended September 30, 2013 and 2012, respectively, as the effect would have been anti-dilutive. Stock options and unvested restricted stock shares of approximately 911,083 and 746,405 were excluded in the computation of diluted earnings per share for the nine months ended September 30, 2013 and 2012, respectively, as the effect would have been anti-dilutive.

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

Fluid Services: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, construction and other related equipment. Basic employs these assets to transport, treat, recycle, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most drilling, workover, completion and remedial projects and are routinely used in daily producing well operations.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial			Contract	Corporate and
	Services	Fluid Services	Well Servicing	Drilling	Other	Total
Three Months Ended September 30, 2013 (Unaudited)
Operating revenues	$127,119	$86,121	$97,783	$13,774	$—	$324,797
Direct operating costs	(82,959)	(59,673)	(70,983)	(9,128)	—	(222,743)
Segment profits	$44,160	$26,448	$26,800	$4,646	$—	$102,054
Depreciation and amortization	$16,248	$15,999	$15,494	$3,260	$2,622	$53,623
Capital expenditures (excluding acquisitions)	$11,422	$11,678	$6,761	$477	$4,918	$35,256
Three Months Ended September 30, 2012 (Unaudited)
Operating revenues	$143,348	$84,422	$97,502	$15,128	$—	$340,400
Direct operating costs	(86,988)	(57,411)	(67,949)	(10,043)	—	(222,391)
Segment profits	$56,360	$27,011	$29,553	$5,085	$—	$118,009
Depreciation and amortization	$14,763	$13,691	$14,113	$3,503	$2,202	$48,272
Capital expenditures (excluding acquisitions)	$12,276	$6,729	$10,036	$3,176	$7,744	$39,961
Nine Months Ended September 30, 2013 (Unaudited)
Operating revenues	$377,696	$256,052	$279,379	$41,744	$—	$954,871
Direct operating costs	(247,813)	(176,844)	(203,586)	(28,060)	—	(656,303)
Segment profits	$129,883	$79,208	$75,793	$13,684	$—	$298,568
Depreciation and amortization	$47,063	$44,984	$45,946	$9,750	$7,728	$155,471
Capital expenditures (excluding acquisitions)	$40,959	$50,388	$31,165	$3,530	$13,827	$139,869
Identifiable assets	$434,083	$315,196	$282,324	$60,195	$470,284	$1,562,082
Nine Months Ended September 30, 2012 (Unaudited)
Operating revenues	$464,328	$270,339	$292,127	$46,021	$—	$1,072,815
Direct operating costs	(277,111)	(178,479)	(207,063)	(30,080)	—	(692,733)
Segment profits	$187,217	$91,860	$85,064	$15,941	$—	$380,082
Depreciation and amortization	$41,258	$38,016	$43,028	$8,892	$6,598	$137,792
Capital expenditures (excluding acquisitions)	$41,978	$26,158	$32,442	$10,673	$15,443	$126,694
Identifiable assets	$437,153	$256,422	$305,578	$62,760	$461,343	$1,523,256

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
		(See Note 1)		(See Note 1)
Segment profits	$102,054	$118,009	$298,568	$380,082
General and administrative expenses	(43,179)	(43,742)	(134,457)	(133,213)
Depreciation and amortization	(53,623)	(48,272)	(155,471)	(137,792)
Loss on disposal of assets	(411)	(424)	(2,290)	(3,123)
Operating income	$4,841	$25,571	$6,350	$105,954

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Nine months ended September 30,
	2013	2012

	(In thousands)
Capital leases issued for equipment	$35,840	$47,426
Asset retirement obligation additions	$78	$11

Basic paid no income taxes during the nine months ended September 30, 2013 and paid $ 1.4 million for the same period in 2012. Basic paid interest of approximately $ 50.8 million and $ 47.5 million during the nine months ended September 30, 2013 and 2012, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in six separate acquisitions from January 1, 2012 to September 30, 2013. These acquisitions, as well as market fluctuations, make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower increased from 271,000 at December 31, 2011 to 292,000 at September 30, 2013. Our weighted average number of fluid service trucks increased from 931 in the third quarter of 2012 to 970 in the third quarter of 2013. Our weighted average number of well servicing rigs decreased from 431 in the third quarter of 2012 to 425 in the third quarter of 2013.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine months ended September 30,
	2013		2012
Revenues:
Completion and remedial services	$377.7	40%	$464.3	44%
Fluid services	$256.1	27%	$270.4	25%
Well servicing	$279.4	29%	$292.1	27%
Contract drilling	$41.7	4%	$46.0	4%
Total revenues	$954.9	100%	$1,072.8	100%

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

Oil prices remained relatively stable throughout 2012 and the first three quarters of 2013. This trend in oil prices has caused utilization and pricing for our services to remain competitive in our oil-based operating areas, while utilization and pricing for our services in our natural gas-based operating areas remained depressed throughout the third quarter of 2013 due to low natural gas prices. Our outlook for the remainder of 2013 is fairly subdued.  With the current Baker Hughes rig count at essentially the same level as we began the year and usual seasonal slowdowns expected in the fourth quarter, we anticipate fourth quarter revenue to be seasonally down compared to the third quarter.  Activity may tick up from expectations, but competition is expected to cause some pricing deterioration.

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

During the first nine months of 2013, we made two acquisitions that complemented our existing business segments, including, among others:

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC

On February 16, 2013, we acquired all of the assets of Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC for total cash consideration of  $ 13.0 million. This acquisition has been included in our fluid services segment.

Segment Overview

Completion and Remedial Services

During the first nine months of 2013, our completion and remedial services segment represented approximately 40% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.

                                       Our pumping services concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pressure pumping operations was 292,000 and 277,000 at September 30, 2013 and 2012, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 (dollars in thousands):

		Segment
	Revenues	Profits %
2012:
First Quarter	$164,420	41%
Second Quarter	$156,560	41%
Third Quarter	$143,348	39%
Fourth Quarter	$121,742	34%
Full Year	$586,070	39%
2013:
First Quarter	$118,361	33%
Second Quarter	$132,216	35%
Third Quarter	$127,119	35%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The decrease in completion and remedial services revenue to $ 127.1 million in the third quarter of 2013 from        $ 132.2 million in the second quarter of 2013 resulted primarily from pricing discounts, softer customer frac schedules and a small amount of weather-related issues in our Rocky Mountain and Mid Continent regions. The segment profits as a percentage of revenue remained consistent at 35% for the third quarter of 2013 from the second quarter of 2013.

Fluid Services

During the first nine months of 2013, our fluid services segment represented approximately 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

         The following is an analysis of our fluid services operations for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013 (dollars in thousands):

	Weighted			Segement
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2012:
First Quarter	900	580,700	$106	$36	34%
Second Quarter	918	552,400	$99	$35	36%
Third Quarter	931	551,600	$91	$29	32%
Fourth Quarter	954	555,200	$86	$25	29%
Full Year	926	2,239,900	$380	$125	33%
2013:
First Quarter	963	555,600	$88	$27	31%
Second Quarter	972	568,500	$88	$27	31%
Third Quarter	970	578,900	$89	$27	31%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck increased to $ 89,000 in the third quarter of 2013 compared to $ 88,000 the second quarter of 2013  primarily due to an increase in truck hours. Segment profit percentage remained consistent at 31% for the third quarter of 2013 from the second quarter of 2013.

Well Servicing

During the first nine months of 2013, our well servicing segment represented approximately 29% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet decreased from a weighted average number of 431 rigs in the third quarter of 2012 to 425 in the third quarter of 2013.

The following is an analysis of our well servicing operations for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2012:
First Quarter	423	231,300	77%	$393	$117	30%
Second Quarter	431	232,500	75%	$399	$111	27%
Third Quarter	431	226,400	74%	$402	$124	30%
Fourth Quarter	429	203,000	66%	$393	$108	28%
Full Year	429	893,200	73%	$397	$115	29%
2013:
First Quarter	425	210,800	69%	$399	$99	26%
Second Quarter	425	223,900	74%	$408	$111	28%
Third Quarter	425	227,100	75%	$404	$118	27%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization improved to 75% in the third quarter of 2013 compared to 74% in the second quarter of 2013. Our segment profit percentage declined to 27% for the third quarter of 2013 from 28% in the second quarter of 2013.

Contract Drilling

During the first nine months of 2013, our contract drilling segment represented approximately 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of twelve rigs during the second quarter of 2012 and 2013.  Additionally, we operate several rig-moving trucks which generated $3.5 million in revenues during the first nine months of 2013.

The following is an analysis of our contract drilling segment for each of the quarters in 2012, the full year ended December 31, 2012 and the quarters ended March 31, 2013, June 30, 2013 and September 30, 2013:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2012:
First Quarter	12	967	$15,800	$5,200	33%
Second Quarter	12	1,007	$15,500	$5,800	37%
Third Quarter	12	957	$15,800	$5,300	34%
Fourth Quarter	12	892	$16,000	$5,100	32%
Full Year	12	3,823	$15,800	$5,300	34%
2013:
First Quarter	12	850	$16,500	$5,700	35%
Second Quarter	12	846	$16,500	$5,000	30%
Third Quarter	12	833	$16,500	$5,500	34%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Revenue per day remained flat at $ 16,500 in the third quarter of 2013 compared to $ 16,500 in the second quarter of 2013. Segment profit percentage increased to 34% in the third quarter of 2013 from 30% in the second quarter of 2013 due to lower workers’ compensation insurance and repairs and maintenance expenses in the third quarter.

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

Self-Insured Risk Accruals. We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $ 5.0 million, $ 1.0 million and $ 350,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions based upon third-party actuarial data and claims history.

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

Results of Operations

The following is a comparison of our results of operations for the three and nine months ended September 30, 2013 compared to the three and nine months ended September 30, 2013. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended September 30, 2013 Compared to Three Months Ended September 30, 2012

Revenues. Revenues decreased by 5% to  $ 324.8 million during the third quarter of 2013 from  $ 340.4 million during the same period in 2012. This decrease was primarily due to decreased demand by our customers for our services and increased competition, which affected the rates we can charge for our services.

Completion and remedial services revenues decreased by 11% to $ 127.1 million during the third quarter of 2013 compared to  $ 143.3 million in the same period in 2012. The decrease in revenue between these periods was primarily due to lower stimulation services revenue driven by a general decline in new well completions and lower pricing for our services. Total hydraulic horsepower increased to 292,000 at September 30, 2013 from 277,000 at September 30, 2012.

Fluid services revenues increased by 2% to  $ 86.1 million during the third quarter of 2013 compared to  $ 84.4 million in the same period in 2012. Our revenue per fluid service truck decreased 2% to  $ 89,000 in the third quarter of 2013 compared to $ 91,000 in the same period in 2012 due to increased competition in our geographic footprint, which caused pressure on the rates charged for our services. Our weighted average number of fluid service trucks increased 4% to 970 during the third quarter of 2013 from 931 in the same period in 2012.

Well servicing revenues increased to $ 97.8 million during the third quarter of 2013 compared to  $ 97.5 million during the same period in 2012. The slightly higher revenues were due to the increase in revenue per rig hour to  $404 per hour during the third quarter of 2013 from  $ 402 per hour during the third quarter of 2012 due to a higher ratio of barge and plugging service revenues, which are performed at a higher rate. Our average number of well servicing rigs decreased to 425 during the third quarter of 2013 compared to 431 in the same period in 2012.

Contract drilling revenues decreased by 9% to  $ 13.8 million during the third quarter of 2013 compared to $ 15.1 million in the same period in 2012. The number of rig operating days decreased 13% to 833 in the third quarter of 2013 compared to 957 in the third quarter of 2012. The decrease in revenue and rig operating days was due to a decrease in new well starts in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to  $ 222.7 million during the third quarter of 2013 from  $ 222.4 million in the same period in 2012.

Direct operating expenses for the completion and remedial services segment decreased by 5% to $ 83.0 million during the third quarter of 2013 compared to  $ 87.0 million for the same period in 2012 due primarily to decreased activity levels overall, especially in our pumping services line. Segment profits decreased to 35% of revenues during the third quarter of 2013 compared to 39% for the same period in 2012, due to reduced completion-related activity and increased price competition.

Direct operating expenses for the fluid services segment increased by 4% to  $ 59.7 million during the third quarter of 2013 compared to  $ 57.4 million for the same period in 2012, mainly due to increased activity levels. Segment profits were 31% of revenues during the third quarter of 2013 compared to 32% for the same period in 2012 primarily due to price competition and higher repairs and maintenance expense.

Direct operating expenses for the well servicing segment increased by 4% to  $ 71.0 million during the third quarter of 2013 compared to  $ 67.9 million for the same period in 2012. The increase in direct operating expenses was due to increased revenues and activity levels. Segment profits decreased to 27% of revenues during the third quarter of 2013 compared to 30% for the same period in 2012 due to increased price competition and higher insurance claim charges.

Direct operating expenses for the contract drilling segment decreased by 9% to $ 9.1 million during the third quarter of 2013 compared to $10.0 million for the same period in 2012. Segment profits for this segment remained consistent at 34% of revenues during the third quarter of 2013 and 2012.

General and Administrative Expenses. General and administrative expenses decreased by 1% to  $ 43.2 million during the third quarter of 2013 from  $ 43.7 million for the same period in 2012, due mainly to lower payroll costs and $1.4 million accrued in the third quarter of 2012 related to the relocation of Basic’s corporate offices. General and administrative expenses included $ 2.8 million and $ 2.6 million of stock-based compensation expense during the third quarter of 2013 and 2012, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were  $ 53.6 million during the third quarter of 2013 compared to  $ 48.3 million for the same period in 2012. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year through internal growth and through the three acquisitions completed since September 30, 2012.

Interest Expense. Interest expense increased to  $ 16.9 million during the third quarter of 2013 compared to $15.1 million during the third quarter of 2012. The increased expense was due to additional interest expense related to the issuance of an aggregate of $ 300.0 million of 7.75% senior notes in October 2012.

Income Tax Expense. There was income tax benefit of $ 4.9 million during the third quarter of 2013 compared to an income tax expense of $ 4.1 million for the same period in 2012. Our effective tax rate during the third quarter of 2013 and 2012 was approximately 41% and 38%, respectively. The decrease in our effective tax rate was primarily due to the impact of temporary and permanent differences on the tax expense in 2012 versus the tax benefit in 2013.

 Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenues. Revenues decreased by 11%  to  $ 954.9  million during the nine months ended September 30, 2013 from  $ 1,072.8 million during the same period in 2012. This decrease was primarily due to decreased demand by our customers for our services and increased competition, which affected the rates we can charge for our services.

Completion and remedial services revenues decreased by 19% to  $ 377.7 million during the nine months ended September 30, 2013 compared to  $ 464.3 million in the same period in 2012. The decrease in revenue between these periods was primarily due to lower completion revenues driven by a general decline in new well completions and lower pricing for our services. Total hydraulic horsepower increased to 292,000 at September 30, 2013 from 277,000 at September 30, 2012.

Fluid services revenues decreased by 5% to  $ 256.1 million during the nine months ended September 30, 2013 compared to  $ 270.3 million in the same period in 2012. Our revenue per fluid service truck decreased 10% to  $ 265,000 in the nine months ended September 30, 2013 compared to  $ 296,000 in the same period in 2012 due to increased competition in our geographic footprint, which caused pressure on the rates charged for our services. Our weighted average number of fluid service trucks increased 6% to 968 during the nine months ended September 30, 2013 from 916 in the same period in 2012.

Well servicing revenues decreased by 4% to  $ 279.4 million during the nine months ended September 30, 2013 compared to  $ 292.1 million during the same period in 2012. The lower revenues were due to the 4% decrease in rig hours to 661,800 during the nine months ended September 30, 2013 from 690,200 during the same period in 2012, which was driven by a general decline in our customers’ production spending throughout 2013. This segment experienced an increase in revenue per rig hour to $ 404 during the nine months ended September 30, 2013 from  $ 398 during the same period in 2012  due to a higher mix of barge and plugging service revenues, which are performed at a higher rate. Our average number of well servicing rigs decreased to 425 during the nine months ended September 30, 2013 compared to 428 in the same period in 2012.

Contract drilling revenues decreased by 9% to  $ 41.7 million during the nine months ended September 30, 2013 compared to  $ 46.0 million in the same period in 2012. The number of rig operating days decreased 14% to 2,529 in the nine months ended September 30, 2013 compared to 2,931 in the same period in 2012. The decrease in revenue and rig operating days was due to a decline in new well starts in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased by 5% to  $ 656.3 million during the nine months ended September 30, 2013 from  $ 692.7 million in the same period in 2012. This decrease was primarily due to decreased activity and revenues in each of our four business segments.

Direct operating expenses for the completion and remedial services segment decreased by 11% to  $ 247.8 million during the nine months ended September 30, 2013 compared to  $ 277.1 million for the same period in 2012 due primarily to decreased activity levels overall. Segment profits decreased to 34% of revenues during the nine months ended September 30, 2013 compared to 40% for the same period in 2012 due to reduced activity and increased price competition.

Direct operating expenses for the fluid services segment decreased by 1% to  $ 176.8 million during the nine months ended September 30, 2013 compared to  $ 178.5 million for the same period in 2012, mainly due to decreased activity levels. Segment profits were 31% of revenues during the nine months ended September 30, 2013 compared to 34% for the same period in 2012 due to reduced activity, price competition and lower skim oil revenues.

Direct operating expenses for the well servicing segment decreased by 2% to  $ 203.6 million during the nine months ended September 30, 2013 compared to  $ 207.1 million for the same period in 2012. The decrease in direct operating expenses was due to decreased activity levels. Segment profits decreased to 27% of revenues during the nine months ended September 30, 2013 compared to 29% for the same period in 2012 due to reduced activity and increased price competition.

Direct operating expenses for the contract drilling segment decreased by 7% to  $ 28.1 million during the nine months ended September 30, 2013 from  $ 30.1 million for the same period in 2012. Segment profits for this segment decreased to 33% of revenues during the nine months ended September 30, 2013 compared to 35% for the same period in 2012, primarily due to lower utilization and pricing competition.

General and Administrative Expenses. General and administrative expenses increased to $ 134.5 million during the nine months ended September 30, 2013 compared to $ 133.2 million for the same period in 2012 due to increased personnel costs, including incentive compensation, an $ 8.0 million payout in the second quarter of 2013 for a legal settlement stemming from a 2008 accident, and increased costs from acquisitions completed during 2012. General and administrative expenses included $ 9.0 million and $ 10.2 million of stock-based compensation expense during the nine months ended September 30, 2013 and 2012, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were  $ 155.5 million during the nine months ended September 30, 2013 compared to  $ 137.8 million for the same period in 2012. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year through internal growth and through the four acquisitions completed since September 30, 2012.

Interest Expense. Interest expense increased to  $ 50.5 million during the nine months ended September 30, 2013 compared to  $ 45.1 million during the same period of 2012. The increased expense was due to additional interest expense related to the issuance of an aggregate of $ 300.0 million of 7.75% senior notes in October 2012.

Income Tax Expense. There was income tax benefit of  $ 15.1 million during the nine months ended September 30, 2013 compared to an income tax expense of  $ 22.1 million for the same period in 2012. Our effective tax rate during the nine months ended September 30, 2013 and 2012 was approximately 35% and 36%, respectively. The expected effective tax rate for the full year of 2013 is 35%.

Liquidity and Capital Resources

As of September 30, 2013, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $ 225.0 million revolving credit facility. As of September 30, 2013, we had unrestricted cash and cash equivalents of  $ 100.2 million compared to  $ 134.6 million as of December 31, 2012. The decrease in cash balances from December 31, 2012 to September 30, 2013 is primarily due to lower net income, cash capital expenditures of $ 104.0 million during the nine months ended September 30, 2013 and two cash acquisitions completed during the first quarter of 2013. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was  $ 107.2 million for the nine months ended September 30, 2013 compared to cash provided by operating activities of  $ 233.6 million during the same period in 2012. Operating cash flow in the first nine months of 2013 was lower mainly due to decreased net income and lower activity levels.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2013 were  $ 120.3 million compared to  $ 169.8 million in the same period of 2012. We added $ 35.8 million of additional assets through our capital lease program during the first nine months of 2013 compared to $ 47.4 million of additional assets in the same period in 2012.

In 2013, we currently have planned capital expenditures of approximately $ 125.0 million and capital leases of    $ 40.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

7.75% Senior Notes due 2019

On February 15, 2011, we issued $ 275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $ 200.0 million of 2019 Notes, for an aggregate principal amount of $ 475.0 million of 2019 Notes. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of our current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At September 30, 2013, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

We may, at our option, redeem all or part of the 2019 Notes, at any time on or after February 15, 2015, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before February 15, 2014, we, at our option, may redeem up to 35% of the aggregate principal amount of the 2019 Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2019 Notes remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended. We received net proceeds from the issuance of the 2022 Notes of approximately $ 293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our tender offer and consent solicitation for our 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At September 30, 2013, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

We may, at our option, redeem all or part of the 2022 Notes, at any time on or after October 15, 2017, at a redemption price equal to 100% of the principal amount thereof, plus a premium declining ratably to par and accrued and unpaid interest to the date of redemption.

At any time before October 15, 2015, we, at our option, may redeem up to 35% of the aggregate principal amount of the 2022 Notes with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•	at least 65% of the aggregate principal amount of the 2022 Notes remains outstanding immediately after the occurrence of such redemption; and

•	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $ 30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $ 165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $ 100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of September 30, 2013, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $ 165.0 million to $ 225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder  to $ 250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and the tender offer and redemption of 2016 Notes. On August 29, 2013, we further amended the Credit Agreement to amend the required leverage ratios.

Borrowings under the Credit Agreement mature on January 15, 2016, and we have the ability at any time to prepay the Credit Agreement without premium or penalty. At our option, advances under the Credit Agreement may be comprised of (i) alternate base rate loans, at a variable base interest rate plus a margin ranging from 1.50% to 2.50% based on our leverage ratio or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.50% to 3.50% based on our leverage ratio. We will pay a commitment fee equal to 0.50% on the daily unused amount of the commitments under the Credit Agreement.

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

The Credit Agreement also contains covenants that, among other things, limit the amount of capital contributions we may make and require us to maintain specified ratios or conditions as follows:

•	a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00;
•	a maximum consolidated leverage ratio as follows:
o	for the four fiscal quarters ending September 30, 2013 and December 31, 2013, a maximum consolidated leverage ratio not to exceed 4.50 to 1.00;

o   for the four fiscal quarters ending March 31, 2014 and June 30, 2014, a maximum consolidated leverage ratio not to exceed 4.25 to 1.00; and

o   for the four fiscal quarters ending September 30, 2014 and each fiscal quarter thereafter, a maximum consolidated leverage ratio not to exceed 4.00 to 1.00; and

•         a maximum consolidated senior secured leverage ratio as follows:

o   for the four fiscal quarters ending September 30, 2013 through June 30, 2014, a maximum consolidated senior secured leverage ratio not to exceed 1.75 to 1.00; and

o   for the four fiscal quarters ending September 30, 2014 and each fiscal quarter thereafter, a maximum consolidated senior secured leverage ratio not to exceed 2.00 to 1.00.

If an event of default occurs under the Credit Agreement, then the lenders may (i) terminate their commitments under the Credit Agreement, (ii) declare any outstanding loans under the Credit Agreement to be immediately due and payable after applicable grace periods and (iii) foreclose on the collateral secured by the Security Agreement.

We had no borrowings and $ 38.0 million of letters of credit outstanding under the Credit Agreement as of September 30, 2013, giving us $ 212.0 million of available borrowing capacity. At September 30, 2013, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our capital leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At September 30, 2013, we were in compliance with our covenants under the agreement with Banc of America Leasing & Capital, LLC. As of September 30, 2013, we had total capital leases of approximately $ 35.8 million.

Preferred Stock

At September 30, 2013 and December 31, 2012, we had 5,000,000 shares of $  0.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

 Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of September 30, 2013, we had approximately $ 75.8 million of net operating loss carryforwards.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist.” ASU 2013-11 reduces diversity in proactive by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exit. ASU 2013-11 becomes effective for Basic on January 1, 2014 and Basic does not believe it will have a material impact on its consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2013, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2012.

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

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the nine months ended September 30, 2013:

	Issuer Purchases of Equity Securities
			Total Number of	Appoximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares purchased (1)	Per Share	Program (2)	the Program (2)
July 1 — July 31	1,967	$13.73	—	$23,089
August 1 — August 31	—	$—	—	$23,089
September 1 — September 30	518	$12.88	—	$23,089
Total	2,485	$13.56	—	$23,089

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

10.1*

Amendment No. 5 to Credit Agreement, Amendment No. 1 to Security Agreement and Amendment No. 1 to Guaranty dated August 29, 2013, to Credit Agreement dated as of February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 30, 2013)

10.2*	Kenneth V. Huseman Severance Agreement and Release. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)
10.3*

Restricted Stock Grant Agreement for Grantees Executing a Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

10.4*	Kenneth V. Huseman Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*Incorporated by reference

#Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Thomas M. Patterson
Name:	Thomas M. Patterson
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
Name:	John Cody Bissett
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: October 28, 2013

Exhibit Index

Exhibit No.	Description

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

10.1*

Amendment No. 5 to Credit Agreement, Amendment No. 1 to Security Agreement and Amendment No. 1 to Guaranty dated August 29, 2013, to Credit Agreement dated as of February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 30, 2013)

10.2*	Kenneth V. Huseman Severance Agreement and Release. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

10.3*

Restricted Stock Grant Agreement for Grantees Executing a Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

10.4*	Kenneth V. Huseman Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.CAL#	XBRL Calculation Linkbase Document

101.DEF#	XBRL Definition Linkbase Document

101.INS#	XBRL Instance Document

101.LAB#	XBRL Labels Linkbase Document

101.PRE#	XBRL Presentation Linkbase Document

101.SCH#	XBRL Schema Document

*Incorporated by reference

#Filed with this report