Form 10-K
period 2013-12-31
BASIC ENERGY SERVICES INC
filed 2014-02-24
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission file number 001-32693

Basic Energy Services, Inc.

(Exact name of registrant as specified in its charter)

Delaware	54-2091194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry Street, Suite 2100
Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code:

(817) 334-4100

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	New York Stock Exchange

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $324,117,558 as of June 30, 2013, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $12.09 per share and 26,808,731 shares held by non-affiliates).

There were 42,506,046 shares of the registrant’s common stock outstanding as of February 24, 2014.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the proxy statement for the registrant’s Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III.

BASIC ENERGY SERVICES, INC.

Index to Form 10-K

Part I...	3
Items 1. and 2. Business and Properties.............................................................................................................................................................	3
Item 1A. Risk Factors.....................................................................................................................................................................................	17
Item 1B. Unresolved Staff Comments...............................................................................................................................................................	24
Item 3. Legal Proceedings...............................................................................................................................................................................	24
Item 4. Mine Safety Disclosures.......................................................................................................................................................................	24
Part II...	24
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities...............................................	24
Item 6. Selected Financial Data.........................................................................................................................................................................	27
Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.................................................................................	28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.....................................................................................................................	42
Item 8. Financial Statements and Supplementary Data.........................................................................................................................................	43
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...............................................................................	76
Item 9A. Controls and Procedures.....................................................................................................................................................................	76
Item 9B. Other Information.............................................................................................................................................................................	76
Part III...	76
Part IV...	77
Item 15. Exhibits, Financial Statement Schedules.................................................................................................................................................	77
Signatures.....................................................................................................................................................................................................	78

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

Important factors that may affect our expectations, estimates or projections include:

•a decline in, or substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;

•competition within our industry;

•the effects of future acquisitions on our business;

•our access to capital on favorable terms;

•changes in customer requirements in markets or industries we serve;

•general economic and market conditions;

•our ability to replace or add workers at economic rates; and

•environmental and other governmental regulations.

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

PART I

ITEMS 1. AND 2.     BUSINESS AND PROPERTIES

General

We provide a wide range of well site services in the United States to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. We were organized in 1992 as Sierra Well Service, Inc., a Delaware corporation, and in 2000 we changed our name to Basic Energy Services, Inc.

Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, Kentucky, Ohio and Pennsylvania. Our operations are focused on liquids-rich basins that currently exhibit strong drilling and production economics as well as natural gas-focused shale plays characterized by prolific reserves and attractive economics. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. We provide our services to a diverse group of over 2,000 oil and gas companies.

Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of our business segments:

•Completion and Remedial Services.    Our completion and remedial services segment (40% of our revenues in 2013) operates our fleet of pumping units, an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and nitrogen units. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.

•Fluid Services.    Our fluid services segment (27% of our revenues in 2013) utilizes our fleet of 1,003 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, water treatment and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•Well Servicing.    Our well servicing segment (29% of our revenues in 2013) operates our fleet of 425 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.

•Contract Drilling.    Our contract drilling segment (4% of our revenues in 2013) operates our fleet of 12 drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.

Financial information about our segments is included in Note 15 of the notes to our historical consolidated financial statements.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Extensive Domestic Footprint in the Most Prolific Basins.    Our operations are focused on liquids-rich basins located in the United States that currently exhibit strong drilling and production economics as well as natural gas-focused shale plays characterized by prolific reserves and attractive economics. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. Based on the most recent publicly available information, we operate in states that accounted for approximately 78% of the approximately 800,000 existing onshore oil and natural gas wells in the 48 contiguous states and approximately 84% of U.S. onshore oil production and 95% of U.S. onshore natural gas production. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.

Diversified Service Offering for Further Revenue Growth and Reduced Volatility.    We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 157 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

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

Pursuing Growth Through Selective Capital Deployment.    We intend to continue growing our business through selective acquisitions, continuing a newbuild program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy, and these decisions may involve a combination of asset acquisitions and the purchase of new equipment.

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and natural gas prices. Oil prices remained relatively stable through the latter half of 2010, which resulted in increases in drilling, maintenance and workover activities in the oil-driven markets during this period. However, natural gas prices continued to decline significantly in 2009 and remained depressed through 2013, which resulted in decreased activity in the natural gas-driven markets. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable through 2013. Despite natural gas prices remaining below the levels seen in past years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale, and/or that have other advantages like proximity to key consuming markets, such as the Marcellus shale, have continued to see stable activity.

The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the Henry Hub Natural Gas Spot Price since 2011:

	Cushing WTI Spot	Henry Hub Gas
Period	Oil Price ($/bbl)	Spot Price ($/mcf)

1/1/11 - 12/31/11	$94.87	$4.00
1/1/12 - 12/31/12	94.11	2.75
1/1/13 - 12/31/13	97.91	3.73

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drive the increased demand for our services. In 2011, oil and natural gas prices improved further and the land-based drilling rig count increased approximately 18%. In 2012, oil prices remained stable and natural gas prices decreased and the land-based drilling rig count decreased approximately 12%, according to the Baker Hughes rig count. In 2013, oil prices remained stable and natural gas prices increased incrementally, and the average oil-based drilling rig count also remained stable.  Average natural gas-focused drilling rig count decreased 24% from 2012 to 2013, both according to the Baker Hughes rig count.

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

Overview of Our Segments and Services

Completion and Remedial Services Segment

Our completion and remedial services segment provides oil and natural gas operators with a package of services that include the following:

•pumping services, such as cementing, acidizing, fracturing, nitrogen and pressure testing;

•rental and fishing tools;

•coiled tubing;

•snubbing services;

•thru-tubing;

•cased-hole wireline services; and

•underbalanced drilling in low pressure and fluid sensitive reservoirs.

This segment has expanded significantly since 2010, primarily through the acquisition of the Maverick Companies in July 2011. This segment operates 232 pumping units, with approximately 297,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. We also operate 41 air compressor packages, including foam circulation units, for underbalanced drilling, 37 snubbing units,  14 coiled tubing units and 12 wireline units for cased-hole measurement and pipe recovery services.

Just as a well servicing rig is required to perform various operations over the life cycle of a well, there is a similar need for equipment capable of pumping fluids into the well under varying degrees of pressure. During the drilling and completion phase, the well bore is lined with large diameter steel pipe called casing. Casing is cemented into place by circulating slurry into the annulus created between the pipe and the rock wall of the well bore. The cement slurry is forced into the well by pumping equipment located on the surface. Cementing services are also utilized over the life of a well to repair leaks in the casing, to close perforations that are no longer productive and ultimately to “plug” the well at the end of its productive life.

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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2013:

	Market Area

				Rocky	Permian
	Ark-La-Tex	Mid-Continent	Gulf Coast	Mountain	Basin	Appalachia	Total

Pumping Units	10	140	-	43	39	-	232
Air/Foam Packages	-	6	-	29	6	-	41
Snubbing Units	17	10	-	-	-	10	37
Rental and Fishing Tool Stores	-	6	1	4	11	1	23
Coiled Tubing Units	-	2	-	9	3	-	14
Wireline Units	-	7	-	-	5	-	12

Our pumping services business focuses primarily on lower horsepower cementing, acidizing and fracturing services markets. Currently, there are several pumping companies that provide their services on a national basis. For the most part, these companies have concentrated their assets in markets characterized by complex work with higher horsepower requirements. This has created an opportunity in the markets for pumping services in mature areas with less complex characteristics and lower horsepower requirements. We, along with a number of smaller, regional companies, have concentrated our efforts on these markets. One of our major well servicing competitors also participates in the pumping business, but primarily outside our core areas of operations for pumping services.

The level of activity of our pumping services business is tied to drilling and workover activity. The bulk of pumping work is associated with cementing casing in place as the well is drilled or pumping fluid that stimulates production from the well during the completion phase. Pumping service work is awarded based on a combination of price and expertise.

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

Unlike pumping and wireline services, underbalanced drilling services are not utilized universally throughout oil and natural gas operations. Underbalanced drilling is a technique that involves maintaining the pressure in a well at or slightly below that of the surrounding formation using air, nitrogen, mist, foam or lightweight drilling fluids instead of conventional drilling fluid. The most common method of reducing the weight of drilling fluid is to mix it with air as the fluid is pumped into the well. By varying the volume of air pumped with the fluid, the net hydrostatic pressure can be adjusted to the desired level. In extreme cases, air alone can be used to circulate rock cuttings from the well.

Fluid Services Segment

Our fluid services segment provides oilfield fluid supply, transportation, storage and construction services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations. These services include:

•the transportation of fluids used in drilling and workover operations and of salt water produced as a by-product of oil and natural gas production;

•the sale and transportation of fresh and brine water used in drilling and workover activities;

•the rental of portable frac tanks and test tanks used to store fluids on well sites;

•  the recycling and treatment of wastewater, including produced water and flowback, to be reused in the completion and production process;

•the operation of company-owned fresh water and brine source wells and of non-hazardous wastewater disposal wells; and

•the preparation, construction and maintenance of access roads, drilling locations, and production facilities.

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2013:

	Market Area

	Rocky	Permian
	Mountain	Basin	Ark-La-Tex	Mid-Continent	Gulf Coast	Total

Fluid Service Trucks	140	458	180	69	156	1,003
Salt Water Disposal Wells	5	31	24	10	11	81
Fresh/Brine Water Stations	2	38	-	-	4	44
Fluid Storage Tanks	766	1,201	776	278	430	3,451

Requirements for minor or incidental fluid services are usually purchased on a “call out” basis and charged according to a published schedule of rates. Larger projects, such as servicing the requirements of a multi-well drilling program or frac program, generally involve a bidding process. We compete for both services on a call out basis and for multi-well contract projects.

We provide a full array of fluid sales, transportation, storage, treatment and disposal services required on most workover, completion and remedial projects. Our breadth of capabilities in this segment allows us to serve as a one-stop source of equipment and services for our customers. Many of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by oil and gas operators, requiring them to use several companies to meet their requirements and increasing their administrative burden.

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

Workover, completion and remedial activities also provide the opportunity for higher operating margins from tank rentals and fluid sales. Drilling and workover jobs typically require fresh or brine water for drilling mud or circulating fluid used during the job. Completion and workover procedures often also require large volumes of water for fracturing operations, which involves stimulating a well hydraulically to increase production. Spent mud and flowback fluids from drilling and completion activities are required to be transported from the well site to an approved disposal facility.  Water treatment solutions are also utilized by customers to treat produced water and flowback, in order to be reused during the production and completion process.

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

Fluid Services.    At December 31, 2013,  we owned and operated 1,003 fluid service trucks equipped with an average fluid hauling capacity of up to 150 barrels apiece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

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

Water Treatment Services.  We utilize a number of water treatment methods in order to treat produced water and flowback that is transported to one of several treatment locations throughout our geographic footprint.  Treated water is then sold to customers to be reused as frac water or other oil and gas-related uses on wells.  We typically charge for these services on a per-barrel basis.

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

Well Servicing Segment

Our well servicing segment encompasses a full range of services performed with a mobile well servicing rig, also commonly referred to as a workover rig, and ancillary equipment. Our rigs and personnel provide the means for hoisting equipment and tools into and out of the well bore, and our well servicing equipment and capabilities also facilitate most other services performed on a well. Our well servicing segment services, which are performed to maintain and improve production throughout the productive life of an oil and natural gas well, include:

•maintenance work involving removal, repair and replacement of down-hole equipment and returning the well to production after these operations are completed;

•hoisting tools and equipment required by the operation into and out of the well, or removing equipment from the well bore, to facilitate specialized production enhancement and well repair operations performed by other oilfield service companies; and

•plugging and abandonment services when a well has reached the end of its productive life.

Our well servicing segment also includes the manufacturing and sale of new workover rigs through our wholly-owned subsidiary, Taylor Industries, LLC, which we formed in connection with the acquisition of a rig manufacturing business in 2010.

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

Our fleet included 425 well servicing rigs as of December 31, 2013, including 200 newbuilds since October 2004 and 96 rebuilds since the beginning of 2006. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, Arkansas, Utah, Montana, Kansas, Kentucky, Pennsylvania and West Virginia. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases. The majority of our well servicing segment consists of land-based equipment. We also own four inland well servicing barges. Inland barges are used to service wells in shallow water marine environments, such as coastal marshes and bays.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2013. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

		Market Area

	Rated	Permian			Mid-	Rocky
Rig Type	Capacity	Basin	Gulf Coast	Ark-La-Tex	Continent	Mountain	Appalachia	Stacked	Total

Swab	N/A	1	1	6	1	-	-	-	9
Light Duty	< 90 tons	3	1	-	5	-	1	9	19
Medium Duty	> 90 <125 tons	112	28	25	36	44	3	17	265
Heavy Duty	> 125 tons	74	15	6	4	14	4	7	124
24-Hour	> 125 tons	2	-	-	-	-	-	2	4
Inland Barge	> 125 tons	-	4	-	-	-	-	-	4
Total		192	49	37	46	58	8	35	425

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

Properties

Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We currently conduct our business from 157 area offices, 87 of which we own and 70 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 157 area offices, 96 are located in Texas, 13 are in Oklahoma, 11 are in New Mexico, 9 are in Colorado, 9 are in North Dakota, 6 are in Wyoming, 3 are in Utah, 2 are in Louisiana, 2 are in Arkansas, 2 are in Kansas, 2 are in Montana, 1 is in Ohio, and 1 is in Pennsylvania.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2013, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed.

Operating Risks and Insurance

Our operations are subject to hazards inherent in the oil and natural gas industry, such as accidents, blowouts, explosions, craterings, fires and oil spills that can cause:

•personal injury or loss of life;

•damage to or destruction of property, equipment and the environment; and

•suspension of operations.

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

Our underground injection operations are subject to the federal Safe Drinking Water Act, referred to as the “SDWA,” as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced in January 2014, or at the state level. For example at the state level, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma, Kansas and Colorado. Our operations also involve the disposal of produced salt water by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the Texas Railroad Commission, also known as the “RRC.” We also operate salt water disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. Regulations in these states require us to obtain a permit from the applicable regulatory agencies to operate each of our underground salt water disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment or other conditions such as earthquakes. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

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

Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2014. However, any such legislation may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the UNFCCC and a subsidiary agreement known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. The United States is a party to the UNFCCC but did not ratify the Kyoto Protocol. Such negotiations have thus far not resulted in substantive changes that would affect domestic industrial sources in the United States, and it is uncertain whether an international agreement will be reached or what the terms of any such agreement would be. The EPA has also taken action under the CAA to regulate greenhouse gas emissions. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases.

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

Employees

As of December 31, 2013, we employed approximately 5,400 people, with approximately 83% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

Our executive officers as of February 24, 2014 and their respective ages and positions are as follows:

Name	Age	Position
Thomas M. “Roe” Patterson...............................................................................	39	President, Chief Executive Officer and Director
Alan Krenek.....................................................................................................	58	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James F. Newman.............................................................................................	49	Senior Vice President — Region Operations
William T. Dame...............................................................................................	53	Vice President — Pumping Services
Douglas B. Rogers.............................................................................................	50	Vice President — Marketing
James E. Tyner.................................................................................................	63	Vice President — Human Resources
Lanny T. Poldrack.............................................................................................	46	Vice President — Safety and Operations Support
John Cody Bissett............................................................................................	39	Vice President, Controller and Chief Accounting Officer
Brett J. Taylor...................................................................................................	41	Vice President — Equipment and Manufacturing

Set forth below is the description of the backgrounds of our executive officers.

Thomas M. “Roe” Patterson (President, Chief Executive Officer and Director) has 19 years of related industry experience. He was named our President and Chief Executive Officer and appointed as a Director in September 2013. Since joining Basic in 2006, he served in positions of increasing responsibility: as our Senior Vice President and Chief Operating Officer from April 2011 until September 2013, as a Senior Vice President from September 2008 until April 2011 and as a Vice President of various groups within Basic from February 2006 until September 2008. Prior to joining Basic, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 26 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. Prior to joining Basic, he held various financial management positions at Landmark Graphics Corp., Noble Corporation and Pool Energy Services Company. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a Certified Public Accountant.

James F. Newman (Senior Vice President — Regional Operations) has 29 years of related industry experience and has been our Senior Vice President, Region Operations since November 2013. He previously served as our Group Vice President — Permian Business Unit from April 2011 until September 2013 and has been a Group Vice President since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Professional Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

William T. Dame (Vice President — Pumping Services)  has 33 years of related industry experience. Mr. Dame joined Basic in 2003 and has served as our Vice President — Pumping Services since 2006. He previously served as our Vice President — PPW and RAFT Divisions from 2005 to 2006 and as a regional vice president from 2004 through 2005. Mr. Dame began his career in 1981 with Halliburton. From 1987 to 1997, he served as a vice president of Fleet Cementers, Inc., and from 1997 to 2003, he worked in various operational management positions at Plains Energy, Precision Drilling and New Force Energy Services. Mr. Dame attended Tarleton State University.

Douglas B. Rogers (Vice President — Marketing) has 31 years of related industry experience. He joined Basic in 2007 and serves as Vice President — Marketing after serving as Vice President-Contracts for the Drilling Division. Mr. Rogers was Vice President- Rocky Mountain Division for Patterson - UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson - UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.

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

Lanny T. Poldrack (Vice President — Safety and Operations Support) has 27 years of related industry experience. He has served as our Vice President — Safety and Operations Support since April 2011. From April 2009 to April 2011, he served as a Corporate Marketing Representative based in Houston, Texas. Prior to joining Basic, he spent 13 years at Cudd Energy Services where he held various technical sales and sales management positions for both well intervention and live well service divisions, the last 4 years of which he served as Business Development Manager for Cudd Well Control for both domestic and international operations in U.S., Canadian, Latin America, European, Middle Eastern and South East Asian markets. He began his oilfield career in West Texas as a technical field representative for Weatherford International, specializing in fishing and rental tools and hydraulic BOP systems. Mr. Poldrack graduated with an applied science degree from Odessa Junior College.

John Cody Bissett (Vice President, Controller and Chief Accounting Officer) has 12 years of related industry experience. He was appointed Basic’s Vice President, Controller and Chief Accounting Officer in March 2012. Mr. Bissett previously served as Basic’s Corporate Controller from July 2008 to March 2012 and as the Director of Financial Reporting from December 2007 to July 2008. Prior to joining Basic, Mr. Bissett was the Controller of Cap Rock Energy from November 2006 through December 2007, and previously held various roles in the accounting and finance function of Sirius Computer Solutions and the audit practice of KPMG LLP. Mr. Bissett graduated with an M.B.A. and a B.B.A. in Accounting from Angelo State University and is a Certified Public Accountant.

         Brett J. Taylor (Vice President — Manufacturing and Equipment) has 21 years of related industry experience. He has been our Vice President of Manufacturing and Equipment since June 2013. Prior to joining Basic, he was President of Taylor Industries, LLC in Tulsa, Oklahoma from 2010 to 2013. From 2009 to 2010, he served as Executive Vice President of Sales and Marketing at Serva Group Manufacturing.  Before that, Mr. Taylor held positions of increasing responsibilities at Taylor Industries over an 11-year span. His tenure at Taylor included the role of Consultant, President of Sales from 2008 to 2009, President of Taylor from 2003 to 2008, General Manager & Vice President of Business Development from 2001 to 2003, and Sales and Marketing Manager from 1997 to 1999. Mr. Taylor graduated with a Bachelor of Business Degree from the University of Oklahoma.

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

We have a Code of Conduct that applies to all of our directors, officers and employees. The Code of Conduct is available publicly on our website at www.basicenergyservices.com. Any waivers granted to directors or executive officers and any material amendments to our Code of Conduct will be posted promptly on our website and/or disclosed in a Current Report on Form 8-K.

The certifications by our Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 are filed as exhibits to this Annual Report on Form 10-K. We have also filed with the New York Stock Exchange the most recent Annual CEO Certification as required by Section 303A.12(a) of the New York Stock Exchange Listed Company Manual.

ITEM 1A.RISK FACTORS

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn. The industry returned to higher activity levels in 2011 and remained higher in during the first half of 2012, before another downturn in the second half of 2012 and remained stable in 2013. Adverse changes in capital markets and declines in prices for oil and natural gas experienced during 2008 and 2009 caused many oil and natural gas producers to announce reductions in capital budgets for future periods. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make reductions to capital budgets in the future even if oil prices remain at current levels or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

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

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $94.87, $94.11 and $ 97.91 per barrel in 2011, 2012 and 2013, respectively, and the Henry Hub Natural Gas Spot Price averaged $4.00,  $2.75 and $3.73 per Mcf for 2011, 2012 and 2013, respectively.

Competition within the well services industry may adversely affect our ability to market our services.

The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If market conditions in our oil-

oriented operating areas were to deteriorate or if adverse market conditions in our natural gas-oriented operating areas persist, utilization rates may decline.

We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment.  For the year ended December 31, 2013, we invested approximately $137.0 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2012, we invested approximately $171.4 million in cash for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. Please read “Liquidity and Capital Resources” for more information.

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

Our customers consist primarily of major and independent oil and gas companies. During 2013 and 2012, our top five customers accounted for 27% and 25%, respectively, of our revenues. However, no individual customer composed greater than 10% of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

Our operations are subject to inherent risks, some of which are beyond our control. These risks may be self-insured, or may not be fully covered under our insurance policies.

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craterings, fires and oil spills. These conditions can cause:

•personal injury or loss of life;

•damage to or destruction of property, equipment and the environment; and

•suspension of operations.

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

Our operations are also subject to the risk of cyber-attacks. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data, having our business operations interrupted, and increased costs to prevent, respond to, or mitigate cyber security attacks. These risks could have a material adverse effect on our business, consolidated results of operations, and consolidated financial condition.

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

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2013, our total debt was $888.1 million, including $1.5 million of premium, comprised of the aggregate principal amount due under our 7.75% Senior Notes due 2019 of $475.0 million, the aggregate principal amount due under our 7.75% Senior Notes due 2022 of $300.0 million and capital lease obligations in the aggregate amount of $111.6 million. There were no borrowings and $37.7 million of letters of credit outstanding under our $250.0 million revolving credit facility as of December 31, 2013. For the year ended December 31, 2013, we made cash interest payments totaling $62.6 million.

Our current and future indebtedness could have important consequences. For example, it could:

•impair our ability to make investments and obtain additional financing for working capital, capital expenditures, acquisitions or other general corporate purposes;

•limit our ability to use operating cash flow in other areas of our business because we must dedicate a substantial portion of these funds to make principal and interest payments on our indebtedness;

•make us more vulnerable to a downturn in our business, our industry or the economy in general as a substantial portion of our operating cash flow will be required to make principal and interest payments on our indebtedness, making it more difficult to react to changes in our business and in industry and market conditions;

•limit our ability to obtain additional financing that may be necessary to operate or expand our business;

•put us at a competitive disadvantage to competitors that have less debt; and

•increase our vulnerability to interest rate increases to the extent that we incur variable rate indebtedness.

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

Our Revolving Credit Facility and the indentures governing our 7.75% Senior Notes due 2019 and our 7.75% Senior Notes due 2022 each impose limitations on our ability to take various actions, such as:

•limitations on the incurrence of additional indebtedness;

•restrictions on mergers, sales or transfers of assets without the lenders’ consent; and

•limitations on dividends and distributions.

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

We depend to a large extent on the services of some of our executive officers. The loss of the services of Thomas M. “Roe” Patterson, our President and Chief Executive Officer, or other key personnel could disrupt our operations. Although we have entered into employment agreements with Mr. Patterson and our other executive officers that contain, among other provisions, non-compete agreements, we may not be able to enforce the non-compete provisions in the employment agreements.

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

Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services. Please read the risk factor above, “If oil and natural gas prices remain volatile, or if oil prices decline or natural gas prices remain low or decline further, the demand for our services could be adversely affected.”

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. On August 16, 2012 the EPA published rules that include standards to reduce methane emissions associated with oil and gas production. Federal changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2014. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.

Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our well servicing activities and could adversely affect our financial position, results of operations and cash flows.

We provide hydraulic fracturing and fluid handling services to our customers. Hydraulic fracturing is a commonly used process that involves injection of water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control (“UIC”) provisions of the federal Safe Drinking Water Act (“SDWA”) to exclude certain hydraulic fracturing practices from the definition of “underground injection.” The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and published proposed guidance relating to such practices in May 2012. In addition, repeal of the SDWA exclusion of hydraulic fracturing has been advocated by certain advocacy organizations and others in the public. Congress has considered bills to repeal the exemption for hydraulic fracturing from the SDWA, which would have the effect of allowing the EPA to promulgate new regulations and permitting requirements for hydraulic fracturing, and would require the disclosure of the chemical constituents of hydraulic fracturing fluids to a regulatory agency, which would make the information public via the internet. At the state level, several states in which we operate have adopted regulations requiring the disclosure of certain information regarding hydraulic fracturing fluids. Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA commenced a study of the potential environmental impacts of hydraulic fracturing and issued an update on December 21, 2012, with the final results expected in 2014. As the result of a separate study in Pavillion, Wyoming, the EPA issued a report in December 2011 that suggests a link between hydraulic fracturing and groundwater contamination in the area. An independent peer-reviewed process has been instituted to review the findings. The U.S. Department of the Interior has also announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. On April 13, 2012, the Department of Interior, the Department of Energy and the EPA issued a memorandum outlining a multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.

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

The federal Endangered Species Act, referred to as the “ESA,” and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. For instance, the Sand Dune Lizard, referred to as “Lizard,” a small lizard found in southeastern New Mexico and west Texas, an area where we provide a significant level of contract drilling services to oil and natural gas exploration and production operators, was proposed for listing as an endangered species under the ESA in December 2010 by the U.S. Fish & Wildlife Service, also referred to as the “FWS.”  In December 2013, FWS initiated a special rule that would exempt from regulation under the ESA activities harmful to the prairie-chicken if incidental to carrying out the state-developed range-wide lesser prairie-chicken conservation plan, in the event the species warrants listing as “threatened” under the ESA. In February 2014, FWS announced its intent to prepare a draft Environmental Impact Statement to evaluate the proposed

Stakeholder Conservation Strategy for the lesser prairie-chicken developed by the American Habitat Center. The sage grouse and certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.

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

As of February 24, 2014, DLJ Merchant Banking Partners III, L.P. and affiliated funds (“DLJ Merchant Banking”), which are managed by affiliates of Credit Suisse AG, a Swiss Bank, beneficially owned approximately 29% of our outstanding common stock. Accordingly, Credit Suisse is in a position to have a substantial influence on the outcome of matters requiring a stockholder vote, including the election of directors, adoption of amendments to our certificate of incorporation or bylaws or approval of transactions involving a change of control. The interests of Credit Suisse may differ from those of our other stockholders, and Credit Suisse may vote its common stock in a manner that may adversely affect our other stockholders.

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

Our certificate of incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions of our certificate of incorporation and bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:

•a classified board of directors, so that only approximately one third of our directors are elected each year;

•limitations on the removal of directors;

•the prohibition of stockholder action by written consent;

•limitations on the ability of our stockholders to call special meetings; and

•advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders.

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

ITEM 1B.UNRESOLVED STAFF COMMENTS

None.

ITEM  3.LEGAL PROCEEDINGS

From time to time, Basic is a party to litigation or other legal proceedings that Basic considers to be a part of the ordinary course of business. Basic is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in Note 7 of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.

ITEM 4.MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS.” The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2012 and 2013, respectively:

	High	Low
2012:
First Quarter	$21.86	$16.18
Second Quarter	$17.99	$8.71
Third Quarter	$13.67	$9.05
Fourth Quarter	$12.39	$8.96
2013:
First Quarter	$16.00	$11.63
Second Quarter	$14.51	$11.85
Third Quarter	$14.65	$11.30
Fourth Quarter	$16.80	$12.06

As February 24, 2014, we had 42,506,046 shares of common stock outstanding held by approximately 268 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2013:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans
Equity compensation plans approved by security holders	530,000	$ 18.15	2,851,280
Equity compensation plans not approved by security holders	—	—	—

Total	530,000	$ 18.15	2,851,280

(1)	Consists of the Basic Energy Services, Inc. Fifth Amended and Restated 2003 Incentive Plan (as amended effective May 22, 2013).

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2013 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
October 1 — October 31 (2)	2,544	$12.96	—	$23,089
November 1 — November 30 (2)	—	$—	—	$23,089
December 1 — December 31 (2)	704	$15.03	—	$23,089
Total	3,248	$13.41	—	$23,089

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

Performance Graph

The following is a line graph comparing cumulative, total shareholder return for the five years ended December 31, 2013 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Nabors Industries, Ltd. and Pioneer Energy Services.

The graph assumes investments of $100 on December 31, 2008 at the closing sale price, and the reinvestment of all dividends, if any.

The graph shall not be deemed incorporated by reference by any general statement incorporating by reference this report into any filing under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, except to the extent that the Company specifically incorporates this information by reference, and shall not otherwise be deemed filed under such Acts.

Comparison of Five Year Cumulative Total Return

Value of $100 Invested at December 31, 2008, December 31, 2009, December 31, 2010,

December 30, 2011, December 30, 2012 and December 31, 2013

T

	Basic Energy Services	Russell 2000 Index	Peer Group
December 31, 2008	$ 100.00	$ 100.00	$ 100.00
December 31, 2009	$ 68.25	$ 125.22	$ 181.15
December 31, 2010	$ 126.38	$ 156.90	$ 202.02
December 30, 2011	$ 151.07	$ 148.35	$ 169.39
December 31, 2012	$ 87.50	$ 170.06	$ 122.10
December 31, 2013	$ 121.01	$ 232.98	$ 143.29

The foregoing graph is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to the Regulations 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 under such Act.

ITEM 6.SELECTED FINANCIAL DATA

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

	Year Ended December 31,
	2013	2012 (a)	2011 (a)	2010 (a)	2009 (a)
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Completion and remedial services	$501,137	$586,070	$537,134	$261,436	$134,818
Fluid services	343,863	352,246	332,010	241,164	214,822
Well servicing	363,386	376,268	333,057	204,872	160,614
Contract drilling	54,518	60,300	41,054	20,767	16,373
Total revenues	1,262,904	1,374,884	1,243,255	728,239	526,627
Expenses:
Completion and remedial services	327,540	357,960	297,276	156,573	95,287
Fluid services	239,154	236,588	211,959	178,152	159,079
Well servicing	265,058	268,219	228,723	156,885	121,618
Contract drilling	36,336	39,817	28,154	15,250	13,604
General and administrative (b)	171,439	183,274	144,485	108,831	104,964
Depreciation and amortization	209,747	187,083	154,341	135,001	132,520
Loss on disposal of assets	2,873	3,334	447	2,856	2,650
Goodwill impairment	-	-	-	-	204,014
Total expenses	1,252,147	1,276,275	1,065,385	753,548	833,736
Operating income (loss)	10,757	98,609	177,870	(25,309)	(307,109)

Net interest expense	(67,154)	(62,355)	(52,299)	(46,368)	(32,386)
Loss on early extinguishment of debt	-	(7,942)	(49,366)	-	(3,481)
Bargain Purchase gain	-	910	-	1,772	-
Other income	743	627	525	499	1,198
Income (loss) from continuing operations before income taxes	(55,654)	29,849	76,730	(69,406)	(341,778)
Income tax (expense) benefit	19,725	(10,263)	(30,894)	25,174	87,711
Income (loss) from continuing operations	(35,929)	19,586	45,836	(44,232)	(254,067)

Net income (loss)	(35,929)	19,586	45,836	(44,232)	(254,067)
Net income (loss) available to common stockholders	$(35,929)	$19,586	$45,836	(44,232)	$(254,067)
Basic earnings (loss) per share of common stock:	$(0.89)	$0.48	$1.14	$(1.11)	$(6.40)
Diluted earnings (loss) per share of common stock:	$(0.89)	$0.47	$1.10	$(1.11)	$(6.40)
Other Financial Data:
Cash flows from operating activities	$165,588	$303,681	$279,455	$49,383	$89,205
Cash flows from investing activities	(139,686)	(250,762)	(419,967)	(97,879)	(62,864)
Cash flows from financing activities	(48,935)	3,188	171,052	(28,943)	(12,119)
Capital expenditures:
Acquisitions, net of cash acquired	21,467	84,939	218,347	50,278	7,816
Property and equipment	136,950	171,440	221,839	63,579	43,367

(a) As corrected for immaterial errors as discussed in the footnotes to our 2013 financial statements.
(b) Includes approximately $11,830, $12,855, $9,487, $6,027 and $5,214 of non-cash stock compensation expense for the years ended December 31, 2013, 2012, 2011, 2010 and 2009, respectively.

	As of December 31,
	2013	2012 (a)	2011 (a)	2010 (a)	2009 (a)
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$111,532	$134,565	$78,458	$47,918	125,357
Property and equipment, net	928,037	943,766	856,412	625,702	666,642
Total assets	1,543,339	1,599,006	1,462,352	1,031,342	1,041,451
Long-term debt	846,691	844,906	748,976	474,628	475,845
Stockholders' equity	345,287	372,410	357,668	299,683	338,217

(a) As corrected for immaterial errors as discussed in the footnotes to our 2013 financial statements.

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in 11 separate acquisitions from January 1, 2011 to December 31, 2013 for total consideration of $322.8 million. Our hydraulic horsepower capacity for pumping services increased from 142,000 at January 1, 2011 to 297,000 at December 31, 2013. Our weighted average number of fluid service trucks increased from 820 in the first quarter of 2011 to 986 in the fourth quarter of 2013. Our weighted average number of well servicing rigs increased from 412 in the first quarter of 2011 to 425 in the fourth quarter of 2013. Our weighted average number of drilling rigs increased from six in the first quarter of 2011 to 12 in the fourth quarter of 2013. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2013		2012		2011
Revenues:
Completion and remedial services	$ 501.1	40%	$ 586.1	43%	$ 537.1	43%
Fluid services	343.9	27%	352.2	26%	332.0	27%
Well servicing	363.4	29%	376.3	27%	333.1	27%
Contract drilling	54.5	4%	60.3	4%	41.1	3%
Total revenues	$ 1,262.9	100%	$ 1,374.9	100%	$ 1,243.3	100%

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

During 2010, oil prices remained relatively stable following the increase in prices experienced during 2009. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable during the last months of 2011 and throughout 2012 and 2013. This trend in oil prices has caused utilization and pricing for our services to stabilize in our oil-based operating areas, while utilization and pricing for our services in our natural gas-based operating areas remained depressed throughout 2013 due to low natural gas prices. This extended low level of natural gas pricing has caused overcapacity and pricing pressure on all service lines, as the majority of the equipment in the North American market has been focused in oil-dominated areas.

Our revenues generally declined in 2013, primarily due to significant competition and rate pressure across all segments and geographies. This decline was most notable in our completion and remedial services segment. These declines were somewhat offset by increased fluid services activity, particularly with the addition of 10 salt water disposal facilities and 48 fluid service trucks during the year. We anticipate our customer base to begin their 2014 capital programs early in the year, and expect higher activity levels in 2014 accordingly. We also continue to anticipate high levels of competitive service capacity and wage competition through 2014. As the year progresses, we expect the higher levels of activity and wage pressure to create an environment in which pricing may increase. In some of our markets, overall service capacity may come into balance with activity levels to the extent where pricing may more than offset increases in wages and direct cost, allowing for modest incremental margin improvement.

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

We believe that the most important performance measures for our business segments are as follows:

•Completion and Remedial Services — segment profits as a percent of revenues;

•Fluid Services — trucking hours, revenue per truck, segment profits per truck and segment profits as a percent of revenues;

•Well Servicing — rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues; and

•Contract Drilling — rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see “Segment Overview” below.

Recent Strategic Acquisitions and Expansions

During the period from 2011 through 2013, we grew through acquisitions and capital expenditures. During 2011, we completed four acquisitions, of which the Maverick Companies was considered significant. During 2012, we completed four acquisitions, none of which were considered significant. During 2013, we completed three acquisitions that complemented our existing business segments, none of which were considered significant.

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

Selected 2011 Acquisitions

During 2011, we made four acquisitions that complemented our existing business segments. These included, among others:

The Maverick Companies

On July 8, 2011, we acquired all the equity interests of Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing Services, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively, the “Maverick Companies”) for total consideration of $186.3 million in cash. This acquisition has been included in our completion and remedial services segment.

Selected 2012 Acquisitions

During 2012, we made four acquisitions that complemented our existing business segments. These included, among others:

Surface Stac, Inc.

On May 15, 2012, we acquired substantially all of the assets of Surface Stac, Inc for total consideration of $23.2 million in cash. This acquisition has been included in our completion and remedial services segment.

Salt Water Disposal of North Dakota LLC

On December 19, 2012, we acquired substantially all of the assets of Salt Water Disposal of North Dakota LLC for total consideration of $43.2 million in cash. This acquisition has been included in our fluid services segment.

Selected 2013 Acquisitions

During 2013, we made three acquisitions that complemented our existing business segments. These included, among others:

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC

On February 16, 2013, we acquired all of the assets of Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC for total cash consideration of $13.0 million. This acquisition has been included in our fluid services segment.

Segment Overview

Completion and Remedial Services

In 2013, our completion and remedial services segment represented 40% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 297,000 horsepower at December 31, 2013, compared to 291,000 horsepower and 271,000 horsepower at December 31, 2012 and December 31, 2011, respectively.

Our rental and fishing tool business operates 23 rental and fishing tool stores in selected markets as of December 31, 2013.

Our snubbing services operate 37 units throughout our geographic footprint as of December 31, 2013. We entered the snubbing business in 2009 with the acquisition of Team Snubbing Services, which operated in Arkansas. We further expanded our snubbing business in 2010 through the acquisition of Platinum Pressure Services, Inc., which operated in Texas, Oklahoma, Arkansas, Louisiana and Pennsylvania.

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

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2011, 2012 and 2013 (dollars in thousands):

		Segment
Completion & Remedial	Revenues	Profits %
2011:
First Quarter	$ 97,507	44%
Second Quarter	$ 121,807	44%
Third Quarter	$ 157,121	46%
Fourth Quarter	$ 160,699	45%
Full Year	$ 537,134	45%
2012:
First Quarter	$ 164,420	41%
Second Quarter	$ 156,560	41%
Third Quarter	$ 143,348	39%
Fourth Quarter	$ 121,742	34%
Full Year	$ 586,070	39%
2013:
First Quarter	$ 118,361	33%
Second Quarter	$ 132,216	35%
Third Quarter	$ 127,119	35%
Fourth Quarter	$ 123,441	35%
Full Year	$ 501,137	35%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

Fluid Services

In 2013, our fluid services segment represented 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as frac water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2011, 2012 and 2013 (dollars in thousands):

	Weighted Average		Revenue Per	Segment Profits
	Number of Fluid		Fluid Service	Per Fluid	Segment
Fluid Services	Service Trucks	Truck Hours	Truck	Service Truck	Profits %
2011:
First Quarter	820	494,700	$ 88	$ 29	33%
Second Quarter	837	525,700	$ 97	$ 36	37%
Third Quarter	869	563,900	$ 101	$ 38	37%
Fourth Quarter	875	570,800	$ 104	$ 38	37%
Full Year	850	2,155,100	$ 391	$ 141	36%
2012:
First Quarter	900	580,700	$ 106	$ 36	34%
Second Quarter	918	552,400	$ 99	$ 35	36%
Third Quarter	931	551,600	$ 91	$ 29	32%
Fourth Quarter	954	555,200	$ 86	$ 25	29%
Full Year	926	2,239,900	$ 380	$ 125	33%
2013:
First Quarter	972	555,600	$ 88	$ 27	31%
Second Quarter	972	568,500	$ 88	$ 27	31%
Third Quarter	970	578,900	$ 89	$ 27	31%
Fourth Quarter	986	579,400	$ 89	$ 26	29%
Full Year	975	2,282,400	$ 353	$ 107	30%

We gauge activity levels in our fluid services segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.

Well Servicing

In 2013, our well servicing segment represented 29% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

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

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2011, 2012 and 2013. The revenues do not include revenues associated with rig manufacturing operations:

	Weighted Average		Rig	Revenue	Profits
	Number of	Rig	Utilization	Per Rig	Per Rig	Segment
Well Service	Rigs	Hours	Rate	Hour	Hour	Profits %
2011:
First Quarter	412	184,700	62.7%	$ 356	$ 105	30%
Second Quarter	412	205,700	69.8%	$ 376	$ 122	32%
Third Quarter	415	222,100	74.8%	$ 386	$ 117	31%
Fourth Quarter	417	217,100	72.8%	$ 398	$ 132	33%
Full Year	414	829,600	70.1%	$ 380	$ 119	31%
2012:
First Quarter	423	231,300	76.5%	$ 393	$ 117	30%
Second Quarter	431	232,500	75.4%	$ 399	$ 111	27%
Third Quarter	431	226,400	73.5%	$ 402	$ 124	30%
Fourth Quarter	429	203,000	66.2%	$ 393	$ 108	27%
YTD 2012	429	893,200	72.9%	$ 397	$ 115	29%
2013:
First Quarter	425	210,800	69.4%	$ 399	$ 117	30%
Second Quarter	425	223,900	73.7%	$ 408	$ 111	27%
Third Quarter	425	227,100	74.7%	$ 404	$ 124	30%
Fourth Quarter	425	199,400	65.6%	$ 404	$ 113	27%
YTD 2012	425	861,200	70.9%	$ 404	$ 114	27%

We gauge activity levels in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.

Contract Drilling

In 2013, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

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

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2011, 2012 and 2013 (dollars in thousands):

	Weighted Average	Rig		Profits
	Number	Operating	Revenue	(Loss)	Segment
Contract Drilling	of Rigs	Days	Per Day	Per Day	Profits %
2011:
First Quarter	6	522	$ 13,500	$ 4,900	36%
Second Quarter	10	714	$ 13,700	$ 3,300	24%
Third Quarter	10	802	$ 14,600	$ 4,700	32%
Fourth Quarter	10	851	$ 14,700	$ 5,000	34%
Full Year	9	2,889	$ 14,200	$ 4,500	31%
2012:
First Quarter	12	967	$ 15,800	$ 5,200	33%
Second Quarter	12	1,007	$ 15,500	$ 5,800	37%
Third Quarter	12	957	$ 15,800	$ 5,300	34%
Fourth Quarter	12	892	$ 16,000	$ 5,100	32%
Full Year	12	3,823	$ 15,800	$ 5,300	34%
2013:
First Quarter	12	850	$ 16,500	$ 5,700	25%
Second Quarter	12	846	$ 16,500	$ 5,000	30%
Third Quarter	12	833	$ 16,500	$ 5,500	34%
Fourth Quarter	12	781	$ 16,400	$ 5,800	35%
Full Year	12	3,310	$ 16,500	$ 5,500	33%

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

Impairments.    We review our assets for impairment at a minimum annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s carrying amount. When impairment is identified and fair value is less than carrying value, an impairment charge is recorded to income based on an estimate of future cash flows on a discounted basis.

Self-Insured Risk Accruals.    We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain of our 24-hour workover rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $5 million, $1 million, and $350,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.

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

Impairment of Goodwill.    Goodwill is not amortized. We assess impairment of goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less that its carrying value is allowed but not required. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is performed. In the two-step test, first, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.  It is possible, depending upon a number of factors that are not determinable at this time or within the control of the Company, that the fair value of any reporting unit could decrease in the future and result in an impairment to goodwill.

Allowance for Doubtful Accounts.    We estimate our allowance for doubtful accounts based on an analysis of historical collection activity and specific identification of overdue accounts. Factors that may affect this estimate include (1) changes in the financial positions of significant customers and (2) a decline in commodity prices that could affect the entire customer base.

Litigation and Self-Insured Risk Reserves.    We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigation and insured claims could differ significantly from estimated amounts. As discussed in “ Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on certain assumptions developed using third-party data and historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon actual claim settlements and reported claims.

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

Stock-Based Compensation.    We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2011, 2012 and 2013 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. For performance-based restricted stock awards, compensation expense is recognized in our financial statements based on their grant date fair value. We utilize (i) the closing stock price on the date of the grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options have not been issued since 2007 but are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Results of Operations

The results of operations between periods may not be comparable, primarily due to fluctuations in the oil and natural gas industry throughout 2011, 2012 and 2013, as well as the Company’s growth in asset base during 2011 and 2012. The asset base slightly decreased during 2013.

Year Ended December 31, 2013 Compared to Year Ended December 31, 2012

Revenues.    Revenues decreased by 8% to $1.3 billion in 2013 from $1.4 billion in 2012. This decrease was primarily due to relatively flat demand by our customers for our services and increased competition, which affected the rates we can charge for services.

Completion and remedial services revenues decreased by 14% % to $501.1 million in 2013 as compared to $586.1 million in 2012. The decrease in revenue between these periods was primarily due to lower pumping revenues driven by lower pricing for our services caused by high levels of competition. Total hydraulic horsepower was 297,000 and 291,000 at December 31, 2013 and December 31, 2012, respectively.

Fluid services revenues decreased by 2% to $343.9 million in 2013 compared to $352.2 million in 2012.  This decrease was partially offset by an increase in our truck fleet in 2013. Revenue per fluid service truck decreased 7% to $353,000 in 2013 compared to $380,000 in 2012, due to the competitive market and pricing for our services and lower non-trucking revenues such as frac tank rentals and construction revenues.  Our weighted average number of fluid service trucks increased 5% to 975 in 2013 from 926 in 2012,  which reflects the expansion of our truck fleet.

Well servicing revenues decreased by 3% to $363.4 million in 2013 compared to $376.3 million in 2012. This decrease in revenue was due to the decrease in rig utilization to 71% during 2013 from 73% during 2012, reflecting the competitive market in oil-dominated areas. Our weighted average number of well servicing rigs decreased to 425 during 2013 compared to 429 in 2012. We experienced an increase of 2% in revenue per rig hour to $ 404  during 2013 from $397 during 2012, due to increased revenues from plugging and abandonment units and barge rigs, which both work for higher rates than workover rigs.

Contract drilling revenues decreased by 10% to $54.5 million in 2013 compared to $60.3 million in 2012. The number of rig operating days decreased to 3,310 in 2013 compared to 3,823 in 2012, resulting in a decrease in rig utilization from 87% in 2012 to 76% in 2013.  The decrease was driven by inconsistent utilization in the 1000-horsepower vertical drilling market during 2013. The average revenue per rig day increased from $15,800 in 2012 to $16,500 in 2013 due to higher utilization of our larger horsepower rigs.

Direct Operating Expenses.    Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, decreased by 4% to $868.1 million in 2013 from $902.6 million in 2012. This decrease was due to the lower activity levels in all of our segments.

Direct operating expenses for the completion and remedial services segment decreased by  8% to $327.5 million in 2013 as compared to $358.0 million in 2012, due primarily to decreased activity levels. Segment profits decreased to 35% of revenues in 2013 compared to 39% in 2012, due to a decrease in pricing for our services, caused by increased competition in all operating areas, with relatively flat direct costs.

Direct operating expenses for the fluid services segment increased by 1% to $239.2 million in 2013 as compared to $236.6 million in 2012. Segment profits were 30% of revenues in 2013 and 33% of revenues in 2012, due to decreases in pricing for our trucking services, lower frac tank rentals, and increased fuel and propane prices in 2013.

Direct operating expenses for the well servicing segment decreased by 1% to $265.1 million in 2013 as compared to $268.2 million in 2012, due primarily to the 4% decrease in rig hours to 861,200 in 2013 from 893,200 in 2012. Segment profits decreased to 27% of revenues in 2013 compared to 29% in 2012, due to lower operating activity.

Direct operating expenses for the contract drilling segment decreased by 9% to $36.3 million in 2013 as compared to $39.8 million in 2012. Segment profits were 33% of revenues in 2013 compared to 34% in 2012.

General and Administrative Expenses.    General and administrative expenses decreased by 6% to $171.4 million in 2013 from $183.3 million in 2012. The decrease was primarily due to decreased personnel and incentive compensation costs of $7.1 million in 2013 from 2012, primarily due to relocation cost. The relocation costs, including employee-related relocation costs, were approximately $7.9 million in 2012. In 2012 and 2013, we also expensed $6.7 million and $2.1 million, respectively, for a Texas sales and use tax assessment which was paid out in 2013. In July 2013, we expensed $8.0 million related to a settlement of a case stemming from an accident that occurred in 2008. G&A expense included $11.8 million and $12.9 million of stock-based compensation expense in 2013 and 2012, respectively.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $209.7 million in 2013, as compared to $187.1 million in 2012, reflecting the increase in the size of and investment in our asset base. We invested $21.5 million for acquisitions, $50.6 million for capital leases and an additional $137.0 million for cash capital expenditures in 2013.

Loss on Early Extinguishment of Debt.    In the fourth quarter of 2012, we recorded a charge of $7.9 million for the retirement of our $225.0 million 7.125% senior notes due 2016 issued in April 2006.

Interest Expense.    Interest expense increased by 8% to $67.2 million in 2013 from $62.4 million in 2012. The increased expense was due to a full year impact of interest expense for the issuance of $300.0 million of 7.75% senior notes due 2022 in the fourth quarter of 2012.

Income Tax Expense.    Income tax benefit of $19.7 million in 2013, as compared to tax expense of $10.9 million in 2012. Our effective tax rate was approximately 35%  in 2013 and 34% in 2012.

Year Ended December 31, 2012 Compared to Year Ended December 31, 2011

Revenues.    Revenues increased by 17% to $1.4 billion in 2012 from $1.2 billion in 2011. This increase was primarily due to the recovery of the oil and gas industry in 2011 and overall stabilization through most of 2012, notwithstanding lower natural gas commodity prices. Our acquisitions in the second half of 2011 and during 2012 also increased our revenues, with the Maverick Companies acquisition in the third quarter of 2011 adding incremental revenue of $68.4 million in 2012.

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

General and Administrative Expenses.    General and administrative (G&A) expenses increased by 27% to $183.3 million in 2012 from $144.5 million in 2011. The increase was primarily due to increased personnel and incentive compensation costs, including payroll taxes, the relocation of our corporate headquarters in the second half of 2012 and the full-year effect of the general and administrative expense from the Maverick Companies acquisition that was completed in July 2011. We estimated that relocation costs, including employee-related relocation costs, were approximately $7.9 million. The Texas sales and use tax assessment also increased general and administrative expenses by $6.7 million. G&A expense included $12.9 million and $9.5 million of stock-based compensation expense in 2012 and 2011, respectively.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $187.1 million in 2012, as compared to $154.3 million in 2011, reflecting the increase in the size of and investment in our asset base. We invested $84.9 million for acquisitions, $67.2 million for capital leases and an additional $171.4 million for cash capital expenditures in 2012.

Loss on Early Extinguishment of Debt.    In the fourth quarter of 2012, we recorded a charge of $7.9 million for the retirement of our $225.0 million 7.125% senior notes due 2016 issued in April 2006. In 2011, we recorded a loss of $49.4 million for the retirement of our $225.0 million 11.625% senior secured notes and the retirement of our previous $30.0 million revolving credit facility.

Interest Expense.    Interest expense increased by 16% to $62.4 million in 2012 from $53.9 million in 2011. The increased expense was due to a full year impact of interest expense for the issuance of an aggregate of $475.0 million of 7.75% senior notes due 2019 in the first half of 2011 and the issuance of $300.0 million of 7.75% senior notes due 2022 in the fourth quarter of 2012.

Income Tax Expense.  Income tax expense was $10.3 million in 2012, as compared to a tax expense of $30.9 million in 2011. Our effective tax rate was approximately 34% in 2012 and our effective tax rate was approximately 40% in 2011. The decrease in the effective tax rate was primarily due to a $1.9 million tax refund from the state of Texas in 2012 and a charge associated with the redemption of 11.625% senior secured notes in 2011.

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations and utilization of capital leases and our $250.0 million revolving credit facility. As of December 31, 2013, we had cash and cash equivalents of $111.5 million compared to $134.6 million as of December 31, 2012. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $165.6 million for the year ended December 31, 2013 as compared to $303.7 million in 2012 and $279.5 million in 2011.  The decrease in 2013 was primarily due to a decrease in operating income and a decrease in deferred tax liability due to decreased profitability and a decrease in accounts payable. The increase in 2012 was due primarily to the collection of accounts receivable generated in prior periods and an increase in the deferred tax liability partially offset by an increase in income tax payable due to increased profitability.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) for 2013 were $158.4 million as compared to $256.4 million in 2012, and $440.2 million in 2011. Cash capital expenditures decreased in 2013 from 2012 due to the decrease in acquisitions to $21.5 million from $85.0 million in 2012. Cash capital expenditures decreased in 2012 from 2011 due to the decrease in acquisitions from $218.3 million in 2011 to $84.9 million in 2012. Through our capital lease program, we also added assets of approximately $50.6 million, $67.2 million and $57.7 million in 2013, 2012 and 2011, respectively.

In 2014, we have currently planned capital expenditures of approximately $150 million and capital leases of $55 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, our $250.0 million revolving credit facility, the ability to enter into capital leases and a cash balance of $111.5 million at December 31, 2013. In 2013, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2013 (in thousands):

	Obligations Due in
	Periods Ended December 31,
Contractual Obligations	Total	2014	2015-2016	2017-2018	Thereafter
Long-term debt (excluding capital leases)	$ 775,000	$ -	$ -	$ -	$ 775,000
Interest on long-term debt	430,125	60,063	120,125	120,125	129,812
Capital leases	111,626	41,394	56,953	13,164	115
Operating leases	34,315	9,130	12,965	4,216	8,004
Other long-term liabilities	5,831	633	1,879	899	2,420
Total	$ 1,356,897	$ 111,220	$ 191,922	$ 138,404	$ 915,351

Our long-term debt as of December 31, 2013, excluding capital leases, consisted of our $300.0 million 7.75% Senior Notes due 2022 and our $475.0 million 7.75% Senior Notes due 2019. Interest on long-term debt relates to our future contractual interest obligations on our Senior Notes. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.

7.75% Senior Notes due 2019

On February 15, 2011, we issued $275.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $200.0 million aggregate principal amount of 2019 Notes,  resulting in outstanding 2019 Notes with an aggregate principal amount of $475.0 million. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of our current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (1) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.75% Senior Notes due 2022 and the related guarantees, and (2) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2019 Notes and guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

The purchase price for the $275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. We received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. We used a portion of the net proceeds from the February 2011 offering to fund our tender offer and consent solicitation for our 11.625% Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer. We used the net proceeds from the June 2011 offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

The 2019 Notes and guarantees were issued pursuant to an indenture dated as of February 15, 2011 (the “2019 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, N.A., as trustee. Interest on the 2019 Notes accrues from and including February 15, 2011 at a rate of 7.75% per year. Interest on the 2019 Notes is payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Notes mature on February 15, 2019.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2013, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

At any time before February 15, 2014, we, at our option, may redeem up to 35% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•at least 65% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

 7.75% Senior Notes due 2022

On October 16, 2012, we issued $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of our current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (1) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 2019 Notes and the related guarantees, and (2) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2022 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 7.125% Senior Notes due 2016 (The “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications set forth in the 2022 Indenture.  At December 31, 2013, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

•such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of December 31, 2013, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder  to $250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes. On August 29, 2013, we further amended the Credit Agreement to amend the required leverage ratios.

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

The Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit our ability and the ability of certain of our subsidiaries to:

•incur indebtedness;

•grant liens;

•enter into sale and leaseback transactions;

•make loans, capital expenditures, acquisitions and investments;

•change the nature of business;

•acquire or sell assets or consolidate or merge with or into other companies;

•declare or pay dividends;

•enter into transactions with affiliates;

•enter into burdensome agreements;

•prepay, redeem or modify or terminate other indebtedness;

•change accounting policies and reporting practices; and

•amend organizational documents.

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

We had no borrowings and $38.0 million of letters of credit outstanding under the Credit Agreement as of December 31, 2013, giving us $212.0 million of available borrowing capacity. At December 31, 2013, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC requires us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of December 31, 2013, we had total capital leases of approximately $111.6 million.

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

Preferred Stock

At December 31, 2013 and December 31, 2012, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of December 31, 2013, we had approximately $121.3 million of NOL carryforwards.

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

   In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist.” ASU 2013-11 reduces diversity in proactive by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 becomes effective for Basic on January 1, 2014 and Basic does not believe it will have a material impact on its consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2013, we had no borrowings outstanding under any agreements with market risk sensitive instruments, and were not party to any other material market risk sensitive instruments.

ITEM 8.FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Basic Energy Services, Inc.

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Management’s Report on Internal Control Over Financial Reporting.....................................................................................................................	45
Reports of Independent Registered Public Accounting Firm.................................................................................................................................	46
Consolidated Balance Sheets as of December 31, 2013 and 2012.........................................................................................................................	48
Consolidated Statements of Operations and Comprehensive Income (Loss) for the years ended December 31, 2013, 2012 and 2011...............................	49
Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2013, 2012 and 2011...................................................................	50
Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011...............................................................................	51
Notes to Consolidated Financial Statements.......................................................................................................................................................	52

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2013, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC, Petroleum Water Solutions, LLC, and Karnes Water Management, LLC (collectively, the “Acquisitions”) during 2013, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, the Acquisitions’ internal control over financial reporting associated with total assets of $21.5 million and total revenues of $10.6 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2013.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ Thomas M. Patterson	/s/ Alan Krenek
Thomas M. Patterson	Alan Krenek
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Basic Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basic Energy Services, Inc. acquired Atlas Environmental Consulting, Inc., Atlas Oilfield Construction Company, LLC., Petroleum Water Solutions, LLC, and Karnes Water Management, LLC (collectively, the “Acquisitions”) during 2013, and management excluded from its assessment of the effectiveness of Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2013, the Acquisitions’ internal control over financial reporting associated with total assets of $21.5 million and total revenues of $10.6 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2013. Our audit of internal control over financial reporting of Basic Energy Services, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2013,  and our report dated February 24, 2014 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 24, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services Inc. and subsidiaries as of December 31, 2013 and 2012, and the related consolidated statements of operations and comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2013. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedules based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2014 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 24, 2014

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2013	2012
		(See Note 1)
ASSETS
Current assets:
Cash and cash equivalents	$111,532	$134,565
Trade accounts receivable, net of allowance of $3,675 and $2,780, respectively	204,394	209,100
Accounts receivable - related parties	50	52
Income tax receivable	3,475	2,553
Inventories	34,240	40,230
Prepaid expenses	9,597	8,796
Other current assets	8,289	13,891
Deferred tax assets	31,436	32,201
Total current assets	403,013	441,388
Property and equipment, net	928,037	943,766
Deferred debt costs, net of amortization	16,145	18,733
Goodwill	110,914	105,836
Other intangible assets, net of amortization	77,555	82,762
Other assets	7,675	6,521
Total assets	$1,543,339	$1,599,006
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$45,508	$61,740
Accrued expenses	77,058	81,076
Current portion of long-term debt	41,394	38,235
Other current liabilities	688	306
Total current liabilities	164,648	181,357
Long-term debt, net of discount or premium on notes of $1,459 and $1,683 at December 31, 2013 and 2012, respectively	846,691	844,906
Deferred tax liabilities	164,306	185,101
Other long-term liabilities	22,407	15,232
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2013 and December 31, 2012, respectively	-	-
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,226,088 shares outstanding at December 31, 2013; and 43,500,032 shares issued and 41,721,229 shares outstanding at December 31, 2012	435	435
Additional paid-in capital	363,674	359,160
Retained earnings (deficit)	(6,726)	29,203
Treasury stock, at cost 1,273,944 and 1,778,803 shares at December 31, 2013 and 2012, respectively	(12,096)	(16,388)
Total stockholders' equity	345,287	372,410
Total liabilities and stockholder's equity	$1,543,339	$1,599,006

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Dollars in thousands, except per share amounts)

	Years ended December 31
	2013	2012	2011
		(See Note 1)	(See Note 1)
Revenues:
Completion and remedial services	$501,137	$586,070	$537,134
Fluid services	343,863	352,246	332,010
Well servicing	363,386	376,268	333,057
Contract drilling	54,518	60,300	41,054
Total revenues	1,262,904	1,374,884	1,243,255

Expenses:
Completion and remedial services	327,540	357,960	297,276
Fluid services	239,154	236,588	211,959
Well servicing	265,058	268,219	228,723
Contract drilling	36,336	39,817	28,154
General and administrative, including stock-based compensation of $11,830, $12,855 and $9,487 in 2013, 2012 and 2011 respectively	171,439	183,274	144,485
Depreciation and amortization	209,747	187,083	154,341
Loss on disposal of assets	2,873	3,334	447
Total expenses	1,252,147	1,276,275	1,065,385
Operating income	10,757	98,609	177,870
Other income (expense):
Interest expense	(67,207)	(62,438)	(53,886)
Interest income	53	83	1,587
Gain on bargain purchase	-	910	-
Loss on early extinguishment of debt	-	(7,942)	(49,366)
Other income	743	627	525
Income (loss) from continuing operations before income taxes	(55,654)	29,849	76,730
Income tax benefit (expense)	19,725	(10,263)	(30,894)
Net income (loss) available to common stockholders	$(35,929)	$19,586	$45,836

Basic earnings (loss) per share of common stock:
Net income (loss) available to common stockholders	$(0.89)	$0.48	$1.14

Diluted earnings (loss) per share of common stock:
Net income (loss) available to common stockholders	$(0.89)	$0.47	$1.10

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balance - December 31, 2010 (See Note 1)	42,394,809	$424	$336,402	$(6,884)	$(30,259)	$299,683

Issuances of restricted stock	-	-	(32)	5,783	(5,751)	-
Amortization of share based compensation	-	-	9,487	-	-	9,487
Purchase of treasury stock	-	-	-	(1,872)	-	(1,872)
Exercise of stock options	136,000	1	1,769	2,973	(209)	4,534
Net loss	-	-	-	-	45,836	45,836
Balance - December 31, 2011 (See Note 1)	42,530,809	425	347,626	-	9,617	357,668
Issuances of restricted stock	969,223	10	(526)	516	-	-
Amortization of share based compensation	-	-	12,855	-	-	12,855
Purchase of treasury stock	-	-	-	(18,497)	-	(18,497)
Exercise of stock options / vesting of restricted
stock	-	-	(795)	1,593	-	798
Net income	-	-	-	-	19,586	19,586
Balance - December 31, 2012 (See Note 1)	43,500,032	435	359,160	(16,388)	29,203	372,410
Issuances of restricted stock	-	-	(6,751)	6,751	-	-
Amortization of share based compensation	-	-	11,830	-	-	11,830
Purchase of treasury stock	-	-	-	(3,605)	-	(3,605)
Exercise of stock options / vesting of restricted
stock	-	-	(565)	1,146	-	581
Net income	-	-	-	-	(35,929)	(35,929)
Balance - December 31, 2013	43,500,032	$435	$363,674	$(12,096)	$(6,726)	$345,287

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2013	2012	2011
		(See Note 1)	(See Note 1)
Cash flows from operating activities:
Net income (loss)	$(35,929)	$19,586	$45,836
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	209,747	187,083	154,341
Gain on bargain purchase	-	(910)	-
Accretion on asset retirement obligation	112	110	124
Change in allowance for doubtful accounts	895	1,550	(1,848)
Amortization of deferred financing costs	3,102	2,831	2,349
Amortization of discount or (premium) on notes	(224)	(208)	6,385
Non-cash compensation	11,830	13,752	9,487
Loss on early extinguishment of debt (non-cash)	-	1,839	3,940
Payment of Premium and Consent for Senior Secured Notes	-	6,118	36,179
Loss on disposal of assets	2,873	3,334	447
Deferred income taxes	(20,030)	10,927	29,801
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,813	49,246	(88,863)
Inventories	5,990	(5,267)	(12,057)
Prepaid expenses and other current assets	(1,046)	564	(1,344)
Other assets	(1,154)	927	(2,853)
Accounts payable	(16,232)	4,720	12,140
Income tax receivable	(922)	(2,239)	79,166
Other liabilities	6,767	1,762	(6,665)
Accrued expenses	(4,004)	7,956	12,890
Net cash provided by operating activities	165,588	303,681	279,455
Cash flows from investing activities:
Purchase of property and equipment	(136,950)	(171,440)	(221,839)
Purchase of mutual fund	-	(5,635)	-
Proceeds from sale of assets	19,863	12,069	20,843
Payments for other long-term assets	(1,132)	(817)	(624)
Payments for businesses, net of cash acquired	(21,467)	(84,939)	(218,347)
Net cash used in investing activities	(139,686)	(250,762)	(419,967)
Cash flows from financing activities:
Proceeds from debt	-	300,000	498,850
Payments of debt	(45,397)	(266,949)	(278,696)
Premium on retirement of secured notes	-	(6,118)	(36,179)
Purchase of treasury stock	(3,605)	(18,497)	(1,872)
Tax withholding from exercise of stock options	(200)	(142)	(3,175)
Exercise of employee stock options	781	940	7,709
Deferred loan costs and other financing activities	(514)	(6,046)	(15,585)
Net cash provided by or (used) in financing activities	(48,935)	3,188	171,052
Net increase in cash and equivalents	(23,033)	56,107	30,540
Cash and cash equivalents - beginning of year	134,565	78,458	47,918
Cash and cash equivalents - end of year	$111,532	$134,565	$78,458

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2013, 2012, and 2011

1.Nature of Operations

Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and wellsite construction services, well servicing and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Pennsylvania, West Virginia, Ohio, Wyoming, North Dakota, Colorado, Utah, Montana, and Kentucky.

Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments are based on management’s resource allocation and performance assessment in making decisions regarding the Company.

Revision of prior period financial statements and out-of-period adjustments

During the year ended December 31, 2013, we identified and corrected immaterial errors that originated in prior periods. We assessed the materiality of the errors in accordance with the SEC guidance on considering the effects of prior period misstatements based on an analysis of quantitative and qualitative factors. Based on this analysis, we determined that the errors were immaterial to each of the prior reporting periods affected. However, we have concluded that correcting the errors in our 2013 financial statements would materially understate results for the year ending December 31, 2013. Accordingly, we have reflected the correction of these prior period errors in the periods in which they originated and revised our consolidated balance sheet for the year ended December 31, 2012, our consolidated statement of operations and comprehensive income (loss), our consolidated statement of equity, and our consolidated statement of cash flows for the years ended December 31, 2012 and 2011.

These errors consisted mainly of individual deferred compensation plans and compensation expense related to share-based payments that should have been recorded in prior periods for retirement eligible employees. At December 31, 2010, retained deficit was reported as $27.5 million and was revised to $30.3 million. The effect of the immaterial corrections on the consolidated balance sheet as of December 31, 2012 are as follows (in thousands):

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

The effect of the corrections on the Company’s consolidated statements of operations and comprehensive income for the years ended December 31, 2012 and 2011 are as follows:

	As Reported	Correction	As Revised
December 31, 2012
Total revenues	$1,374,884	$—	$1,374,884
Total expenses	1,274,343	1,932	1,276,275
Operating income	100,541	(1,932)	98,609
Income (loss) from continuing operations before income taxes	31,781	(1,932)	29,849
Net income (loss)	$20,854	$(1,268)	$19,586

	As Reported	Correction	As Revised
December 31, 2011
Total revenues	$1,243,255	$—	$1,243,255
Total expenses	1,063,164	2,221	1,065,385
Operating income	180,091	(2,221)	177,870
Income (loss) from continuing operations before income taxes	78,951	(2,221)	76,730
Net income (loss)	47,163	(1,327)	45,836

2.Summary of Significant Accounting Policies

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

•  Allowance for doubtful accounts

•Litigation and self-insured risk reserves

•  Fair value of assets acquired and liabilities assumed

•Stock-based compensation

•  Income taxes

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

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2013 and 2012. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

Cash and cash equivalents, restricted cash, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses: These carrying amounts approximate fair value because of the short maturity of these instruments.

	December 31, 2013		December 31, 2012
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
Mutual Funds	$-	$-	$5,635	$5,594
7.75% Senior Notes due 2019, excluding premium	475,000	496,375	475,000	472,625
7.75% Senior Notes due 2022, excluding premium	300,000	309,750	300,000	292,500

Mutual Funds: The fair value of our mutual funds is based on matrix pricing at December 31, 2012. Matrix pricing is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities

7.75% Senior Notes due 2019, and 7.75% Senior Notes due 2022: The fair value of our long-term notes is based upon the quoted market prices at December 31, 2013 and December 31, 2012.

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

Buildings and improvements	20-30 years
Well service units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Frac/test tanks	10 years
Pumping equipment	5-10 years
Construction equipment	3-10 years
Contract drilling equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	2-15 years
Aircraft	5 years
Software and computers	3 years

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

Deferred debt costs were approximately $23.2 million net of accumulated amortization of $7.2 million, and $22.6 million net of accumulated amortization of $4.1 million at December 31, 2013 and December 31, 2012, respectively. Amortization of deferred debt costs totaled approximately $3.1 million, $2.8 million and $2.3 million for the years ended December 31, 2013, 2012 and 2011, respectively.

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

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. A qualitative assessment is allowed to determine if goodwill is potentially impaired. The qualitative assessment determines whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount. If it is more likely that not that the fair value of the reporting unit is less than the carrying amount, then the two step impairment test is performed. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value. Basic completes its assessment of goodwill impairment as of December 31 each year. No impairment was recorded for the years ended December 31, 2013, 2012 and 2011.

The changes in the carrying amount of goodwill for the year ended December 31, 2013, are as follows (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract
	Services	Services	Servicing	Drilling	Total
Balance as of December 31, 2012	$79,047	$20,467	$6,322	$-	$105,836
Goodwill additions	-	6,128	300	-	6,428
Purchase price adjustment	(1,350)	-	-	-	(1,350)
Balance as of December 31, 2013	$77,697	$26,595	$6,622	$-	$110,914

Basic had trade names of $1.9 million as of December 31, 2013 and 2012. Trade names have an indefinite life and are tested for impairment annually.

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $87.1 million and $90.1 million as of December 31, 2013 and 2012, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $13.0 million and $8.0 million at December 31, 2013 and 2012, respectively. The gross carrying amount of other intangible assets subject to amortization was $2.1 million as of December 31, 2013 and $1.1 million as of December 31, 2012, respectively. Accumulated amortization related to these intangible assets totaled approximately $26.6 million and $18.4 million at December 31, 2013 and 2012, respectively. Amortization expense for the years ended December 31, 2013, 2012 and 2011 was approximately $8.4 million, $6.9 million, and $5.5 million, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $8.2 million, $8.1 million, $7.6 million, $7.5 million, and $6.1 million in 2014, 2015, 2016, 2017 and 2018, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of December 31, 2013 were $56.1 million, $11.9 million, $5.8 million and $3.8 million for completion and remedial services, fluid services, well servicing, and contract drilling, respectively.

Amortizable Intangible Assets at December 31, 2013 (in thousands):
Customer Relationships	$87,139
Accumulated Amortization Customer Relationships	(22,020)
Non-Compete Agreements	13,004
Accumulated Amortization Non-Compete Agreements	(4,293)
Other Intangible Assets	4,025
Accumulated Amortization Other Intangible Assets	(300)
Total Amortizable Intangible Assets	$77,555

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, rig engineering plans and developed technology are amortized over 15-year life.

Basic has identified its reporting units to be completion and remedial services, fluid services, well servicing and contract drilling.

Stock-Based Compensation

Basic has historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. Basic accounted for stock option and restricted stock awards in 2011, 2012, and 2013 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. For performance based restricted stock awards, compensation expense is recognized in the Company's financial statements based on their grant date fair value. Basic utilizes (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of Basic’s common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in Basic’s consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2013, 2012 or 2011.

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

Comprehensive Income (Loss)

All items that are required to be recognized under accounting rules as components of comprehensive income (loss) are to be reported in a financial statement that is displayed with the same prominence as other financial statements. Gains and losses on cash flow hedging derivatives, to the extent effective, are included in other comprehensive income (loss). For the three-year period ended December 31, 2013, Basic did not have any items of other comprehensive income (loss).

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (“ASU2013-11”).  ASU 2013-11 reduces diversity in proactive by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 becomes effective for Basic on January 1, 2014 and Basic does not believe it will have a material impact on Basic’s consolidated financial statements.

3.Acquisitions

In 2013, 2012 and 2011, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting. The following table summarizes the final values at the date of acquisition (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)

Lone Star Anchor Trucking, Inc	July 7, 2011	$10,102
Maverick Stimulation Company, LLC, Maverick Coil Tubing Services, LLC, Maverick Thru-Tubing, LLC, Maverick Solutions, LLC, The Maverick Companies, LLC, MCM Holdings, LLC, and MSM Leasing LLC (collectively the "Maverick Companies")	July 8, 2011	186,251
Pat's P&A, Inc.	August 1, 2011	8,974
Cryogas Services LLP	September 8, 2011	11,085
Total 2011		$216,412

Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	11,948
Surface Stac, Inc.	May 15, 2012	23,184
Salt Water Disposal of North Dakota LLC	December 19, 2012	43,190
Total 2012		$84,966

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC	February 19, 2013	$12,979
Petroleum Water Solutions, LLC	February 22, 2013	3,288
Karnes Water Management, LLC	December 31, 2013	5,200
Total 2013		$21,467

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The acquisition of the Maverick Companies in July 2011 has been deemed significant and is discussed below in further detail. The pro forma effect of the remainder of the acquisitions completed in 2011, 2012 or 2013 are not material, either individually or when aggregated, to the reported  results of operations. The provisional value used on Karnes Water Management, LLC will be finalized once the valuation of the tangible and intangible assets is complete.

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

Current Assets	$17,112
Property and Equipment	92,856
Other Intangible Assets (1)	29,400
Goodwill (2)	60,381
Other Non-Current Assets	464
Total Assets Acquired	$200,213
Current Liabilities	$11,824
Deferred Income Taxes	-
Total Liabilities Assumed	$11,824
Net Assets Acquired	$188,389

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

4.Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2013	2012

Land	$17,800	$16,338
Buildings and improvements	65,702	53,831
Well service units and equipment	498,846	487,785
Fluid services equipment	258,371	218,933
Brine and fresh water stations	13,496	14,101
Frac/test tanks	275,603	274,311
Pumping equipment	299,300	277,529
Construction equipment	15,677	15,657
Contract drilling equipment	104,958	105,992
Disposal facilities	143,459	119,903
Light vehicles	64,942	61,802
Rental equipment	70,738	65,047
Aircraft	-	4,151
Software	23,360	23,922
Other	16,754	19,055
	1,869,006	1,758,357
Less accumulated depreciation and amortization	940,969	814,591
Property and equipment, net	$928,037	$943,766

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2013	2012

Light vehicles	$39,970	$31,180
Contract drilling equipment	4,223	4,223
Well service units and equipment	1,554	1,748
Fluid services equipment	121,051	105,932
Pumping equipment	29,080	29,253
Construction equipment	1,005	974
Software	17,120	17,120
Other	70	344
	214,073	190,774
Less accumulated amortization	77,340	63,194
	$136,733	$127,580

Amortization of assets held under capital leases of approximately $31.7 million, $28.5 million and $22.0 million for the years ended December 31, 2013, 2012 and 2011, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5.Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2013	2012
Credit Facilities:
Revolver	$-	$-
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,459	1,683
Capital leases and other notes	111,626	106,458
	888,085	883,141
Less current portion	41,394	38,235
	$846,691	$844,906

7.75% Senior Notes due 2019

On February 15, 2011, Basic issued $275.0 million aggregate principal amount of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, Basic issued an additional $200.0 million aggregate principal amount of 2019 Notes,  resulting in outstanding 2019 Notes with aggregate principal amount of $475.0 million. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2019 Notes and to Basic and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2019 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act of 1933, as amended (the “Securities Act”).

The purchase price for the $275.0 million of 2019 Notes issued on February 15, 2011 was 100.000% of their principal amount, and the purchase price for the $200.0 million of 2019 Notes issued on June 13, 2011 was 101.000%, plus accrued interest from February 15, 2011. Basic received net proceeds from the issuance of the 2019 Notes of approximately $464.6 million after premiums and offering expenses. Basic used a portion of the net proceeds from the February 2011 offering to fund Basic’s tender offer and consent solicitation for Basic’s 11.625% Senior Secured Notes and to redeem any of the Senior Secured Notes not purchased in the tender offer. Basic used the net proceeds from the June 2011 offering to fund the $186.3 million purchase price for the Maverick Companies acquisition completed in July 2011 and for general corporate purposes.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2013,  Basic  was in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

At any time before February 15, 2014, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2019 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

•at least 65% of the aggregate principal amount of the 2019 Notes issued under the 2019 Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

•such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

7.75% Senior Notes due 2022

On October 16, 2012, Basic issued $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of Basic’s current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 2019 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2022 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act. Basic received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. Basic used a portion of the net proceeds from the offering to fund Basic’s pending tender offer and consent solicitation for Basic’s 7.125% Senior Notes due 2016 (The “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds were used for general corporate purposes.

The 2022 Notes and the guarantees were issued pursuant to an indenture dated as of October 16, 2012 (the “2022 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes accrues from and including October 16, 2012 at a rate of 7.75% per year. Interest on the 2022 Notes is payable semi-

annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2022 Notes mature on October 15, 2022.

The 2022 Notes Indenture contains covenants that, among other things, limit Basic’s ability and the ability of certain of Basic’s subsidiaries to:

 •incur additional indebtedness;

 •pay dividends or repurchase or redeem capital stock;

 •make certain investments;

 •incur liens;

 •enter into certain types of transactions with affiliates;

 •limit dividends or other payments by Basic’s restricted subsidiaries to Basic; and

 •sell assets or consolidate or merge with or into other companies.

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications set forth in the 2022 Notes Indenture.  At December 31, 2013,  Basic  was in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

At any time before October 15, 2015, Basic, at its option, may redeem up to 35% of the aggregate principal amount of the 2022 Notes issued under the 2022 Notes Indenture with the net cash proceeds of one or more qualified equity offerings at a redemption price of 107.750% of the principal amount of the 2022 Notes to be redeemed, plus accrued and unpaid interest to the date of redemption, as long as:

 •at least 65% of the aggregate principal amount of the 2022 Notes issued under the 2022 Notes Indenture remains outstanding immediately after the occurrence of such redemption; and

"	such redemption occurs within 90 days of the date of the closing of any such qualified equity offering.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, Basic terminated its previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of Basic and its subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of December 31, 2013, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase Basic’s total credit available from $165.0 million to $225.0 million. On April 5, 2012, Basic amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $250.0 million. On October 1, 2012, Basic further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and tender offer and redemption of 2016 Notes. On August 29, 2013, Basic further amended the Credit Agreement to amend the required leverage ratios.

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

The Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit Basic’s ability and the ability of certain of its subsidiaries to:

•incur indebtedness;

•grant liens;

•enter into sale and leaseback transactions;

•make loans, capital expenditures, acquisitions and investments;

•change the nature of business;

•acquire or sell assets or consolidate or merge with or into other companies;

•declare or pay dividends;

•enter into transactions with affiliates;

•enter into burdensome agreements;

•prepay, redeem or modify or terminate other indebtedness;

•change accounting policies and reporting practices; and

•amend organizational documents.

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

Basic had no borrowings and  $37.7 million of letters of credit outstanding under the Credit Agreement as of December 31, 2013, giving Basic  $212.3 million of available borrowing capacity. At December 31, 2013, Basic  was in compliance with its covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require Basic to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At December 31, 2013, Basic was in compliance with this covenant.

As of December 31, 2013 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2014	$-	$41,394
2015	-	32,295
2016	-	24,658
2017	-	11,176
2018	-	1,987
Thereafter	775,000	115
	$775,000	$111,625

Basic’s interest expense consisted of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Cash payments for interest	$62,609	$56,522	$47,077
Commitment and other fees paid	1,905	1,658	915
Amortization of debt issuance costs and discount on senior secured notes	2,878	2,646	2,495
Change in accrued interest	129	1,559	3,347
Capitalized interest	(354)	(353)	-
Other	40	406	52
Total Interest Expense	$67,207	$62,438	$53,886

Losses on Extinguishment of Debt

In October 2012, upon the retirement of the 2016 Notes, Basic paid a premium of $6.1 million to the holders of the 2016 Notes for the early termination of the notes. In February 2011, upon the retirement of the 11.625% Senior Secured Notes and the termination of Basic’s $30.0 million revolving credit facility, Basic wrote off unamortized debt issuance costs of approximately $3.9 million and unamortized discount of $9.2 million. Basic also paid a premium of $36.2 million to the holders of the 11.625% Senior Secured Notes for the early termination of the notes.

6.Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2013	2012	2011
Current:		(See Note 1)	(See Note 1)
Federal	$-	$-	$(57)
State	435	(813)	1,150
Total	435	(813)	1,093
Deferred:
Federal	(18,873)	11,258	27,046
State	(1,287)	(182)	2,755
Total	(20,160)	11,076	29,801
Total income tax expense (benefit)	$(19,725)	$10,263	$30,894

Basic paid no federal income taxes during 2013 and paid federal income taxes of $601,000 during 2012. Basic paid no federal income taxes during 2011.

Reconciliation between the amount determined by applying the federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2013	2012	2011
		(See Note 1)	(See Note 1)
Statutory federal income tax	$(19,479)	$10,459	$26,739
Meals and entertainment	660	672	630
State taxes, net of federal benefit	(966)	(758)	3,504
Changes in estimates and other	60	(110)	21
	$(19,725)	$10,263	$30,894

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2013	2012
Deferred tax assets:		(See Note 1)
Receivables allowance	$1,361	$1,026
Inventory	273	234
Asset retirement obligation	573	530
Accrued liabilities	12,117	10,177
Operating loss carryforward	48,679	21,254
Goodwill and intangibles	1,768	5,119
Deferred compensation	10,693	10,939
Total deferred tax assets	$75,464	$49,279

Deferred tax liabilities:
Property and equipment	(206,562)	(199,765)
Prepaid expenses	(1,772)	(2,414)
Total deferred tax liabilities	$(208,334)	$(202,179)
Net deferred tax liability	$(132,870)	$(152,900)
Recognized as:
Deferred tax assets - current	31,436	32,201
Deferred tax liabilities - non-current	(164,306)	(185,101)
Net deferred tax liabilities	$(132,870)	$(152,900)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance necessary as of December 31, 2013 or 2012.

Interest is recorded in interest expense and penalties are recorded in income tax expense. Basic had no interest or penalties related to an uncertain tax positions during 2013. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the Company’s federal tax returns for fiscal years after 2005 currently remain subject to examination by appropriate taxing authorities. The Company’s 2011 federal income tax return is under examination at this time.

As of December 31, 2013, Basic had approximately $121.3 million of net operating loss carryforwards (“NOL”) for income tax purposes, which begin to expire in 2030.

7.Commitments and Contingencies

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

In July 2013, Basic paid $8.0 million related to a settlement of a case stemming from an accident that occurred in 2008.

State Tax Audit

In 2011, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2006 through 2010 would be conducted. In 2012 based on Basic’s analysis, the potential liability associated with this audit ranged from $5.9 million to $7.3 million. An accrual for the estimated liability of $5.9 million was recorded in 2012 in Basic’s financial statements as general and administrative expense. In 2013, a final settlement was agreed upon for $7.4 million, resulting in an additional $1.5 million of expense recorded in 2013.

Operating Leases

Basic leases certain property and equipment under non-cancelable operating leases. The term of the operating leases generally range from 12 to 60 months with varying payment dates throughout each month.

As of December 31, 2013, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ended
December 31,
2014	$9,130
2015	7,930
2016	5,034
2017	2,507
2018	1,710
Thereafter	8,004
Total	$34,315

Rent expense approximated $18.2 million, $18.5 million and $17.2 million for 2013, 2012 and 2011, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the employment agreement with Thomas M. “Roe” Patterson, Chief Executive Officer and President of Basic, effective through December 31, 2013, Mr. Patterson is currently entitled to an annual salary of $650,000. Under this employment agreement, Mr. Patterson is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our Amended and Restated 2003 Incentive Plan. In addition, upon a qualified termination of employment, Mr. Patterson would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, Mr. Patterson would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic has entered into employment agreements with various other executive officers through December 31, 2013. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to either 0.75 times to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, he would be entitled to a lump sum severance payment equal to either 1.0 or 2.0 times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $5.0 million, $1.0 million and $350,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2013 and 2012, Basic classified the workers’ compensation self-insured risk reserve between short-term and long-term, with $7.0 million and $5.9 million being allocated to short-term and $11.3 million and $6.9 million being allocated to long-term, respectively.

At December 31, 2013 and December 31, 2012, self-insured risk accruals totaled approximately $26.1 million, net of  $230,000 receivable for medical and dental coverage, and $22.9 million, net of $205,000 receivable for medical and dental coverage, respectively.

8.Stockholders’ Equity

 Common Stock

At December 31, 2013 and 2012, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

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

During the year ended 2012, Basic issued 133,200 shares of common stock from treasury stock for the exercise of stock options and no shares of newly issued common stock for the exercise of stock options.

In March 2013, Basic granted various employees 432,400 restricted shares of common stock that vest over a three-year period and 262,000 shares that vest over a four-year period. The Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In February 2014, it was determined that 283,223 shares, or 106% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2013 through December 31, 2013, as compared to other members of a defined peer group. These restricted shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2015.

During the year ended December  31, 2013, Basic issued 107,250 shares of common stock from treasury stock for the exercise of stock options.

 Treasury Stock

In May 2012, Basic announced that its Board of Directors reinstated the share repurchase program initially adopted in 2008 and suspended in 2009. The program allows the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During 2012, Basic repurchased 1,558,394 shares for a total price of approximately $14.9 million (an average of approximately $9.54 per share), inclusive of commissions and fees. As of December 31, 2013, Basic may purchase up to an additional $20.3 million of Basic’s shares of common stock under this program.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic repurchased a total of 154,225 and 357,714 shares through net share settlements during 2013 and 2012, respectively.

Preferred Stock

At December 31, 2013 and 2012, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

9.Stockholders’ Agreement

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

10.Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 22, 2013) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 10,350,000 shares. Of these shares, approximately 1,138,181 shares are available for grant as of December 31, 2013. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

There were no options granted during 2013, 2012 or 2011.

During the years ended December 31, 2013, 2012 and 2011, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately  $11.8 million, $12.9 million and $9.5 million, respectively. For compensation expense recognized during the years ended December 31, 2013, 2012 and 2011, Basic recognized a tax benefit of approximately $4.0 million, $4.4 million and $3.8 million, respectively.

As of December 31, 2013, there was  $15.2 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.8 years. The total fair value of share-based awards vested during the years ended December 31, 2013, 2012 and 2011 was approximately $11.9 million, $13.0 million and $9.1 million, respectively. During 2013, 2012 and 2011 there was no tax benefit due to the NOL. If there was no NOL the tax benefits would have been $764,000,  $1.5 million and  $1.4 million, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire ten years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2013 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	642,250	$16.09
Options granted	-	-
Options forfeited	(5,000)	$26.84
Options exercised	(107,250)	$5.42
Options expired	-	$-
Outstanding, end of period	530,000	$18.15	1.85	1,856
Exercisable, end of period	530,000	$18.15	1.85	1,856
Vested or expected to vest, end of period	530,000	$18.15	1.85	1,856

The total intrinsic value of share options exercised during the years ended December 31, 2013, 2012 and 2011 was approximately $921,000,  $1.0 million and $12.4 million, respectively.

Cash received from option exercises under the Plan was approximately $582,000,  $798,000 and $4.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. During 2013, 2012 and 2011 there was no tax benefit due to the NOL. If there was no NOL the tax benefit would have been $192,000,  $174,000 and $3.7 million, respectively.

The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2013, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2013 through December 31, 2013, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 347,084 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2015. In February 2014, it was determined that 106% of the target number of performance-based awards were earned. A summary of the status of Basic’s non-vested share grants at December 31, 2013 and changes during the year ended December 31, 2013 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,986,059	$15.10
Granted during period	1,046,281	14.35
Vested during period	(778,977)	14.70
Forfeited during period	(163,766)	14.52
Nonvested at end of period	2,089,597	$14.93

11.Related Party Transactions

Basic had receivables from employees of approximately  $50,000 and $52,000 as of December 31, 2013 and December 31, 2012, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of a director, for approximately $69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In October 2011, Basic purchased approximately 17 acres of land for approximately $209,000 from Darle Vuelta Cattle Co., LLC. In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC.

Basic entered into a joint venture agreement with a family member of an executive officer to form an entity in 2010. Basic held 80% of the equity in the joint venture, and accounted for the entity as a consolidated investment. In 2013 and 2012, Basic funded approximately $2.4 million and $4.5 million, respectively, for this joint venture. The entity had only research and development activities in 2013 and 2012. This joint venture agreement was terminated in November 2013,  and Basic now owns 100% of the entity.

12.Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees.  Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans.  Basic makes a matching contribution proportional to each employee’s contribution.  Employee contributions are fully vested at all times.  Employer matching contributions vest incrementally, with full vesting occurring after five years of service.  Employer contributions to the 401(k) plan approximated $3.4  million,          $3.5 million, and $2.6 million in 2013, 2012 and 2011, respectively.

13.Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $10,000 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated an expense of $996,000 in 2013, an expense of $687,000 in 2012 and an expense of $128,000 in 2011, respectively.

14.Earnings Per Share

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

	Years ended December 31,
	2013	2012	2011
		(See Note 1)	(See Note 1)
Numerator (both basic and diluted):
Net income (loss) available to common stockholders	$(35,929)	$19,586	$45,836
Denominator:
Denominator for basic earnings per share	40,288,218	40,505,555	40,375,013
Stock options	-	167,986	382,436
Unvested restricted stock	-	601,752	779,180
Denominator for diluted earnings per share	40,288,218	41,275,293	41,536,629
Basic earnings per common share:
Net income (loss) available to common stockholders	$(0.89)	$0.48	$1.14
Diluted earnings per common share:
Net income (loss) available to common stockholders	$(0.89)	$0.47	$1.10

There were 887,139 shares of potentially antidilutive shares at December 31, 2013. There were no antidilutive shares at December 31, 2012 and 2011.

15.Business Segment Information

Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of the segments:

Completion and Remedial Services:    This segment utilizes a fleet of pumping units, air compressor packages specially configured for underbalanced drilling operations, coiled tubing services, nitrogen services, cased-hole wireline units, an array of specialized rental equipment and fishing tools, thru-tubing and snubbing units. The largest portion of this business consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.

Fluid Services:    This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities water treatment and related equipment. Basic employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects as well as part of daily producing well operations. Also included in this segment are our construction services which provide services for the construction and maintenance of oil and natural gas production infrastructures.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total

Year ended December 31, 2013
Operating revenues	$501,137	$343,863	$363,386	$54,518	$—	$1,262,904
Direct operating costs	(327,540)	(239,154)	(265,058)	(36,336)	—	(868,088)
Segment profits	$173,597	$104,709	$98,328	$18,182	$—	$394,816

Depreciation and amortization	$62,609	$63,316	$60,474	$12,815	$10,533	$209,747
Capital expenditures,
(excluding acquisitions)	$59,345	$66,992	$39,001	$4,576	$17,601	$187,515
Identifiable assets	$432,267	$320,404	$289,017	$59,868	$441,783	$1,543,339

Year ended December 31, 2012
Operating revenues	$586,070	$352,246	$376,268	$60,300	$—	$1,374,884
Direct operating costs	(357,960)	(236,588)	(268,219)	(39,817)	—	(902,584)
Segment profits	$228,110	$115,658	$108,049	$20,483	$—	$472,300

Depreciation and amortization	$56,043	$52,331	$56,310	$12,350	$10,049	$187,083
Capital expenditures,
(excluding acquisitions)	$58,235	$33,637	$42,641	$12,141	$24,786	$171,440
Identifiable assets	$444,504	$286,662	$303,901	$64,127	$499,812	$1,599,006

Year ended December 31, 2011
Operating revenues	$537,134	$332,010	$333,057	$41,054	$—	$1,243,255
Direct operating costs	(297,276)	(211,959)	(228,723)	(28,154)	—	(766,112)
Segment profits	$239,858	$120,051	$104,334	$12,900	$—	$477,143

Depreciation and amortization	$45,651	$42,612	$48,016	$9,994	$8,068	$154,341
Capital expenditures,
(excluding acquisitions)	$57,928	$51,543	$46,805	$53,112	$12,451	$221,839
Identifiable assets	$398,664	$241,720	$280,992	$77,402	$461,150	$1,459,928

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2013	2012	2011

Segment profits	$ 394,816	$ 472,300	$ 477,143
General and administrative expenses	(171,439)	(183,274)	(144,485)
Depreciation and amortization	(209,747)	(187,083)	(154,341)
Loss on disposal of assets	(2,873)	(3,334)	(447)

Operating income	$ 10,757	$ 98,609	$ 177,870

16.Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2013	2012
		(See Note 1)

Compensation related	$ 31,731	$ 33,185
Workers' compensation self-insured risk reserve	7,006	5,550
Health self-insured risk reserve	4,461	5,125
Accrual for receipts	80	925
Ad valorem taxes	2,307	1,320
Sales tax	2,526	5,578
Insurance obligations	3,510	5,283
Professional fee accrual	1,369	705
Contingent earnout obligation	2,653	2,519
Fuel accrual	2,017	1,617
Accrued interest	19,398	19,269
	$ 77,058	$ 81,076

17.Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year ended December 31,
	2013	2012	2011

	(In thousands)

Capital leases issued for equipment	$ 50,565	$ 67,207	$ 57,693
Asset retirement obligation additions	$ 144	$ 44	$ 53

Basic paid $1.5 million, $2.4 million  and $990,000 in income taxes during the years ended December 31, 2013, 2012 and 2011 respectively.

18.Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2013 and 2012 (in thousands, except earnings per share data):

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter	Year
Year ended December 31, 2013:
Total revenues	$ 304,351	$ 325,723	$ 324,797		$ 308,033	$ 1,262,904
Segment profits	$ 93,303	$ 103,211	$ 102,054		$ 96,248	$ 394,816
Loss from continuing operations	$ (8,777)	$ (12,797)	$ (6,956)	-	$ (7,399)	$ (35,929)
Net loss available to common stockholders	$ (8,777)	$ (12,797)	$ (6,956)		$ (7,399)	$ (35,929)
Basic earnings per share of common stock (a):
Net loss available to common stockholders	$ (0.22)	$ (0.32)	$ (0.17)		$ (0.18)	$ (0.89)
Diluted earnings per share of common stock (a):
Net loss available to common stockholders	$ (0.22)	$ (0.32)	$ (0.17)		$ (0.18)	$ (0.89)
Weighted average common shares outstanding:
Basic	39,885	40,336	40,400		40,253	$ 40,288
Diluted	39,885	40,336	40,400		40,253	$ 40,288
Year ended December 31, 2012: (See Note 1)
Total revenues	$ 370,897	$ 361,518	$ 340,400		$ 302,069	$ 1,374,884
Segment profits	$ 133,569	$ 128,504	$ 118,009		$ 92,218	$ 472,300
Income (loss) from continuing operations	$ 18,073	$ 14,653	$ 6,663		$ (19,803)	$ 19,586
Net income (loss) available to common stockholders	$ 18,073	$ 14,653	$ 6,663		$ (19,803)	$ 19,586
Basic earnings per share of common stock (a):
Net income (loss) available to common stockholders	$ 0.44	$ 0.36	$ 0.17		$ (0.50)	$ 0.48
Diluted earnings per share of common stock (a):
Net income (loss) available to common stockholders	$ 0.43	$ 0.35	$ 0.16		$ (0.50)	$ 0.47
Weighted average common shares outstanding:
Basic	40,758	41,154	40,227		39,893	40,375
Diluted	41,629	41,426	40,441		40,127	41,537

(a)  The sum of individual quarterly net income per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during each period.

19.Fair Value Measurements

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

Mutual funds are valued at fair value on a recurring basis. The fair values of mutual funds are determined by obtaining quoted prices on nationally recognized securities exchange (Level 1 inputs) or matrix pricing, which is a mathematical technique widely used in the industry to value debt securities without relying exclusively on quoted prices for the specific securities but rather by relying on the securities’ relationship to other benchmark quoted securities (Level 2 Inputs). The mutual funds are included on the face of the balance sheet under other assets.  Basic did not have any assets or liabilities that were measured at fair value on a recurring basic at December 31, 2013.

Assets and liabilities are measured at fair value on a recurring basis and summarized below:

				Total Fair Value at
	Fair Value Measurements at December 31, 2012 Using			December 31, 2012
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs
Measured on a recurring basis
Assets:
Mutual Funds	$ -	$5,594	$ -	$ 5,594

Schedule  II — Valuation and Qualifying Accounts

Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions (c)	End of
Description	Period	Expenses (a)	Accounts (b)		Period
(in thousands)

Year Ended December 31, 2013
Allowance for Bad Debt	$ 2,780	$ 2,103	$ -	$ (1,208)	$ 3,675
Year Ended December 31, 2012
Allowance for Bad Debt	$ 1,230	$ 1,792	$ -	$ (242)	$ 2,780
Year Ended December 31, 2011
Allowance for Bad Debt	$ 3,078	$ (1,171)	$ -	$ (677)	$ 1,230

(a)Charges relate to provisions for doubtful accounts

(b)Reflects the impact of acquisitions

(c)Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2013, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM  9B.OTHER INFORMATION

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers of the Registrant” in Part I, Items 1 and 2 above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2013.

PART IV

ITEM  15.EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements, Schedules and Exhibits

(1)Financial Statements — Basic Energy Services, Inc. and Subsidiaries:

The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8, Financial Statements and Supplementary Data).

(2)Financial Statement Schedules

With the exception of Schedule II — Valuation and Qualifying Accounts, all other consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.

(3)Exhibits

The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index that follows the signature page of this Form 10K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Thomas M. Patterson
Name: Thomas M. Patterson
Title: President, Chief Executive Officer and
Director

Date: February 24, 2014

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas M. Patterson	President, Chief Executive Officer and	February 24, 2014

Thomas M. Patterson	Director (Principal Executive Officer)

/s/ Alan Krenek	Senior Vice President,	February 24, 2014

Alan Krenek	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

/s/ John Cody Bissett	Vice President, Controller and	February 24, 2014

John Cody Bissett	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Steven A. Webster	Chairman of the Board	February 24, 2014

Steven A. Webster

/s/ James S. D’Agostino, Jr.	Director	February 24, 2014

James S. D’Agostino, Jr.

/s/ William E. Chiles	Director	February 24, 2014

William E. Chiles

/s/ Robert F. Fulton	Director	February 24, 2014

Robert F. Fulton

/s/ Kenneth V. Huseman	Director	February 24, 2014

Kenneth V. Huseman

/s/ Sylvester P. Johnson, IV	Director	February 24, 2014

Sylvester P. Johnson, IV

/s/ Antonio O. Garza, Jr.	Director	February 24, 2014

Antonio O. Garza, Jr.

/s/ Thomas P. Moore, Jr.	Director	February 24, 2014

Thomas P. Moore, Jr.

EXHIBIT INDEX

Exhibit No.	Description

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

4.6*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)
10.1* †	Form of Indemnification Agreement. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)
10.2*

Third Amended and Restated Stockholders’ Agreement entered into effective as of December 20, 2010, by and among Basic Energy Services, Inc., DLJMB Funding III, Inc., DLJ ESC II, L.P., DLJ Offshore Partners III, C.V., DLJ MB Partners III GmbH & Co., KG, DLJ Merchant Banking Partners III, L.P., DLJ Offshore Partners III, C.V., DLJ Offshore Partners III-1, C.V., DLJ Offshore Partners III-2, C.V., Millennium Partners II, L.P., and MBP Plan Investors, L.P. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 22, 2010)

10.3*

Credit Agreement dated as of February 15, 2011, among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.4*

Amendment No. 1 dated June 7, 2011 to Credit Agreement dated as of February 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on June 7, 2011)

10.5*

Amendment No. 2 dated July 15, 2011 to Credit Agreement dated as of February 15, 2011, by and among Basic as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on July 21, 2011)

10.6*

Amendment No. 3 dated April 5, 2012 to Credit Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 10, 2012)

10.7*

Amendment No. 4 dated October 1, 2012 to Credit Agreement dated as of February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2012)

10.8*

Amendment No. 5 to Credit Agreement, Amendment No. 1 to Security Agreement and Amendment No. 1 to Guaranty dated August 29, 2013, to Credit Agreement dated as of February 15, 2011 by and among Basic Energy Services, Inc., the lenders party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 30, 2013)

10.9*

Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.10*

Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.11* †

Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.12* †

First Amendment to Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 24, 2013)

10.13* †

Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.14* †

Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.15* †

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.16* †

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.17* †

Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)

10.18* †

Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.19* †

Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.20* †

Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)

10.21* †

Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.22* †

Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.23* †

Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.24* †

Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.25* †

Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.26* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)

10.27* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.28* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

10.29* †

Form of Performance-Based Award Agreement (effective March 2012). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 14, 2012)

10.30* †

Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2013). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.31* †

Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.32* †

First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.33* †

Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.34* †

Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.35* †

Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.36* †

Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.37* †

Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.38* †

Amended and Restated Employment Agreement of Thomas Monroe Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.39* †	Kenneth V. Huseman Severance Agreement and Release. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)
10.40* †

Restricted Stock Grant Agreement for Grantees Executing a Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

10.41* †	Kenneth V. Huseman Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)
10.42*

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