Form 10-Q
period 2014-03-31
BASIC ENERGY SERVICES INC
filed 2014-04-28
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

43,170,095 shares of the registrant’s Common Stock were outstanding as of April 28, 2014.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$116,627	$111,532
Trade accounts receivable, net of allowance of $ 3,304 and $ 3,675, respectively	220,787	204,394
Accounts receivable - related parties	39	50
Income tax receivable	2,897	3,475
Inventories	35,548	34,240
Prepaid expenses	15,234	9,597
Other current assets	9,905	8,289
Deferred tax assets	22,432	31,436
Total current assets	423,469	403,013
Property and equipment, net	892,460	928,037
Deferred debt costs, net of amortization	15,357	16,145
Goodwill	111,187	110,914
Other intangible assets, net of amortization	75,429	77,555
Other assets	7,113	7,675
Total assets	$1,525,015	$1,543,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,714	$45,508
Accrued expenses	71,067	77,058
Current portion of long-term debt	40,687	41,394
Other current liabilities	616	688
Total current liabilities	163,084	164,648

Long-term debt, net of unamortized premium on notes of $ 1,401 and $ 1,459, respectively	840,143	846,691
Deferred tax liabilities	154,584	164,306
Other long-term liabilities	23,081	22,407
Commitments and contingencies
Stockholders' equity:
Preferred stock; $ 0.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2014 and December 31, 2013	—	—
Common stock; $ 0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 43,170,095 shares outstanding at March 31, 2014; 43,500,032 shares issued and 42,226,088 shares outstanding at December 31, 2013	435	435
Additional paid-in capital	358,571	363,674
Retained earnings	(8,633)	(6,726)
Treasury stock, at cost, 329,937 and 1,273,944 shares at March 31, 2014 and December 31, 2013, respectively	(6,250)	(12,096)
Total stockholders' equity	344,123	345,287
Total liabilities and stockholders' equity	$1,525,015	$1,543,339

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2014	2013
	(Unaudited)
Revenues:
Completion and remedial services	$137,485	$118,361
Well servicing	92,912	87,675
Fluid services	92,835	84,330
Contract drilling	13,524	13,985
Total revenues	336,756	304,351
Expenses:
Completion and remedial services	86,480	79,008
Well servicing	69,759	65,002
Fluid services	66,782	57,874
Contract drilling	9,166	9,164
General and administrative, including stock-based compensation of $ 3,388 and $ 2,817 in three months ended March 31, 2014 and 2013, respectively	39,559	41,957
Depreciation and amortization	51,705	49,781
(Gain) loss on disposal of assets	(679)	1,089
Total expenses	322,772	303,875
Operating income	13,984	476
Other income (expense):
Interest expense	(16,859)	(16,808)
Interest income	13	17
Other income	366	162
Loss from continuing operations before income taxes	(2,496)	(16,153)
Income tax benefit	589	7,375
Net loss	$(1,907)	$(8,778)
Earnings per share of common stock:
Basic	$(0.05)	$(0.22)
Diluted	$(0.05)	$(0.22)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

				Additional				Total
	Common Stock			Paid-In	Treasury		Retained	Stockholders'
	Shares	Amount		Capital	Stock		Earnings	Equity
Balance - December 31, 2013	43,500,032	$435		$363,674	$(12,096)		$(6,726)	$345,287
Issuances of restricted stock	—	—		(9,543)	9,543		—	—
Amortization of share-based compensation	—	—		3,388	—		—	3,388
Purchase of treasury stock	—	—		—	(6,244)		—	(6,244)
Exercise of stock options	—	—		1,052	2,547		—	3,599
Net loss	—	—		—	—		(1,907)	(1,907)
Balance - March 31, 2014 (unaudited)	43,500,032	$435	-	$358,571	$(6,250)	-	$(8,633)	$344,123

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2014	2013

Cash flows from operating activities:
Net loss	$(1,907)	$(8,778)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	51,705	49,781
Accretion on asset retirement obligation	31	28
Change in allowance for doubtful accounts	(371)	261
Amortization of deferred financing costs	799	754
Amortization of premium on notes	(58)	(53)
Non-cash compensation	3,387	2,817
(Gain) loss on disposal of assets	(679)	1,089
Deferred income taxes	(718)	(7,486)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(16,011)	(10,405)
Inventories	(1,308)	611
Prepaid expenses and other current assets	(6,703)	(6,729)
Other assets	562	257
Accounts payable	5,206	(11,109)
Income tax receivable	99	44
Other liabilities	639	239
Accrued expenses	(6,106)	(1,837)
Net cash provided by operating activities	28,567	9,484
Cash flows from investing activities:
Purchase of property and equipment	(33,106)	(39,873)
Proceeds from sale of mutual fund	—	5,635
Proceeds from sale of assets	23,297	3,498
Payments for other long-term assets	(363)	(260)
Payments for businesses, net of cash acquired	—	(16,464)
Net cash used in investing activities	(10,172)	(47,464)
Cash flows from financing activities:
Payments of debt	(11,124)	(11,628)
Purchase of treasury stock	(6,244)	(3,500)
Tax withholding from exercise of stock options	(362)	(59)
Exercise of employee stock options	4,441	172
Deferred loan costs and other financing activities	(11)	(81)
Net cash used in financing activities	(13,300)	(15,096)
Net increase (decrease) in cash and equivalents	5,095	(53,076)
Cash and cash equivalents - beginning of period	111,532	134,565
Cash and cash equivalents - end of period	$116,627	$81,489

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2014 (unaudited)

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

Deferred debt costs were approximately $ 23.4 million net of accumulated amortization of $ 8.0 million, and      $ 23.3 million net of accumulated amortization of $ 7.2 million at March 31, 2014 and December 31, 2013, respectively. Amortization of deferred debt costs totaled approximately $ 799,000 and $ 754,000 for the three months ended March 31, 2014 and 2013, respectively.

Goodwill and Other Intangible Assets

Goodwill and other intangible assets not subject to amortization are tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. Basic completes its assessment of goodwill and trade name intangible impairment as of December 31 of each year.

Basic had trade names of $ 1.9 million as of March 31, 2014 and December 31, 2013. Trade names have an indefinite life and are tested for impairment annually.

Additions to goodwill during the three months ended March 31, 2014 were primarily due to the purchase price allocations for acquisitions completed during prior years. These purchase price allocations were preliminary and subject to change. The changes in the carrying amount of goodwill for the three months ended March 31, 2014 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well	Fluid Services	Contract Drilling	Total
Balance as of December 31, 2013	$77,697	$6,622	$26,595	$—	$110,914
Goodwill additions	—	—	273	—	273
Balance as of March 31, 2014	$77,697	$6,622	$26,868	$—	$111,187

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $ 87.1 million at March 31, 2014 and December 31, 2013. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $ 13.0 million at March 31, 2014 and December 31, 2013. The gross carrying amount of other intangible assets subject to amortization was $ 2.1 million at March 31, 2014 and December 31, 2013. Accumulated amortization related to these intangible assets totaled approximately $ 28.7 million and $ 26.6 million at March 31, 2014 and December 31, 2013, respectively. Amortization expense for the three months ended March 31, 2014 and 2013 was approximately $ 2.1 million and $ 2.0 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of March 31, 2014 were $ 54.6 million, $ 5.7 million, $  11.5 million and $3.6 million for completion and remedial services, well servicing, fluid services, and contract drilling, respectively. No adjustments were made to prior periods to reflect subsequent adjustments to acquisitions due to immateriality. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, developed technology is amortized over a 15-year life and rig engineering plans are amortized over a 15-year life.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the three months ended March 31, 2014 or 2013.

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

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist” (“ASU2013-11”).  ASU 2013-11 reduces diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exit. ASU 2013-11 became effective for Basic on January 1, 2014 and it did not have a material impact on Basic’s consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. Basic does not believe this pronouncement will have a material impact on it’s consolidated financial statements.

3. Acquisitions

During 2013, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. During the three months ended March 31, 2014, Basic did not complete any acquisitions. The following table summarizes the final values for the acquisitions at the date of acquisition (in thousands):

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

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Land	$17,321	$17,800
Buildings and improvements	66,707	65,702
Well service units and equipment	459,723	498,846
Fluid services equipment	254,252	258,371
Brine and fresh water stations	14,159	13,496
Frac/test tanks	282,505	275,603
Pumping equipment	299,654	299,300
Construction equipment	15,296	15,677
Contract drilling equipment	104,223	104,958
Disposal facilities	148,146	143,459
Light vehicles	62,951	64,942
Rental equipment	70,265	70,738
Software	23,357	23,360
Other	16,471	16,754
	1,835,030	1,869,006
Less accumulated depreciation and amortization	942,570	940,969
Property and equipment, net	$892,460	$928,037

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Light vehicles	$40,843	$39,970
Contract drilling equipment	4,223	4,223
Well service units and equipment	2,028	1,554
Fluid services equipment	117,316	121,051
Pumping equipment	29,176	29,080
Construction equipment	561	1,005
Software	17,120	17,120
Other	70	70
	211,337	214,073
Less accumulated amortization	81,846	77,340
	$129,491	$136,733

Amortization of assets held under capital leases of approximately $ 8.5 million and $ 7.3 million for the three months ended March 31, 2014 and 2013, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	March 31, 2014	December 31, 2013
Credit Facilities:
Revolver	—	—
7.75% Senior Notes due 2019	$475,000	$475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,401	1,459
Capital leases and other notes	104,429	111,626
	880,830	888,085
Less current portion	40,687	41,394
	$840,143	$846,691

7.75% Senior Notes due 2019

On February 15, 2011, Basic issued $ 275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, Basic issued an additional $ 200.0 million of 2019 Notes, resulting in outstanding 2019 Notes with an aggregate principal amount of $ 475.0 million. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2019 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

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

The 2019 Notes were issued pursuant to an indenture dated as of February 15, 2011 (the “2019 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2019 Notes accrues at a rate of 7.75% per year and is payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Notes mature on February 15, 2019.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications. At March 31, 2014, Basic was in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

The 2022 Notes and the guarantees were issued pursuant to an indenture dated as of October 16, 2012 (the “2022 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes accrues at a rate of 7.75% per year and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2022 Notes mature on October 15, 2022.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At March 31, 2014, Basic was in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, Basic terminated the previous $ 30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $ 165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $ 100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of Basic’s and its subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2014 and December 31, 2013, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase Basic’s total credit available from         $ 165.0 million to $ 225.0 million. On April 5, 2012, Basic amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $ 250.0 million. On October 1, 2012, Basic further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and the tender offer and redemption of 2016 Notes. On August 29, 2013, Basic further amended the Credit Agreement to amend the required leverage ratios.

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

Basic had no borrowings and $ 37.7 million of letters of credit outstanding under the Credit Agreement as of March 31, 2014, giving Basic $ 212.3 million of available borrowing capacity. At March 31, 2014, Basic was in compliance with the covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At March 31, 2014, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2014	2013
Cash payments for interest	$18,933	$19,266
Commitment and other fees paid	585	455
Amortization of debt issuance costs and discount or premium on notes	740	700
Change in accrued interest	(3,405)	(3,402)
Other	6	(211)
	$16,859	$16,808

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

At March 31, 2014 and December 31, 2013, self-insured risk accruals totaled approximately $29.0 million net of a $ 41,000 receivable for medical and dental coverage and $ 26.1 million net of a $ 230,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At March 31, 2014 and December 31, 2013, Basic had 80,000,000 shares of common stock, par value $ 0.01 per share, authorized.

During the year ended 2013, Basic issued 107,250 shares of common stock from treasury stock for the exercise of stock options and no shares of newly issued common stock for the exercise of stock options.

In March 2013, Basic granted various employees 432,400 restricted shares of common stock that vest over a three-year period and 262,000 shares that vest over a four-year period. The Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In February 2014, it was determined that 283,358 shares, or approximately 106% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2013 through December 31, 2013, as compared to other members of a defined peer group. These restricted shares remain subject to vesting over a three-year period with the first shares vesting on March 15, 2015.

In March 2014, Basic granted various employees 414,900 restricted shares of common stock that vest over a three-year period and 294,909 shares that vest over a four-year period.

During the three months ended March 31, 2014, Basic issued 210,000 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 250,461 shares through net share settlements during the first three months of 2014 and 154,225 shares through net share settlements during the first three months of 2013.

Preferred Stock

At March 31, 2014 and December 31, 2013, Basic had 5,000,000 shares of preferred stock, par value $ 0.01 per share, authorized, of which none was designated, issued or outstanding.

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

During the three months ended March 31, 2014 and 2013, compensation expense related to share-based arrangements was approximately $ 3.4 million and $ 2.8 million, respectively. For compensation expense recognized during the three months ended March 31, 2014 and 2013, Basic recognized a tax benefit of approximately $ 799,000 and  $ 1.3 million, respectively.

                                 As of March 31, 2014, there was approximately $ 33.4 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.75 years. The total fair value of share-based awards vested during the three months ended March 31, 2014 and 2013 was approximately $ 20.3 million and $ 11.5 million, respectively. During the three months ended March 31, 2014 and 2013 there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been approximately $ 3.7 million and $ 800,000 at March 31, 2014 and 2013, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at March 31, 2014 and the changes during the three months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	530,000	$18.15
Options granted	—	—
Options forfeited	—	—
Options exercised	(210,000)	19.42
Options expired	—	—
Outstanding, end of period	320,000	$17.31	1.47	$3,231
Exercisable, end of period	320,000	$17.31	1.47	$3,231
Vested or expected to vest, end of period	320,000	$17.31	1.47	$3,231

The total intrinsic value of share options exercised during the three months ended March 31, 2014 and 2013 was approximately $ 1.4 million and $ 293,000, respectively.

Cash received from share option exercises under the Plan was approximately $ 4.1 million and $ 183,000 for the three months ended March 31, 2014 and 2013, respectively. During the three months ended March 31, 2014 and 2013, there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax expense would have been $ 213,000 for the three months ended March 31, 2014 and excess tax benefit would have been $ 14,000 for the three months ended March 31, 2013.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2014, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2014 through December 31, 2014, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 286,518 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period with the first shares vesting March 15, 2016. As of March 31, 2014, Basic estimated that 100% of the target number of performance-based awards will be earned.

 A summary of the status of Basic’s non-vested share grants at March 31, 2014 and changes during the three months ended March 31, 2014 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	2,089,597	$14.93
Granted during period	1,013,125	25.14
Vested during period	(843,781)	14.78
Forfeited during period	(8,699)	18.70
Nonvested at end of period	2,250,242	$19.57

9. Related Party Transactions

Basic had receivables from employees of approximately $ 39,000 and $ 50,000 as of March 31, 2014 and December 31, 2013, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of a director, for approximately $ 69,000 per year. The term of the lease will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $ 0.10 per barrel of disposed oil and gas waste and $ 0.05 per barrel of brine or fresh water sold or (ii) $ 5,000 per month.

Basic entered into a joint venture agreement with a family member of an executive officer to form an entity in 2010. Basic held 80% of the equity in the joint venture, and accounted for the entity as a consolidated investment. In 2013, Basic funded approximately $ 2.4 million for this joint venture. The entity had only research and development activities in 2013. This joint venture agreement was terminated in November 2013, and Basic now owns 100% of the entity.

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

	Three months ended March 31,
	2014	2013

	(Unaudited)
Numerator (both basic and diluted):
Net loss	$(1,907)	$(8,778)
Denominator:
Denominator for basic earnings per share	40,605,180	39,885,111
Stock options	—	—
Unvested restricted stock	—	—
Denominator for diluted earnings per share	40,605,180	39,885,111
Basic earnings per common share:	$(0.05)	$(0.22)
Diluted earnings per common share:	$(0.05)	$(0.22)

Stock options and unvested restricted stock shares of approximately 722,301 and 299,155 were excluded in the computation of diluted earnings per share for the three months ended March 31, 2014 and 2013, respectively, as the effect would have been anti-dilutive.

11. Business Segment Information

Basic’s reportable business segments are Completion and Remedial Services, Well Servicing, Fluid Services,  and Contract Drilling. The following is a description of the segments:

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial			Contract	Corporate and
	Services	Well Servicing	Fluid Services	Drilling	Other	Total
Three Months Ended March 31, 2014 (Unaudited)
Operating revenues	$137,485	$92,912	$92,835	$13,524	$—	$336,756
Direct operating costs	(86,480)	(69,759)	(66,782)	(9,166)	—	(232,187)
Segment profits	$51,005	$23,153	$26,053	$4,358	$—	$104,569
Depreciation and amortization	$15,727	$13,980	$16,063	$3,210	$2,725	$51,705
Capital expenditures (excluding acquisitions)	$15,395	$7,694	$7,240	$908	$1,869	$33,106
Identifiable assets	$431,291	$265,870	$311,905	$57,734	$458,215	$1,525,015
Three Months Ended March 31, 2013 (Unaudited)
Operating revenues	$118,361	$87,675	$84,330	$13,985	$—	$304,351
Direct operating costs	(79,008)	(65,002)	(57,874)	(9,164)	—	(211,048)
Segment profits	$39,353	$22,673	$26,456	$4,821	$—	$93,303
Depreciation and amortization	$14,932	$14,787	$14,311	$3,196	$2,555	$49,781
Capital expenditures (excluding acquisitions)	$12,987	$12,026	$9,118	$3,093	$2,649	$39,873
Identifiable assets	$442,241	$303,136	$308,943	$63,426	$457,503	$1,575,249

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2014	2013
Segment profits	$104,569	$93,303
General and administrative expenses	(39,559)	(41,957)
Depreciation and amortization	(51,705)	(49,781)
Gain (loss) on disposal of assets	679	(1,089)
Operating income	$13,984	$476

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31
	2014	2013

	(In thousands)
Capital leases issued for equipment	$3,928	$14,592
Asset retirement obligation additions	$23	$78

Basic paid no income taxes during the three months ended March 31, 2014 and 2013. Basic paid interest of approximately $ 18.9 million and $ 19.3 million during the three months ended March 31, 2014 and 2013, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid service and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in three separate acquisitions from January 1, 2013 to March 31, 2014. These acquisitions, as well as market fluctuations, make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower increased from 291,000 at December 31, 2012 to 301,000 at March 31, 2014. Our weighted average number of fluid service trucks increased from 963 in the first quarter of 2013 to 1,006 in the first quarter of 2014. Our weighted average number of well servicing rigs remained constant at 425 in the first quarter of 2013 and 2014.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2014		2013
Revenues:
Completion and remedial services	$137.5	40%	$118.4	39%
Well servicing	$92.9	28%	$87.7	29%
Fluid services	$92.9	28%	$84.3	28%
Contract drilling	$13.5	4%	$14.0	5%
Total revenues	$336.8	100%	$304.4	100%

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity, may adversely impact the level of drilling and workover activity by our customers as well as the demand for our services and the price of our services.

Oil prices have remained relatively stable throughout 2013 and the first quarter of 2014.  As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Although natural gas prices have been depressed for a prolonged period, utilization and pricing for our services in our natural gas-based operating areas remained stable throughout the first quarter of 2014 due to slightly higher natural gas prices.

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

Selected Acquisitions and Divestitures

During 2013, we made three business acquisitions that complemented our existing business segments. These included, among others:

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC

On February 16, 2013, we acquired all of the assets of Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC for total cash consideration of  $ 13.0 million. This acquisition has been included in our fluid services segment.

During the first three months of 2014, we made no business acquisitions.

Sale of Barges

In March 2014, we sold our four inland workover barges, and related equipment, to a private buyer for approximately $ 19.0 million. These assets had been included in the well servicing segment.

Segment Overview

Completion and Remedial Services

During the first three months of 2014, our completion and remedial services segment represented approximately 40% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.

                                       Our pumping services concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping operations was 301,000 and 292,000 at March 31, 2014 and 2013, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2013, the full year ended December 31, 2013 and the quarter ended March 31, 2014 (dollars in thousands):

		Segment
	Revenues	Profits %
2013:
First Quarter	$118,361	33%
Second Quarter	$132,216	35%
Third Quarter	$127,119	35%
Fourth Quarter	$123,441	35%
Full Year	$501,137	35%
2014:
First Quarter	$137,485	37%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The increase in completion and remedial services revenue to $ 137.5 million in the first quarter of 2014 from       $ 123.4 million in the fourth quarter of 2014 resulted primarily from increased activity in our pumping and coil tubing services.  Segment profits as a percentage of revenue increased to 37% for the first quarter of 2014 from 35% in the fourth quarter of 2013 primarily due to higher utilization for our pumping services and coil tubing operation, as well as slight rate increases.

Well Servicing

During the first three months of 2014, our well servicing segment represented approximately 28% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet remained constant  at a weighted average number of 425 rigs in the first quarter of 2013.

The following is an analysis of our well servicing operations for each of the quarters in 2013, the full year ended December 31, 2013 and the quarter ended March 31, 2014:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2013:
First Quarter	425	210,800	69.4%	$399	$108	26%
Second Quarter	425	223,900	73.7%	$408	$111	28%
Third Quarter	425	227,100	74.7%	$404	$118	27%
Fourth Quarter	425	199,400	65.6%	$404	$113	27%
Full Year	425	861,200	70.9%	$404	$114	27%
2014:
First Quarter	425	217,400	72.6%	$417	$106	25%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization increased to 73% in the first quarter of 2014 compared to 66% in the fourth quarter of 2013. Higher utilization resulted from increased rig hours due to the absence of the holiday impact compared to the fourth quarter of 2013 and customers expediting 2014 capital projects in the first quarter of 2014. Our segment profit percentage declined to 25% for the first quarter of 2014 from 27% in the fourth quarter of 2013, due to an increase in insurance costs and the annual reset of payroll taxes at the beginning of the year.

Fluid Services

During the first three months of 2014, our fluid services segment represented approximately 28% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

 The following is an analysis of our fluid services operations for each of the quarters in 2013, the full year ended December 31, 2013 and the quarter ended March 31, 2014 (dollars in thousands):

	Weighted			Segement
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2013:
First Quarter	963	555,600	$88	$27	31%
Second Quarter	972	568,500	$88	$27	31%
Third Quarter	970	578,900	$89	$27	31%
Fourth Quarter	986	579,400	$89	$26	29%
Full Year	973	2,282,400	$353	$107	30%
2014:
First Quarter	1,006	607,200	$92	$26	28%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck increased to $ 92,000 in the first quarter of 2014 compared to $ 89,000 in the fourth quarter of 2013 primarily due to an increase in truck hours. Segment profit percentage decreased to 28% for the first quarter of 2014 from 29% in the fourth quarter of 2013 due to an increase in insurance costs and the reset of payroll taxes at the beginning of the year.

Contract Drilling

During the first three months of 2014, our contract drilling segment represented approximately 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the first quarter of 2013 and 2014.

The following is an analysis of our contract drilling segment for each of the quarters in 2013, the full year ended December 31, 2013 and the quarter ended March 31, 2014:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2013:
First Quarter	12	850	$16,500	$5,700	35%
Second Quarter	12	846	$16,500	$5,000	30%
Third Quarter	12	833	$16,500	$5,500	34%
Fourth Quarter	12	781	$16,400	$5,800	35%
Full Year	12	3,310	$16,500	$5,500	33%
2014:
First Quarter	12	821	$16,500	$5,300	32%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Revenue per day increased to $ 16,500 in the first quarter of 2014 compared to $ 16,400 in the fourth quarter of 2013. Segment profit percentage decreased to 32% in the first quarter of 2014 from 35% in the fourth quarter of 2013 due to higher repair and maintenance expenses in the first quarter.

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

Critical Accounting Policies and Estimates

Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 2 of the notes to our historical audited consolidated financial statements in our most recent annual report on Form 10-K. The following is a discussion of our critical accounting policies and estimates.

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

Stock-Based Compensation. We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for restricted stock awards issued in 2013 and 2014 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of income. For performance based restricted stock awards, compensation expense is recognized in our financial statements based on their grant date fair value. We utilize (i) the closing stock price on the date of the grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options have not been issued since 2007 but are valued on the grant date using Black-Scholes-Merton option pricing model, and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock-based awards are critical.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2014 compared to the three months ended March 31, 2013. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended March 31, 2014 Compared to Three Months Ended March 31, 2013

Revenues. Revenues increased by 11% to  $ 336.8 million during the first quarter of 2014 from  $ 304.4 million during the same period in 2013. This increase was primarily due to increased demand for our services by our customers.

Completion and remedial services revenues increased by 16% to $ 137.5 million during the first quarter of 2014 compared to  $ 118.4 million in the same period in 2013. The increase in revenue between these periods was primarily due to higher stimulation and coil tubing services revenue driven by an increase in new well completions. Total hydraulic horsepower increased to 301,000 at March 31, 2014 from 292,000 at March 31, 2013.

Well servicing revenues increased by 6% to $ 92.9 million during the first quarter of 2014 compared to  $ 87.7 million during the same period in 2013. The increase of revenues is driven by higher utilization of our well servicing rigs. Utilization was 73% in the first quarter of 2014, compared to 69% in the comparable quarter of 2013. Our weighted average number of well servicing rigs remained constant during the first quarter of 2014 and 2013.

Fluid services revenues increased by 10% to  $ 92.9 million during the first quarter of 2014 compared to  $ 84.3 million in the same period in 2013. Our revenue per fluid service truck increased 4% to $ 92,000 in the first quarter of 2014 compared to $ 88,000 in the same period in 2013 due mainly to an increase in hot oiling revenue due to colder weather in the Rocky Mountains and an increase in skim oil revenues from our salt water disposal facilities. Our weighted average number of fluid service trucks increased to 1,006 during the first quarter of 2014 from 963 in the same period in 2013.

Contract drilling revenues decreased by 3% to  $ 13.5 million during the first quarter of 2014 compared to $ 14.0 million in the same period in 2013. The number of rig operating days decreased to 821 in the first quarter of 2014 compared to 850 in the first quarter of 2013. The decrease in revenue and rig operating days was due to a decline in vertical well drilling activity in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to  $ 232.2 million during the first quarter of 2014 from  $ 211.0 million in the same period in 2013.

Direct operating expenses for the completion and remedial services segment increased by 9% to $ 86.5 million during the first quarter of 2014 compared to  $ 79.0 million for the same period in 2013 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 37% of revenues during the first quarter of 2014 compared to 33% for the same period in 2013, due to increased completion-related activity.

Direct operating expenses for the well servicing segment increased by 7% to  $ 69.8 million during the first quarter of 2014 compared to  $ 65.0 million for the same period in 2013. The increase in direct operating expenses was primarily due to increased activity levels. Segment profits decreased to 25% of revenues during the first quarter of 2014 compared to 26% for the same period in 2013 due mainly to higher insurance costs.

Direct operating expenses for the fluid services segment increased by 15% to $ 66.8 million during the first quarter of 2014 compared to  $ 57.9 million for the same period in 2013, mainly due to increased activity levels. Segment profits were 28% of revenues during the first quarter of 2014 compared to 31% for the same period in 2013, primarily due to higher insurance costs and higher costs associated with our water recycling operations.

Direct operating expenses for the contract drilling segment remained relatively flat at $ 9.2 million during the first quarter of 2014 compared to $ 9.1 million for same period in 2013. Segment profits for this segment decreased to 32% of revenues during the first quarter of 2014 due to higher repair and maintenance charges.

General and Administrative Expenses. General and administrative expenses decreased by 6% to  $ 39.6 million during the first quarter of 2014 from  $ 42.0 million for the same period in 2013, due mainly to cost-cutting initiatives and a decrease in bad debt expense. General and administrative expenses included $ 3.4 million and $ 2.8 million of stock-based compensation expense during the first quarter of 2014 and 2013, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were  $ 51.7 million during the first quarter of 2014 compared to  $ 49.8 million for the same period in 2013. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year and the one acquisition completed in December 2013.

Interest Expense. Interest expense increased  $ 16.9 million during the first quarter of 2014 compared to $ 16.8 million during the first quarter of 2013.

Income Tax Expense. There was income tax benefit of $ 589,000 during the first quarter of 2014 compared to an income tax benefit  of $ 7.4 million for the same period in 2013. Our effective tax rate during the first quarter of 2014 and 2013 was approximately 24% and 46%, respectively. The decrease in our effective tax rate was primarily due to the impact of lower pre-tax loss amounts in 2014 versus 2013 with similar permanent taxable differences.

Liquidity and Capital Resources

As of March 31, 2014, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $ 250.0 million revolving credit facility. As of March 31, 2014, we had unrestricted cash and cash equivalents of $ 116.6 million compared to  $ 111.5 million as of December 31, 2013. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $ 28.6 million for the three months ended March 31, 2014 compared to cash provided by operating activities of $ 9.5 million during the same period in 2013. Operating cash flow in the first three months of 2014 was higher mainly due to decreased net loss in 2014 and generally higher activity levels.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first three months of 2014 were $ 33.1 million compared to $ 39.9 million in the same period of 2013. We added $ 3.9 million of additional assets through our capital lease program during the first three months of 2014 compared to $ 14.6 million of additional assets in the same period in 2013.

In 2014, we currently have planned capital expenditures of approximately $ 160 million and capital leases of $ 55 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

7.75% Senior Notes due 2019

On February 15, 2011, we issued $ 275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $ 200.0 million of 2019 Notes,  resulting in outstanding 2019 Notes withr an aggregate principal amount of $ 475.0 million. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of our current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefor.

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

The 2019 Notes and guaranteeswere issued pursuant to an indenture dated as of February 15, 2011 (the “2019 Notes Indenture”), by and among Basic, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2019 Notes accrues at a rate of 7.75% per year and is payable semi-annually in arrears on February 15 and August 15 of each year. The 2019 Notes mature on February 15, 2019.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications. At March 31, 2014, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

The 2022 Notes and the guarantees were issued pursuant to an indenture dated as of October 16, 2012 (the “2022 Notes Indenture”), by and among us, the guarantors party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes accrues at a rate of 7.75% per year and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2022 Notes mature on October 15, 2022.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At March 31, 2014, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $ 30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $ 165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $ 100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of March 31, 2014, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $ 165.0 million to $ 225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder  to $ 250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and the tender offer and redemption of 2016 Notes. On August 29, 2013, we further amended the Credit Agreement to amend the required leverage ratios.

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

We had no borrowings and $ 37.7 million of letters of credit outstanding under the Credit Agreement as of March 31, 2014, giving us $ 212.3 million of available borrowing capacity. At March 31, 2014, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our capital leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. For the three-month period ended March 31, 2014, we were in compliance with our covenants under the agreement with Banc of America Leasing & Capital, LLC. As of March 31, 2014, we had total capital leases additions of approximately $ 3.9 million.

Preferred Stock

At March 31, 2014 and December 31, 2013, we had 5,000,000 shares of $  0.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

 Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of March 31, 2014, we had approximately $ 89.4 million of net operating loss carryforwards.

Recent Accounting Pronouncements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist.” ASU 2013-11 reduces diversity in practice by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exit. ASU 2013-11 became effective for Basic on January 1, 2014 and it did not have a material impact on its consolidated financial statements.

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. Basic does not believe this pronouncement will have a material impact on it’s consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2014, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM  2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended March 31, 2014:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares reacquired	Per Share	Program (1)	the Program (1)
January 1 — January 31 (2)	—	$—	—	$
February 1 — February 28 (2)	—	$—	—	$
March 1 — March 31 (2)	250,461	$24.93	—	$
Total	250,461	$24.93	—	$20,326

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

(2)

The shares were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

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

10.1*

Form of Performance-Based Award Agreement (Executive and Senior Management, effective March 2014) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 31, 2014)

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

Date: April 28, 2014

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

10.1*

Form of Performance-Based Award Agreement (Executive and Senior Management, effective March 2014) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 31, 2014)

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