Form 10-Q
period 2014-06-30
BASIC ENERGY SERVICES INC
filed 2014-07-28
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

43,200,758 shares of the registrant’s Common Stock were outstanding as of July 28, 2014.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$98,994	$111,532
Trade accounts receivable, net of allowance of $3,339 and $3,675, respectively	232,903	204,394
Accounts receivable - related parties	47	50
Income tax receivable	2,659	3,475
Inventories	40,960	34,240
Prepaid expenses	12,951	9,597
Other current assets	8,898	8,289
Deferred tax assets	29,804	31,436
Total current assets	427,216	403,013
Property and equipment, net	923,232	928,037
Deferred debt costs, net of amortization	14,602	16,145
Goodwill	112,283	110,914
Other intangible assets, net of amortization	73,024	77,555
Other assets	8,499	7,675
Total assets	$1,558,856	$1,543,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,737	$45,508
Accrued expenses	84,141	77,058
Current portion of long-term debt	40,577	41,394
Other current liabilities	924	688
Total current liabilities	180,379	164,648

Long-term debt, net of unamortized premium on notes of $1,341 and $1,459, respectively	838,803	846,691
Deferred tax liabilities	163,375	164,306
Other long-term liabilities	25,861	22,407
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2014 and December 31, 2013	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 43,201,279 shares outstanding at June 30, 2014; 43,500,032 shares issued and 42,226,088 shares outstanding at December 31, 2013	435	435
Additional paid-in capital	362,378	363,674
Retained deficit	(6,190)	(6,726)
Treasury stock, at cost, 298,753 and 1,273,944 shares at June 30, 2014 and December 31, 2013, respectively	(6,185)	(12,096)
Total stockholders' equity	350,438	345,287
Total liabilities and stockholders' equity	$1,558,856	$1,543,339

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$164,366	$132,216	$301,851	$250,577
Well servicing	89,629	93,921	182,541	181,596
Fluid services	90,314	85,601	183,149	169,931
Contract drilling	15,353	13,985	28,877	27,970
Total revenues	359,662	325,723	696,418	630,074
Expenses:
Completion and remedial services	102,617	85,847	189,097	164,854
Well servicing	64,748	67,600	134,508	132,603
Fluid services	65,055	59,296	131,837	117,171
Contract drilling	10,510	9,769	19,675	18,932
General and administrative, including stock-based compensation of $3,733 and $3,312 in three months and $7,121 and $6,129 in the six months ended June 30, 2014 and 2013, respectively	42,953	49,321	82,512	91,278
Depreciation and amortization	51,785	52,067	103,490	101,848
Loss on disposal of assets	916	790	237	1,879
Total expenses	338,584	324,690	661,356	628,565
Operating income	21,078	1,033	35,062	1,509
Other income (expense):
Interest expense	(16,566)	(16,806)	(33,425)	(33,614)
Interest income	13	13	26	30
Other income	107	173	473	335
Income (loss) before income taxes	4,632	(15,587)	2,136	(31,740)
Income tax benefit (expense)	(2,188)	2,790	(1,600)	10,166
Net income (loss)	$2,444	$(12,797)	$536	$(21,574)
Earnings per share of common stock:
Basic	$0.06	$(0.32)	$0.01	$(0.53)
Diluted	$0.06	$(0.32)	$0.01	$(0.53)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2013	43,500,032	$435	$363,674	$(12,096)	$(6,726)	$345,287
Issuances of restricted stock	—	—	(9,543)	9,543	—	—
Amortization of share-based compensation	—	—	7,121	—	—	7,121
Purchase of treasury stock	—	—	—	(6,243)	—	(6,243)
Exercise of stock options	—	—	1,126	2,611	—	3,737
Net income	—	—	—	—	536	536
Balance - June 30, 2014 (unaudited)	43,500,032	$435	$362,378	$(6,185)	$(6,190)	$350,438

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30
	2014	2013

Cash flows from operating activities:
Net income (loss)	$536	$(21,574)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	103,490	101,848
Accretion on asset retirement obligation	64	55
Change in allowance for doubtful accounts	(336)	224
Amortization of deferred financing costs	1,605	1,512
Amortization of premium on notes	(118)	(108)
Non-cash compensation	7,121	6,129
Loss on disposal of assets	237	1,879
Deferred income taxes	701	(10,755)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(28,170)	(18,346)
Inventories	(6,720)	158
Prepaid expenses and other current assets	(3,917)	(2,730)
Other assets	(824)	229
Accounts payable	9,229	(4,874)
Income tax receivable	269	(791)
Other liabilities	3,761	2,395
Accrued expenses	7,083	13,118
Net cash provided by operating activities	94,011	68,369
Cash flows from investing activities:
Purchase of property and equipment	(107,384)	(77,599)
Proceeds from sale of mutual fund	—	5,635
Proceeds from sale of assets	25,875	7,658
Payments for other long-term assets	(673)	(569)
Payments for businesses, net of cash acquired	—	(16,463)
Net cash used in investing activities	(82,182)	(81,338)
Cash flows from financing activities:
Payments of debt	(22,346)	(22,632)
Purchase of treasury stock	(6,243)	(3,528)
Tax withholding from exercise of stock options	(362)	(154)
Exercise of employee stock options	4,646	456
Deferred loan costs and other financing activities	(62)	(119)
Net cash used in financing activities	(24,367)	(25,977)
Net decrease in cash and equivalents	(12,538)	(38,946)
Cash and cash equivalents - beginning of period	111,532	134,565
Cash and cash equivalents - end of period	$98,994	$95,619

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2014 (unaudited)

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

Fluid Services — Fluid services consists primarily of the sale, transportation, treatment, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells, and well site construction and maintenance services. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices fluid services by the job, by the hour or by the quantities sold disposed of or hauled.

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

Deferred debt costs were approximately $23.4 million net of accumulated amortization of $8.8 million, and  $23.3 million net of accumulated amortization of $7.2 million at June 30, 2014 and December 31, 2013, respectively. Amortization of deferred debt costs totaled approximately $806,000 and $759,000 for the three months ended June 30, 2014 and 2013, respectively. Amortization of deferred debt cost totaled approximately $1.6 million and $1.5 million for the six months ended June 30, 2014 and 2013, respectively.

Goodwill and Other Intangible Assets

Basic had trade names of $1.9 million as of June 30, 2014 and December 31, 2013.

Additions to goodwill during the six months ended June 30, 2014 were primarily due to adjustments to the preliminary purchase price allocations for acquisitions completed in the prior year. The changes in the carrying amount of goodwill for the six months ended June 30, 2014 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Balance as of December 31, 2013	$77,697	$6,622	$26,595	$—	$110,914
Goodwill additions	—	—	1,369	—	1,369
Balance as of June 30, 2014	$77,697	$6,622	$27,964	$—	$112,283

Basic’s intangible assets subject to amortization consist of customer relationships, non-compete agreements and rig engineering plans. The gross carrying amount of customer relationships subject to amortization was $86.9 million and $87.1 million at June 30, 2014 and December 31, 2013, respectively. The gross carrying amount of non-compete agreements subject to amortization totaled approximately $12.9 million and $13.0 million at June 30, 2014 and December 31, 2013, respectively. The gross carrying amount of other intangible assets subject to amortization was $2.1 million at June 30, 2014 and December 31, 2013. Accumulated amortization related to these intangible assets totaled approximately $30.9 million and $26.6 million at June 30, 2014 and December 31, 2013, respectively. Amortization expense for the three months ended June 30, 2014 and 2013 was approximately $2.1 million and $2.2 million, respectively. Amortization expense for the six months ended June 30, 2014 and 2013 was approximately $4.3 million and $4.2 million, respectively. Other intangibles net of accumulated amortization allocated to reporting units as of June 30, 2014 were $53.1 million, $5.6 million, $10.8 million and $3.6 million for completion and remedial services, well servicing, fluid services, and contract drilling, respectively. Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, developed technology is amortized over a 15-year life and rig engineering plans are amortized over a 15-year life.

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

Basic did not have any one customer that represented 10% or more of consolidated revenue during the six months ended June 30, 2014 or 2013.

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

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Basic will determine if this pronouncement will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12,  “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. Basic will determine if this pronouncement will have a material impact on its consolidated financial statements.

3. Acquisitions

During 2013, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. During the six months ended June 30, 2014, Basic did not complete any acquisitions. The following table summarizes the final values for the acquisitions at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC	February 19, 2013	$12,979
Petroleum Water Solutions, LLC	February 22, 2013	3,288
Karnes Water Management, LLC	December 31, 2013	5,200
Total 2013		$21,467

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Land	$17,316	$17,800
Buildings and improvements	66,593	65,702
Well service units and equipment	467,651	498,846
Fluid services equipment	257,566	258,371
Brine and fresh water stations	15,007	13,496
Frac/test tanks	318,633	275,603
Pumping equipment	310,579	299,300
Construction equipment	15,908	15,677
Contract drilling equipment	106,664	104,958
Disposal facilities	149,365	143,459
Light vehicles	64,879	64,942
Rental equipment	73,150	70,738
Software	21,010	23,360
Other	19,189	16,754
	1,903,510	1,869,006
Less accumulated depreciation and amortization	980,278	940,969
Property and equipment, net	$923,232	$928,037

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Light vehicles	$42,551	$39,970
Contract drilling equipment	4,223	4,223
Well service units and equipment	985	1,554
Fluid services equipment	119,870	121,051
Pumping equipment	28,445	29,080
Construction equipment	898	1,005
Software	17,120	17,120
Other	70	70
	214,162	214,073
Less accumulated amortization	87,759	77,340
	$126,403	$136,733

Amortization of assets held under capital leases of approximately $8.8 million and $7.6 million for the three months ended June 30, 2014 and 2013, respectively, and $17.3 million and $14.9 million for the six months ended June 30, 2013 and 2012, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt

Long-term debt consisted of the following (in thousands):

	June 30, 2014	December 31, 2013
Credit Facilities:
Revolver	—	—
7.75% Senior Notes due 2019	$475,000	$475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,341	1,459
Capital leases and other notes	103,039	111,626
	879,380	888,085
Less current portion	40,577	41,394
	$838,803	$846,691

7.75% Senior Notes due 2019

On February 15, 2011, Basic issued $275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, Basic issued an additional $200.0 million of 2019 Notes, resulting in outstanding 2019 Notes with an aggregate principal amount of $475.0 million. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of Basic’s current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2019 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefore.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications. At June 30, 2014, Basic was in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

7.75% Senior Notes due 2022

On October 16, 2012, Basic completed the issuance and sale of $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes”). The 2022 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis initially by all of Basic’s current subsidiaries other than three immaterial subsidiaries. The 2022 Notes and the guarantees rank (i) equally in right of payment with any of Basic’s and the subsidiary guarantors’ existing and future senior indebtedness, including Basic’s existing 2019 Notes and the related guarantees, and (ii) effectively junior to all existing or future liabilities of Basic’s subsidiaries that do not guarantee the 2022 Notes and to Basic’s and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefore.

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act. Basic received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. Basic used a portion of the net proceeds from the offering to fund its tender offer and consent solicitation for its 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainders of the net proceeds were used for general corporate purposes.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At June 30, 2014, Basic was in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, Basic terminated the previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of Basic’s and its subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2014 and December 31, 2013, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, Basic exercised the accordion feature and amended the Credit Agreement to increase Basic’s total credit available from         $165.0 million to $225.0 million. On April 5, 2012, Basic amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $250.0 million. On October 1, 2012, Basic further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and the tender offer and redemption of 2016 Notes. On August 29, 2013, Basic further amended the Credit Agreement to amend the required leverage ratios.

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

Basic had no borrowings and $37.7 million of letters of credit outstanding under the Credit Agreement as of June 30, 2014, giving Basic $212.3 million of available borrowing capacity. At June 30, 2014, Basic was in compliance with the covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding that are generally customary in its business. None of these debt instruments are individually material. Basic’s leases with Banc of America Leasing & Capital, LLC require it to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At June 30, 2014, Basic was in compliance with this covenant.

Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2014	2013
Cash payments for interest	$30,780	$31,612
Commitment and other fees paid	1,156	893
Amortization of debt issuance costs and discount or premium on notes	1,487	1,404
Change in accrued interest	(5)	9
Other	7	(304)
	$33,425	$33,614

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

Litigation

From time to time, Basic is a party to litigation or other legal proceedings that Basic considers to be a part of the ordinary course of business. Basic is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity. In the second quarter of 2014, Basic was involved in the settlement of a lawsuit related to the contractual indemnification of a customer for $4.6 million, including legal fees.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $5.0 million, $1.0 million, and $400,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At June 30, 2014 and December 31, 2013, self-insured risk accruals totaled approximately $33.0 million net of a $42,000 receivable for medical and dental coverage and $26.1 million net of a $230,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

At June 30, 2014 and December 31, 2013, Basic had 80,000,000 shares of common stock, par value $0.01 per share, authorized.

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

During the six months ended June 30, 2014, Basic issued 250,000 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 250,461 shares through net share settlements during the first six months of 2014 and 357,714 shares through net share settlements during the first six months of 2013.

Preferred Stock

At June 30, 2014 and December 31, 2013, Basic had 5,000,000 shares of preferred stock, par value $0.01 per share, authorized, of which none was designated, issued or outstanding.

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

During the three months ended June 30, 2014 and 2013, compensation expense related to share-based arrangements was approximately $3.7 million and $3.3 million, respectively. For compensation expense recognized during the three months ended June 30, 2014 and 2013, Basic recognized a tax benefit of approximately $1.8 million and  $593,000, respectively. During the six months ended June 30, 2014 and 2013, compensation expense related to share-based arrangements was approximately $7.1 million and $6.1 million, respectively. For compensation expense recognized during the six months ended June 30, 2014 and 2013, Basic recognized a tax benefit of approximately $2.8 million and $2.0 million, respectively.

 As of June 30, 2014, there was approximately $32.2 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of share-based awards vested during the six months ended June 30, 2014 and 2013 was approximately $20.3 million and $11.6 million, respectively. During the three months ended June 30, 2014 and 2013 there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been approximately $4.0 million and $810,000 at June 30, 2014 and 2013, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at June 30, 2014 and the changes during the six months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	530,000	$18.15
Options granted	—	—
Options forfeited	—	—
Options exercised	(250,000)	17.14
Options expired	—	—
Outstanding, end of period	280,000	$19.05	1.40	$2,848
Exercisable, end of period	280,000	$19.05	1.40	$2,848
Vested or expected to vest, end of period	280,000	$19.05	1.40	$2,848

The total intrinsic value of share options exercised during the six months ended June 30, 2014 and 2013 was approximately $2.2 million and $501,000, respectively.

Cash received from share option exercises under the Plan was approximately $4.3 million and $302,000 for the six months ended June 30, 2014 and 2013, respectively. During the six months ended June 30, 2014 and 2013 there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax expense would have been $57,000 for the six months ended June 30, 2014 and excess tax benefit would have been $53,000 for the six months ended June 30, 2013.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2014, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2014 through December 31, 2014, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 286,518 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period with the first shares vesting March 15, 2016. As of June 30, 2014, Basic estimated that 100% of the target number of performance-based awards will be earned.

 A summary of the status of Basic’s non-vested share grants at June 30, 2014 and changes during the six months ended June 30, 2014 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	2,089,597	$14.93
Granted during period	1,013,125	25.14
Vested during period	(843,781)	14.78
Forfeited during period	(17,515)	20.89
Nonvested at end of period	2,241,426	$19.55

9. Related Party Transactions

Basic had receivables from employees of approximately $47,000 and $50,000 as of June 30, 2014 and December 31, 2013, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of a director, for approximately $69,000 per year. The term of the lease will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month.

Basic entered into a joint venture agreement with a family member of an executive officer to form an entity in 2010. Basic held 80% of the equity in the joint venture, and accounted for the entity as a consolidated investment. In 2013, Basic funded approximately $2.4 million for this joint venture. The entity had only research and development activities in 2013. This joint venture agreement was terminated in November 2013, and Basic now owns 100% of the entity.

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

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$2,444	$(12,797)	$536	$(21,574)
Denominator:
Denominator for basic earnings per share	41,341,888	40,336,229	40,850,970	40,411,887
Stock options	101,446	—	146,354	—
Unvested restricted stock	600,113	—	351,395	—
Denominator for diluted earnings per share	42,043,447	40,336,229	41,348,719	40,411,887
Basic earnings per common share:	$0.06	$(0.32)	$0.01	$(0.53)
Diluted earnings per common share:	$0.06	$(0.32)	$0.01	$(0.53)

Stock options and unvested restricted stock shares of approximately 979,936 and 911,162 were excluded in the computation of diluted earnings per share for the three and six months ended June 30, 2013, respectively as the effect would have been anti-dilutive.

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial			Contract	Corporate and
	Services	Well Servicing	Fluid Services	Drilling	Other	Total
Three Months Ended June 30, 2014 (Unaudited)
Operating revenues	$164,366	$89,629	$90,314	$15,353	$—	$359,662
Direct operating costs	(102,617)	(64,748)	(65,055)	(10,510)	—	(242,930)
Segment profits	$61,749	$24,881	$25,259	$4,843	$—	$116,732
Depreciation and amortization	$16,040	$13,939	$15,926	$3,214	$2,666	$51,785
Capital expenditures (excluding acquisitions)	$49,913	$14,109	$5,620	$2,701	$1,934	$74,277
Three Months Ended June 30, 2013 (Unaudited)
Operating revenues	$132,216	$93,921	$85,601	$13,985	$—	$325,723
Direct operating costs	(85,847)	(67,600)	(59,296)	(9,769)	—	(222,512)
Segment profits	$46,369	$26,321	$26,305	$4,216	$—	$103,211
Depreciation and amortization	$15,753	$15,568	$14,818	$3,318	$2,610	$52,067
Capital expenditures (excluding acquisitions)	$10,596	$9,675	$11,238	$(42)	$6,259	$37,726
Six Months Ended June 30, 2014 (Unaudited)
Operating revenues	$301,851	$182,541	$183,149	$28,877	$—	$696,418
Direct operating costs	(189,097)	(134,508)	(131,837)	(19,675)	—	(475,117)
Segment profits	$112,754	$48,033	$51,312	$9,202	$—	$221,301
Depreciation and amortization	$32,044	$27,848	$31,851	$6,420	$5,327	$103,490
Capital expenditures (excluding acquisitions)	$65,308	$21,804	$12,859	$3,609	$3,804	$107,384
Identifiable assets	$466,636	$267,909	$310,185	$57,617	$456,509	$1,558,856
Six Months Ended June 30, 2013 (Unaudited)
Operating revenues	$250,577	$181,596	$169,931	$27,970	$—	$630,074
Direct operating costs	(164,854)	(132,603)	(117,171)	(18,932)	—	(433,560)
Segment profits	$85,723	$48,993	$52,760	$9,038	$—	$196,514
Depreciation and amortization	$30,815	$30,452	$28,985	$6,490	$5,106	$101,848
Capital expenditures (excluding acquisitions)	$23,583	$21,700	$20,356	$3,051	$8,909	$77,599
Identifiable assets	$440,904	$290,653	$323,709	$61,936	$471,793	$1,588,995

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Segment profits	$116,732	$103,211	$221,301	$196,514
General and administrative expenses	(42,953)	(49,321)	(82,512)	(91,278)
Depreciation and amortization	(51,785)	(52,067)	(103,490)	(101,848)
Loss on disposal of assets	(916)	(790)	(237)	(1,879)
Operating income	$21,078	$1,033	$35,062	$1,509

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	For The Six Months Ended June 30
	2014	2013

	(In thousands)
Capital leases issued for equipment	$13,759	$27,014
Asset retirement obligation additions	$64	$78

Basic paid no income taxes during the six months ended June 30, 2014 and 2013. Basic paid interest of approximately $30.8 million and $31.6 million during the six months ended June 30, 2014 and 2013, respectively.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in three separate acquisitions from January 1, 2013 to June 30, 2014.  We also divested our inland workover barge rig fleet in March 2014. These transactions, as well as market fluctuations, make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower increased from 291,000 at December 31, 2012 to 351,000 at June 30, 2014. Our weighted average number of fluid service trucks increased from 972 in the second quarter of 2013 to 1,015 in the second quarter of 2014. Our weighted average number of well servicing rigs decreased to 421 in the second quarter of 2014 from 425 in the second quarter of 2013.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2014		2013
Revenues:
Completion and remedial services	$301.9	43%	$250.6	40%
Well servicing	$182.5	26%	$181.6	29%
Fluid services	$183.1	27%	$169.9	27%
Contract drilling	$28.9	4%	$28.0	4%
Total revenues	$696.4	100%	$630.1	100%

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

Oil prices have remained relatively stable throughout 2013 and the second quarter of 2014.  As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Although natural gas prices have been depressed for a prolonged period, utilization and pricing for our services in our natural gas-based operating areas remained stable throughout the second quarter of 2014 due to slightly higher natural gas prices.

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

During the first six months of 2014, we made no business acquisitions.

Sale of Barges

In March 2014, we sold our four inland workover barges, and related equipment, to a private buyer for approximately $19.0 million. These assets had been included in the well servicing segment.

Segment Overview

Completion and Remedial Services

During the first six months of 2014, our completion and remedial services segment represented approximately 43% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and other services.

Our pumping services concentrate on providing lower-horsepower cementing, acidizing and fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping operations was 351,000 and  292,000 at June 30, 2014 and 2013, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2013, the full year ended December 31, 2013 and the quarter ended June 30, 2014 (dollars in thousands):

		Segment
	Revenues	Profits %
2013:
First Quarter	$118,361	33%
Second Quarter	$132,216	35%
Third Quarter	$127,119	35%
Fourth Quarter	$123,441	35%
Full Year	$501,137	35%
2014:
First Quarter	$137,485	37%
Second Quarter	$164,366	38%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

The increase in completion and remedial services revenue to $164.4 million in the second quarter of 2014 from $137.5 million in the first quarter of 2014 resulted primarily from increased activity in our pumping and coil tubing services, based on an increase in activity, as well as a larger equipment base due to capital expenditures during the quarter.  Segment profits as a percentage of revenue increased to 38% for the second quarter of 2014 from 37% in the first quarter of 2014 primarily due to higher utilization for our pumping services operation, as well as slight rate increases in selected markets.

Well Servicing

During the first six months of 2014, our well servicing segment represented approximately 26% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet decreased from a weighted average number of 425 rigs in the second quarter of 2013 to 421 in the second quarter of 2014, due to the divestiture of our barge rig operations.

The following is an analysis of our well servicing operations for each of the quarters in 2013, the full year ended December 31, 2013 and the quarter ended June 30, 2014:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2013:
First Quarter	425	210,800	69%	$399	$108	26%
Second Quarter	425	223,900	74%	$408	$111	28%
Third Quarter	425	227,100	75%	$404	$118	27%
Fourth Quarter	425	199,400	66%	$404	$113	27%
Full Year	425	861,200	71%	$404	$114	27%
2014:
First Quarter	425	217,400	73%	$417	$106	25%
Second Quarter	421	214,200	71%	$410	$116	28%

We gauge activity levels in our well servicing segment based on rig hours, rig utilization rate, revenue per rig hour, segment profits per rig hour and segment profits as a percent of revenues. Revenue per rig hour and profits per rig hour in the table above do not include revenues and profits from the rig manufacturing and maintenance division of this business segment.

Rig utilization decreased to 71% in the second quarter of 2014 compared to 73% in the first quarter of 2014. Lower utilization resulted from decreased rig hours due to the sale of our barge rigs in March 2014, and weather-related lost hours compared to the first quarter of 2014. Our segment profit percentage increased to 28% for the second quarter of 2014 from 25% in the first quarter of 2014, due to a decrease in insurance and legal costs and lower personnel expenses related to the annual reset of payroll taxes in the first quarter of 2014.

Fluid Services

During the first six months of 2014, our fluid services segment represented approximately 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

 The following is an analysis of our fluid services operations for each of the quarters in 2013, the full year ended December 31, 2013, the quarter ended March 31, 2014 and the quarter ended June 30, 2014 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2013:
First Quarter	963	555,600	$88	$27	31%
Second Quarter	972	568,500	$88	$27	31%
Third Quarter	970	578,900	$89	$27	31%
Fourth Quarter	986	579,400	$89	$26	29%
Full Year	973	2,282,400	$353	$107	30%
2014:
First Quarter	1,006	607,200	$92	$26	28%
Second Quarter	1,015	630,900	$89	$25	28%

We gauge activity levels in our fluid services segment based on trucking hours, revenue and segment profits per fluid service truck, and segment profits as a percent of revenues.

Revenue per fluid service truck decreased to $89,000 in the second quarter of 2014 compared to $92,000 in the first quarter of 2014 primarily due to declines in non-trucking revenue streams, such as frac heating and hot oiling operations, as well as lower disposal revenues. Segment profit percentage remained flat at 28% in both the first and second quarters of 2014.

Contract Drilling

During the first six months of 2014, our contract drilling segment represented approximately 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the first and second quarter of 2014.

The following is an analysis of our contract drilling segment for each of the quarters in 2013, the full year ended December 31, 2013 and the quarter ended June 30, 2014:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2013:
First Quarter	12	850	$16,500	$5,700	35%
Second Quarter	12	846	$16,500	$5,000	30%
Third Quarter	12	833	$16,500	$5,500	34%
Fourth Quarter	12	781	$16,400	$5,800	35%
Full Year	12	3,310	$16,500	$5,500	33%
2014:
First Quarter	12	821	$16,500	$5,300	32%
Second Quarter	12	942	$16,300	$5,100	32%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Revenue per day was $16,300 in the second quarter of 2014 compared to $16,500 in the first quarter of 2014. Segment profit percentage remained flat at 32% in both the second quarters of 2014

Operating Cost Overview

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

Results of Operations

The following is a comparison of our results of operations for the three months ended June 30, 2014 compared to the three months ended June 30, 2013. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended June 30, 2014 Compared to Three Months Ended June 30, 2013

Revenues. Revenues increased by 10% to $359.7 million during the second quarter of 2014 from $325.7 million during the same period in 2013. This increase was primarily due to increased demand for our services by our customers and expansion of our fleets.

Completion and remedial services revenues increased by 24% to $164.4 million during the second quarter of 2014 compared to $132.2 million in the same period in 2013. The increase in revenue between these periods was primarily due to an increase in total hydraulic horsepower to 351,000 at June 30, 2014 from 292,000 at June 30, 2013.

Well servicing revenues decreased by 5% to $89.6 million during the second quarter of 2014 compared to $93.9 million during the same period in 2013. The decrease was driven by the sale of our inland workover barge rig operations in March 2014. Excluding the revenues associated with these operations, revenues increased by 1% from the second quarter of 2013. Utilization was 71% in the second quarter of 2014, compared to 74% in the comparable quarter of 2013. Excluding the hours associated with the divested barge rigs, utilization was 72% during the second quarter of 2013. Revenue per rig hour in the second quarter of 2014 was $410, up 1% from $408 in the comparable quarter of 2013. Our weighted average number of well servicing rigs decreased to 421 during the second quarter of 2014 from 425 during the same period in 2013.

Fluid services revenues increased by 6% to $90.3 million during the second quarter of 2014 compared to $85.6 million in the same period in 2013. Our revenue per fluid service truck increased 1% to $89,000 in the second quarter of 2014 compared to $88,000 in the same period in 2013 due mainly to increases in disposal and skim oil revenues. Our weighted average number of fluid service trucks increased to 1,015 during the second quarter of 2014 from 972 in the same period in 2013.

Contract drilling revenues increased by 10% to $15.4 million during the second quarter of 2014 compared to $14.0 million in the same period in 2013. The number of rig operating days increased to 942 in the second quarter of 2014 compared to 846 in the second quarter of 2013. The increase in revenue and rig operating days was due to an increase in vertical well drilling activity in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $242.9 million during the second quarter of 2014 from $222.5 million in the same period in 2013.

Direct operating expenses for the completion and remedial services segment increased by 20% to $102.6 million during the second quarter of 2014 compared to $85.8 million for the same period in 2013 due primarily to increased activity levels overall, especially in our pumping services. Segment profits increased to 38% of revenues during the second quarter of 2014 compared to 35% for the same period in 2013, due to increased completion-related activity and pricing improvements.

Direct operating expenses for the well servicing segment decreased by 4% to $64.7 million during the second quarter of 2014 compared to $67.6 million for the same period in 2013. The decrease in direct operating expenses was primarily due to the sale of our barge rig operations in March 2014. Segment profits remained flat at 28% of revenues during the second quarter of 2014 compared to the same period in 2013.

Direct operating expenses for the fluid services segment increased by 10% to $65.1 million during the second quarter of 2014 compared to $59.3 million for the same period in 2013, mainly due to increased activity levels. Segment profits were 28% of revenues during the second quarter of 2014 compared to 31% for the same period in 2013, primarily due to higher insurance costs and higher costs associated with our water recycling operations.

Direct operating expenses for the contract drilling segment increased 7% to $10.5 million during the second quarter of 2014 compared to $9.8 million for same period in 2013. Segment profits for this segment increased to 32% of revenues during the second quarter of 2014 from 30% during the second quarter of 2013 due to lower repair and maintenance charges.

General and Administrative Expenses. General and administrative expenses decreased by 13% to $43.0 million during the second quarter of 2014 from $49.3 million for the same period in 2013, due mainly to an accrual related to a sales and use tax audit in the second quarter of 2013. Additionally, the second quarter of 2014 includes $4.6 million of costs associated with our participation in the settlement of a customer lawsuit. General and administrative expenses included $3.7 million and $3.3 million of stock-based compensation expense during the second quarter of 2014 and 2013, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $51.8 million during the second quarter of 2014 compared to $52.1 million for the same period in 2013.  The decline in depreciation and amortization expense is due to the decrease in depreciation related to the divesture of our barge rig operations in March 2014, offset by capital expenditures for equipment.

Interest Expense. Interest expense decreased to $16.6 million during the second quarter of 2014 compared to $16.8 million during the second quarter of 2013.

Income Tax Expense. There was income tax expense of $2.2 million during the second quarter of 2014 compared to an income tax benefit  of $2.8 million for the same period in 2013. Our effective tax rate during the second quarter of 2014 and 2013 was approximately 47% and 18%, respectively. The increase in our effective tax rate was primarily due to the permanent taxable differences on different amounts of pre-tax income and pre-tax loss in 2014 and 2013, respectively.

Six Months Ended June 30, 2014 Compared to Six Months Ended June 30, 2013

Revenues. Revenues increased by 11%  to $696.4  million during  the  six months  ended  June  30, 2014  from $630.1 million during the same period in 2013. This increase was primarily due to increased demand by our customers for our services.

Completion and remedial services revenues increased by 20% to $301.9 million during the six months ended June 30, 2014 compared to $250.6 million in the same period in 2013. The increase in revenue between these periods was primarily due to an increase in our total hydraulic horsepower to 351,000 at June 30, 2014 from 292,000 at June 30, 2013, and increased pumping and coil tubing demand by our customers.

Well servicing revenues increased by 1% to $182.5 million during the six months ended June 30, 2014 compared to $181.6 million during the same period in 2013. The segment experienced a 1% decrease in rig hours to 431,600 during the six months ended June 30, 2014 from 434,700 during the same period in 2013, due to the sale of our inland barge rigs in March 2014. This segment also experienced an increase in revenue per rig hour to $413 during the six months ended June 30, 2014 from $404 during the same period in 2013 due to a higher ratio of plugging revenues, which are performed at a higher rate. Our average number of well servicing rigs decreased to 423 during the six months ended June 30, 2014 compared to 425 in the same period in 2013, due to the sale of our barge rigs in March 2014.

Fluid services revenues increased by 8% to $183.1 million during the six months ended June 30, 2014 compared to $169.9 million in the same period in 2013. Our revenue per fluid service truck increased 3% to $181,000 in the six months ended June 30, 2014 compared to $176,000 in the same period in 2013 due to an increase in disposal and skim oil revenues from our salt water disposal facilities. Our weighted average number of fluid service trucks increased 4% to 1,015 during the six months ended June 30, 2014 from 972 in the same period in 2013.

Contract drilling revenues increased by 3% to $28.9 million during the six months ended June 30, 2014 compared to $28.0 million in the same period in 2013. The number of rig operating days increased 4% to 1,763 in the six months ended June 30, 2014 compared to 1,696 in the same period in 2013. The increase in revenue and rig operating days was due to an increase in new well starts in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased by 10% to $475.1 million during the six months ended June 30, 2014 from $433.6 million in the same period in 2013. This increase was primarily due to increased activity and revenues in each of our four business segments.

Direct operating expenses for the completion and remedial services segment increased by 15% to  $189.1 million during the six months ended June 30, 2014 compared to  $164.9 million for the same period in 2013 due primarily to increased activity levels overall. Segment profits increased to 37% of revenues during the six months ended June 30, 2014 compared to 35% for the same period in 2013, due to increased activity and rate increases in selected markets.

Direct operating expenses for the well servicing segment increased by 1% to $134.5 million during the six months ended June 30, 2014 compared to $132.6 million for the same period in 2013. The increase in direct operating expenses was due to increased level of activity. Segment profits decreased to 26% of revenues for the six months ended June 30, 2014 compared to 27% for the same period in 2013, due to higher legal and insurance costs.

Direct operating expenses for the fluid services segment increased by 13% to $131.8 million during the six months ended June 30, 2014 compared to $117.2 million for the same period in 2013, mainly due to increased activity levels. Segment profits were 28% of revenues during the six months ended June 30, 2014 compared to 31% for the same period in 2013 due to increased competition.

Direct operating expenses for the contract drilling segment increased by 4% to $19.7 million during the six months ended June 30, 2014 from $18.9 million for the same period in 2013. Segment profits for this segment increased to 32% of revenues during the six months ended June 30, 2014 compared to 32% for the same period in 2013, primarily due  to lower repair and maintenance costs.

       General and Administrative Expenses. General and administrative expenses decreased by 10% to $82.5 million during the six months ended June 30, 2014 from $91.3 million for the same period in 2013, due mainly to cost-cutting initiatives, as well as decreased personnel and compensation costs. General and administrative expenses included $7.1 million and $6.1 million of stock-based compensation expense during the six months ended June 30, 2014 and 2013, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $103.5 million during the six months ended June 30, 2014 compared to $101.8 million for the same period in 2013. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year through internal growth and through the one acquisition completed since June 30, 2013.

Interest Expense. Interest expense decreased to $33.4 million during the six months ended June 30, 2014 compared to $33.6 million during the same period of 2013.

Income Tax Expense.  Income tax expense was  $1.6 million during the six months ended June 30, 2014 compared to an income tax benefit of $10.2 million for the same period in 2013. Our effective tax rate during the six months ended June 30, 2014 and 2013 was approximately 75% and 32%, respectively. The increase in our effective tax rate was primarily due to the permanent taxable differences on different amounts of pre-tax income and pre-tax loss in 2014 and 2013, respectively.

Liquidity and Capital Resources

As of June 30, 2014, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $250.0 million revolving credit facility. As of June 30, 2014, we had unrestricted cash and cash equivalents of $99.0 million compared to $111.5 million as of December 31, 2013.  When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $94.0 million for the six months ended June 30, 2014 compared to cash provided by operating activities of $68.4 million during the same period in 2013. Operating cash flow in the first six months of 2014 was higher mainly due to decreased net loss in 2014 and generally higher activity levels.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2014 were $107.4 million compared to $94.1 million in the same period of 2013.  We added $13.8 million of additional assets through our capital lease program during the first six months of 2014 compared to $27.0 million of additional assets in the same period in 2013.

In 2014, we currently have planned capital expenditures of approximately $285 million, including capital leases of $55 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

7.75% Senior Notes due 2019

On February 15, 2011, we issued $275.0 million of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $200.0 million of 2019 Notes,  resulting in outstanding 2019 Notes with an aggregate principal amount of $475.0 million. The 2019 Notes are jointly and severally, and unconditionally, guaranteed on a senior unsecured basis by all of our current subsidiaries, other than three immaterial subsidiaries. The 2019 Notes and the guarantees rank (i) equally in right of payment with any of our and the subsidiary guarantors’ existing and future senior indebtedness, including our existing 7.75% Senior Notes due 2022 and the related guarantees, and (ii) effectively junior to all existing or future liabilities of our subsidiaries that do not guarantee the 2019 Notes and to our and the subsidiary guarantors’ existing or future secured indebtedness to the extent of the value of the collateral therefore.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications. At June 30, 2014, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our tender offer and consent solicitation for our 7.125% Senior Notes due 2016 (the “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainders of the net proceeds were used for general corporate purposes.

The 2022 Notes and the guarantees were issued pursuant to an indenture dated as of October 16, 2012 (the “2022 Notes Indenture”), by and among us, the guarantors’ party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes accrues at a rate of 7.75% per year and is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2022 Notes mature on October 15, 2022.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications. At June 30, 2014, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Credit Agreement”) providing for a new $165.0 million Revolving Credit Facility with Merrill Lynch, Pierce, Fenner & Smith Incorporated and Capital One, National Association, as joint lead arrangers and joint book managers, the lenders party thereto and Bank of America, N.A., as administrative agent. The Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $100.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our subsidiary guarantors’ assets as collateral under a related Security Agreement (the “Security Agreement”). As of June 30, 2014, the non-guarantor subsidiaries held no assets and performed no operations. On July 15, 2011, we exercised the accordion feature and amended the Credit Agreement to increase our total credit available from $165.0 million to $225.0 million. On April 5, 2012, we amended the Credit Agreement to increase the aggregate amount of commitments thereunder to $250.0 million. On October 1, 2012, we further amended the Credit Agreement to permit the transactions contemplated by the offering of 2022 Notes and the tender offer and redemption of 2016 Notes. On August 29, 2013, we further amended the Credit Agreement to amend the required leverage ratios.

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

We had no borrowings and $37.7 million of letters of credit outstanding under the Credit Agreement as of June 30, 2014, giving us $212.3 million of available borrowing capacity. At June 30, 2014, we were in compliance with our covenants under the Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our capital leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. For the six-month period ended June 30, 2014, we were in compliance with our covenants under the agreement with Banc of America Leasing & Capital, LLC. As of June 30, 2014, we had total capital leases additions of approximately $13.8 million.

Preferred Stock

At June 30, 2014 and December 31, 2013, we had 5,000,000 shares of $0.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of June 30, 2014, we had approximately $56.2 million of net operating loss carryforwards.

Recent Accounting Pronouncements

In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals that have not been reported in financial statements previously issued. Basic will determine if this pronouncement will have a material impact on its consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Basic will determine if this pronouncement will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12,  “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. Basic will determine if this pronouncement will have a material impact on its consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2014, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended June 30, 2014 (dollars in thousands, except average price paid per share):

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares reacquired	Per Share	Program (1)	the Program (1)
April 1 — April 30 (2)	—	$—	—	$
May 1 — May 31 (2)	—	$—	—	$
June 1 — June 30 (2)	—	$—	—	$
Total	—	$—	—	$20,326

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

3.1*

Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1/A (SEC File No. 333-127517), filed on September 28, 2005)

3.2*

Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*

Specimen Stock Certificate Representing Common Stock of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (SEC File No. 333-127517), filed on November 4, 2005)

4.2*

Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

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

10.1*

Form of Performance-Based Award Agreement (Executive and Senior Management, effective March 18, 2014) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 21, 2014)

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

Date: July 28, 2014

Exhibit Index

Exhibit No.	Description

3.1*

Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1/A (SEC File No. 333-127517), filed on September 28, 2005)

3.2*

Amended and Restated Bylaws of the Company, effective as of March 9, 2010. (Incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

4.1*

Specimen Stock Certificate Representing Common Stock of the Company. (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form S-1/A (SEC File No. 333-127517), filed on November 4, 2005)

4.2*

Indenture dated as of February 15, 2011, among Basic Energy Services, Inc. as Issuer, the Guarantors named therein and Wells Fargo Bank, N.A., as Trustee. (Incorporated by reference to Exhibit 4.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

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

10.1*

Form of Performance-Based Award Agreement (Executive and Senior Management, effective March 18, 2014) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 21, 2014)

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