Form 10-Q
period 2014-09-30
BASIC ENERGY SERVICES INC
filed 2014-10-27
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

43,183,490 shares of the registrant’s Common Stock were outstanding as of October 27, 2014.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,450	$111,532
Trade accounts receivable, net of allowance of $2,226 and $3,675, respectively	262,357	204,394
Accounts receivable - related parties	61	50
Income tax receivable	—	3,475
Inventories	43,080	34,240
Prepaid expenses	19,156	9,597
Other current assets	9,986	8,289
Deferred tax assets	23,744	31,436
Total current assets	415,834	403,013
Property and equipment, net	981,910	928,037
Deferred debt costs, net of amortization	13,800	16,145
Goodwill	112,714	110,914
Other intangible assets, net of amortization	73,351	77,555
Other assets	8,240	7,675
Total assets	$1,605,849	$1,543,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$56,178	$45,508
Accrued expenses	78,622	77,058
Income tax payable	152	—
Current portion of long-term debt	43,921	41,394
Other current liabilities	8,300	688
Total current liabilities	187,173	164,648

Long-term debt, net of unamortized premium on notes of $1,280 and $1,459, respectively	865,708	846,691
Deferred tax liabilities	162,652	164,306
Other long-term liabilities	26,208	22,407
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2014 and December 31, 2013	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 43,183,490 shares outstanding at September 30, 2014; 43,500,032 shares issued and 42,226,088 shares outstanding at December 31, 2013	435	435
Additional paid-in capital	366,149	363,674
Retained earnings (deficit)	3,741	(6,726)
Treasury stock, at cost, 316,542 and 1,273,944 shares at September 30, 2014 and December 31, 2013, respectively	(6,217)	(12,096)
Total stockholders' equity	364,108	345,287
Total liabilities and stockholders' equity	$1,605,849	$1,543,339

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$193,699	$127,119	$495,550	$377,696
Well servicing	91,119	97,783	273,660	279,379
Fluid services	92,852	86,121	276,001	256,052
Contract drilling	16,285	13,774	45,162	41,744
Total revenues	393,955	324,797	1,090,373	954,871
Expenses:
Completion and remedial services	119,138	82,959	308,235	247,813
Well servicing	67,636	70,983	202,144	203,586
Fluid services	66,121	59,673	197,958	176,844
Contract drilling	11,225	9,128	30,900	28,060
General and administrative, including stock-based compensation of $3,811 and $2,837 in three months and $10,932 and $8,966 in the nine months ended September 30, 2014 and 2013, respectively	41,516	43,179	124,028	134,457
Depreciation and amortization	54,485	53,623	157,975	155,471
Loss on disposal of assets	979	411	1,216	2,290
Total expenses	361,100	319,956	1,022,456	948,521
Operating income	32,855	4,841	67,917	6,350
Other income (expense):
Interest expense	(16,828)	(16,927)	(50,253)	(50,541)
Interest income	11	10	37	40
Other income	139	232	612	567
Income (loss) before income taxes	16,177	(11,844)	18,313	(43,584)
Income tax benefit (expense)	(6,246)	4,888	(7,846)	15,054
Net income (loss)	$9,931	$(6,956)	$10,467	$(28,530)
Earnings per share of common stock:
Basic	$0.24	$(0.17)	$0.25	$(0.70)
Diluted	$0.24	$(0.17)	$0.25	$(0.70)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balance - December 31, 2013	43,500,032	$435	$363,674	$(12,096)	$(6,726)	$345,287
Issuances of restricted stock	—	—	(9,583)	9,583	—	—
Amortization of share-based compensation	—	—	10,932	—	—	10,932
Purchase of treasury stock	—	—	—	(6,315)	—	(6,315)
Exercise of stock options	—	—	1,126	2,611	—	3,737
Net income	—	—	—	—	10,467	10,467
Balance - September 30, 2014 (unaudited)	43,500,032	$435	$366,149	$(6,217)	$3,741	$364,108

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine months ended September 30,
	2014	2013

Cash flows from operating activities:
Net income (loss)	$10,467	$(28,530)
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	157,975	155,471
Accretion on asset retirement obligation	98	83
Change in allowance for doubtful accounts	(1,449)	779
Amortization of deferred financing costs	2,411	2,300
Amortization of premium on notes	(179)	(166)
Non-cash compensation	10,932	8,966
Loss on disposal of assets	1,216	2,290
Deferred income taxes	6,038	(15,414)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(56,525)	(3,584)
Inventories	(8,840)	1,938
Prepaid expenses and other current assets	(16,354)	(4,106)
Other assets	(565)	81
Accounts payable	10,670	(12,296)
Income tax receivable / payable	3,080	(976)
Other liabilities	11,524	2,763
Accrued expenses	1,285	(2,445)
Net cash provided by operating activities	131,784	107,154
Cash flows from investing activities:
Purchase of property and equipment	(184,925)	(104,029)
Proceeds from sale of mutual fund	—	5,635
Proceeds from sale of assets	36,350	11,542
Payments for other long-term assets	(879)	(808)
Payments for businesses, net of cash acquired	(16,090)	(16,267)
Net cash used in investing activities	(165,544)	(103,927)
Cash flows from financing activities:
Payments of debt	(34,225)	(33,868)
Proceeds from debt	16,000	—
Purchase of treasury stock	(6,315)	(3,562)
Tax withholding from exercise of stock options	(362)	(154)
Exercise of employee stock options	4,646	456
Deferred loan costs and other financing activities	(66)	(495)
Net cash used in financing activities	(20,322)	(37,623)
Net decrease in cash and equivalents	(54,082)	(34,396)
Cash and cash equivalents - beginning of period	111,532	134,565
Cash and cash equivalents - end of period	$57,450	$100,169

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

September 30, 2014 (unaudited)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the December 31, 2013 Form 10-K. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.

Nature of Operations

Basic provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, Ohio, California and Pennsylvania.

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Basic and its wholly owned subsidiaries. Basic has no variable interest in any other organization, entity, partnership or contract. All intercompany transactions and balances have been eliminated.

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

2. Acquisitions

In 2013 and during the first nine months of 2014, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which was accounted for using the purchase method of accounting. The following table summarizes the final values for the acquisitions at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC	February 19, 2013	$12,979
Petroleum Water Solutions, LLC	February 22, 2013	3,288
Karnes Water Management, LLC	December 31, 2013	5,200
Total 2013		$21,467

Pioneer Fishing and Rental Services, LLC	September 17, 2014	$16,090
Total 2014		$16,090

The operations of each of the acquisitions listed above are included in Basic’s consolidated statement of operations as of each respective closing date. The pro forma effect of the acquisition completed in the first nine months of 2014 is not material, either individually or when aggregated, to the reported results of operations. The provisional value used with respect to Pioneer Fishing and Rental Service, LLC will be finalized once the valuation of the tangible and intangible assets is complete.

3. Goodwill and Other Intangible Assets

Additions to goodwill during the nine months ended September 30, 2014 were primarily due to current period acquisitions and adjustments to the preliminary purchase price allocations for the Karnes Water Management, LLC acquisitions completed in the current year. The changes in the carrying amount of goodwill for the nine months ended September 30, 2014 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Balance as of December 31, 2013	$77,697	$6,622	$26,595	$—	$110,914
Goodwill additions	315	—	1,485	—	1,800
Balance as of September 30, 2014	$78,012	$6,622	$28,080	$—	$112,714

Basic’s intangible assets subject to amortization were as follows (in thousands):

	September 30, 2014	December 31, 2013
Customer relationships	$88,576	$87,139
Non-Compete agreements	13,752	13,004
Trade names	1,939	1,939
Other intangible assets	2,086	2,086
	106,354	104,168
Less accumulated amortization	33,003	26,613
Intangible assets subject to amortization, net	$73,351	$77,555

Amortization expense for the three months ended September 30, 2014 and 2013 was approximately $2.1 million and $2.0 million, respectively. Amortization expense for the nine months ended September 30, 2014 and 2013 was approximately $6.4 million and $6.2 million, respectively.

Intangible assets, net of accumulated amortization allocated to reporting units as of September 30, 2014 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Intangible assets subject to amortization, net	$54,035	$5,473	$10,395	$3,448	$73,351

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and other intangible assets and trade names are amortized over a 15-year life.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Land	$18,519	$17,800
Buildings and improvements	67,334	65,702
Well service units and equipment	473,909	498,846
Fluid services equipment	263,734	258,371
Brine and fresh water stations	13,971	13,496
Frac/test tanks	345,240	275,603
Pumping equipment	327,883	299,300
Construction equipment	15,981	15,677
Contract drilling equipment	108,667	104,958
Disposal facilities	154,864	143,459
Light vehicles	68,655	64,942
Rental equipment	99,150	70,738
Software	21,143	23,360
Other	16,291	16,754
	1,995,341	1,869,006
Less accumulated depreciation and amortization	1,013,431	940,969
Property and equipment, net	$981,910	$928,037

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Light vehicles	$44,635	$39,970
Contract drilling equipment	4,255	4,223
Well service units and equipment	966	1,554
Fluid services equipment	127,594	121,051
Pumping equipment	35,126	29,080
Construction equipment	730	1,005
Software	17,120	17,120
Other	70	70
	230,496	214,073
Less accumulated amortization	94,082	77,340
	$136,414	$136,733

Amortization of assets held under capital leases of approximately $9.5 million and $8.0 million for the three months ended September 30, 2014 and 2013, respectively, and $26.8 million and $22.9 million for the nine months ended September 30, 2014 and 2013, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt and Interest Expense

Long-term debt consisted of the following (in thousands):

	September 30, 2014	December 31, 2013
Credit Facilities:
Revolver	$16,000	$—
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,280	1,459
Capital leases and other notes	117,349	111,626
	909,629	888,085
Less current portion	43,921	41,394
	$865,708	$846,691

Basic had $16.0 million in borrowings and $51.3 million of letters of credit outstanding under the Credit Agreement as of September 30, 2014, giving Basic $182.7 million of available borrowing capacity.

Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2014	2013
Cash payments for interest	$49,689	$50,758
Commitment and other fees paid	1,719	1,351
Amortization of debt issuance costs and discount or premium on notes	2,232	2,134
Change in accrued interest	(3,413)	(3,376)
Other	26	(326)
	$50,253	$50,541

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

At September 30, 2014 and December 31, 2013, self-insured risk accruals totaled approximately $33.5 million net of a $14,000 receivable for medical and dental coverage and $26.1 million net of a $230,000 receivable for medical and dental coverage, respectively.

7. Stockholders’ Equity

Common Stock

In March 2014, Basic granted various employees 414,900 restricted shares of common stock that vest over a three-year period and 294,909 shares that vest over a four-year period.

During the nine months ended September 30, 2014, Basic issued 250,000 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 253,056 shares through net share settlements during the first nine months of 2014 and 256,811 shares through net share settlements during the first nine months of 2013.

8. Incentive Plan

During the three months ended September 30, 2014 and 2013, compensation expense related to share-based arrangements was approximately $3.8 million and $2.8 million, respectively. For compensation expense recognized during the three months ended September 30, 2014 and 2013, Basic recognized a tax benefit of approximately $1.5 million and $1.2 million, respectively. During the nine months ended September 30, 2014 and 2013, compensation expense related to share-based arrangements was approximately $10.9 million and $9.0 million, respectively. For compensation expense recognized during the nine months ended September 30, 2014 and 2013, Basic recognized a tax benefit of approximately $4.7 million and $3.1 million, respectively.

 As of September 30, 2014, there was approximately $28.8 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.3 years. The total fair value of share-based awards vested during the nine months ended September 30, 2014 and 2013 was approximately $20.5 million and $11.7 million, respectively. During the three months ended September 30, 2014 and 2013 there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, the excess tax benefit would have been approximately $4.0 million and $814,000 at September 30, 2014 and 2013, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at September 30, 2014 and the changes during the nine months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	530,000	$18.15
Options granted	—	—
Options forfeited	—	—
Options exercised	(250,000)	17.14
Options expired	—	—
Outstanding, end of period	280,000	$19.05	1.14	$1,545
Exercisable, end of period	280,000	$19.05	1.14	$1,545
Vested or expected to vest, end of period	280,000	$19.05	1.14	$1,545

The total intrinsic value of share options exercised during the nine months ended September 30, 2014 and 2013 was approximately $2.2 million and $501,000, respectively.

Cash received from share option exercises under the Plan was approximately $4.3 million and $302,000 for the nine months ended September 30, 2014 and 2013, respectively. During the nine months ended September 30, 2014 and 2013 there was no excess tax benefit due to the NOL. If there was no NOL, the excess tax expense would have been $57,000 for the nine months ended September 30, 2014 and excess tax benefit would have been $53,000 for the nine months ended September 30, 2013.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2014, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2014 through December 31, 2014, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 286,518 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period with the first shares vesting March 15, 2016. As of September 30, 2014, Basic estimated that 100% of the target number of performance-based awards will be earned.

 A summary of the status of Basic’s non-vested share grants at September 30, 2014 and changes during the nine months ended September 30, 2014 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	2,089,597	$14.93
Granted during period	1,032,125	25.10
Vested during period	(852,379)	14.82
Forfeited during period	(51,709)	20.63
Nonvested at end of period	2,217,634	$19.57

9. Related Party Transactions

Basic had receivables from employees of approximately $61,000 and $50,000 as of September 30, 2014 and December 31, 2013, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of a director, for approximately $69,000 per year. The term of the lease will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month.

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

10. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings per share (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013

	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$9,931	$(6,956)	$10,467	$(28,530)
Denominator:
Denominator for basic earnings per share	41,477,139	40,400,082	41,103,660	40,494,628
Stock options	83,790	—	109,914	—
Unvested restricted stock	651,984	—	540,780	—
Denominator for diluted earnings per share	42,212,913	40,400,082	41,754,354	40,494,628
Basic earnings per common share:	$0.24	$(0.17)	$0.25	$(0.70)
Diluted earnings per common share:	$0.24	$(0.17)	$0.25	$(0.70)

Stock options and unvested restricted stock shares of approximately 868,786 and 911,083 were excluded in the computation of diluted earnings per share for the three and nine months ended September 30, 2013, respectively as the effect would have been anti-dilutive.

11. Business Segment Information

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial			Contract	Corporate and
	Services	Well Servicing	Fluid Services	Drilling	Other	Total
Three Months Ended September 30, 2014 (Unaudited)
Operating revenues	$193,699	$91,119	$92,852	$16,285	$—	$393,955
Direct operating costs	(119,138)	(67,636)	(66,121)	(11,225)	—	(264,120)
Segment profits	$74,561	$23,483	$26,731	$5,060	$—	$129,835
Depreciation and amortization	$17,530	$14,263	$16,709	$3,332	$2,651	$54,485
Capital expenditures (excluding acquisitions)	$62,579	$14,614	$25,010	$2,033	$(506)	$103,730
Three Months Ended September 30, 2013 (Unaudited)
Operating revenues	$127,119	$97,783	$86,121	$13,774	$—	$324,797
Direct operating costs	(82,959)	(70,983)	(59,673)	(9,128)	—	(222,743)
Segment profits	$44,160	$26,800	$26,448	$4,646	$—	$102,054
Depreciation and amortization	$16,248	$15,494	$15,999	$3,260	$2,622	$53,623
Capital expenditures (excluding acquisitions)	$11,422	$6,761	$11,678	$477	$4,918	$35,256
Nine Months Ended September 30, 2014 (Unaudited)
Operating revenues	$495,550	$273,660	$276,001	$45,162	$—	$1,090,373
Direct operating costs	(308,235)	(202,144)	(197,958)	(30,900)	—	(739,237)
Segment profits	$187,315	$71,516	$78,043	$14,262	$—	$351,136
Depreciation and amortization	$50,827	$41,355	$48,445	$9,661	$7,687	$157,975
Capital expenditures (excluding acquisitions)	$131,962	$37,876	$46,050	$5,641	$3,345	$224,874
Identifiable assets	$515,145	$274,831	$316,152	$58,872	$440,849	$1,605,849
Nine Months Ended September 30, 2013 (Unaudited)
Operating revenues	$377,696	$279,379	$256,052	$41,744	$—	$954,871
Direct operating costs	(247,813)	(203,586)	(176,844)	(28,060)	—	(656,303)
Segment profits	$129,883	$75,793	$79,208	$13,684	$—	$298,568
Depreciation and amortization	$47,063	$45,946	$44,984	$9,750	$7,728	$155,471
Capital expenditures (excluding acquisitions)	$40,959	$31,165	$50,388	$3,530	$13,827	$139,869
Identifiable assets	$434,083	$282,324	$315,196	$60,195	$470,284	$1,562,082

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Segment profits	$129,835	$102,054	$351,136	$298,568
General and administrative expenses	(41,516)	(43,179)	(124,028)	(134,457)
Depreciation and amortization	(54,485)	(53,623)	(157,975)	(155,471)
Loss on disposal of assets	(979)	(411)	(1,216)	(2,290)
Operating income	$32,855	$4,841	$67,917	$6,350

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	For The Nine Months Ended September 30
	2014	2013

	(In thousands)
Capital leases issued for equipment	$39,948	$35,840
Asset retirement obligation additions	$60	$78

Basic paid no income taxes during the nine months ended September 30, 2014 and 2013. Basic paid interest of approximately $49.7 million and $50.8 million during the nine months ended September 30, 2014 and 2013, respectively.

13. Fair Value Measurements

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2014 and December 31, 2013. The fair value of our long-term notes is based upon the quoted market prices at September 30, 2014 and December 31, 2013 and is as follows:

	September 30, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
	(In thousands)
7.75% Senior Notes due 2019, excluding premium	$475,000	$493,240	$475,000	$496,375
7.75% Senior Notes due 2022, excluding premium	$300,000	$312,000	$300,000	$309,750

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of our revolving credit facility in long-term debt also approximates fair value due to its variable-rate characteristics.

14. Recent Accounting Pronouncements

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we purchased businesses and assets in four separate acquisitions from January 1, 2013 to September 30, 2014.  We also divested our inland workover barge rig fleet in March 2014. These transactions, as well as market fluctuations, make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower (“hhp”) increased from 292,000 at September 30,  2013 to 413,000 at September 30, 2014. Our weighted average number of fluid service trucks increased from 970 in the third quarter of 2013 to 1,025 in the third quarter of 2014. Our weighted average number of well servicing rigs decreased to 421 in the third quarter of 2014 from 425 in the third quarter of 2013.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2014		2013
Revenues:
Completion and remedial services	$495.5	46%	$377.7	40%
Well servicing	$273.7	25%	$279.4	29%
Fluid services	$276.0	25%	$256.1	27%
Contract drilling	$45.2	4%	$41.7	4%
Total revenues	$1,090.4	100%	$954.9	100%

Oil prices remained relatively stable throughout 2013 and through the third quarter of 2014.  As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas remained stable during 2014.

Subsequent to September 30, 2014, oil prices declined rapidly to a level near $80 per barrel. For the most part, we have not seen an immediate impact on our customers’ activity.  However, continued or further declines in oil prices could have a negative impact on the demand for our services if our customers reduce their exploration plans and programs.

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

During the first nine months of 2014, we made two business transactions.

Sale of Barges

In March 2014, we sold our four inland workover barges, and related equipment, to a private buyer for approximately $19.0 million. These assets had been included in the well servicing segment.

Pioneer Fishing and Rental Services, LLC

On September 17, 2014, we acquired all of the assets of Pioneer Fishing and Rental Services, LLC for total cash consideration of $16.1 million. This acquisition has been included in our completion and remedial services segment.

Segment Overview

Completion and Remedial Services

During the first nine months of 2014, our completion and remedial services segment represented approximately 46% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and other services.

Our pumping services concentrate on providing mid-sized fracturing services in selected markets, targeting jobs at rates of 100 barrels per minute or lower. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 413,000 and  292,000 at September 30, 2014 and 2013, respectively, including additions of 62,000 hhp in the third quarter of 2014, compared to 50,000 hhp added in the second quarter of 2014.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2013, the full year ended December 31, 2013 and the quarters ended September 30, 2014 (dollars in thousands):

		Segment
	Revenues	Profits %
2013:
First Quarter	$118,361	33%
Second Quarter	$132,216	35%
Third Quarter	$127,119	35%
Fourth Quarter	$123,441	35%
Full Year	$501,137	35%
2014:
First Quarter	$137,485	37%
Second Quarter	$164,366	38%
Third Quarter	$193,699	39%

The increase in completion and remedial services revenue to $193.7 million in the third quarter of 2014 from $164.4 million in the second quarter of 2014 resulted primarily from increased activity in our pumping and coil tubing services, from a larger equipment base, resulting due to an increase in capital expenditures during the third quarter.  Segment profits as a percentage of revenue increased to 39% for the third quarter of 2014 from 38% in the second quarter of 2014.

Well Servicing

During the first nine months of 2014, our well servicing segment represented approximately 25% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet decreased from a weighted average number of 425 rigs in the third quarter of 2013 to 421 in the third quarter of 2014, due to the divestiture of our barge rig operations.

The following is an analysis of our well servicing operations for each of the quarters in 2013, the full year ended December 31, 2013 and the quarters ended September 30, 2014:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2013:
First Quarter	425	210,800	69%	$399	$108	26%
Second Quarter	425	223,900	74%	$408	$111	28%
Third Quarter	425	227,100	75%	$404	$118	27%
Fourth Quarter	425	199,400	66%	$404	$113	27%
Full Year	425	861,200	71%	$404	$114	27%
2014:
First Quarter	425	217,400	73%	$417	$106	25%
Second Quarter	421	214,200	71%	$410	$116	28%
Third Quarter	421	217,500	71%	$405	$108	26%

Rig utilization remained flat at 71% in the second and third quarter of 2014.  The slightly higher utilization rate in the third quarter of 2014 resulted from seasonal increases in rig hours. Our segment profit percentage decreased to 26% for the third quarter of 2014 from 28% in the second quarter of 2014, primarily due pricing competition, particularly in the Permian Basin.

Fluid Services

During the first nine months of 2014, our fluid services segment represented approximately 25% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

 The following is an analysis of our fluid services operations for each of the quarters in 2013, the full year ended December 31, 2013, the quarters ended September 30, 2014 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2013:
First Quarter	963	555,600	$88	$27	31%
Second Quarter	972	568,500	$88	$27	31%
Third Quarter	970	578,900	$89	$27	31%
Fourth Quarter	986	579,400	$89	$26	29%
Full Year	973	2,282,400	$353	$107	30%
2014:
First Quarter	1,006	607,200	$92	$26	28%
Second Quarter	1,015	630,900	$89	$25	28%
Third Quarter	1,025	645,800	$91	$26	29%

Revenue per fluid service truck increased to $91,000 in the third quarter of 2014 compared to $89,000 in the second quarter of 2014 primarily due to increases in disposal capacity and utilization. We added two salt water disposal wells in the third quarter which brings the total number of salt water disposal wells to 85. Segment profit percentage increased to 29% in the third quarter of 2014 up from 28% in the second quarter of 2014.

Contract Drilling

During the first nine months of 2014, our contract drilling segment represented approximately 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the second and third quarter of 2014.

The following is an analysis of our contract drilling segment for each of the quarters in 2013, the full year ended December 31, 2013 and the quarters ended September 30, 2014:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2013:
First Quarter	12	850	$16,500	$5,700	35%
Second Quarter	12	846	$16,500	$5,000	30%
Third Quarter	12	833	$16,500	$5,500	34%
Fourth Quarter	12	781	$16,400	$5,800	35%
Full Year	12	3,310	$16,500	$5,500	33%
2014:
First Quarter	12	821	$16,500	$5,300	32%
Second Quarter	12	942	$16,300	$5,100	32%
Third Quarter	12	968	$16,800	$5,200	31%

Revenue per day increased to  $16,800 in the third quarter of 2014 compared to $16,300 in the second quarter of 2014. Segment profit percentage decreased slightly to 31% in the third quarter of 2014 compared to 32% in the second quarter of 2014.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2014 compared to the three months ended September 30, 2013. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended September 30, 2014 Compared to Three Months Ended September 30, 2013

Revenues. Revenues increased by 21% to $394.0 million during the third quarter of 2014 from $324.8 million during the same period in 2013. This increase was primarily due to increased demand for our services by our customers and expansion of our fleets, particularly in the completion and remedial segment.

Completion and remedial services revenues increased by 52% to $193.7 million during the third quarter of 2014 compared to $127.1 million in the same period in 2013. The increase in revenue between these periods was primarily due to an increased amount of pumping hhp, increased completion activity and higher rates. Total hydraulic horsepower increased to 413,000 at September 30, 2014 from 292,000 at September 30, 2013.

Well servicing revenues decreased by 7% to $91.1 million during the third quarter of 2014 compared to $97.8 million during the same period in 2013.  The decrease was driven by a decrease in rig hours, primarily due to the divesture of the barge rigs in the first quarter of 2014. Excluding the barge rig operations, third quarter 2013 well servicing revenues were $92.9 million, 2% higher than the third quarter of 2014. Our weighted average number of well servicing rigs decreased to 421 during the third quarter of 2014 from 425 during the same period in 2013.  Utilization was 71% in the third quarter of 2014, compared to 75% in the comparable quarter of 2013. Excluding the hours associated with the divested barge rigs, utilization was 73%  during the third quarter of 2013. Revenue per rig hour in the third quarter of 2014 was $405,  flat from $404 in the comparable quarter of 2013.

Fluid services revenues increased by 8% to $92.9 million during the third quarter of 2014 compared to $86.1 million in the same period in 2013, due to increases in trucking hours and our fleet driven by an increase in our disposal capacity. Our revenue per fluid service truck increased 2% to $91,000 in the third quarter of 2014 compared to $89,000 in the same period in 2013 due mainly to increases in disposal and skim oil revenues. Our weighted average number of fluid service trucks increased to 1,025 during the third quarter of 2014 compared to 970 in the same period in 2013.

Contract drilling revenues increased by 18% to $16.3 million during the third quarter of 2014 compared to $13.8 million in the same period in 2013. The number of rig operating days increased 16% to 968 in the third quarter of 2014 compared to 833 in the third quarter of 2013. The increase in revenue and rig operating days was due to an increase in utilization for our 1,000 horsepower rigs in the vertical Wolfberry play in the Permian Basin.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $264.1 million during the third quarter of 2014 from $222.7 million in the same period in 2013, primarily due to increases in activity.

Direct operating expenses for the completion and remedial services segment increased by 44% to $119.1 million during the third quarter of 2014 compared to $83.0 million for the same period in 2013 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 39% of revenues during the third quarter of 2014 compared to 35% for the same period in 2013, due to increased completion-related activity and pricing improvements.

Direct operating expenses for the well servicing segment decreased by 5% to $67.6 million during the third quarter of 2014 compared to $71.0 million for the same period in 2013. The decrease in direct operating expenses was primarily due to the decreased activity levels and the divestiture of our barge rig operation in March 2014. Segment profits decreased to 26% of revenues during the third quarter of 2014 compared to 27% of revenues during the third quarter of 2013 primarily due to higher personnel cost that could not be offset by rate increases.

Direct operating expenses for the fluid services segment increased by 11% to $66.1 million during the third quarter of 2014 compared to $59.7 million for the same period in 2013, mainly due to increased activity levels. Segment profits were 29% of revenues during the third quarter of 2014 compared to 31% for the same period in 2013, primarily due to higher personnel costs and costs associated with our water recycling operations.

Direct operating expenses for the contract drilling segment increased 23% to $11.2 million during the third quarter of 2014 compared to $9.1 million for same period in 2013. Segment profits for this segment decreased to 31% of revenues during the third quarter of 2014 from 34% during the third quarter of 2013 due to higher repairs and maintenance expense.

General and Administrative Expenses. General and administrative expenses decreased by 4% to $41.5 million during the third quarter of 2014 from $43.2 million for the same period in 2013, due to cost cutting measures and costs associated with the retirement of our former CEO in the third quarter of 2013. General and administrative expenses included $3.8 million and $2.8 million of stock-based compensation expense during the third quarter of 2014 and 2013, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $54.5 million during the third quarter of 2014 compared to $53.6 million for the same period in 2013.  The increase in depreciation and amortization expense is due to the increase in our fleet through acquisition and capital expenditures for equipment.

Interest Expense. Interest expense decreased to $16.8 million during the third quarter of 2014 compared to $16.9 million during the third quarter of 2013.

Income Tax Expense. There was income tax expense of $6.2 million during the third quarter of 2014 compared to an income tax benefit of $4.9 million for the same period in 2013. Our effective tax rate during the third quarter of 2014 and 2013 was approximately 39% and 38%, respectively. Our effective tax rates for 2014 and 2013 differ from the federal tax rate due to permanent items and state income taxes.

Nine Months Ended September 30, 2014 Compared to Nine Months Ended September 30, 2013

Revenues. Revenues increased by 14%  to $1,090.4  million during  the  nine months ended September 30, 2014  from $954.9 million during the same period in 2013. This increase was primarily due to increased demand by our customers for our services, and increased capacity of our equipment.

Completion and remedial services revenues increased by 31% to $495.6 million during the nine months ended September 30, 2014 compared to $377.7 million in the same period in 2013. The increase in revenue between these periods was primarily due to an increased amount of pumping hhp, increased completion activity and higher rates. Our total hydraulic horsepower increased to 413,000 at September 30, 2014 from 292,000 at September 30, 2013.

Well servicing revenues decreased by 2% to $273.7 million during the nine months ended September 30, 2014 compared to $279.4 million during the same period in 2013. The segment experienced a 2% decrease in rig hours to 649,100 during the nine months ended September 30, 2014 from 661,800 during the same period in 2013, due to the sale of our inland barge rigs in March 2014. Excluding the barge rig operations, the nine months ended September 30, 2013 well servicing revenues were $264.3 million, 4% lower than the nine months ended September 30, 2014. Our average number of well servicing rigs decreased to 422 during the nine months ended September 30, 2014 compared to 425 in the same period in 2013, due to the sale of our barge rigs in March 2014. This segment experienced an increase in revenue per rig hour to $411 during the nine months ended September 30, 2014 from $404 during the same period in 2013 due to the mix of revenues for our services.

Fluid services revenues increased by 8% to $276.0 million during the nine months ended September 30, 2014 compared to $256.1 million in the same period in 2013 due to increases in trucking hours and our fleet due to an addition in disposal capacity. We added eight salt water disposal wells during the first nine months of 2014. Our revenue per fluid service truck increased 3% to $272,000 in the nine months ended September 30, 2014 compared to $265,000 in the same period in 2013 due to an increase in disposal and skim oil revenues from our salt water disposal facilities. Our weighted average number of fluid service trucks increased 5% to 1,015 during the nine months ended September 30, 2014 compared to 968 in the same period in 2013.

Contract drilling revenues increased by 8% to $45.2 million during the nine months ended September 30, 2014 compared to $41.7 million in the same period in 2013. The number of rig operating days increased 8% to 2,731 in the nine months ended September 30, 2014 compared to 2,529 in the same period in 2013. The increase in revenue and rig operating days was due to an increase in new well starts in the Permian Basin, where all of our drilling rigs operate.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased by 13% to $739.2 million during the nine months ended September 30, 2014 from $656.3 million in the same period in 2013. This increase was primarily due to increased activity.

Direct operating expenses for the completion and remedial services segment increased by 24% to $308.2 million during the nine months ended September 30, 2014 compared to  $247.8 million for the same period in 2013 due primarily to increased activity levels overall. Segment profits increased to 38% of revenues during the nine months ended

September 30, 2014 compared to 34% for the same period in 2013, due to increased capacity and rate increases in selected markets.

Direct operating expenses for the well servicing segment decreased less than 1% to $202.1 million during the nine months ended September 30, 2014 compared to $203.6 million for the same period in 2013. The decrease in direct operating expenses was primarily due to the divestiture of our barge rig operations in March 2014. Segment profits decreased to 26% of revenues for the nine months ended September 30, 2014 compared to 27% for the same period in 2013, due to higher legal and insurance costs and wage pressure in selected markets.

Direct operating expenses for the fluid services segment increased by 12% to $198.0 million during the nine months ended September 30, 2014 compared to $176.8 million for the same period in 2013, mainly due to increased activity levels. Segment profits were 28% of revenues during the nine months ended September 30, 2014 compared to 31% for the same period in 2013 due to high levels of pricing competition and higher personnel costs.

Direct operating expenses for the contract drilling segment increased by 10% to $30.9 million during the nine months ended September 30, 2014 from $28.1 million for the same period in 2013. Segment profits for this segment decreased to 32% of revenues during the nine months ended September 30, 2014 compared to 33% for the same period in 2013, primarily due to higher repairs and maintenance expenses.

       General and Administrative Expenses. General and administrative expenses decreased by 8% to $124.0 million during the nine months ended September 30, 2014 from $134.5 million for the same period in 2013, due mainly to cost-cutting initiatives, as well as costs associated with the retirement of our former CEO in September 2013. General and administrative expenses included $10.9 million and $9.0 million of stock-based compensation expense during the nine months ended September 30, 2014 and 2013, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $158.0 million during the nine months ended September 30, 2014 compared to $155.5 million for the same period in 2013. The increase in depreciation expense was due to the increased capital expenditures for property and equipment over the past year through internal growth and through the two acquisitions completed since September 30, 2013.

Interest Expense. Interest expense decreased to $50.3 million during the nine months ended September 30, 2014 compared to $50.5 million during the same period of 2013.

Income Tax Expense. Income tax expense was $7.8 million during the nine months ended September 30, 2014 compared to an income tax benefit of $15.1 million for the same period in 2013. Our effective tax rate during the nine months ended September 30, 2014 and 2013 was approximately 43% and 35%, respectively. Our effective tax rates for 2014 and 2013 differ from the federal tax rate due to permanent items and state income taxes.

Liquidity and Capital Resources

As of September 30, 2014, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $250.0 million revolving credit facility. As of September 30, 2014, we had unrestricted cash and cash equivalents of $57.5 million compared to $111.5 million as of December 31, 2013. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

We had $16.0 million in borrowings and $51.3 million of letters of credit outstanding under the Credit Agreement as of September 30, 2014, giving us $182.7 million of available borrowing capacity. At September 30, 2014, we were in compliance with our covenants under the Credit Agreement.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $131.8 million for the nine months ended September 30, 2014 compared to cash provided by operating activities of $107.2 million during the same period in 2013. Operating cash flow in the first nine months of 2014 was higher mainly due to generally increased activity levels.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2014 were $201.0 million compared to $120.3 million in the same period of 2013. We added $39.9 million of additional assets through our capital lease program during the first nine months of 2014 compared to $35.8 million of additional assets in the same period in 2013.

In 2014, we currently have planned capital expenditures of approximately $300 million, including capital leases of $55 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

Other Debt

During 2014, we had total capital lease additions of approximately $39.9 million.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of September 30, 2014, we had approximately $23.9 million of net operating loss carryforwards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2014, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2013.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended September 30, 2014:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares reacquired	Per Share	Program (1)	the Program (1)
July 1 — July 31 (2)	2,115	$28.44	—	$
August 1 — August 31 (2)	480	$24.77	—	$
September 1 — September 30 (2)	—	$—	—	$
Total	2,595	$27.76	—	$20,326

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

BASIC ENERGY SERVICES, INC.

By:	/s/ Thomas M. Patterson
Name:	Thomas M. Patterson
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
Name:	John Cody Bissett
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: October  27, 2014

Exhibit Index

Exhibit No.	Description

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