Form 10-K
period 2014-12-31
BASIC ENERGY SERVICES INC
filed 2015-02-24
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $1,046,541,738 as of June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $29.22 per share and 35,815,939 shares held by non-affiliates).

There were 41,848,993 shares of the registrant’s common stock outstanding as of February 20, 2015.

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

The words “believe,” “estimate,” “expect,” “anticipate,” “project,” “intend,” “plan,” “seek,” “could,” “should,” “may,” “potential” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this annual report are forward-looking statements. Although we believe that the forward-looking statements contained in this annual report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this annual report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

Important factors that may affect our expectations, estimates or projections include:

•a decline in, or substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;

•competition within our industry;

•the effects of future acquisitions on our business;

•our access to current or future financing arrangements;

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

Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, California, Ohio and Pennsylvania. Our operations are focused on liquids-rich basins that have exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. We provide our services to a diverse group of over 2,000 oil and gas companies.

Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of our business segments:

•Completion and Remedial Services.    Our completion and remedial services segment  (47% of our revenues in 2014) operates our fleet of pumping units, an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and nitrogen units. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.

•Fluid Services.    Our fluid services segment (25% of our revenues in 2014) utilizes our fleet of 1,047 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, water treatment and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•Well Servicing.    Our well servicing segment (24% of our revenues in 2014) operates our fleet of 421 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.

•Contract Drilling.    Our contract drilling segment  (4% of our revenues in 2014) operates our fleet of 12 drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.

Financial information about our segments is included in Note 15 of the notes to our historical consolidated financial statements.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Extensive Domestic Footprint in the Most Prolific Basins.    Our operations are focused on liquids-rich basins located in the United States that have exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. Based on the most recent publicly available information, we operate in states that accounted for approximately 78% of the approximately 800,000 existing onshore oil and natural gas wells in the 48 contiguous states and approximately 99% of U.S. onshore oil production and 99% of U.S. onshore natural gas production. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.

Diversified Service Offering for Further Revenue Growth and Reduced Volatility.    We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 166 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

Significant Market Position.    We maintain a significant market share for each of our lines of business within our core operating areas: the Permian Basin of West Texas and Southeast New Mexico; the Gulf Coast region of South Texas and Louisiana; the Mid-Continent region of North Texas, Oklahoma and Kansas; the Ark-La-Tex region of East Texas, North Louisiana and Arkansas; California; and the Rocky Mountain region of North New Mexico, Colorado, Utah, Wyoming, Montana and North Dakota. Our goal is to be one of the top two providers of the services we provide in each of our core operating areas. Our position in each of these markets allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, stimulation, completion and plugging and abandonment services.

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

General Industry Overview

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States, which in turn is affected by current and expected levels of oil and natural gas prices. Natural gas prices continued to decline significantly in 2009 and remained depressed through 2014, which resulted in decreased activity in the natural gas-driven markets. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable until the fourth quarter of 2014, when they experienced a significant decline due to oversupply worldwide.  Despite natural gas prices remaining below the levels seen in past years, several markets that produce significant natural gas liquids, such as the Eagle Ford shale, and/or that have other advantages like proximity to key consuming markets, such as the Marcellus shale, continued to see relatively stable activity during 2014.

The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the Henry Hub Natural Gas Spot Price since 2012:

	Cushing WTI Spot	Henry Hub Gas
Period	Oil Price ($/bbl)	Spot Price ($/mcf)

1/1/12 - 12/31/12	$94.11	$2.75
1/1/13 - 12/31/13	97.91	3.73
1/1/14 - 12/31/14	93.26	4.39
Closing Price at 12/31/14	59.29	3.48

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drive the increased demand for our services. In 2012,  oil prices remained stable and natural gas prices decreased and the land-based drilling rig count decreased approximately 12%. In 2013, oil prices remained stable and natural gas prices increased incrementally, and the average oil-based drilling rig count also remained stable. In the first three quarters of 2014, oil prices and natural gas prices increased incrementally causing the land-based drilling rig count to increase approximately 10%. In the fourth quarter of 2014, oil prices declined significantly resulting in a decrease in the land based rig count of approximately 5%.  Average natural gas-focused drilling rig count decreased 40% from 2012 to 2014, both according to the Baker Hughes rig count.

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

This segment operates 291 pumping units, with approximately 443,000 of horsepower capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. We also operate 66 air compressor packages, including foam circulation units, for underbalanced drilling, 36 snubbing units,  16 coiled tubing units and 10 wireline units for cased-hole measurement and pipe recovery services.

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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2014:

	Market Area

				Rocky	Permian
	Ark-La-Tex	Mid-Continent	Gulf Coast	Mountain	Basin	Appalachia	Total

Pumping Units	11	159	-	46	75	-	291
Air/Foam Packages	-	31	-	29	6	-	66
Snubbing Units	17	7	-	2	-	10	36
Rental and Fishing Tool Stores	-	9	-	3	10	1	23
Coiled Tubing Units	-	2	-	11	3	-	16
Wireline Units	-	6	-	-	4	-	10

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

Our snubbing service business utilizes specialized equipment to run or remove pipe and other associated downhole tools into a wellbore.  This process is accomplished with a wellbore having surface pressure or with the anticipation of surface pressure. Our snubbing services are utilized for both routine and non-routine workover, completion and remedial activities.

Cased-hole wireline services typically utilize a single truck equipped with a spool of wireline that is used to lower and raise a variety of specialized tools in and out of a cased wellbore. These tools can be used to measure pressures and temperature as well as the condition of the casing and the cement that holds the casing in place. Other applications for wireline tools include placing equipment in or retrieving equipment from the wellbore, or perforating the casing and cutting off pipe that is stuck in the well so that the free section can be recovered. Wireline trucks are utilized throughout the life of a well.

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

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2014:

	Market Area

	Rocky	Permian
	Mountain	Basin	Ark-La-Tex	Mid-Continent	Gulf Coast	Total

Fluid Service Trucks	147	483	185	70	162	1,047
Salt Water Disposal Wells	5	32	25	11	12	85
Fresh/Brine Water Stations	2	41	-	-	5	48
Fluid Storage Tanks	683	1,270	764	277	418	3,412

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

Fluid Services.    At December 31, 2014,  we owned and operated 1,047 fluid service trucks equipped with an average fluid hauling capacity of up to 150 barrels apiece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill frac tanks on well locations, including frac tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our frac tanks, we generally use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are generally provided to oilfield operators within a 50-mile radius of our nearest yard.

Salt Water Disposal Well Services.    At December 31, 2014, we owned 85 salt water disposal wells. Disposal wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes. Our fluid service trucks frequently transport the fluids that are disposed of in these salt water disposal wells. Our disposal wells have an average permitted injection capacity of over 6,000 barrels per day per well and are strategically located in close proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. In the states in which we operate, oil and natural gas wastes and salt water produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells, allowing us to salvage residual crude oil that we later sell for our account.

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

Our fleet included 421 well servicing rigs as of December 31, 2014, including 219 newbuilds since October 2004 and 90 rebuilds since the beginning of 2008. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, California, Arkansas, Utah, Montana, Kansas, Kentucky, Pennsylvania and West Virginia. Our well servicing rigs are mobile units that generally operate within a radius of approximately 75 to 100 miles from their respective bases.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2014. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

		Market Area

	Rated	Permian			Mid-	Rocky
Rig Type	Capacity	Basin	Gulf Coast	Ark-La-Tex	Continent	Mountain	California	Appalachia	Inactive	Total

Swab	N/A	-	1	5	2	2	-	-	1	11
Light Duty	< 90 tons	3	1	-	3	-	-	1	4	12
Medium Duty	> 90 <125 tons	111	24	25	39	44	-	2	15	260
Heavy Duty	> 125 tons	81	16	7	4	14	2	4	6	134
24-Hour	> 125 tons	2	-	-	-	-	-	-	2	4
Total		197	42	37	48	60	2	7	28	421

We operate a total of 421 well servicing rigs, one of the largest fleets in the United States. Based on the most recent publicly available information, four of our competitors operate more than 100 well servicing rigs: Key Energy Services, Inc., Nabors Industries Ltd., Superior Energy Services, Inc., Forbes Energy Services Ltd, and Pioneer Energy Services Corp.

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

Properties

Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We currently conduct our business from 166 area offices, 96 of which we own and 70 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 166 area offices, 101 are located in Texas, 15 are in Oklahoma, 11 are in New Mexico, 9 are in Colorado, 9 are in North Dakota, 6 are in Wyoming, 3 are in Utah, 2 are in Louisiana, 2 are in Arkansas, 2 are in Kansas, 2 are in Montana, 2 are in California, 1 is in Ohio, and 1 is in Pennsylvania.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2014, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. While we believe we could redeploy equipment in the current market environment if we lost any material customers, such loss could have an adverse effect on our business until the equipment is redeployed.

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. We believe our four largest competitors, Key Energy Services, Inc., Superior Well Services, Forbes Energy Services, Nabors Well Services Co. and Pioneer Energy Services Corp., each own a significant number of the U.S. marketable well servicing rigs according to the most recent publicly available data, including the Guiberson-AESC well service rig count. All four are public companies that operate in most of the large oil and natural gas producing regions in the United States. They each have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, they market a large portion of their work to the major oil and gas companies.

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

Our underground injection operations are subject to the federal Safe Drinking Water Act, referred to as the “SDWA,” as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced in January 2015, or at the state level. For example at the state level, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids. In addition, public concerns have recently been raised regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Texas Railroad Commission, referred to as (“RRC”), amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma, Kansas and Colorado. Our operations also involve the disposal of produced salt water by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the RRC. We also operate salt water disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. Regulations in these states require us to obtain a permit from the applicable regulatory agencies to operate each of our underground salt water disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment or other conditions such as earthquakes. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

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

We are also subject to the requirements of the Federal Motor Carrier Safety Regulations “DOT – FMCSA” of the U.S. Department of Transportation (“DOT”) and comparable state statutes that regulate commercial motor vehicle operations. In addition, we are also subject to the Pipeline and Hazardous Materials Safety Administration “DOT-PHMSA” and comparable state statutes that regulate hazardous materials shipments.

The federal Clean Air Act, as amended, known as the “Clean Air Act,” and state air pollution permitting laws, restrict the emission of air pollutants from many sources, including drilling operations and related equipment, and as a result affect oil and natural gas operations. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide (“CO2”), are being developed by the federal government and may increase the costs of compliance for our drilling services or our customers’ operations. For example, on January 14, 2015, the Obama administration announced a new emission reduction target for methane emissions associated with the oil and gas sector.

Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2015. However, any such legislation may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). Other nations have already agreed to regulate emissions of greenhouse gases, pursuant to the UNFCCC and a subsidiary agreement known as the “Kyoto Protocol,” an international treaty pursuant to which participating countries have agreed to reduce their emissions of greenhouse gases to below 1990 levels by 2012. The United States is a party to the UNFCCC but did not ratify the Kyoto Protocol. Such negotiations have thus far not resulted in substantive changes that would affect domestic industrial sources in the United States, and it is uncertain whether an international agreement will be reached or what the terms of any such agreement would be. The EPA has also taken action under the CAA to regulate greenhouse gas emissions. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases.

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

Employees

As of December 31, 2014, we employed approximately 5,700 people, with approximately 82% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

Our executive officers as of February 24, 2015 and their respective ages and positions are as follows:

Name	Age	Position
T. M. “Roe” Patterson	40	President, Chief Executive Officer and Director
Alan Krenek	59	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James F. Newman	50	Senior Vice President — Region Operations
William T. Dame	54	Vice President — Pumping Services
Douglas B. Rogers	51	Vice President — Marketing
James E. Tyner	64	Vice President — Human Resources
Lanny T. Poldrack	47	Vice President — Safety and Operations Support
John Cody Bissett.	40	Vice President, Controller and Chief Accounting Officer
Brett J. Taylor	42	Vice President — Equipment and Manufacturing

Set forth below is the description of the backgrounds of our executive officers.

T. M. “Roe” Patterson (President, Chief Executive Officer and Director) has 20 years of related industry experience. He was named our President and Chief Executive Officer and appointed as a Director in September 2013. Since joining Basic in 2006, he served in positions of increasing responsibility: as our Senior Vice President and Chief Operating Officer from April 2011 until September 2013, as a Senior Vice President from September 2008 until April 2011 and as a Vice President of various groups within Basic from February 2006 until September 2008. Prior to joining Basic, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 27 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. Prior to joining Basic, he held various financial management positions at Landmark Graphics Corp., Noble Corporation and Pool Energy Services Company. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a Certified Public Accountant.

James F. Newman (Senior Vice President — Regional Operations) has 30 years of related industry experience and has been our Senior Vice President, Region Operations since November 2013. He previously served as our Group Vice President — Permian Business Unit from April 2011 until September 2013 and has been a Group Vice President since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area

Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Professional Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

William T. Dame (Vice President — Pumping Services)  has 34 years of related industry experience. Mr. Dame joined Basic in 2003 and has served as our Vice President — Pumping Services since 2006. He previously served as our Vice President — PPW and RAFT Divisions from 2005 to 2006 and as a regional vice president from 2004 through 2005. Mr. Dame began his career in 1981 with Halliburton. From 1987 to 1997, he served as a vice president of Fleet Cementers, Inc., and from 1997 to 2003, he worked in various operational management positions at Plains Energy, Precision Drilling and New Force Energy Services. Mr. Dame attended Tarleton State University.

Douglas B. Rogers (Vice President — Marketing) has 32 years of related industry experience. He joined Basic in 2007 and serves as Vice President — Marketing after serving as Vice President-Contracts for the Drilling Division. Mr. Rogers was Vice President- Rocky Mountain Division for Patterson - UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson - UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.

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

Lanny T. Poldrack (Vice President — Safety and Operations Support) has  28 years of related industry experience. He has served as our Vice President — Safety and Operations Support since April 2011. From April 2009 to April 2011, he served as a Corporate Marketing Representative based in Houston, Texas. Prior to joining Basic, he spent 13 years at Cudd Energy Services where he held various technical sales and sales management positions for both well intervention and live well service divisions, the last 4 years of which he served as Business Development Manager for Cudd Well Control for both domestic and international operations in U.S., Canadian, Latin America, European, Middle Eastern and South East Asian markets. He began his oilfield career in West Texas as a technical field representative for Weatherford International, specializing in fishing and rental tools and hydraulic BOP systems. Mr. Poldrack graduated with an applied science degree from Odessa Junior College.

John Cody Bissett (Vice President, Controller and Chief Accounting Officer) has 13 years of related industry experience. He was appointed Basic’s Vice President, Controller and Chief Accounting Officer in March 2012. Mr. Bissett previously served as Basic’s Corporate Controller from July 2008 to March 2012 and as the Director of Financial Reporting from December 2007 to July 2008. Prior to joining Basic, Mr. Bissett was the Controller of Cap Rock Energy from November 2006 through December 2007, and previously held various roles in the accounting and finance function of Sirius Computer Solutions and the audit practice of KPMG LLP. Mr. Bissett graduated with an M.B.A. and a B.B.A. in Accounting from Angelo State University and is a Certified Public Accountant.

         Brett J. Taylor (Vice President — Manufacturing and Equipment) has 22 years of related industry experience. He has been our Vice President of Manufacturing and Equipment since June 2013. Prior to joining Basic, he was President of Taylor Industries, LLC in Tulsa, Oklahoma from 2010 to 2013. From 2009 to 2010, he served as Executive Vice President of Sales and Marketing at Serva Group Manufacturing.  Before that, Mr. Taylor held positions of increasing responsibilities at Taylor Industries over an 11-year span. His tenure at Taylor included the role of Consultant, President of Sales from 2008 to 2009, President of Taylor from 2003 to 2008, General Manager & Vice President of Business Development from 2001 to 2003, and Sales and Marketing Manager from 1997 to 1999. Mr. Taylor graduated with a Bachelor of Business Degree from the University of Oklahoma.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014, oil prices declined substantially from historical highs and may remain depressed for the foreseeable future. Adverse changes in capital markets and declines in prices for oil and natural gas will cause oil and natural gas producers to announce reductions in capital budgets for future periods. In light of the recent depressed oil prices, many oil producers, including many of our customers, have announced significant reductions in capital budgets for 2015.

Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause oil and natural gas producers to make further reductions to capital budgets in the future even if oil or natural gas prices increase from current levels. Any such cuts in spending will curtail drilling programs as well as discretionary spending on well services, which may result in a reduction in the demand for our services, the rates we can charge and our utilization. In addition, certain of our customers could become unable to pay their suppliers, including us. Any of these conditions or events could adversely affect our operating results.

If oil and natural gas prices remain volatile, or if oil or natural gas prices remain low or decline further, the demand for our services could be adversely affected.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related general production spending and level of drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells or lower production spending on existing wells. This, in turn, could result in lower demand for our services and may cause lower rates and lower utilization of our well service equipment. If oil prices or natural gas prices continue to remain low or decline further, or if there is a reduction in drilling activities, the demand for our services and our results of operations could be materially and adversely affected.

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $94.11, $97.91 and $ 93.26 per barrel in 2012, 2013 and 2014, respectively. Most recently, Cushing WTI oil prices have declined from over $107 per barrel in June 2014 to $59 per barrel on December 31, 2014.  The Henry Hub Natural Gas Spot Price averaged $2.75, $3.73 and $4.39 per Mcf for 2012, 2013 and 2014, respectively.

Competition within the well services industry may adversely affect our ability to market our services.

The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that possess substantially greater financial and other resources than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If adverse oil and natural gas market conditions persist or deteriorate further, our utilization rates may decline.

We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.

We anticipate that we will continue to make substantial capital investments to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2014, we invested approximately $236.3 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2013, we invested approximately $137.0 million in cash for capital expenditures, excluding acquisitions. For 2015, we have currently budgeted $100.0 million for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. Please read “Liquidity and Capital Resources” for more information.

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

Our future financial results could be adversely impacted by asset impairments or other charges.

We have recorded goodwill impairment charges and asset impairment charges in the past. We periodically evaluate our long-lived assets, including our property and equipment, indefinite-lived intangible assets, and goodwill for impairment. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.

We have operated at a loss in the past, and there is no assurance of our profitability in the future.

    Historically, we have experienced periods of low demand for our services and have incurred operating losses. In the future, we may not be able to reduce our costs, increase our revenues, or reduce our debt service obligations sufficient to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.

Our operations are subject to inherent risks, including operational hazard and cyber attacks. These risks may be self-insured, or may not be fully covered under our insurance policies.

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

Our operations are subject to federal, regional, state and local laws and regulations relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital expenditures to mitigate or prevent releases of materials from our facilities, the imposition of substantial liabilities for pollution resulting from our operations and the application of specific health and safety criteria addressing worker protection. Regulations concerning equipment certification also create an ongoing need for regular maintenance.  Failure to comply with these laws and regulations could result in investigations, restrictions or orders suspending well operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

We operate as a motor carrier and therefore are subject to regulation by the DOT and by other various state agencies. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety and hazardous materials labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. In addition, the trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, require on board black box recorder devices or limits on vehicle weight and size.

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

Please read “Business and Properties — Environmental Regulation and Climate Change” for more information on the environmental laws and government regulations that are applicable to us.

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

Our customers consist primarily of major and independent oil and gas companies. During 2014 and 2013, our top five customers accounted for 24% and 27%, respectively, of our revenues. However, no individual customer composed greater than 10% of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.

Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.

We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2014, our total debt was $931.1 million, including $1.2 million of premium, comprised of $475.0 million aggregate principal amount due under our 7.75% Senior Notes due 2019, $300.0 million aggregate principal amount due under our 7.75% Senior Notes due 2022 and capital lease obligations in the aggregate amount of $138.9 million. There were $16.0 million in borrowings and $51.3 million of letters of credit outstanding under our $300.0 million revolving credit facility as of December 31, 2014. For the year ended December 31, 2014, we made cash interest payments totaling $61.9 million.

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

We depend to a large extent on the services of some of our executive officers. The loss of the services of T. M. “Roe” Patterson, our President and Chief Executive Officer, or other key personnel could disrupt our operations. Although we have entered into employment agreements with Mr. Patterson and our other executive officers that contain, among other provisions, non-compete agreements, we may not be able to enforce the non-compete provisions in the employment agreements.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. On August 16, 2012 the EPA published rules that include standards to reduce methane emissions associated with oil and gas production. Federal changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations. Numerous legislative measures have been introduced in the past that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2015. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.

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

Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA commenced a study of the potential environmental impacts of hydraulic fracturing and issued a progress report on December 21, 2012. The EPA is expected to release soon a draft assessment report for public comment and peer review. The U.S. Department of the Interior has also announced that it will consider regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. On April 13, 2012, the Department of Interior, the Department of Energy and the EPA issued a memorandum outlining a multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. Moreover, the EPA has announced that it will develop effluent limitations for the treatment of discharge of wastewater resulting from hydraulic fracturing activities with a proposed rule scheduled for publication in early 2015. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Recently, public concerns have been raised regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Texas Railroad Commission amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.

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

The federal Endangered Species Act, referred to as the “ESA,” and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. For instance, the Sand Dune Lizard, referred to as “Lizard,” a small lizard found in southeastern New Mexico and west Texas, an area where we provide a significant level of contract drilling services to oil and natural gas exploration and production operators, was proposed for listing as an endangered species under the ESA in December 2010 by the U.S. Fish & Wildlife Service, also referred to as the “FWS.” In March 2014, the FWS listed the lesser prairie chicken as a threatened species under the Endangered Species Act. Concurrently, the FWS finalized a special rule under Section 4(d) of the Endangered Species Act that authorizes Kansas, Oklahoma, Texas, New Mexico and Colorado to continue managing conservation efforts related to oil and gas activities under the Western Association of Fish and Wildlife Agencies’ range-wide conservation plan. The sage grouse and certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS.” The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2013 and 2014, respectively:

	High	Low
2013:
First Quarter	$16.00	$11.63
Second Quarter	$14.51	$11.85
Third Quarter	$14.65	$11.30
Fourth Quarter	$16.80	$12.06
2014:
First Quarter	$27.41	$14.63
Second Quarter	$29.22	$25.14
Third Quarter	$29.46	$21.69
Fourth Quarter	$20.59	$5.17

As February 20, 2015, we had 41,848,993 shares of common stock outstanding held by approximately 190 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2014:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	280,000	$19.05	1,659,166
Equity compensation plans not approved by security holders	—	—	—
Total	280,000	$19.05	1,659,166

(1)	Consists of the Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan (as amended effective May 22, 2013).

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2014 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Appoximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
October 1 — October 31	—	$—	—	$20,326
November 1 — November 30 (2)	1,548	$10.70	—	$20,326
December 1 — December 31	921,059	$6.95	921,059	$13,925
Total	922,607	$6.96	921,059	$13,925

(1)

On May 24, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to approximately $35.2 million of shares of our common stock from time to time in open market or private transactions, at our discretion, as a continuation of our prior $50.0 million stock repurchase program announced in 2008 (of which $14.8 million had been previously purchased). The stock repurchase program may be suspended or discontinued at any time.

(2)

These amounts include shares that were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

Performance Graph

The following is a line graph comparing cumulative, total shareholder return for the five years ended December 31, 2014 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Nabors Industries Ltd. and Pioneer Energy Services Corp.

The graph assumes investments of $100 on December 31, 2009 at the closing sale price, and the reinvestment of all dividends, if any.

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

Comparison of Five Year Cumulative Total Return

Value of $100 Invested at December 31, 2009, December 31, 2010, December 30, 2011,

December 31, 2012, December 31, 2013 and December 31, 2014

T

	Basic Energy Services	Russell 2000 Index	Peer Group
December 31, 2009	$100.00	$100.00	$100.00
December 31, 2010	$185.17	$125.31	$111.52
December 30, 2011	$221.35	$118.47	$93.51
December 31, 2012	$128.20	$135.81	$67.40
December 31, 2013	$177.30	$186.07	$79.11
December 31, 2014	$78.76	$192.63	$52.79

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

	Year Ended December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Completion and remedial services	$698,917	$501,137	$586,070	$537,134	$261,436
Fluid services	369,774	343,863	352,246	332,010	241,164
Well servicing	361,683	363,386	376,268	333,057	204,872
Contract drilling	60,910	54,518	60,300	41,054	20,767
Total revenues	1,491,284	1,262,904	1,374,884	1,243,255	728,239
Expenses:
Completion and remedial services	434,457	327,540	357,960	297,276	156,573
Fluid services	265,105	239,154	236,588	211,959	178,152
Well servicing	270,344	265,058	268,219	228,723	156,885
Contract drilling	41,513	36,336	39,817	28,154	15,250
General and administrative (a)	167,301	171,439	183,274	144,485	108,831
Depreciation and amortization	217,480	209,747	187,083	154,341	135,001
Loss on disposal of assets	1,974	2,873	3,334	447	2,856
Goodwill impairment	34,703	-	-	-	-
Total expenses	1,432,877	1,252,147	1,276,275	1,065,385	753,548
Operating income (loss)	58,407	10,757	98,609	177,870	(25,309)

Net interest expense	(67,002)	(67,154)	(62,355)	(52,299)	(46,368)
Loss on early extinguishment of debt	-	-	(7,942)	(49,366)	-
Bargain Purchase gain	-	-	910	-	1,772
Other income	775	743	627	525	499
Income (loss) before income taxes	(7,820)	(55,654)	29,849	76,730	(69,406)
Income tax (expense) benefit	(521)	19,725	(10,263)	(30,894)	25,174
Net income (loss)	$(8,341)	$(35,929)	$19,586	45,836	$(44,232)
Basic earnings (loss) per share of common stock:	$(0.20)	$(0.89)	$0.48	$1.14	$(1.11)
Diluted earnings (loss) per share of common stock:	$(0.20)	$(0.89)	$0.47	$1.10	$(1.11)
Other Financial Data:
Cash flows from operating activities	$224,536	$165,588	$303,681	$279,455	$49,383
Cash flows from investing activities	(213,429)	(139,686)	(250,762)	(419,967)	(97,879)
Cash flows from financing activities	(42,724)	(48,935)	3,188	171,052	(28,943)
Capital expenditures:
Acquisitions, net of cash acquired	16,090	21,467	84,939	218,347	50,278
Property and equipment	236,295	136,950	171,440	221,839	63,579

(a) Includes approximately $14,714, $11,830, $12,855, $9,487 and $6,027 of non-cash stock compensation expense for the years ended December 31, 2014, 2013, 2012, 2011 and 2010, respectively.

	As of December 31,
	2014	2013	2012	2011	2010
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$79,915	$111,532	$134,565	$78,458	47,918
Property and equipment, net	1,007,969	928,037	943,766	856,412	625,702
Total assets	1,597,177	1,543,339	1,599,006	1,462,352	1,031,342
Long-term debt	882,572	846,691	844,906	748,976	474,628
Stockholders' equity	342,653	345,287	372,410	357,668	299,683

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in eight separate acquisitions from January 1, 2012 to December 31, 2014 for total consideration of $122.5 million. Our hydraulic horsepower capacity for pumping services increased from 271,000 at January 1, 2012 to 443,000 at December 31, 2014. Our weighted average number of fluid service trucks increased from 900 in the first quarter of 2012 to 1,043 in the fourth quarter of 2014. Our weighted average number of well servicing rigs decreased from 423 in the first quarter of 2012 to 421  in the fourth quarter of 2014. Our weighted average number of drilling rigs remained constant at 12 from the first quarter of 2012 to the fourth quarter of 2014. These acquisitions make changes in revenues, expenses and income not directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2014		2013		2012
Revenues:
Completion and remedial services	$ 698.9	47%	$ 501.1	40%	$ 586.1	43%
Fluid services	369.8	25%	343.9	27%	352.2	26%
Well servicing	361.7	24%	363.4	29%	376.3	27%
Contract drilling	60.9	4%	54.5	4%	60.3	4%
Total revenues	$ 1,491.3	100%	$ 1,262.9	100%	$ 1,374.9	100%

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

 Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable until the fourth quarter of 2014 when they experienced a significant decline. This trend in oil prices and natural gas prices has caused utilization and pricing for our services in our operating areas to decline throughout the fourth quarter of 2014. Extended low level of pricing might cause overcapacity and pricing pressure on all service lines in 2015.

Our revenues generally increased in 2014 due to an increase in activity during the first nine months the year. This increase was most notable in our completion and remedial services segment. These increases were somewhat offset by the drop in oil prices in the fourth quarter of 2014. We anticipate our customer base to decrease their 2015 capital programs and expect lower activity levels in 2015 accordingly. As the year progresses, we expect the lower levels of activity to create an environment in which pricing may continue to decrease.

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

Recent Strategic Acquisitions and Expansions

During the period from 2012 through 2014, we grew through acquisitions and capital expenditures. We completed four acquisitions in 2012 and three acquisitions in 2013,  none of which were considered significant. During 2014, we completed one acquisition, which was not considered significant, that complemented our existing completion and remedial services business segment.

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

Selected 2014 Acquisitions

During 2014, we made one acquisition that complemented our existing completion and remedial services business segment:

Pioneer Fishing and Rental, Inc.

On September 17,  2014, we acquired all of the assets of Pioneer Fishing and Rental, Inc. for total cash consideration of $16.1 million. This acquisition has been included in our completion and remedial services segment.

Segment Overview

Completion and Remedial Services

In 2014, our completion and remedial services segment represented 47% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing and acidizing services, as well as various fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 443,000 horsepower at December 31, 2014, compared to 297,000 horsepower and 291,000 horsepower at December 31, 2013 and December 31, 2012, respectively.

Our rental and fishing tool business operates 23 rental and fishing tool stores in selected markets as of December 31, 2014.

Our snubbing services operate 36 units throughout our geographic footprint as of December 31, 2014. We entered the snubbing business in 2009 with the acquisition of Team Snubbing Services, which operated in Arkansas. We further expanded our snubbing business in 2010 through the acquisition of Platinum Pressure Services, Inc., which operated in Texas, Oklahoma, Arkansas, Louisiana and Pennsylvania.

We have operations in the wireline, coiled tubing services, nitrogen services, water treatment and the underbalanced drilling services businesses. For a description of our wireline, coiled tubing services, nitrogen services, water treatment, and snubbing operations, please read “Overview of Our Segments and Services — Completion and Remedial Services Segment” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

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

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2012, 2013 and 2014 (dollars in thousands):

		Segment
Completion & Remedial	Revenues	Profits %
2012:
First Quarter	$ 164,420	41%
Second Quarter	$ 156,560	41%
Third Quarter	$ 143,348	39%
Fourth Quarter	$ 121,742	34%
Full Year	$ 586,070	39%
2013:
First Quarter	$ 118,361	33%
Second Quarter	$ 132,216	35%
Third Quarter	$ 127,119	35%
Fourth Quarter	$ 123,441	35%
Full Year	$ 501,137	35%
2014:
First Quarter	$ 137,485	37%
Second Quarter	$ 164,366	38%
Third Quarter	$ 193,699	39%
Fourth Quarter	$ 203,367	38%
Full Year	$ 698,917	38%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

Fluid Services

In 2014, our fluid services segment represented 25% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as frac water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2012, 2013 and 2014 (dollars in thousands):

	Weighted Average		Revenue Per	Segment Profits
	Number of Fluid		Fluid Service	Per Fluid	Segment
Fluid Services	Service Trucks	Truck Hours	Truck	Service Truck	Profits %
2012:
First Quarter	900	580,700	$ 106	$ 36	34%
Second Quarter	918	552,400	$ 99	$ 35	36%
Third Quarter	931	551,600	$ 91	$ 29	32%
Fourth Quarter	954	555,200	$ 86	$ 25	29%
Full Year	926	2,239,900	$ 380	$ 125	33%
2013:
First Quarter	963	555,600	$ 88	$ 27	31%
Second Quarter	972	568,500	$ 88	$ 27	31%
Third Quarter	970	578,900	$ 89	$ 27	31%
Fourth Quarter	986	579,400	$ 89	$ 26	29%
Full Year	973	2,282,400	$ 353	$ 107	30%
2014:
First Quarter	1,006	607,200	$ 92	$ 26	28%
Second Quarter	1,015	630,900	$ 89	$ 25	28%
Third Quarter	1,025	645,800	$ 91	$ 26	29%
Fourth Quarter	1,043	661,900	$ 90	$ 26	28%
Full Year	1,022	2,545,800	$ 362	$ 102	28%

We gauge activity levels in our fluid services segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.

Well Servicing

In 2014, our well servicing segment represented 24% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

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

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2012, 2013 and 2014. The revenues do not include revenues associated with rig manufacturing operations:

	Weighted Average		Rig	Revenue	Profits
	Number of	Rig	Utilization	Per Rig	Per Rig	Segment
Well Service	Rigs	Hours	Rate	Hour	Hour	Profits %
2012:
First Quarter	423	231,300	77%	$ 393	$ 117	30%
Second Quarter	431	232,500	75%	$ 399	$ 111	27%
Third Quarter	431	226,400	74%	$ 402	$ 124	30%
Fourth Quarter	429	203,000	66%	$ 393	$ 108	28%
Full Year	429	893,200	73%	$ 397	$ 115	29%
2013:
First Quarter	425	210,800	69%	$ 399	$ 108	26%
Second Quarter	425	223,900	74%	$ 408	$ 111	28%
Third Quarter	425	227,100	75%	$ 404	$ 118	27%
Fourth Quarter	425	199,400	66%	$ 404	$ 113	27%
Full Year	425	861,200	71%	$ 404	$ 114	27%
2014:
First Quarter	425	217,400	73%	$ 417	$ 106	25%
Second Quarter	421	214,200	71%	$ 410	$ 116	28%
Third Quarter	421	217,500	71%	$ 405	$ 108	26%
Fourth Quarter	421	204,400	67%	$ 416	$ 97	23%
Full Year	422	853,500	71%	$ 412	$ 107	25%

We gauge activity levels in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.

Contract Drilling

In 2014, our contract drilling segment represented 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a daywork daily rate, or footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig.

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2012, 2013 and 2014 (dollars in thousands):

	Weighted Average	Rig		Profits
	Number	Operating	Revenue	(Loss)	Segment
Contract Drilling	of Rigs	Days	Per Day	Per Day	Profits %
2012:
First Quarter	12	967	$ 15,800	$ 5,200	33%
Second Quarter	12	1,007	$ 15,500	$ 5,800	37%
Third Quarter	12	957	$ 15,800	$ 5,300	34%
Fourth Quarter	12	892	$ 16,000	$ 5,100	32%
Full Year	12	3,823	$ 15,800	$ 5,300	34%
2013:
First Quarter	12	850	$ 16,500	$ 5,700	35%
Second Quarter	12	846	$ 16,500	$ 5,000	30%
Third Quarter	12	833	$ 16,500	$ 5,500	34%
Fourth Quarter	12	781	$ 16,400	$ 5,800	35%
Full Year	12	3,310	$ 16,500	$ 5,500	33%
2014:
First Quarter	12	821	$ 16,500	$ 5,300	32%
Second Quarter	12	942	$ 16,300	$ 5,100	32%
Third Quarter	12	968	$ 16,800	$ 5,200	31%
Fourth Quarter	12	948	$ 16,600	$ 5,400	33%
Full Year	12	3,679	$ 16,600	$ 5,300	32%

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

Impairments.    We review our assets including tangible assets, intangible assets and goodwill, for impairment at a minimum annually, or whenever, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s carrying amount. When impairment is identified and fair value is less than carrying value, an impairment charge is recorded to income based on an estimate of future cash flows on a discounted basis.

Self-Insured Risk Accruals.    We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our workover rig fleet, with the exception of certain rigs and newly manufactured rigs. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $5 million, $1 million, and $400,000, respectively. We have lower deductibles per occurrence for automobile liability. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and historical claims history.

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

     Impairment of Goodwill.    Goodwill is not amortized. We assess impairment of goodwill annually as of December 31 or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less that its carrying value is allowed but not required. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is performed. In the two-step test, first, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.  We performed our annual assessment of goodwill as of December 31, 2014. For step one of the impairment testing, we tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. Our contract drilling reporting unit does not carry any goodwill, and was not subject to the test.

To estimate the fair value of the reporting units, we primarily used level 1 and level 3 inputs from the fair value hierarchy, which included a weighting of the discounted cash flow method and the public company guideline method (level 3 inputs) of determining fair value of a business unit. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization (level 1 inputs) was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with our capitalization. The measurement date for our common stock price and market capitalization was the closing price on December 31, 2014.

Based on the results of step one of the impairment test, impairment was indicated in two of the three of the assessed reporting units. As such, we were required to perform step two assessment on all the potentially impaired reporting units. Step two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective reporting unit. This assessment indicated that $34.7 million was considered impaired as of December 31, 2014. This non-cash charge eliminated all of our existing well servicing and fluid services goodwill as of December 31, 2014.

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

Stock-Based Compensation.    We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2012, 2013 and 2014 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of operations. For performance-based restricted stock awards, compensation expense is recognized in our financial statements based on their grant date fair value. We utilize (i) the closing stock price on the date of the grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options have not been issued since 2007 but were valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Results of Operations

The results of operations between periods may not be comparable, primarily due to fluctuations in the oil and natural gas industry throughout 2012, 2013 and 2014, as well as the Company’s growth in asset base during 2012 and 2014. The asset base slightly decreased in 2013 from 2012.

Year Ended December 31, 2014 Compared to Year Ended December 31, 2013

Revenues.    Revenues increased by 18% to $1.5 billion in 2014 from $1.3 billion in 2013. This increase was primarily due to relatively high demand by our customers, particularly from our completion and remedial services segment.

Completion and remedial services revenue increased by  39% to  $698.9 million in 2014 as compared to $501.1 million in 2013. The increase in revenue between these periods was primarily due to higher pumping revenues driven by an increase in pumping capacity. Total hydraulic horsepower was 443,000 and 297,000 at December 31, 2014 and December 31, 2013, respectively.

Fluid services revenue increased by  8% to $369.8 million in 2014 compared to $343.9 million in 2013.  This increase was mainly due to an increase in our truck fleet and disposal wells in 2014.  In 2014, we added four salt water disposal wells. Revenue per fluid service truck increased 2% to $362,000 in 2014 compared to $353,000 in 2013, due to increased disposal activities and improved pricing.  Our weighted average number of fluid service trucks increased 5% to 1,022 in 2014 from 973 in 2013,  which reflects the expansion of our truck fleet.

Well servicing revenues decreased by 1% to $361.7 million in 2014 compared to $363.4 million in 2013.  Rig utilization remained constant at 71% during 2014 and 2013, reflecting the competitive market in oil-dominated areas. Our weighted average number of well servicing rigs decreased to 422 during 2014 compared to 425 in 2013 due to the sale of four barge rigs in the first quarter of 2014. We experienced an increase of 2% in revenue per rig hour to $412  during 2014 from $404 during 2013, due to increased revenues from plugging and abandonment units, which work for higher rates than workover rigs.

Contract drilling revenues increased by 12% to $60.9 million in 2014 compared to $54.5 million in 2013.  The increase was driven mainly by an increase in rig operating days. The number of rig operating days increased to 3,679  in  2014 compared to 3,310 in 2013.  The average revenue per rig day increased to $16,600 in 2014 from $16,500 in 2013.

Direct Operating Expenses.    Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, increased by  17% to $1,011.4 million in 2014 from $868.1 million in 2013. This increase was due to the higher activity levels in three of our segments.

Direct operating expenses for the completion and remedial services segment increased by  33% to $434.5 million in 2014 as compared to $327.5 million in 2013, due primarily to increased activity levels. Segment profits increased to 38%  of revenues in 2014 compared to 35% in 2013, due to increased activity in all operating areas as well as pricing improvement for our pumping services.

Direct operating expenses for the fluid services segment increased by 11% to $265.1 million in 2014 as compared to $239.2 million in 2013. Segment profits were 28% of revenues in 2014 and 30% of revenues in 2013, due to high levels of competition offset by increased fuel and propane prices in 2014.

Direct operating expenses for the well servicing segment increased by 2% to $270.3 million in 2014 as compared to $265.1 million in 2013, due primarily to higher personnel costs which could not be offset by rate increases for our services. Additionally, we incurred approximately $3.0 million of expense for downhole issues. Segment profits decreased to 25% of revenues in 2014 compared to 27% in 2013, due to competitive pricing pressures and the costs discussed above.

Direct operating expenses for the contract drilling segment increased by 14% to $41.5 million in 2014 as compared to $36.3 million in 2014, due to increase in activity levels. Segment profits were 32% of revenues in 2014 compared to 33% in 2013.

General and Administrative Expenses.    General and administrative expenses decreased by 2% to $167.3 million in 2014 from $171.4 million in 2013.  The decrease was primarily due to decreased litigation costs of $8.0 million that were expensed in 2013, related to a settlement of an accident that occurred in 2008, plus cost saving initiatives implemented in late 2013.  G&A expense included $14.7 million and $11.8 million of stock-based compensation expense in 2014 and 2013, respectively.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $217.5 million in 2014, as compared to $209.7 million in 2013, reflecting the increase in the size of and investment in our asset base. We invested $236.3 million for cash capital expenditures, $75.2 million for capital leases and an additional $16.1 million for acquisitions in 2014.

Goodwill Impairment.    In the fourth quarter of 2014, we recorded a non-cash charge totaling $34.7 million for impairment of all of the goodwill associated with our well servicing and fluid services segments.

Interest Expense.    Interest expense remained relatively flat at  $67.0 million in 2014 compared to  $67.2 million in 2013.

Income Tax Expense.    Income tax expense was $521,000 in 2014, as compared to tax benefit of $19.7 million in 2013. Our effective tax expense rate was approximately 7%  in 2014 compared to an effective tax benefit rate of  35% in 2013. The change in the effective tax rate is due to the tax impact associated with the impairment of goodwill in 2014.

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

Well servicing revenues decreased by 3% to $363.4 million in 2013 compared to $376.3 million in 2012. This decrease in revenue was due to the decrease in rig utilization to 71% during 2013 from 73% during 2012, reflecting the competitive market in oil-

dominated areas. Our weighted average number of well servicing rigs decreased to 425 during 2013 compared to 429 in 2012. We experienced an increase of 2% in revenue per rig hour to $ 404  during 2013 from $397 during 2012, due to increased revenues from plugging and abandonment units and barge rigs, which both work for higher rates than workover rigs.

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

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations and utilization of capital leases and our $300.0 million revolving credit facility. As of December 31, 2014, we had cash and cash equivalents of $79.9 million compared to $111.5 million as of December 31, 2013. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $224.5 million for the year ended December 31, 2014 as compared to $165.6 million in 2013 and $303.7 million in 2012.  The increase in 2014 was due primarily to an increase in operating income and offset by a decline in working capital. The decrease in 2013 was primarily due to a decrease in operating income and a decrease in accounts payable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) for 2014 were $252.4 million as compared to $158.4 million in 2013, and $256.4 million in 2012. Cash capital expenditures decreased in 2013 from 2012 due to the decrease in acquisitions to $21.5 million from $85.0 million in 2012. Cash capital expenditures increased in 2014 from 2013 due to an increase in expansionary capital expenditures related to our completion and remedial segment from $27.7 million in 2013 to $119.5 million in 2014. Through our capital lease program, we also added assets of approximately $75.2 million, $50.6 million and $67.2 million in 2014, 2013 and 2012, respectively.

In 2015, we have currently planned capital expenditures of approximately $100.0 million including capital leases of $28 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Corporate Office Relocation

In 2012,  we moved our corporate headquarters to Fort Worth, Texas from Midland, Texas. Including relocation, severance and retention costs,  we recognized $7.9 million in general and administrative expense for the year ended December 31, 2012.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, our $300.0 million revolving credit facility, the ability to enter into capital leases and a cash balance of $79.9 million at December 31, 2014. In 2014, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2014 (in thousands):

	Obligations Due in
	Periods Ended December 31,
Contractual Obligations	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt (excluding capital leases)	$ 791,000	$ -	$ -	$ 491,000	$ 300,000
Capital leases	138,930	48,576	68,432	21,818	104
Operating leases	20,127	5,478	6,296	3,880	4,473
Other long-term liabilities	2,178	244	545	270	1,119
Total	$ 952,235	$ 54,298	$ 75,273	$ 516,968	$ 305,696

Our long-term debt as of December 31, 2014, excluding capital leases, consisted of our $300.0 million 7.75% Senior Notes due 2022 and our $475.0 million 7.75% Senior Notes due 2019. Interest on long-term debt relates to our future contractual interest obligations on our Senior Notes. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2014, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications set forth in the 2022 Indenture. At December 31, 2014, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Previous Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, we terminated our previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Previous Credit Agreement”) providing for a $165.0 million Revolving Credit Facility. On November 26, 2014, we amended and restated the Previous Credit Agreement in order to increase the aggregate commitments and extend the maturity date (each defined in the Previous Credit Agreement), among other modifications.

Amended and Restated Revolving Credit Facility

On November 26, 2014, we entered into an amended and restated $300.0 million revolving credit facility (the “Amended and Restated Credit Agreement”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders. The Amended and Restated Credit Agreement includes an accordion feature whereby the total credit available to us can be increased by up to $150.0 million, subject to receiving additional lender commitments and the satisfaction of customary conditions. The obligations under the Amended and Restated Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of our and our guarantors’ assets as collateral under a Security Agreement dated as of February 15, 2011, as ratified by a Ratification and Amendment of Security Agreement dated as of November 26, 2014 (as so ratified, the “Security Agreement”).

Borrowings under the Amended and Restated Credit Agreement will mature on November 26, 2019 unless we have not refinanced our 2019 Notes by August 15, 2018, in which event borrowings under the Amended and Restated Credit Agreement will mature on January 2, 2019. We have the ability at any time to prepay the Amended and Restated Credit Agreement without premium or penalty. At our option, advances under the Amended and Restated Credit Agreement may be comprised of (i) alternate base rate loans, at a variable base interest rate plus a margin ranging from 1.25% to 2.25% based on our consolidated leverage ratio or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.25% to 3.25% based on our consolidated leverage ratio. We will pay a commitment fee equal to 0.50% on the daily unused amount of the commitments under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit our ability and the ability of certain of our subsidiaries to:

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

•amend organizational documents; and

•use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions.

The Amended and Restated Credit Agreement also contains covenants that require us to maintain specified ratios or conditions as follows:

•	a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00;
•	a maximum consolidated leverage ratio not to exceed 4.00 to 1.00;
•	a maximum consolidated senior secured leverage ratio of 2.00 to 1.00.

If an event of default occurs under the Amended and Restated Credit Agreement, then the lenders may (i) terminate their commitments under the Amended and Restated Credit Agreement, (ii) declare any outstanding loans under the Amended and Restated Credit Agreement to be immediately due and payable, (iii) require that we cash collateralize our letter of credit obligations and (iv) foreclose on the collateral secured by the Security Agreement.

On December 15, 2014, we entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) permits the prepayment, purchase or other satisfaction of senior notes by the borrower in an aggregate principal amount not to exceed $100 million, provided that certain requirements are met, (ii) permits the disposition of those senior notes prepaid, purchased or otherwise satisfied by the borrower or any other loan party (the “Permitted Purchased Notes”), provided that certain requirements are met, (iii) permits the cancellation or other satisfaction of any Permitted Purchased Notes and (iv)  removes Permitted Purchased Notes and any interest or gain therefrom from the calculations of consolidated interest coverage ratio, consolidated EBITDA, consolidated leverage ratio and consolidated net income under the Amended and Restated Credit Agreement.

We had $16.0 million in borrowings and $51.3 million in letters of credit outstanding under the Amended and Restated Credit Agreement as of December 31, 2014, giving us $232.7 million of available borrowing capacity. At December 31, 2014, we were in compliance with our covenants under the Amended and Restated Credit Agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that is generally customary in our business. None of these debt instruments is material individually. Our leases with Banc of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of December 31, 2014, we had total capital leases of approximately $138.9 million.

Losses on Extinguishment of Debt

In October 2012, upon the retirement of the 2016 Notes, we wrote off unamortized debt issuance costs of approximately      $1.8 million. Basic also paid a premium of $6.1 million to the holders of the 2016 Notes for the early termination of the notes..

Preferred Stock

At December 31, 2014 and December 31, 2013, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of December 31, 2014, we had approximately $99.3 million of net operating loss carryforwards.

Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.” The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation-Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period.” ASU 2014-12 requires a reporting entity to treat a performance target that affects vesting and that could be achieved after the requisite service period as a performance condition. It is effective for annual periods, and interim periods within those annual periods, beginning after December 15, 2015. Early adoption is permitted. ASU 2014-12 may be adopted either prospectively for share-based payment awards granted or modified on or after the effective date, or retrospectively, using a modified retrospective approach. The modified retrospective approach would apply to share-based payment awards outstanding as of the beginning of the earliest annual period presented in the financial statements on adoption, and to all new or modified awards thereafter. Basic will determine if this pronouncement will have a material impact on its consolidated financial statements

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist”.  ASU 2013-11 reduces diversity in proactive by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 became effective for Basic on January 1, 2014 and it did not have a material impact on Basic’s consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2014, we had $16.0 million of borrowings outstanding under agreements with market risk sensitive instruments, and were not party to any other material market risk sensitive instruments.

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

Based on this assessment, management has concluded that as of December 31, 2014, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired Pioneer Fishing and Rental, Inc. during 2014, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, Pioneer Fishing and Rental, Inc.’s internal control over financial reporting associated with total assets of $16.1 million and total revenues of $3.0 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2014.

KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ T. M. “Roe” Patterson	/s/ Alan Krenek
T. M. “Roe” Patterson	Alan Krenek
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Basic Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basic Energy Services, Inc. acquired Pioneer Fishing and Rental, Inc. during 2014, and management excluded from its assessment of the effectiveness of Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2014, Pioneer’s Fishing and Rental, Inc.’s internal control over financial reporting associated with total assets of $16.1 million and total revenues of $3.0 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2014. Our audit of internal control over financial reporting of Basic Energy Services, Inc. also excluded an evaluation of the internal control over financial reporting of Pioneer Fishing and Rental, Inc.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2014, and our report dated February 24, 2015 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 24, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2014. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 24, 2015 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 24, 2015

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	December 31,
	2014	2013

ASSETS
Current assets:
Cash and cash equivalents	$79,915	$111,532
Trade accounts receivable, net of allowance of $2,032 and $3,675, respectively	247,069	204,394
Accounts receivable - related parties	161	50
Income tax receivable	3,121	3,475
Inventories	44,557	34,240
Prepaid expenses	15,779	9,597
Other current assets	9,934	8,289
Deferred tax assets	14,664	31,436
Total current assets	415,200	403,013
Property and equipment, net	1,007,969	928,037
Deferred debt costs, net of amortization	15,350	16,145
Goodwill	78,011	110,914
Other intangible assets, net of amortization	71,173	77,555
Other assets	9,474	7,675
Total assets	$1,597,177	$1,543,339
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$50,618	$45,508
Accrued expenses	90,810	77,058
Current portion of long-term debt	48,575	41,394
Other current liabilities	6,135	688
Total current liabilities	196,138	164,648
Long-term debt, net of premium on notes of $1,217 and $1,459 at December 31, 2014 and 2013, respectively	882,572	846,691
Deferred tax liabilities	147,621	164,306
Other long-term liabilities	28,193	22,407
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2014 and December 31, 2013, respectively	-	-
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,241,719 shares outstanding at December 31, 2014; and 43,500,032 shares issued and 42,226,088 shares outstanding at December 31, 2013	435	435
Additional paid-in capital	369,920	363,674
Retained deficit	(15,067)	(6,726)
Treasury stock, at cost 1,258,313 and 1,273,944 shares at December 31, 2014 and 2013, respectively	(12,635)	(12,096)
Total stockholders' equity	342,653	345,287
Total liabilities and stockholder's equity	$1,597,177	$1,543,339

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2014	2013	2012

Revenues:
Completion and remedial services	$698,917	$501,137	$586,070
Fluid services	369,774	343,863	352,246
Well servicing	361,683	363,386	376,268
Contract drilling	60,910	54,518	60,300
Total revenues	1,491,284	1,262,904	1,374,884

Expenses:
Completion and remedial services	434,457	327,540	357,960
Fluid services	265,105	239,154	236,588
Well servicing	270,344	265,058	268,219
Contract drilling	41,513	36,336	39,817
General and administrative, including stock-based compensation of $14,714, $11,830 and $12,855 in 2014, 2013 and 2012, respectively	167,301	171,439	183,274
Depreciation and amortization	217,480	209,747	187,083
Loss on disposal of assets	1,974	2,873	3,334
Goodwill impairment	34,703	-	-
Total expenses	1,432,877	1,252,147	1,276,275
Operating income	58,407	10,757	98,609
Other income (expense):
Interest expense	(67,042)	(67,207)	(62,438)
Interest income	40	53	83
Gain on bargain purchase	-	-	910
Loss on early extinguishment of debt	-	-	(7,942)
Other income	775	743	627
Income (loss) before income taxes	(7,820)	(55,654)	29,849
Income tax (expense) benefit	(521)	19,725	(10,263)
Net income (loss)	$(8,341)	$(35,929)	$19,586

Earnings (loss) per share of common stock:
Basic	$(0.20)	$(0.89)	$0.48
Diluted	$(0.20)	$(0.89)	$0.47

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balance - December 31, 2011	42,530,809	425	347,626	-	9,617	357,668
Issuances of restricted stock	969,223	10	(526)	516		-
Amortization of share based compensation	-	-	12,855	-	-	12,855
Purchase of treasury stock	-	-	-	(18,497)	-	(18,497)
Exercise of stock options / vesting of
restricted stock	-	-	(795)	1,593	-	798
Net income	-	-	-	-	19,586	19,586
Balance - December 31, 2012	43,500,032	435	359,160	(16,388)	29,203	372,410
Issuances of restricted stock	-	-	(6,751)	6,751	-	-
Amortization of share based compensation	-	-	11,830	-	-	11,830
Purchase of treasury stock	-	-	-	(3,605)	-	(3,605)
Exercise of stock options / vesting of
restricted stock	-	-	(565)	1,146	-	581
Net loss	-	-	-	-	(35,929)	(35,929)
Balance - December 31, 2013	43,500,032	435	363,674	(12,096)	(6,726)	345,287
Issuances of restricted stock	-	-	(9,583)	9,583	-	-
Amortization of share based compensation	-	-	14,714	-	-	14,714
Purchase of treasury stock	-	-	-	(12,733)	-	(12,733)
Exercise of stock options / vesting of
restricted stock	-	-	1,115	2,611	-	3,726
Net loss	-	-	-	-	(8,341)	(8,341)
Balance - December 31, 2014	43,500,032	$435	$369,920	$(12,635)	$(15,067)	$342,653

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2014	2013	2012

Cash flows from operating activities:
Net income (loss)	$(8,341)	$(35,929)	$19,586
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation and amortization	217,480	209,747	187,083
Goodwill impairment	34,703	-	-
Gain on bargain purchase	-	-	(910)
Accretion on asset retirement obligation	132	112	110
Change in allowance for doubtful accounts	(1,643)	895	1,550
Amortization of deferred financing costs	3,176	3,102	2,831
Amortization of premium on notes	(242)	(224)	(208)
Non-cash compensation	14,714	11,830	13,752
Loss on early extinguishment of debt (non-cash)	-	-	1,839
Payment of Premium and Consent for Senior Secured Notes	-	-	6,118
Loss on disposal of assets	1,974	2,873	3,334
Deferred income taxes	87	(20,030)	10,927
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(41,143)	3,813	49,246
Inventories	(9,798)	5,990	(5,267)
Prepaid expenses and other current assets	(14,435)	(1,046)	564
Other assets	(1,810)	(1,154)	927
Accounts payable	5,110	(16,232)	4,720
Income tax receivable	(204)	(922)	(2,239)
Other liabilities	11,303	6,767	1,762
Accrued expenses	13,473	(4,004)	7,956
Net cash provided by operating activities	224,536	165,588	303,681
Cash flows from investing activities:
Purchase of property and equipment	(236,295)	(136,950)	(171,440)
Purchase of mutual fund	-	-	(5,635)
Proceeds from sale of assets	39,835	19,863	12,069
Payments for other long-term assets	(879)	(1,132)	(817)
Payments for businesses, net of cash acquired	(16,090)	(21,467)	(84,939)
Net cash used in investing activities	(213,429)	(139,686)	(250,762)
Cash flows from financing activities:
Proceeds from debt	16,000	-	300,000
Payments of debt	(47,894)	(45,397)	(266,949)
Premium on retirement of secured notes	-	-	(6,118)
Purchase of treasury stock	(12,733)	(3,605)	(18,497)
Tax withholding from exercise of stock options	(362)	(200)	(142)
Exercise of employee stock options	4,646	781	940
Deferred loan costs and other financing activities	(2,381)	(514)	(6,046)
Net cash (used in) provided by financing activities	(42,724)	(48,935)	3,188
Net (decrease) increase in cash and equivalents	(31,617)	(23,033)	56,107
Cash and cash equivalents - beginning of year	111,532	134,565	78,458
Cash and cash equivalents - end of year	$79,915	$111,532	$134,565

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2014, 2013, and 2012

1.Nature of Operations

Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and wellsite construction services, well servicing and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Pennsylvania, West Virginia, Ohio, Wyoming, North Dakota, Colorado, California, Utah, Montana, and Kentucky.

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

•  Fair value of assets acquired and liabilities assumed in an acquisition

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

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2014 and 2013. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The carrying amount of our revolving credit facility in long-term debt also approximates fair value due to its variable-rate characteristics.

	December 31, 2014		December 31, 2013
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019, excluding premium	$ 475,000	$ 372,875	$ 475,000	$ 496,375
7.75% Senior Notes due 2022, excluding premium	300,000	225,000	300,000	309,750

7.75% Senior Notes due 2019, and 7.75% Senior Notes due 2022: The fair value of our long-term notes is based upon the quoted market prices at December 31, 2014 and December 31, 2013.

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

Buildings and improvements	20-30 years
Well service units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Frac/test tanks	10 years
Pumping equipment	5-10 years
Construction equipment	3-10 years
Contract drilling equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	2-15 years
Aircraft	10 years
Software and computers	3 years

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

Deferred debt costs were approximately $25.7 million net of accumulated amortization of $10.4 million, and $23.2 million net of accumulated amortization of $7.2 million at December 31, 2014 and December 31, 2013, respectively. Amortization of deferred debt costs totaled approximately $3.2 million, $3.1 million and $2.8 million for the years ended December 31, 2014, 2013 and 2012, respectively.

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

The Company performed an annual assessment of goodwill as of December 31, 2014. For step one of the impairment testing, the Company tested three reporting units for goodwill impairment: well servicing, fluid services, and completion and remedial services. The Company’s contract drilling reporting unit does not carry any goodwill, and was not subject to the test.

To estimate the fair value of the reporting units, we primarily used level 1 and level 3 inputs from the fair value hierarchy, which included a weighting of the discounted cash flow method and the public company guideline method (level 3 inputs) of determining fair value of a business unit. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization (level 1 inputs) was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with our capitalization. The measurement date for our common stock price and market capitalization was the closing price on December 31, 2014.

Based on the results of step one of the impairment test, impairment was indicated in two of the three of the assessed reporting units. As such, the Company was required to perform step two assessment on the potentially impaired reporting units. Step two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective reporting unit. This assessment indicated that $34.7 million was considered impaired as of December 31, 2014. This non-cash charge eliminated all of the Company’s existing well servicing and fluid services goodwill as of December 31, 2014.

The changes in the carrying amount of goodwill for the year ended December 31, 2014, are as follows (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract
	Services	Services	Servicing	Drilling	Total
Balance as of December 31, 2013	$77,696	$26,596	$6,622	$-	$110,914
Goodwill additions	315	1,485	-	-	1,800
Goodwill impairment	-	(28,081)	(6,622)	-	(34,703)
Balance as of December 31, 2014	$78,011	$-	$-	$-	$78,011

Basic had trade names of $1.9 million as of December 31, 2014 and 2013. Trade names have an indefinite life and are tested for impairment annually.

Basic’s intangible assets subject to amortization were as follows (in thousands):

	December 31, 2014	December 31, 2013
Customer relationships	$88,576	$87,139
Non-Compete agreements	13,223	13,004
Trade names	1,939	1,939
Other intangible assets	2,097	2,086
	105,835	104,168
Less accumulated amortization	34,662	26,613
Intangible assets subject to amortization, net	$71,173	$77,555

Amortization expense for the years ended December 31, 2014, 2013 and 2012 was approximately $8.6 million, $8.4 million, and $6.9 million, respectively. Amortization expense for the next five succeeding years is estimated to be approximately $8.7 million, $8.2 million, $7.6 million, $6.2 million, and $6.0 million in 2015, 2016, 2017, 2018 and 2019, respectively.

	Completion
	and Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Intangible assets subject to amortization, net	$52,483	$5,371	$9,976	$3,343	$71,173

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, rig engineering plans and developed technology are amortized over 15-year life.

Stock-Based Compensation

Basic has historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. Basic accounted for stock option and restricted stock awards in 2014, 2013, and 2012 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of operations. For performance based restricted stock awards, compensation expense is recognized in the Company's financial statements based on their grant date fair value. Basic utilizes (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of Basic’s common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in Basic’s consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Accounts Receivable

Basic estimates its allowance for losses on accounts receivable based on historic collections and expectations for future collections. These losses have historically been within management’s expectations. Basic regularly reviews accounts for collectability. After all collection efforts are exhausted, if the balance is still determined to be uncollectable, the balance is written off. Expense related to the write off of uncollected accounts is recorded in general and administrative expense.

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2014, 2013 or 2012.

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

Comprehensive Income (Loss)

All items that are required to be recognized under accounting rules as components of comprehensive income (loss) are to be reported in a financial statement that is displayed with the same prominence as other financial statements. For the three-year period ended December 31, 2014, Basic did not have any items of other comprehensive income (loss).

    Recent Accounting Pronouncements

In January 2015, the FASB issued ASU 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” ASU 2015-01 eliminates from U.S. GAAP the concept of an extraordinary item. The Board released the new guidance as part of its simplification initiative, which is intended to “identify, evaluate, and improve areas of U.S. GAAP for which cost and complexity can be reduced while maintaining or improving the usefulness of the information provided to users of financial statements.” The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” ASU 2014-09 provides a framework that replaces the existing revenue recognition guidance. It is effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, “Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exist”.  ASU 2013-11 reduces diversity in proactive by providing guidance on the presentation of unrecognized tax benefits and will better reflect the manner in which an entity would settle at the reporting date any additional income taxes that would result from the disallowance of a tax position when net operating loss carryforwards, similar tax losses, or tax credit carryforwards exist. ASU 2013-11 became effective for Basic on January 1, 2014 and  it did not have a material impact on Basic’s consolidated financial statements.

3.Acquisitions

In 2014, 2013 and 2012, Basic acquired either substantially all of the assets or all of the outstanding capital stock of each of the following businesses, each of which were accounted for using the purchase method of accounting. The following table summarizes the final values at the date of acquisition (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)

Mayo Marrs Casing Pulling, Inc.	January 13, 2012	$6,644
SPA Victoria, LP	March 16, 2012	11,948
Surface Stac, Inc.	May 15, 2012	23,184
Salt Water Disposal of North Dakota LLC	December 19, 2012	43,190
Total 2012		$84,966

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC	February 19, 2013	$12,979
Petroleum Water Solutions, LLC	February 22, 2013	3,288
Karnes Water Management, LLC	December 31, 2013	5,200
Total 2013		$21,467

Pioneer Fishing and Rental, Inc.	September 17, 2014	$16,090
Total 2014		$16,090

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The pro forma effect of the acquisitions completed in 2014, 2013 or 2012 are not material, either individually or when aggregated, to the reported  results of operations. The provisional value used on Pioneer Fishing and Rental, Inc. will be finalized once the valuation of the tangible and intangible assets is complete.

4.Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2014	2013

Land	$19,071	$17,800
Buildings and improvements	69,629	65,702
Well service units and equipment	483,644	498,846
Fluid services equipment	277,902	258,371
Brine and fresh water stations	14,175	13,496
Frac/test tanks	355,912	275,603
Pumping equipment	343,379	299,300
Construction equipment	15,764	15,677
Contract drilling equipment	110,510	104,958
Disposal facilities	157,519	143,459
Light vehicles	70,414	64,942
Rental equipment	102,471	70,738
Aircraft	857	-
Software	21,416	23,360
Other	16,324	16,754
	2,058,987	1,869,006
Less accumulated depreciation and amortization	1,051,018	940,969
Property and equipment, net	$1,007,969	$928,037

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2014	2013

Light vehicles	$47,853	$39,970
Contract drilling equipment	6,142	4,223
Well service units and equipment	883	1,554
Fluid services equipment	143,014	121,051
Pumping equipment	42,264	29,080
Construction equipment	730	1,005
Software	17,120	17,120
Other	71	70
	258,077	214,073
Less accumulated amortization	100,896	77,340
	$157,181	$136,733

Amortization of assets held under capital leases of approximately $37.6 million,  $31.7 million and $28.5 million for the years ended December 31, 2014, 2013 and 2012, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2014	2013
Credit Facilities:
Revolver	$16,000	$-
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,217	1,459
Capital leases and other notes	138,930	111,626
	931,147	888,085
Less current portion	48,575	41,394
	$882,572	$846,691

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2014, Basic was in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications set forth in the 2022 Notes Indenture. At December 31, 2014, Basic was in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

Previous Revolving Credit Facility

On February 15, 2011, in connection with the initial offering of 2019 Notes, Basic terminated its previous $30.0 million secured revolving credit facility with Capital One, National Association, and entered into a credit agreement (the “Previous Credit Agreement”) providing for a $165.0 million Revolving Credit Facility. On November 26, 2014 Basic amended and restated the Previous Credit Agreement in order to increase the aggregate commitments and extend the maturity date (each defined in the Previous Credit Agreement), among other modifications.

Amended and Restated Revolving Credit Facility

On November 26, 2014, Basic entered into an amended and restated $300.0 million revolving credit facility (the “Amended and Restated Credit Agreement”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders. The Amended and Restated Credit Agreement includes an accordion feature whereby the total credit available to Basic can be increased by up to $150.0 million under certain circumstances, subject to additional lender commitments. The obligations under the Credit Agreement are guaranteed on a joint and several basis by each of Basic’s current subsidiaries, other than three immaterial subsidiaries, and are secured by substantially all of Basic and Basic’s guarantors’ assets as collateral under a Security Agreement dated as of February 15, 2011, as ratified by a Ratification and Amendment of Security Agreement dated as of November 26, 2014 (as so ratified the “Security Agreement”).

Borrowings under the Amended and Restated Credit Agreement mature on November 26, 2019 unless Basic has not refinanced its 2019 Notes by August 15, 2018, in which event borrowing under the Amended and Restated Credit Agreement will mature on January 2, 2019. Basic has the ability at any time to prepay the Amended and Restated Credit Agreement without premium or penalty. At Basic’s option, advances under the Amended and Restated Credit Agreement may be comprised of (i) alternate base rate loans, at a variable base interest rate plus a margin ranging from 1.25% to 2.25% based on Basic’s consolidated leverage ratio or (ii) Eurodollar loans, at a variable base interest rate plus a margin ranging from 2.25% to 3.25% based on Basic’s consolidated leverage ratio. Basic will pay a commitment fee equal to 0.50% on the daily unused amount of the commitments under the Amended and Restated Credit Agreement.

The Amended and Restated Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit Basic’s ability and the ability of certain of Basic’s subsidiaries to:

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

•amend organizational documents; and

•use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions.

       The Amended and Restated Credit Agreement also contains covenants that require Basic to maintain specified rations or conditions as follows:

•	a minimum consolidated interest coverage ratio of not less than 2.50 to 1.00;
•	a maximum consolidated leverage ratio not to exceed 4.00 to 1.00 ;
•	a maximum consolidated senior secured leverage ratio of 2.00 to 1.00.

If an event of default occurs under the Amended and Restated Credit Agreement, then the lenders may (i) terminate their commitments under the Amended and Restated Credit Agreement, (ii) declare any outstanding loans under the Amended and Restated Credit Agreement to be immediately due and payable (iii) require that Basic cash collateralize its letter of credit obligations and (iv) foreclose on the collateral secured by the Security Agreement.

On December 15, 2014, Basic entered into an amendment to the Amended and Restated Credit Agreement that, among other things, (i) permits the prepayment, purchase or other satisfaction of senior notes by the borrower in an aggregate principal amount not to exceed $100 million, provided that certain requirements are met, (ii) permits the disposition of those senior notes prepaid, purchased or otherwise satisfied by the borrower or any other loan party (the “Permitted Purchased Notes”), provided that certain requirements are met, (iii) permits the cancellation or other satisfaction of any Permitted Purchased Notes and (iv)  removes Permitted Purchased Notes and any interest or gain therefrom from the calculations of consolidated interest coverage ratio, consolidated EBITDA, consolidated leverage ratio and consolidated net income under the Amended and Restated Credit Agreement.

Basic had $16.0 million in borrowings and $51.3 million of letters of credit outstanding under the Credit Agreement as of December 31, 2014, giving Basic $232.7 million of available borrowing capacity. At December 31, 2014, Basic was in compliance with its covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding, which is generally customary in Basic’s business. None of these debt instruments is material individually. Basic’s leases with Banc of America Leasing & Capital, LLC require Basic to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At December 31, 2014, Basic was in compliance with this covenant.

As of December 31, 2014 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2015	$-	$48,576
2016	-	40,923
2017	-	27,509
2018	-	18,217
2019	491,000	3,601
Thereafter	300,000	104
	$791,000	$138,930

Basic’s interest expense consisted of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Cash payments for interest	$61,873	$62,609	$56,522
Commitment and other fees paid	2,767	1,905	1,658
Amortization of debt issuance costs and premium on senior secured notes	2,934	2,878	2,646
Change in accrued interest	(269)	129	1,559
Capitalized interest	(349)	(354)	(353)
Other	86	40	406
Total interest expense	$67,042	$67,207	$62,438

Losses on Extinguishment of Debt

In October 2012, upon the retirement of the 2016 Notes, Basic paid a premium of $6.1 million to the holders of the 2016 Notes for the early termination of the notes.

6.Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2014	2013	2012
Current:
Federal	$151	$-	$-
State	842	435	(813)
Total	993	435	(813)
Deferred:
Federal	(1,015)	(18,873)	11,258
State	543	(1,287)	(182)
Total	(472)	(20,160)	11,076
Total income tax expense (benefit)	$521	$(19,725)	$10,263

Basic paid $1.9 million in federal income taxes during 2014 and paid no federal income taxes during 2013. Basic paid federal income taxes of $601,000 during 2012.

Reconciliation between the amount determined by applying the federal statutory rate of 35% to income from continuing operations with the provision for income taxes is as follows (in thousands):

	Years ended December 31,
	2014	2013	2012

Statutory federal income tax	$(2,737)	$(19,479)	$10,459
Meals and entertainment	825	660	672
State taxes, net of federal benefit	1,093	(966)	(758)
Goodwill impairment	1,380	-	-
Changes in estimates and other	(40)	60	(110)
	$521	$(19,725)	$10,263

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2014	2013
Deferred tax assets:
Receivables allowance	$746	$1,361
Inventory	146	273
Asset retirement obligation	625	573
Accrued liabilities	15,573	12,117
Operating loss carryforward	39,737	48,679
Goodwill and intangibles	9,659	1,768
Deferred compensation	12,008	10,693
Total deferred tax assets	$78,494	$75,464

Deferred tax liabilities:
Property and equipment	(209,650)	(206,562)
Prepaid expenses	(1,801)	(1,772)
Total deferred tax liabilities	$(211,451)	$(208,334)
Net deferred tax liability	$(132,957)	$(132,870)
Recognized as:
Deferred tax assets - current	14,664	31,436
Deferred tax liabilities - non-current	(147,621)	(164,306)
Net deferred tax liabilities	$(132,957)	$(132,870)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. There was no valuation allowance recorded as of December 31, 2014 or 2013.

Interest is recorded in interest expense and penalties are recorded in income tax expense. Basic had no interest or penalties related to an uncertain tax positions during 2014. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions. In general, the Company’s federal tax returns for fiscal years after 2005 currently remain subject to examination by appropriate taxing authorities.

As of December 31, 2014, Basic had approximately $99.3 million of net operating loss carryforwards (“NOL”) for federal income tax purposes, which begin to expire in 2032.

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

As of December 31, 2014, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ended December 31,

2015	$5,478
2016	3,864
2017	2,432
2018	2,137
2019	1,743
Thereafter	4,473
Total	$20,127

Rent expense approximated $16.9 million, $18.2 million and $18.5 million for 2014, 2013 and 2012, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the Amended and Restated Employment Agreement with T. M. “Roe” Patterson, Chief Executive Officer and President of Basic, initially effective through December 31, 2015, Mr. Patterson was initially entitled to an annual salary of $650,000, to be adjusted subject to review by the Compensation Committee of the Board. Under this employment agreement, Mr. Patterson is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under the terms of Basic’s equity compensation plans. In addition, upon a qualified termination of employment, Mr. Patterson would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, Mr. Patterson would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Basic also has entered into employment agreements with various other executive officers. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to either 0.75 times to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, he would be entitled to a lump sum severance payment equal to either 1.0 or 2.0 times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $5.0 million, $1.0 million and $400,000, respectively. Basic has lower deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2014 and 2013, Basic classified the workers’ compensation self-insured risk reserve between short-term and long-term, with $9.1 million and $7.0 million being allocated to short-term and $16.8 million and $11.3 million being allocated to long-term, respectively.

At December 31, 2014 and December 31, 2013, self-insured risk accruals totaled approximately $33.4 million, net of $14,000 receivable for medical and dental coverage, and $26.1 million, net of $230,000 receivable for medical and dental coverage, respectively.

8.Stockholders’ Equity

Common Stock

At December 31, 2014 and 2013, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

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

In March 2014, Basic granted various employees 414,900 restricted shares of common stock that vest over a three-year period and 294,909 shares that vest over a four-year period. The Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. In February 2015, it was determined that 122,915 shares, or 42.9% of the target number of shares, were earned based on Basic’s achievement of total stockholder return over the performance period from January 1, 2014 through December 31, 2014, as compared to other members of a defined peer group. These restricted shares remain subject to vesting over a three-year period, with the first shares vesting on March 15, 2016.

During the year ended December  31, 2014, Basic issued 250,000 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

In May 2012, Basic announced that its Board of Directors reinstated the share repurchase program initially adopted in 2008 and suspended in 2009. The program allows the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During 2014, Basic repurchased 921,059 shares for a total price of approximately $6.4 million (an average of approximately $6.95 per share), inclusive of commissions and fees. As of December 31, 2014, Basic may purchase up to an additional $13.9 million of Basic’s shares of common stock under this program.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic repurchased a total of 254,604 and 154,225 shares through net share settlements during 2014 and 2013, respectively.

Preferred Stock

At December 31, 2014 and 2013, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

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

10.Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 22, 2013) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 10,350,000 shares. Of these shares, approximately 1,659,169 shares are available for grant as of December 31, 2014. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

There were no options granted during 2014, 2013 or 2012.

During the years ended December 31, 2014, 2013 and 2012, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately  $14.7 million, $11.8 million and $12.9 million, respectively. For compensation expense recognized during the years ended December 31, 2014, 2013 and 2012, Basic recognized a tax benefit of approximately $5.3 million, $4.0 million and $4.4 million, respectively.

As of December 31, 2014, there was  $25.0 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.01 years. The total fair value of share-based awards vested during the years ended December 31, 2014, 2013 and 2012 was approximately $20.6 million, $11.9 million and $13.0 million, respectively. During 2014, 2013 and 2012 there was no tax benefit due to the net operating loss. If there was no net operating loss the tax benefits would have been $4.5 million,  $764,000 and  $1.5 million, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire ten years from the date they are granted, and generally vest over a three-to-five year service period.

The following table reflects the summary of stock options outstanding at December 31, 2014 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Instrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	530,000	$18.15
Options granted	-	-
Options forfeited	-	$-
Options exercised	(250,000)	$17.14
Options expired	-	$-
Outstanding, end of period	280,000	$19.05	0.89	3
Exercisable, end of period	280,000	$19.05	0.89	3
Vested or expected to vest, end of period	280,000	$19.05	0.89	3

The total intrinsic value of share options exercised during the years ended December 31, 2014, 2013 and 2012 was approximately $2.2 million,  $921,000 and $1.0 million, respectively.

Cash received from option exercises under the Plan was approximately $4.3 million,  $582,000 and $798,000 for the years ended December 31, 2014, 2013 and 2012, respectively. During 2014, 2013 and 2012 there was no tax benefit due to the net operating loss. If there was no net operating loss the tax benefit would have been $535,000,  $192,000 and $174,000, respectively.

The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards

On March 12, 2014, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based stock awards to certain members of management. The performance-based awards are tied to Basic’s achievement of total stockholder return over the performance period from January 1, 2014 through December 31, 2014, as compared to other members of a defined peer group. The number of shares to be issued will range from 0% to 150% of the 286,518 target number of shares depending on the performance noted above. Any shares earned at the end of the performance period will then remain subject to vesting over a three-year period, with the first shares vesting March 15, 2016. In February 2015, it was determined that 42.9% of the target number of performance-based awards were earned. A summary of the status of Basic’s non-vested share grants at December 31, 2014 and changes during the year ended December 31, 2014 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at beginning of period	2,089,597	$14.93
Granted during period	1,032,125	25.10
Vested during period	(857,178)	14.85
Forfeited during period	(70,873)	20.82
Nonvested at end of period	2,193,671	$19.56

11.Related Party Transactions

Basic had receivables from employees of approximately  $161,000 and $50,000 as of December 31, 2014 and December 31, 2013, respectively. During 2006, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC, an affiliate of a director, for approximately $69,000 per year. The term of the lease is five years and will continue on a year-to-year basis unless terminated by either party. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In October 2011, Basic purchased approximately 17 acres of land for approximately $209,000 from Darle Vuelta Cattle Co., LLC. In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC.

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

12.Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees.  Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans.  Basic makes a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $4.0  million, $3.4 million, and $3.5 million in 2014, 2013 and 2012, respectively.

13.Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $10,000 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated an expense of $665,000,  $996,000 and $687,000 in 2014, 2013 and 2012, respectively.

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

	Years ended December 31,
	2014	2013	2012

Numerator (both basic and diluted):
Net income (loss) available to common stockholders	$(8,341)	$(35,929)	$19,586
Denominator:
Denominator for basic earnings per share	41,165,940	40,288,218	40,505,555
Stock options	-	-	167,986
Unvested restricted stock	-	-	601,752
Denominator for diluted earnings per share	41,165,940	40,288,218	41,275,293

Basic earnings (loss) per common share:	$(0.20)	$(0.89)	$0.48

Diluted earnings (loss) per common share:	$(0.20)	$(0.89)	$0.47

There were 1,342,576 and 887,139 shares of potentially antidilutive shares at December 31, 2014 and 2013, respectively. There were no antidilutive shares at December 31, 2012

15.Business Segment Information

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total

Year ended December 31, 2014
Operating revenues	$698,917	$369,774	$361,683	$60,910	$—	$1,491,284
Direct operating costs	(434,457)	(265,105)	(270,344)	(41,513)	—	(1,011,419)
Segment profits	$264,460	$104,669	$91,339	$19,397	$—	$479,865

Depreciation and amortization	$74,924	$64,445	$55,131	$12,773	$10,207	$217,480
Capital expenditures,
(excluding acquisitions)	$168,017	$71,112	$54,858	$9,311	$8,196	$311,494
Identifiable assets	$514,842	$299,542	$276,696	$60,362	$445,735	$1,597,177

Year ended December 31, 2013
Operating revenues	$501,137	$343,863	$363,386	$54,518	$—	$1,262,904
Direct operating costs	(327,540)	(239,154)	(265,058)	(36,336)	—	(868,088)
Segment profits	$173,597	$104,709	$98,328	$18,182	$—	$394,816

Depreciation and amortization	$62,609	$63,316	$60,474	$12,815	$10,533	$209,747
Capital expenditures,
(excluding acquisitions)	$59,345	$66,992	$39,001	$4,576	$17,601	$187,515
Identifiable assets	$432,267	$320,404	$289,017	$59,868	$441,783	$1,543,339

Year ended December 31, 2012
Operating revenues	$586,070	$352,246	$376,268	$60,300	$—	$1,374,884
Direct operating costs	(357,960)	(236,588)	(268,219)	(39,817)	—	(902,584)
Segment profits	$228,110	$115,658	$108,049	$20,483	$—	$472,300

Depreciation and amortization	$56,043	$52,331	$56,310	$12,350	$10,049	$187,083
Capital expenditures,
(excluding acquisitions)	$58,235	$33,637	$42,641	$12,141	$24,786	$171,440
Identifiable assets	$444,504	$286,662	$303,901	$64,127	$499,812	$1,599,006

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2014	2013	2012

Segment profits	$ 479,865	$ 394,816	$ 472,300
General and administrative expenses	(167,301)	(171,439)	(183,274)
Depreciation and amortization	(217,480)	(209,747)	(187,083)
Loss on disposal of assets	(1,974)	(2,873)	(3,334)
Goodwill impairment	(34,703)	-	-
Operating income	$ 58,407	$ 10,757	$ 98,609

16.Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2014	2013

Compensation related	$ 41,620	$ 34,384
Workers' compensation self-insured risk reserve	9,115	7,006
Health self-insured risk reserve	4,756	4,461
Accrual for receipts	416	80
Ad valorem taxes	7,160	2,307
Sales tax	3,123	2,526
Insurance obligations	2,898	3,510
Professional fee accrual	1,221	1,369
Fuel accrual	1,371	2,017
Accrued interest	19,130	19,398
	$ 90,810	$ 77,058

17.Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year ended December 31,
	2014	2013	2012

	(In thousands)

Capital leases issued for equipment	$ 75,198	$ 50,565	$ 67,207
Asset retirement obligation additions	$ 68	$ 144	$ 44

Basic paid  $2.6 million,  $1.5 million and $2.4 million in income taxes during the years ended December 31, 2014, 2013 and 2012 respectively.

18.Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2014 and 2013 (in thousands, except earnings per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year ended December 31, 2014:
Total revenues	$ 336,756	$ 359,662	$ 393,955	$ 400,911	$ 1,491,284
Segment profits	$ 104,569	$ 116,732	$ 129,835	$ 128,729	$ 479,865
Net income (loss)	$ (1,907)	$ 2,443	$ 9,931	$ (18,808)	$ (8,341)
Earnings (loss) per share of common stock (a):
Basic	$ (0.05)	$ 0.06	$ 0.24	$ (0.46)	$ (0.20)
Diluted	$ (0.05)	$ 0.06	$ 0.24	$ (0.46)	$ (0.20)
Weighted average common shares outstanding:
Basic	40,605	41,342	41,477	41,332	$ 41,166
Diluted	40,605	42,043	42,213	41,332	$ 41,166
Year ended December 31, 2013:
Total revenues	$ 304,351	$ 325,723	$ 324,797	$ 308,033	$ 1,262,904
Segment profits	$ 93,303	$ 103,211	$ 102,054	$ 96,248	$ 394,816
Net loss	$ (8,777)	$ (12,797)	$ (6,956)	$ (7,399)	$ (35,929)
Loss per share of common stock (a):
Basic	$ (0.22)	$ (0.32)	$ (0.17)	$ (0.18)	$ (0.89)
Diluted	$ (0.22)	$ (0.32)	$ (0.17)	$ (0.18)	$ (0.89)
Weighted average common shares outstanding:
Basic	39,885	40,336	40,400	40,253	40,288
Diluted	39,885	40,336	40,400	40,253	40,288

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

Basic did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2014 and 2013.

20.Subsequent Events

In January 2015, all of the DLJ Parties ceased to be affiliates of Basic, and all outstanding shares of Basic stock previously held by the DLJ Parties were distributed to individual unit holders.  As a result of the DLJ Parties ceasing to be affiliates, the Stockholders’ Agreement between the Company and the DLJ Parties terminated.

In February 2015, Basic purchased 100 acres of land in Midland, Texas, from a director, for a total purchase price of $1.5 million.

Schedule  II — Valuation and Qualifying Accounts

Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions (c)	End of
Description	Period	Expenses (a)	Accounts (b)		Period
(in thousands)

Year Ended December 31, 2014
Allowance for Bad Debt	$ 3,675	$ 1,244	$ -	$ (2,887)	$ 2,032
Year Ended December 31, 2013
Allowance for Bad Debt	$ 2,780	$ 2,103	$ -	$ (1,208)	$ 3,675
Year Ended December 31, 2012
Allowance for Bad Debt	$ 1,230	$ 1,792	$ -	$ (242)	$ 2,780

(a)Charges relate to provisions for doubtful accounts

(b)Reflects the impact of acquisitions

(c)Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2014, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM  9B.OTHER INFORMATION

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers of the Registrant” in Part I, Items 1 and 2 above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2014.

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

BASIC ENERGY SERVICES, INC.

By:	/s/ T. M. “Roe” Patterson
Name: T. M. “Roe” Patterson
Title: President, Chief Executive Officer and
Director

Date: February 24, 2015

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. M. "Roe" Patterson	President, Chief Executive Officer and	February 24, 2015

T.M. "Roe" Patterson	Director (Principal Executive Officer)

/s/ Alan Krenek	Senior Vice President,	February 24, 2015

Alan Krenek	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

/s/ John Cody Bissett	Vice President, Controller and	February 24, 2015

John Cody Bissett	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Steven A. Webster	Chairman of the Board	February 24, 2015

Steven A. Webster

/s/ James S. D’Agostino, Jr.	Director	February 24, 2015

James S. D’Agostino, Jr.

/s/ William E. Chiles	Director	February 24, 2015

William E. Chiles

/s/ Robert F. Fulton	Director	February 24, 2015

Robert F. Fulton

/s/ Kenneth V. Huseman	Director	February 24, 2015

Kenneth V. Huseman

/s/ Sylvester P. Johnson, IV	Director	February 24, 2015

Sylvester P. Johnson, IV

/s/ Antonio O. Garza, Jr.	Director	February 24, 2015

Antonio O. Garza, Jr.

/s/ Thomas P. Moore, Jr.	Director	February 24, 2015

Thomas P. Moore, Jr.

EXHIBIT INDEX

Exhibit No.	Description

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
10.2*

Amended and Restated Credit Agreement dated as of November 26, 2014, by and among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2014)

10.3*

Amendment No. 1 dated December 15, 2014 to Amended and Restated Credit Agreement dated as of November 26, 2014, by and among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 19, 2014)

10.4*

Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.5*

Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.6*

Ratification and Amendment of Security Agreement dated as of November 26, 2014 in connection with Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2014)

10.7* †

Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.8* †

First Amendment to Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 24, 2013)

10.9* †

Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.10* †

Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.11* †

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.12* †

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.13* †

Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)

10.14* †

Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.15* †

Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.16* †

Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)

10.17* †

Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.18* †

Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.19* †

Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.20* †

Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.21* †

Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.22* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)

10.23* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.24* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

10.25* †

Form of Performance-Based Award Agreement (effective March 2012). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 14, 2012)

10.26* †

Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2013). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.27* †

Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2014). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 21, 2014)

10.28* †

Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.29* †

First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.30* †

Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.31* †

Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.32* †

Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.33* †

Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.34* †

Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.35* †

Amended and Restated Employment Agreement of Thomas Monroe Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.36* †	Kenneth V. Huseman Severance Agreement and Release. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)
10.37* †

Restricted Stock Grant Agreement for Grantees Executing a Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

10.38* †	Kenneth V. Huseman Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)
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

12.1	Ratio of Earnings to Fixed Charges
21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference
†	Management contract or compensatory plan or arrangement