Form 10-Q
period 2015-03-31
BASIC ENERGY SERVICES INC
filed 2015-04-27
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

42,636,065 shares of the registrant’s Common Stock were outstanding as of April 24,  2015.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$104,936	$79,915
Trade accounts receivable, net of allowance of $1,575 and $2,032, respectively	158,867	247,069
Accounts receivable - related parties	39	161
Income tax receivable	1,330	3,121
Inventories	39,769	44,557
Prepaid expenses	16,060	15,779
Other current assets	9,732	9,934
Deferred tax assets	15,514	14,664
Total current assets	346,247	415,200
Property and equipment, net	982,153	1,007,969
Deferred debt costs, net of amortization	14,639	15,350
Goodwill	78,011	78,011
Other intangible assets, net of amortization	69,001	71,173
Other assets	9,499	9,474
Total assets	$1,499,550	$1,597,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,715	$50,618
Accrued expenses	65,642	90,810
Current portion of long-term debt	46,816	48,575
Other current liabilities	4,753	6,135
Total current liabilities	150,926	196,138
Long-term debt, net of unamortized premium on notes of $1,155 and $1,217, respectively	878,219	882,572
Deferred tax liabilities	133,354	147,621
Other long-term liabilities	29,587	28,193
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,643,875 shares outstanding at March 31, 2015; 43,500,032 shares issued and 42,241,719 shares outstanding at December 31, 2014	435	435
Additional paid-in capital	365,482	369,920
Retained deficit	(47,691)	(15,067)
Treasury stock, at cost, 856,157 and 1,258,313 shares at March 31, 2015 and December 31, 2014, respectively	(10,762)	(12,635)
Total stockholders' equity	307,464	342,653
Total liabilities and stockholders' equity	$1,499,550	$1,597,177

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three months ended March 31,
	2015	2014

	(Unaudited)
Revenues:
Completion and remedial services	$112,775	$137,485
Fluid services	73,803	92,835
Well servicing	63,668	92,912
Contract drilling	11,475	13,524
Total revenues	261,721	336,756
Expenses:
Completion and remedial services	81,251	86,480
Fluid services	54,132	66,782
Well servicing	52,401	69,759
Contract drilling	7,525	9,166
General and administrative, including stock-based compensation of $3,969 and $3,388 in three months ended March 31, 2015 and 2014, respectively	39,204	39,559
Depreciation and amortization	60,929	51,705
(Gain) loss on disposal of assets	48	(679)
Total expenses	295,490	322,772
Operating income (loss)	(33,769)	13,984
Other income (expense):
Interest expense	(16,863)	(16,859)
Interest income	6	13
Other income	120	366
Loss before income taxes	(50,506)	(2,496)
Income tax benefit	17,882	589
Net loss	$(32,624)	$(1,907)
Loss per share of common stock:
Basic	$(0.81)	$(0.05)
Diluted	$(0.81)	$(0.05)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2014	43,500,032	$435	$369,920	$(12,635)	$(15,067)	$342,653
Issuances of restricted stock	—	—	(3,779)	3,779	—	—
Amortization of share-based compensation	—	—	3,969	—	—	3,969
Purchase of treasury stock	—	—	—	(4,490)	—	(4,490)
Exercise of stock options	—	—	(4,628)	2,584	—	(2,044)
Net loss	—	—	—	—	(32,624)	(32,624)
Balance - March 31, 2015 (unaudited)	43,500,032	$435	$365,482	$(10,762)	$(47,691)	$307,464

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three months ended March 31,
	2015	2014

Cash flows from operating activities:
Net loss	$(32,624)	$(1,907)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	60,929	51,705
Accretion on asset retirement obligation	33	31
Change in allowance for doubtful accounts	(457)	(371)
Amortization of deferred financing costs	743	799
Amortization of premium on notes	(62)	(58)
Non-cash compensation	3,969	3,387
(Gain) loss on disposal of assets	48	(679)
Deferred income taxes	(17,885)	(1,197)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	88,781	(16,011)
Inventories	4,788	(1,308)
Prepaid expenses and other current assets	(2,116)	(6,703)
Other assets	(25)	562
Accounts payable	(16,903)	5,206
Income tax receivable / payable	1,791	578
Other liabilities	(65)	639
Accrued expenses	(25,168)	(6,106)
Net cash provided by operating activities	65,777	28,567
Cash flows from investing activities:
Purchase of property and equipment	(25,861)	(33,106)
Proceeds from sale of assets	3,261	23,297
Payments for other long-term assets	—	(363)
Net cash used in investing activities	(22,600)	(10,172)
Cash flows from financing activities:
Payments of debt	(14,358)	(11,124)
Purchase of treasury stock	(4,490)	(6,244)
Tax withholding from exercise of stock options	(3)	(362)
Exercise of employee stock options	727	4,441
Deferred loan costs and other financing activities	(32)	(11)
Net cash used in financing activities	(18,156)	(13,300)
Net increase in cash and equivalents	25,021	5,095
Cash and cash equivalents - beginning of period	79,915	111,532
Cash and cash equivalents - end of period	$104,936	$116,627

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2015 (unaudited)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the December 31, 2014 Form 10-K. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.

Nature of Operations

Basic provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, Ohio, California, Kentucky and Pennsylvania.

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

Estimates and Uncertainties

Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property and equipment and intangible assets
•	Impairment of property and equipment, goodwill and intangible assets
•	Allowance for doubtful accounts
•	Litigation and self-insured risk reserves
•	Fair value of assets acquired and liabilities assumed in an acquisition
•	Stock-based compensation
•	Income taxes

2. Acquisitions

In 2014, Basic acquired substantially all of the assets of the following business, which was accounted for using the purchase method of accounting. The following table summarizes the final values for the acquisition at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Pioneer Fishing & Rental Services, LLC	September 17, 2014	$16,090
Total 2014		$16,090

The operations of the acquisition listed above are included in Basic’s consolidated statement of operations as of the closing date. There were no acquisitions in the first quarter of 2015. The provisional purchase price allocation used with respect to Pioneer Fishing & Rental Services, LLC will be finalized once the valuation of the tangible and intangible assets is complete.

3. Goodwill and Other Intangible Assets

Basic had no additions to goodwill during the three months ended March 31, 2015. The carrying amount of goodwill for the three months ended March 31, 2015 were as follows (in thousands):

Completion
And Remedial
Services
Balance as of December 31, 2014	$78,011
Goodwill additions	—
Balance as of March 31, 2015	$78,011

Basic’s intangible assets subject to amortization were as follows (in thousands):

	March 31, 2015	December 31, 2014
Customer relationships	$88,576	$88,576
Non-compete agreements	13,163	13,223
Trade names	1,939	1,939
Other intangible assets	2,097	2,097
	105,775	105,835
Less accumulated amortization	36,774	34,662
Intangible assets subject to amortization, net	$69,001	$71,173

Amortization expense for the three months ended March 31, 2015 and 2014 was approximately $2.2 million and $2.1 million, respectively.

Intangible assets, net of accumulated amortization allocated to reporting units as of March 31, 2015 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Intangible assets subject to amortization, net	$50,936	$5,268	$9,558	$3,239	$69,001

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and other intangible assets and trade names are amortized over a 15-year life.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Land	$19,895	$19,071
Buildings and improvements	71,005	69,629
Well service units and equipment	488,532	483,644
Fluid services equipment	277,585	277,902
Brine and fresh water stations	13,764	14,175
Frac/test tanks	367,730	355,912
Pumping equipment	336,660	343,379
Construction equipment	15,680	15,764
Contract drilling equipment	111,484	110,510
Disposal facilities	158,877	157,519
Light vehicles	69,880	70,414
Rental equipment	104,278	102,471
Aircraft	713	857
Software	21,617	21,416
Other	16,050	16,324
	2,073,750	2,058,987
Less accumulated depreciation and amortization	1,091,597	1,051,018
Property and equipment, net	$982,153	$1,007,969

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Light vehicles	$46,598	$47,853
Contract drilling equipment	6,142	6,142
Well service units and equipment	819	883
Fluid services equipment	143,784	143,014
Pumping equipment	42,742	42,264
Construction equipment	730	730
Software	17,120	17,120
Other	70	71
	258,005	258,077
Less accumulated amortization	101,148	100,896
	$156,857	$157,181

Amortization of assets held under capital leases of approximately $10.8 million and $8.5 million for the three months ended March 31, 2015 and 2014, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt and Interest Expense

Long-term debt consisted of the following (in thousands):

	March 31, 2015	December 31, 2014
Credit Facilities:
Revolver	$16,000	$16,000
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,155	1,217
Capital leases and other notes	132,880	138,930
	925,035	931,147
Less current portion	46,816	48,575
	$878,219	$882,572

Basic had $16.0 million in borrowings and $51.3 million of letters of credit outstanding under its $300 million  Amended and Restated Credit Agreement, dated as of November 26, 2014, as amended by Amendment No. 1 dated as of December 15, 2014 (the “Credit Agreement”) as of March 31, 2015, giving Basic $229.5 million of available borrowing capacity on a pro forma basis.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2015	2014
Cash payments for interest	$18,875	$18,933
Commitment and other fees paid	407	585
Amortization of debt issuance costs and discount or premium on notes	681	740
Change in accrued interest	(2,989)	(3,405)
Other	(111)	6
	$16,863	$16,859

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

At March 31, 2015 and December 31, 2014, self-insured risk accruals totaled approximately $34.9 million and $33.4 million, respectively.

7. Stockholders’ Equity

Common Stock

In March 2015, Basic granted various employees 888,104 restricted shares of common stock that vest over a three-year period.

During the three months ended March 31, 2015, Basic issued 103,750 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

During the first three months of 2015, Basic repurchased 513,600 shares for a total price of approximately $3.4 million (an average of approximately $6.67 per share), inclusive of commissions and fees. As of March 31, 2015, Basic may purchase up to an additional $10.5 million of Basic’s shares of common stock under the repurchase program.

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 194,930 shares through net share settlements during the first three months of 2015 and 250,461 shares through net share settlements during the first three months of 2014.

8. Incentive Plan

During the three months ended March 31, 2015 and 2014, compensation expense related to share-based arrangements was approximately $4.0 million and $3.4 million, respectively. For compensation expense recognized during the three months ended March 31, 2015 and 2014, Basic recognized a tax benefit of approximately $1.4 million and $799,000, respectively.

 As of March 31, 2015, there was approximately $25.5 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of share-based awards vested during the three months ended March 31, 2015 and 2014 was approximately $4.8 million and $20.3 million, respectively. During the three months ended March 31, 2015 and 2014 there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, there would have been no excess tax benefit at March 31, 2015 and there would have been an excess tax benefit of approximately $4.2 million at March 31, 2014.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at March 31, 2015 and the changes during the three months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	280,000	$19.05
Options granted	—	—
Options forfeited	—	—
Options exercised	(103,750)	6.98
Options expired	—	—
Outstanding, end of period	176,250	$26.15	1.08	$—
Exercisable, end of period	176,250	$26.15	1.08	$—
Vested or expected to vest, end of period	176,250	$26.15	1.08	$—

The total intrinsic value of share options exercised during the three months ended March 31, 2015 and 2014 was approximately $37,000 and $1.4 million, respectively.

Cash received from share option exercises under the Plan was approximately $724,000 and $4.1 million for the three months ended March 31, 2015 and 2014, respectively. During the three months ended March 31, 2015 and 2014, there was no excess tax benefit due to the NOL. If there was no NOL, there would have been no excess tax benefit at March 31, 2015 and there would have been an excess tax benefit of approximately $265,000 at March 31, 2014.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

 A summary of the status of Basic’s non-vested share grants at March 31, 2015 and changes during the three months ended March 31, 2015 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	2,193,671	$19.56
Granted during period	724,501	1.82
Vested during period	(815,935)	16.88
Forfeited during period	(4,083)	20.40
Nonvested at end of period	2,098,154	$14.47

Phantom Stock Awards

On March 18,  2015, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the one-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2014 and ending on the last NYSE trading day of 2015). The number of phantom shares to be issued will range from 0% to 150% of the 704,089 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-third increments on March 15, 2016, 2017 and 2018 (subject to accelerated vesting in certain circumstances). As of March 31, 2015, Basic estimated that 100% of the target number of performance-based awards will be earned.  The Compensation Committee also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 654,500. These grants remain subject to vesting over a three-year period, with the first portion vesting March 15, 2016.

9. Related Party Transactions

Basic had receivables from employees of approximately $39,000 and $161,000 as of March 31, 2015 and December 31, 2014, respectively.

In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC (“DVCC”) for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In February 2015, Basic purchased 100 acres of vacant land outside of Midland, Texas for $1.5 million from DVCC.

10. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three months ended March 31,
	2015	2014

	(Unaudited)
Numerator (both basic and diluted):
Net loss	$(32,624)	$(1,907)
Denominator:
Denominator for basic loss per share	40,072,451	40,605,180
Stock options	—	—
Unvested restricted stock	—	—
Denominator for diluted loss per share	40,072,451	40,605,180
Basic loss per common share:	$(0.81)	$(0.05)
Diluted loss per common share:	$(0.81)	$(0.05)

Stock options and unvested restricted stock shares of approximately 593,608 and 722,301 were excluded in the computation of diluted loss per share for the three months ended March 31, 2015 and 2014, respectively, as the effect would have been anti-dilutive.

11. Business Segment Information

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial			Contract	Corporate and
	Services	Fluid Services	Well Servicing	Drilling	Other	Total
Three Months Ended March 31, 2015 (Unaudited)
Operating revenues	$112,775	$73,803	$63,668	$11,475	$—	$261,721
Direct operating costs	(81,251)	(54,132)	(52,401)	(7,525)	—	(195,309)
Segment profits	$31,524	$19,671	$11,267	$3,950	$—	$66,412
Depreciation and amortization	$21,454	$17,776	$15,268	$3,562	$2,869	$60,929
Capital expenditures (excluding acquisitions)	$14,171	$6,226	$10,351	$874	$2,516	$34,138
Identifiable assets	$495,892	$292,438	$271,202	$59,319	$380,699	$1,499,550
Three Months Ended March 31, 2014 (Unaudited)
Operating revenues	$137,485	$92,835	$92,912	$13,524	$—	$336,756
Direct operating costs	(86,480)	(66,782)	(69,759)	(9,166)	—	(232,187)
Segment profits	$51,005	$26,053	$23,153	$4,358	$—	$104,569
Depreciation and amortization	$15,727	$16,063	$13,980	$3,210	$2,725	$51,705
Capital expenditures (excluding acquisitions)	$16,567	$9,628	$8,062	$908	$1,869	$37,034
Identifiable assets	$431,291	$311,905	$265,870	$57,734	$458,215	$1,525,015

The following table reconciles the segment profits reported above to the operating income (loss) as reported in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2015	2014
Segment profits	$66,412	$104,569
General and administrative expenses	(39,204)	(39,559)
Depreciation and amortization	(60,929)	(51,705)
Gain (loss) on disposal of assets	(48)	679
Operating income (loss)	$(33,769)	$13,984

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	For The Three Months Ended March 31
	2015	2014

	(In thousands)
Capital leases issued for equipment	$8,308	$3,928
Asset retirement obligation additions	$13	$23

Basic paid no income taxes during the three months ended March 31, 2015 and 2014, respectively. Basic paid interest of approximately $18.9 million during the three months ended March 31, 2015 and 2014, respectively.

13. Fair Value Measurements

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2015 and December 31, 2014. The fair value of our long-term notes is based upon the quoted market prices at March 31, 2015 and December 31, 2014 and is as follows:

	March 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
7.75% Senior Notes due 2019, excluding premium	$475,000	$369,906	$475,000	$372,875
7.75% Senior Notes due 2022, excluding premium	$300,000	$230,622	$300,000	$225,000

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

15. Subsequent Events

On April 21, 2015, Basic entered into an amendment to its existing $300 million Credit Agreement  (as so amended, the “Modified Facility”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders, that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Modified Facility based on availability under a borrowing base comprised of eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment of Basic; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Modified Facility is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If that circumstance exists, Basic will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we made one business acquisition from January 1, 2014 to March 31, 2015.  We also divested our inland workover barge rig fleet in March 2014. These transactions, as well as market fluctuations, make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower (“hhp”) increased from 297,000 at December 31, 2013 to 443,000 at March 31, 2015. Our weighted average number of fluid service trucks increased from 1,025 in the first quarter of 2014 to 1,046 in the first quarter of 2015. Our weighted average number of well servicing rigs decreased to 421 during the first quarter of 2015 compared to 425 during the first quarter of 2014, due to the divesture of our inland workover barge rig fleet.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2015		2014
Revenues:
Completion and remedial services	$112.8	44%	$137.5	40%
Fluid services	$73.8	28%	$92.9	28%
Well Servicing	$63.6	24%	$92.9	28%
Contract drilling	$11.5	4%	$13.5	4%
Total revenues	$261.7	100%	$336.8	100%

During the fourth quarter of 2014, oil prices declined rapidly to a level near $50 per barrel. We have seen a significant impact on our customers’ activity and for the rates we are able to charge our customers.  Continued or further declines in oil prices could have a further negative impact on the demand for our services if our customers reduce their exploration plans and programs.

As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas remained stable during 2015.

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

Selected Acquisitions and Divestitures

During 2014, we made one business acquisition that complemented our existing business segments:

Pioneer Fishing &  Rental Services, LLC

On September 17, 2014, we acquired all of the assets of Pioneer Fishing &  Rental Services, LLC for total cash consideration of $16.1 million. This acquisition has been included in our completion and remedial services segment.

Segment Overview

Completion and Remedial Services

During the first three months of 2015, our completion and remedial services segment represented approximately 44% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and other services.

Our pumping services concentrate on providing mid-sized fracturing services in selected markets,  usually targeting jobs at rates of 100 barrels per minute or lower. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 443,000 and 301,000 at March 31, 2015 and 2014, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2014, the full year ended December 31, 2014 and the quarter ended March 31, 2015 (dollars in thousands):

		Segment
	Revenues	Profits %
2014:
First Quarter	$137,485	37%
Second Quarter	$164,366	38%
Third Quarter	$193,699	39%
Fourth Quarter	$203,367	38%
Full Year	$698,917	38%
2015:
First Quarter	$112,775	28%

The decrease in completion and remedial services revenue to $112.8 million in the first quarter of 2015 from $203.4 million in the fourth quarter of 2014 resulted primarily from decreased activity and lower pricing in our pumping and coil tubing services, due to the general decline in completion activity that was driven by a significant decline in drilling and completion projects during the first quarter of 2015.  Segment profits as a percentage of revenue decreased to 28% for the first quarter of 2015 from 38% in the fourth quarter of 2014, due to decremental margins on the lower revenue base.

Fluid Services

During the first three months of 2015, our fluid services segment represented approximately 28% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

 The following is an analysis of our fluid services operations for each of the quarters in 2014, the full year ended December 31, 2014, the quarter ended March 31, 2015 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2014:
First Quarter	1,006	607,200	$92	$26	28%
Second Quarter	1,015	630,900	$89	$25	28%
Third Quarter	1,025	645,800	$91	$26	29%
Fourth Quarter	1,043	661,900	$90	$26	28%
Full Year	1,022	2,545,800	$362	$102	28%
2015:
First Quarter	1,046	595,100	$71	$19	27%

Revenue per fluid service truck decreased to $71,000 in the first quarter of 2015 compared to $90,000 in the fourth quarter of 2014 primarily due to decreases in pricing, disposal utilization and skim oil sales. Segment profit percentage decreased to 27% in the first quarter of 2015 down from 28% in the fourth quarter of 2014, due to decremental margins on the lower revenue base.

Well Servicing

During the first three months of 2015, our well servicing segment represented approximately 24% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet decreased from a weighted average number of 425 rigs in the first quarter of 2014 to 421 in the first quarter of 2015, due to the divestiture of our barge rig operations.

The following is an analysis of our well servicing operations for each of the quarters in 2014, the full year ended December 31, 2014 and the quarter ended March 31, 2015:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2014:
First Quarter	425	217,400	73%	$417	$106	25%
Second Quarter	421	214,200	71%	$410	$116	28%
Third Quarter	421	217,500	71%	$405	$108	26%
Fourth Quarter	421	204,400	67%	$416	$97	23%
Full Year	422	853,500	71%	$412	$107	25%
2015:
First Quarter	421	163,900	55%	$377	$69	18%

Rig utilization rate decreased to 55% in the first quarter of 2015 from 67% in the fourth quarter of 2014.  The lower utilization rate in the first quarter of 2015 resulted from a general decline in capital and operating budgets of oil and gas producers. Our segment profit percentage decreased to 18% for the first quarter of 2015 from 23% in the fourth quarter of 2014, due to lower utilization and pricing and expenses associated with downhole issues.

Contract Drilling

During the first three months of 2015, our contract drilling segment represented approximately 4% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the first quarter of 2015.

The following is an analysis of our contract drilling segment for each of the quarters in 2014, the full year ended December 31, 2014 and the quarter ended March 31, 2015:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2014:
First Quarter	12	821	$16,500	$5,300	32%
Second Quarter	12	942	$16,300	$5,100	32%
Third Quarter	12	968	$16,800	$5,200	31%
Fourth Quarter	12	948	$16,600	$5,400	33%
Full Year	12	3,679	$16,600	$5,300	32%
2015:
First Quarter	12	674	$17,000	$5,900	34%

Revenue per day increased to  $17,000 in the first quarter of 2015 compared to  $16,600 in the fourth quarter of 2015. The increase in drilling revenue per day is due to an early termination payment of $732,000 on the long-term contract of one of our rigs. Segment profit percentage increased slightly to 34% in the first quarter of 2015 compared to 33% in the fourth quarter of 2015.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2015 compared to the three months ended March 31, 2014. For additional segment-related information and trends, please read “Segment Overview” above.

 March 31, 2015 Compared to Three Months Ended March 31, 2014

Revenues. Revenues decreased by 22% to $261.7 million during the first quarter of 2015 from $336.8 million during the same period in 2014. This decrease was primarily due to decreased demand for our services by our customers due to a steep decline in the price of crude oil and reduced pricing as a result of the competitive market environment.

Completion and remedial services revenues decreased by 18% to $112.8 million during the first quarter of 2015 compared to $137.5 million in the same period in 2014. The decrease in revenue between these periods was primarily due to decreased  demand for completion related activities and pricing for our services, particularly in our pumping services line of business. Total hydraulic horsepower increased to 443,000 at March 31, 2015 from 301,000 at March 31, 2014.

Fluid services revenues decreased by 21% to $73.8 million during the first quarter of 2015 compared to $92.8 million in the same period in 2014,  due to decreases in trucking hours driven mainly by lower completion activity. Our revenue per fluid service truck decreased 23% to $71,000 in the first quarter of 2015 compared to $92,000 in the same period in 2014 due mainly to decreases in disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks increased to 1,046 during the first quarter of 2015 compared to 1,006 in the same period in 2014.

Well servicing revenues decreased by 31% to $63.7 million during the first quarter of 2015 compared to $92.9 million during the same period in 2014. The decrease was driven by a decrease in rig hours, primarily due to declines in utilization and pricing and the divesture of the barge rigs in the first quarter of 2014. Adjusted for the sale of barge rig operations, first quarter 2014 well servicing revenues were $87.5 million. Our weighted average number of well servicing rigs decreased to 421 during the first quarter of 2015 from 425 during the same period in 2014.  Utilization was 55% in the first quarter of 2015, compared to 73% in the comparable quarter of 2014. Revenue per rig hour in the first quarter of 2015 was $377, decreasing from $417 in the comparable quarter of 2014.

Contract drilling revenues decreased by 15% to $11.5 million during the first quarter of 2015 compared to $13.5 million in the same period in 2014. The number of rig operating days decreased 18% to 674 in the first quarter of 2015 compared to 821 in the first quarter of 2014. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $195.3 million during the first quarter of 2015 from $232.2 million in the same period in 2014, primarily due to decreases in activity and corresponding reductions in employee headcount to adapt to current activity levels.

Direct operating expenses for the completion  and remedial services segment decreased by 6% to $81.3 million during the first quarter of 2015 compared to $86.5 million for the same period in 2014 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 28% of revenues during the first quarter of 2015 compared to 37% for the same period in 2014, due to decreased completion-related activity and price competition.

Direct operating expenses for the fluid services segment decreased by 19% to $54.1 million during the first quarter of 2015 compared to $66.8 million for the same period in 2014, mainly due to decreased activity levels. Segment profits were 27% of revenues during the first quarter of 2015 compared to 28% for the same period in 2014 due to lower levels of activity and lower skim oil sales.

Direct operating expenses for the well servicing segment decreased by 25% to $52.4 million during the first quarter of 2015 compared to $69.8 million for the same period in 2014. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 18% of revenues during the first quarter of 2015 compared to 25% of revenues during the first quarter of 2014, due mainly to the decline in activity and lower pricing. Additionally, we incurred approximately $3.0 million of expense for downhole issues in the first quarter of 2015.

Direct operating expenses for the contract drilling segment decreased 18% to $7.5 million during the first quarter of 2015 compared to $9.2 million for the same period in 2014, due to decreased activity and fewer rig operating days. Segment profits increased to 34% of revenues during the first quarter of 2015 from 32% during the first quarter of 2014 due to lower repairs and maintenance expense.

General and Administrative Expenses. General and administrative expenses decreased by 1% to $39.2 million during the first quarter of 2015 from $39.6 million for the same period in 2014, due to cost cutting measures implemented in the first quarter of 2015 and lower incentive bonus expense.  General and administrative expenses included $4.0 million and $3.4 million of stock-based compensation expense during the first quarter of 2015 and 2014, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $60.9 million during the first quarter of 2015 compared to $51.7 million for the same period in 2014.  The increase in depreciation and amortization expense is due to the increase in our fleet through capital expenditures for equipment during the first three quarters of 2014.

Interest Expense. Interest expense remained flat at $16.9 million during the first quarter of 2015 compared to $16.9 million during the first quarter of 2014.

Income Tax Expense. There was income tax benefit of $17.9 million during the first quarter of 2015 compared to an income tax benefit of $589,000 for the same period in 2014. Our effective tax rate during the first quarter of 2015 and 2014 was approximately 35% and 24%, respectively. Our effective tax rates for 2015 and 2014 differ from the federal tax rate due to permanent items and state income taxes.

Liquidity and Capital Resources

As of March 31, 2015, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $300.0 million revolving credit facility. As of March 31, 2015, we had unrestricted cash and cash equivalents of $104.9 million compared to $79.9 million as of December 31, 2014. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

We had $16.0 million in borrowings and $51.3 million of letters of credit outstanding under our $300 million Amended and Restated Credit Agreement, dated as of November 26, 2014, as amended by Amendment No. 1 dated as of December 15, 2014 (the “Credit Agreement”) as of March 31, 2015, giving us $232.7 million of available borrowing capacity. At March 31, 2015, we were in compliance with our covenants under the Credit Agreement.

On April 21, 2015, we entered into an amendment to the Credit Agreement (as so amended, the “Modified Facility”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders, that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Modified Facility based on availability under a borrowing base comprised of our eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Modified Facility is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If that circumstance exists, we will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $65.8 million for the three months ended March 31, 2015 compared to cash provided by operating activities of $28.6 million during the same period in 2014. Operating cash flow in the first three months of 2015 was higher mainly due to a decrease in working capital, mainly accounts receivable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first three months of 2015 were $25.9 million compared to $33.1 million in the same period of 2014. We added $8.3 million of additional assets through our capital lease program during the first three months of 2015 compared to $3.9 million of additional assets in the same period in 2014.

In 2015, we currently have planned capital expenditures of approximately $100 million, including capital leases of $25 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

Other Debt

As of March 31, 2015, we had total capital lease additions of approximately $8.3 million.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of March 31, 2015, we had approximately $99.3 million of net operating loss carryforwards.

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

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2015, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended March 31, 2015 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares reacquired	Per Share	Program (1)	the Program (1)
January 1 — January 31 (2)	515,230	$6.66	513,600	$
February 1 — February 28 (2)	1,329	$7.34	—	$
March 1 — March 31 (2)	191,971	$5.46	—	$
Total	708,530	$6.34	513,600	$10,502

(1)

On May 24, 2012, we announced that our Board of Directors had reauthorized the repurchase of up to approximately  $35.2 million of shares of our common stock from time to time in open market or private transactions, at our discretion, as a continuation of our prior $50.0 million stock repurchase program announced in 2008 (of which $39.5 million was purchased prior to such reauthorization). The stock repurchase program may be suspended or discontinued at any time.

(2)

Except as indicated under the column “Total Number of Shares Purchased as Part of Publicly Announced Program,” the shares under “Total Number of Shares Purchased” were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

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
10.1*

Form of Performance-Based Award Agreement 2015 Performance-Based Phantom Stock Grants (Executive and Senior Management) (effective March 2015) (Included as Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 23, 2015)

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

BASIC ENERGY SERVICES, INC.

By:	/s/ T. M. “Roe” Patterson
Name:	T. M. “Roe” Patterson
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
Name:	John Cody Bissett
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: April  27,  2015

Exhibit Index

Exhibit
No.	Description

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
10.1*

Form of Performance-Based Award Agreement 2015 Performance-Based Phantom Stock Grants (Executive and Senior Management) (effective March 2015) (Included as Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 23, 2015)

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