Form 10-Q
period 2015-06-30
BASIC ENERGY SERVICES INC
filed 2015-08-03
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

42,629,435 shares of the registrant’s Common Stock were outstanding as of July 30,  2015.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	June 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$91,822	$79,915
Trade accounts receivable, net of allowance of $1,450 and $2,032, respectively	126,429	247,069
Accounts receivable - related parties	35	161
Income tax receivable	2,167	3,121
Inventories	40,608	44,557
Prepaid expenses	13,793	15,779
Other current assets	10,207	9,934
Deferred tax assets	16,651	14,664
Total current assets	301,712	415,200
Property and equipment, net	925,738	1,007,969
Deferred debt costs, net of amortization	14,673	15,350
Goodwill	81,877	78,011
Other intangible assets, net of amortization	68,760	71,173
Other assets	9,314	9,474
Total assets	$1,402,074	$1,597,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$27,144	$50,618
Accrued expenses	74,606	90,810
Current portion of long-term debt	46,280	48,575
Other current liabilities	3,304	6,135
Total current liabilities	151,334	196,138
Long-term debt, net of unamortized premium on notes of $1,090 and $1,217, respectively	850,887	882,572
Deferred tax liabilities	107,450	147,621
Other long-term liabilities	30,147	28,193
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,632,862 shares outstanding at June 30, 2015; 43,500,032 shares issued and 42,241,719 shares outstanding at December 31, 2014	435	435
Additional paid-in capital	368,641	369,920
Retained deficit	(95,986)	(15,067)
Treasury stock, at cost, 867,170 and 1,258,313 shares at June 30, 2015 and December 31, 2014, respectively	(10,834)	(12,635)
Total stockholders' equity	262,256	342,653
Total liabilities and stockholders' equity	$1,402,074	$1,597,177

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$69,056	$164,366	$181,831	$301,851
Fluid services	63,704	90,314	137,506	183,149
Well servicing	56,500	89,629	120,168	182,541
Contract drilling	4,336	15,353	15,812	28,877
Total revenues	193,596	359,662	455,317	696,418
Expenses:
Completion and remedial services	57,670	102,617	138,921	189,097
Fluid services	48,381	65,055	102,512	131,837
Well servicing	47,035	64,748	99,437	134,508
Contract drilling	3,488	10,510	11,014	19,675
General and administrative, including stock-based compensation of $3,270 and $3,733 in three months ended June 30, 2015 and 2014, and $7,239 and $7,121 in the six months ended June 30, 2015 and 2014, respectively	35,673	42,953	74,877	82,512
Depreciation and amortization	60,231	51,785	121,160	103,490
(Gain) loss on disposal of assets	(57)	916	(9)	237
Total expenses	252,421	338,584	547,912	661,356
Operating income (loss)	(58,825)	21,078	(92,595)	35,062
Other income (expense):
Interest expense	(16,841)	(16,566)	(33,704)	(33,425)
Interest income	4	13	10	26
Other income	215	107	335	473
Income (loss) before income taxes	(75,447)	4,632	(125,954)	2,136
Income tax benefit (expense)	27,152	(2,188)	45,035	(1,600)
Net income (loss)	$(48,295)	$2,444	$(80,919)	$536
Earnings (loss) per share of common stock:
Basic	$(1.20)	$0.06	$(2.00)	$0.01
Diluted	$(1.20)	$0.06	$(2.00)	$0.01

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2014	43,500,032	$435	$369,920	$(12,635)	$(15,067)	$342,653
Issuances of restricted stock	—	—	(3,779)	3,779	—	—
Amortization of share-based compensation	—	—	7,239	—	—	7,239
Purchase of treasury stock	—	—	—	(4,561)	—	(4,561)
Exercise of stock options	—	—	(4,739)	2,583	—	(2,156)
Net loss	—	—	—	—	(80,919)	(80,919)
Balance - June 30, 2015 (unaudited)	43,500,032	$435	$368,641	$(10,834)	$(95,986)	$262,256

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Six months ended June 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(80,919)	$536
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	121,160	103,490
Accretion on asset retirement obligation	66	64
Change in allowance for doubtful accounts	(582)	(336)
Amortization of deferred financing costs	1,525	1,605
Amortization of premium on notes	(126)	(118)
Non-cash compensation	7,239	7,121
(Gain) loss on disposal of assets	(9)	237
Deferred income taxes	(45,037)	701
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	121,348	(28,170)
Inventories	3,949	(6,720)
Prepaid expenses and other current assets	(978)	(3,917)
Other assets	160	(824)
Accounts payable	(23,474)	9,229
Income tax receivable / payable	954	269
Other liabilities	(956)	3,761
Accrued expenses	(16,204)	7,083
Net cash provided by operating activities	88,116	94,011
Cash flows from investing activities:
Purchase of property and equipment	(34,823)	(107,384)
Proceeds from sale of assets	6,411	25,875
Payments for other long-term assets	—	(673)
Net cash used in investing activities	(28,412)	(82,182)
Cash flows from financing activities:
Payments of debt	(43,111)	(22,346)
Purchase of treasury stock	(4,562)	(6,243)
Tax withholding from exercise of stock options	(3)	(362)
Exercise of employee stock options	727	4,646
Deferred loan costs and other financing activities	(848)	(62)
Net cash used in financing activities	(47,797)	(24,367)
Net increase (decrease) in cash and equivalents	11,907	(12,538)
Cash and cash equivalents - beginning of period	79,915	111,532
Cash and cash equivalents - end of period	$91,822	$98,994

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

June 30, 2015 (unaudited)

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

2. Acquisitions

In 2014, Basic acquired substantially all of the assets of the following business, which was accounted for using the purchase method of accounting. During the six months ended June 30, 2015, Basic did not complete any acquisitions. The following table summarizes the preliminary values for the acquisition at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Pioneer Fishing & Rental Services, LLC	September 17, 2014	$16,090
Total 2014		$16,090

The operations of the acquisition listed above are included in Basic’s consolidated statement of operations as of the closing date. In the second quarter, the company updated its purchase price allocation, reducing property plant and equipment by $5.8 million and increasing goodwill by $3.8 million and intangibles by $2.0 million. The provisional purchase price allocation used with respect to Pioneer Fishing & Rental Services, LLC will be finalized once the valuation of the tangible and intangible assets is complete.

3. Goodwill and Other Intangible Assets

Additions to goodwill during the six months ended June 30, 2015 were primarily due to adjustments to the preliminary purchase price allocation for acquisitions completed in prior year. The changes in carrying amount of goodwill for the six months ended June 30, 2015 were as follows (in thousands):

Completion
And Remedial
Services
Balance as of December 31, 2014	$78,011
Goodwill adjustments	3,866
Balance as of June 30, 2015	$81,877

Basic’s intangible assets subject to amortization were as follows (in thousands):

	June 30, 2015	December 31, 2014
Customer relationships	$91,039	$88,576
Non-compete agreements	12,734	13,223
Trade names	1,939	1,939
Other intangible assets	2,097	2,097
	107,810	105,835
Less accumulated amortization	39,050	34,662
Intangible assets subject to amortization, net	$68,760	$71,173

Amortization expense for the three months ended June 30, 2015 and 2014 was approximately $2.3 million and $2.1 million, respectively. Amortization expense for the six months ended June 30, 2015 and 2014 was approximately $4.4 million and $4.3 million, respectively.

Intangible assets, net of accumulated amortization allocated to reporting units as of June 30, 2015 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Intangible assets subject to amortization, net	$51,320	$5,165	$9,140	$3,135	$68,760

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and other intangible assets and trade names are amortized over a 15-year life.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Land	$20,744	$19,071
Buildings and improvements	71,537	69,629
Well service units and equipment	489,107	483,644
Fluid services equipment	274,855	277,902
Brine and fresh water stations	13,777	14,175
Frac/test tanks	365,401	355,912
Pumping equipment	339,436	343,379
Construction equipment	15,685	15,764
Contract drilling equipment	110,949	110,510
Disposal facilities	159,527	157,519
Light vehicles	69,119	70,414
Rental equipment	92,234	102,471
Aircraft	—	857
Software	21,855	21,416
Other	16,210	16,324
	2,060,436	2,058,987
Less accumulated depreciation and amortization	1,134,698	1,051,018
Property and equipment, net	$925,738	$1,007,969

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Light vehicles	$44,242	$47,853
Contract drilling equipment	6,493	6,142
Well service units and equipment	819	883
Fluid services equipment	142,384	143,014
Pumping equipment	42,453	42,264
Construction equipment	565	730
Software	17,120	17,120
Other	—	71
	254,076	258,077
Less accumulated amortization	107,411	100,896
	$146,665	$157,181

Amortization of assets held under capital leases of approximately $10.4 million and $8.8 million for the three months ended June 30, 2015 and 2014, respectively and  $21.2 million and $17.3 million for the six months ended June 30, 2015 and 2014, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt and Interest Expense

Long-term debt consisted of the following (in thousands):

	June 30, 2015	December 31, 2014
Credit Facilities:
Revolver	$—	$16,000
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,090	1,217
Capital leases and other notes	121,077	138,930
	897,167	931,147
Less current portion	46,280	48,575
	$850,887	$882,572

On April 21, 2015, Basic entered into an amendment to its existing $300 million Amended and Restated Credit Agreement (as so amended, the “Modified Facility”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders, that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Modified Facility based on availability under a borrowing base comprised of eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment of Basic; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Modified Facility is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If that circumstance exists, Basic will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

As of June 30, 2015, Basic had no borrowings and $48.5 million of letters of credit outstanding under its $250.0 million Amended and Restated Credit Agreement, dated as of April 21, 2015 (the “Modified Facility”), giving Basic $116.0 million of available borrowing capacity on a pro forma basis.

Basic’s interest expense consisted of the following (in thousands):

	Six Months ended June 30,
	2015	2014
Cash payments for interest	$30,892	$30,780
Commitment and other fees paid	1,336	1,156
Amortization of debt issuance costs and discount or premium on notes	1,398	1,487
Change in accrued interest	174	(5)
Other	(96)	7
	$33,704	$33,425

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

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, automobile liability and medical and dental coverage of $5.0 million, $1.0 million, $1.0 million, and $400,000, respectively. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At June 30, 2015 and December 31, 2014, self-insured risk accruals totaled approximately $32.6 million and $33.4 million, respectively.

During the second quarter of 2015, Basic accrued $4.5 million related to a customer audit. This amount will be settled throughout the remainder of 2015 and 2016.

7. Stockholders’ Equity

Common Stock

In March 2015, Basic granted various employees 888,104 restricted shares of common stock that vest over a three-year period.

During the six months ended June 30, 2015, Basic issued 103,750 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

During the first six months of 2015, Basic repurchased 513,600 shares for a total price of approximately $3.4 million (an average of approximately $6.67 per share), inclusive of commissions and fees. As of June 30, 2015, Basic may purchase up to an additional $10.5 million of Basic’s shares of common stock under the repurchase program.

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 203,594 shares through net share settlements during the first six months of 2015 and 250,461 shares through net share settlements during the first six months of 2014.

8. Incentive Plan

During the three months ended June 30, 2015 and 2014, compensation expense related to share-based arrangements was approximately $3.3 million and $3.7 million, respectively. For compensation expense recognized during the three months ended June 30, 2015 and 2014, Basic recognized a tax benefit of approximately $1.2 million and $1.8 million, respectively. During the six months ended June 30, 2015 and 2014, compensation expense related to share-based arrangements was approximately $7.2 million and $7.1 million, respectively. For compensation expense recognized during the six months ended June 30, 2015 and 2014, Basic recognized a tax benefit of approximately $2.6 million and $2.8 million, respectively.

 As of June 30, 2015, there was approximately $22.2 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.25 years. The total fair value of share-based awards vested during the six months ended June 30, 2015 and 2014 was approximately $5.0 million and $20.3 million, respectively. During the six months ended June 30, 2015 and 2014 there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, there would have been $11,000 excess tax benefit at June 30, 2015 and there would have been an excess tax benefit of approximately $4.4 million at June 30, 2014.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at June 30, 2015 and the changes during the six months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	280,000	$19.05
Options granted	—	—
Options forfeited	—	—
Options exercised	(103,750)	6.98
Options expired	(1,250)	6.98
Outstanding, end of period	175,000	$26.29	0.83	$—
Exercisable, end of period	175,000	$26.29	0.83	$—
Vested or expected to vest, end of period	175,000	$26.29	0.83	$—

The total intrinsic value of share options exercised during the six months ended June 30, 2015 and 2014 was approximately $37,000 and $2.2 million, respectively.

Cash received from share option exercises under the Plan was approximately $724,000 and $4.3 million for the six months ended June 30, 2015 and 2014, respectively. During the six months ended June 30, 2015 and 2014, there was no excess tax benefit due to the NOL. If there was no NOL, there would have been no excess tax benefit at June 30, 2015 and there would have been an excess tax benefit of approximately $534,000 at June 30, 2014.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

 A summary of the status of Basic’s non-vested share grants at June 30, 2015 and changes during the six months ended June 30, 2015 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	2,193,671	$19.56
Granted during period	724,501	1.82
Vested during period	(845,188)	16.82
Forfeited during period	(6,432)	21.48
Nonvested at end of period	2,066,552	$14.45

Phantom Stock Awards

On March 18,  2015, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the one-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2014 and ending on the last NYSE trading day of 2015). The number of phantom shares to be issued will range from 0% to 150% of the 704,089 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-third increments on March 15, 2016, 2017 and 2018 (subject to accelerated vesting in certain circumstances). As of June 30, 2015, Basic estimated that 100% of the target number of performance-based awards will be earned.  The Compensation Committee also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 654,500. These grants remain subject to vesting over a three-year period, with the first portion vesting March 15, 2016.

9. Related Party Transactions

Basic had receivables from employees of approximately $35,000 and $161,000 as of June 30, 2015 and December 31, 2014, respectively.

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

10. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings (loss) per share (in thousands, except share data):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014

	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$(48,295)	$2,444	$(80,919)	$536
Denominator:
Denominator for basic earnings (loss) per share	40,167,876	41,341,888	40,360,194	40,850,970
Stock options	—	101,446	—	146,354
Unvested restricted stock	—	600,113	—	351,395
Denominator for diluted earnings (loss) per share	40,167,876	42,043,447	40,360,194	41,348,719
Basic earnings (loss) per common share:	$(1.20)	$0.06	$(2.00)	$0.01
Diluted earnings (loss) per common share:	$(1.20)	$0.06	$(2.00)	$0.01

Stock options and unvested restricted stock shares of approximately 494,670 and 650,972 were excluded in the computation of diluted earnings (loss) per share for the three and six months ended June 30, 2015, respectively, as the effect would have been anti-dilutive.

11. Business Segment Information

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial			Contract	Corporate and
	Services	Fluid Services	Well Servicing	Drilling	Other	Total
Three Months Ended June 30, 2015 (Unaudited)
Operating revenues	$69,056	$63,704	$56,500	$4,336	$—	$193,596
Direct operating costs	(57,670)	(48,381)	(47,035)	(3,488)	—	(156,574)
Segment profits	$11,386	$15,323	$9,465	$848	$—	$37,022
Depreciation and amortization	$21,056	$17,515	$15,284	$3,512	$2,864	$60,231
Capital expenditures (excluding acquisitions)	$2,274	$2,710	$2,892	$236	$1,831	$9,943
Three Months Ended June 30, 2014 (Unaudited)
Operating revenues	$164,366	$90,314	$89,629	$15,353	$—	$359,662
Direct operating costs	(102,617)	(65,055)	(64,748)	(10,510)	—	(242,930)
Segment profits	$61,749	$25,259	$24,881	$4,843	$—	$116,732
Depreciation and amortization	$16,040	$15,926	$13,939	$3,214	$2,666	$51,785
Capital expenditures (excluding acquisitions)	$52,816	$11,412	$15,199	$2,700	$1,982	$84,109
Six Months Ended June 30, 2015 (Unaudited)
Operating revenues	$181,831	$137,506	$120,168	$15,812	$—	$455,317
Direct operating costs	(138,921)	(102,512)	(99,437)	(11,014)	—	(351,884)
Segment profits	$42,910	$34,994	$20,731	$4,798	$—	$103,433
Depreciation and amortization	$42,356	$35,233	$30,745	$7,064	$5,762	$121,160
Capital expenditures (excluding acquisitions)	$16,446	$8,936	$13,243	$1,110	$4,346	$44,081
Identifiable assets	$477,316	$277,739	$257,778	$56,230	$333,011	$1,402,074
Six Months Ended June 30, 2014 (Unaudited)
Operating revenues	$301,851	$183,149	$182,541	$28,877	$—	$696,418
Direct operating costs	(189,097)	(131,837)	(134,508)	(19,675)	—	(475,117)
Segment profits	$112,754	$51,312	$48,033	$9,202	$—	$221,301
Depreciation and amortization	$32,044	$31,851	$27,848	$6,420	$5,327	$103,490
Capital expenditures (excluding acquisitions)	$69,383	$21,040	$23,262	$3,608	$3,850	$121,143
Identifiable assets	$466,636	$310,185	$267,909	$57,617	$456,509	$1,558,856

The following table reconciles the segment profits reported above to the operating income (loss) as reported in the consolidated statements of operations (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Segment profits	$37,022	$116,732	$103,433	$221,301
General and administrative expenses	(35,673)	(42,953)	(74,877)	(82,512)
Depreciation and amortization	(60,231)	(51,785)	(121,160)	(103,490)
Gain (loss) on disposal of assets	57	(916)	9	(237)
Operating income (loss)	$(58,825)	$21,078	$(92,595)	$35,062

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	For The Six Months Ended June 30
	2015	2014

	(In thousands)
Capital leases issued for equipment	$9,257	$13,759
Asset retirement obligation additions	$13	$45

Basic paid no income taxes during the six months ended June 30, 2015 and 2014, respectively. Basic paid interest of approximately $ 30.9 million and $  30.8 million during the six months ended June 30, 2015 and 2014, respectively.

13. Fair Value Measurements

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2015 and December 31, 2014. The fair value of our long-term notes is based upon the quoted market prices at June 30, 2015 and December 31, 2014 and is as follows:

	June 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
7.75% Senior Notes due 2019, excluding premium	$475,000	$399,000	$475,000	$372,875
7.75% Senior Notes due 2022, excluding premium	$300,000	$238,500	$300,000	$225,000

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we made one business acquisition from January 1, 2014 to June 30, 2015.  We also divested our inland workover barge rig fleet in March 2014. These transactions, as well as market fluctuations, may make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower (“hhp”) increased from 297,000 at December 31, 2013 to 442,000 at June 30, 2015. Our weighted average number of fluid service trucks decreased from 1,015 in the second quarter of 2014 to 1,011 in the second quarter of 2015. Our weighted average number of well servicing rigs remained constant at 421 during the second quarter of 2015 compared to the second quarter of 2014.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2015		2014
Revenues:
Completion and remedial services	$181.8	41%	$301.9	43%
Fluid services	$137.5	30%	$183.1	27%
Well Servicing	$120.2	26%	$182.5	26%
Contract drilling	$15.8	3%	$28.9	4%
Total revenues	$455.3	100%	$696.4	100%

During the fourth quarter of 2014, oil prices declined rapidly to a level near $50 per barrel and has remained at this level throughout 2015. We have seen a significant impact on our customers’ activity and for the rates we are able to charge our customers.  Continued or further declines in oil prices could have a further negative impact on the demand for our services if our customers reduce their exploration plans and programs.

As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas remained competitive during 2015.

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

Segment Overview

Completion and Remedial Services

During the first six months of 2015, our completion and remedial services segment represented approximately 41% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and other services.

Our pumping services typically concentrate on providing mid-sized fracturing services in selected markets. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 442,000 and  351,000 at June 30, 2015 and 2014, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2014, the full year ended December 31, 2014 and the quarters ended June 30, 2015 (dollars in thousands):

		Segment
	Revenues	Profits %
2014:
First Quarter	$137,485	37%
Second Quarter	$164,366	38%
Third Quarter	$193,699	39%
Fourth Quarter	$203,367	38%
Full Year	$698,917	38%
2015:
First Quarter	$112,775	28%
Second Quarter	$69,056	17%

The decrease in completion and remedial services revenue to $69.1 million in the second quarter of 2015 from $112.8 million in the first quarter of 2015 resulted primarily from decreased activity and lower pricing in our pumping and coil tubing services, due to the general decline in completion activity that was driven by a significant decline in commodity pricing.  Segment profits as a percentage of revenue decreased to 17% for the second quarter of 2015 from  28% in the first quarter of 2015, due to decremental margins on the lower revenue base and a $4.5 million credit given to a customer as the result of an audit.

Fluid Services

During the first six months of 2015, our fluid services segment represented approximately 30% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

 The following is an analysis of our fluid services operations for each of the quarters in 2014, the full year ended December 31, 2014, and the quarters ended March 31, 2015 and June 30, 2015 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2014:
First Quarter	1,006	607,200	$92	$26	28%
Second Quarter	1,015	630,900	$89	$25	28%
Third Quarter	1,025	645,800	$91	$26	29%
Fourth Quarter	1,043	661,900	$90	$26	28%
Full Year	1,022	2,545,800	$362	$102	28%
2015:
First Quarter	1,046	595,100	$71	$19	27%
Second Quarter	1,011	573,700	$63	$15	24%

Revenue per fluid service truck decreased to $63,000 in the second quarter of 2015 compared to $71,000 in the first quarter of 2015 primarily due to decreases in pricing,  and disposal utilization. Segment profit percentage decreased to 24% in the second quarter of 2015 down from 27% in the first quarter of 2015, due to decremental margins on the lower revenue base as well as the decreased truck count.

Well Servicing

During the first six months of 2015, our well servicing segment represented approximately 26% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

We typically charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet remained constant at  a weighted average number of 421 rigs.

The following is an analysis of our well servicing operations for each of the quarters in 2014, the full year ended December 31, 2014 and the quarters ended March 31, 2015 and June 30, 2015:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2014:
First Quarter	425	217,400	73%	$417	$106	25%
Second Quarter	421	214,200	71%	$410	$116	28%
Third Quarter	421	217,500	71%	$405	$108	26%
Fourth Quarter	421	204,400	67%	$416	$97	23%
Full Year	422	853,500	71%	$412	$107	25%
2015:
First Quarter	421	163,900	55%	$377	$69	18%
Second Quarter	421	154,700	51%	$351	$61	17%

Rig utilization rate decreased to 51% in the second quarter of 2015 from 55% in the first quarter of 2015.  The lower utilization rate in the second quarter of 2015 resulted from a general decline in capital and operating budgets of oil and gas producers. Our segment profit percentage decreased to 17% for the second quarter of 2015 from 18% in the first quarter of 2015,  due to lower utilization and pricing.

Contract Drilling

During the first six months of 2015, our contract drilling segment represented approximately 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the second quarter of 2015.

The following is an analysis of our contract drilling segment for each of the quarters in 2014, the full year ended December 31, 2014 and the quarters ended March 31, 2015 and June 30, 2015:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2014:
First Quarter	12	821	$16,500	$5,300	32%
Second Quarter	12	942	$16,300	$5,100	32%
Third Quarter	12	968	$16,800	$5,200	31%
Fourth Quarter	12	948	$16,600	$5,400	33%
Full Year	12	3,679	$16,600	$5,300	32%
2015:
First Quarter	12	674	$17,000	$5,900	34%
Second Quarter	12	280	$15,500	$3,000	20%

Revenue per day decreased to  $15,500 in the second quarter of 2015 compared to  $17,000 in the first quarter of 2015. The decrease in drilling revenue per day in the second quarter of 2015 was due to a one time early termination payment of $732,000 of the long term contract of one of our rigs in the first quarter of 2015. Segment profit percentage decreased to 20% in the second quarter of 2015 compared to 34% in the first quarter of 2015, due to decremental margins on a lower revenue base.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended June 30, 2015 compared to the three months ended June 30, 2014. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended June 30, 2015 Compared to Three Months Ended June 30, 2014

Revenues. Revenues decreased by 46% to $193.6 million during the second quarter of 2015 from $359.7 million during the same period in 2014. This decrease was primarily due to decreased demand for our services by our customers due to a steep decline in the price of crude oil and reduced pricing as a result of the competitive market environment.

Completion and remedial services revenues decreased by 58% to $69.1 million during the second quarter of 2015 compared to $164.4 million in the same period in 2014. The decrease in revenue between these periods was primarily due to decreased demand for completion related activities and pricing for our services, particularly in our pumping services line of business. Additionally, we agreed to extend a $4.5 million credit to a customer as the result of an audit. Total hydraulic horsepower increased to 442,000 at June 30, 2015 from 351,000 at June 30, 2014.

Fluid services revenues decreased by 29% to $63.7 million during the second quarter of 2015 compared to $90.3 million in the same period in 2014, due to decreases in trucking hours driven mainly by lower activity levels. Our revenue per fluid service truck decreased 28% to $63,000 in the second quarter of 2015 compared to $89,000 in the same period in 2014 due mainly to decreases in pricing, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 1,011 during the second quarter of 2015 compared to 1,015 in the same period in 2014.

Well servicing revenues decreased by 37% to $56.5 million during the second quarter of 2015 compared to $89.6 million during the same period in 2014. The decrease was driven by a decrease in rig hours, primarily due to declines in utilization and pricing. Our weighted average number of well servicing rigs remained constant at 421 during the second quarter of 2015 and 2014.  Utilization was 51% in the second quarter of 2015, compared to 71% in the comparable quarter of 2014. Revenue per rig hour in the second quarter of 2015 was $351 decreasing from $410 in the comparable quarter of 2014, due to competitive rate pressure.

Contract drilling revenues decreased by 72% to $4.3 million during the second quarter of 2015 compared to $15.4 million in the same period in 2014. The number of rig operating days decreased 70% to  280 in the second quarter of 2015 compared to 942 in the second quarter of 2014. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin and lower utilization of our equipment.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $156.6 million during the second quarter of 2015 from $242.9 million in the same period in 2014, primarily due to decreases in activity and corresponding reductions in employee headcount to adapt to current activity levels.

Direct operating expenses for the completion and remedial services segment decreased by 44% to $57.7 million during the second quarter of 2015 compared to $102.6 million for the same period in 2014 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 17% of revenues during the second quarter of 2015 compared to 38% for the same period in 2014, due to decreased completion-related activity and price competition and a $4.5 million credit given to a customer as the result of an audit.

Direct operating expenses for the fluid services segment decreased by 26% to $48.4 million during the second quarter of 2015 compared to $65.1 million for the same period in 2014, mainly due to decreased activity levels. Segment profits were 24% of revenues during the second quarter of 2015 compared to 28% for the same period in 2014 due to lower levels of activity and lower skim oil sales and disposal activity.

Direct operating expenses for the well servicing segment decreased by 27% to $47.0 million during the second quarter of 2015 compared to $64.7 million for the same period in 2014. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 17% of revenues during the second quarter of 2015 compared to 28% of revenues during the second quarter of 2014.

Direct operating expenses for the contract drilling segment decreased 67% to $3.5 million during the second quarter of 2015 compared to $10.5 million for the same period in 2014, due to decreased activity and fewer rig operating days. Segment profits decreased to 20% of revenues during the second quarter of 2015 from 32% during the second quarter of 2014 due to a significant decline in drilling and completion projects during the second quarter of 2015.

General and Administrative Expenses. General and administrative expenses decreased by 17% to $35.7 million during the second quarter of 2015 from $43.0 million for the same period in 2014, due to cost cutting measures implemented in 2015 including reduced headcount, salary reductions and lower incentive bonus expense. General and administrative expenses included $3.3 million and $3.7 million of stock-based compensation expense during the second quarter of 2015 and 2014, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $60.2 million during the second quarter of 2015 compared to $51.8 million for the same period in 2014.  The increase in depreciation and amortization expense is due to the increase in our fleet through capital expenditures for equipment during 2014.

Interest Expense. Interest expense increased to $16.8 million during the second quarter of 2015 compared to $16.6 million during the second quarter of 2014.

Income Tax Expense. There was income tax benefit of $27.2 million during the second quarter of 2015 compared to an income tax expense of $2.2 million for the same period in 2014. Our effective tax rate during the second quarter of 2015 and 2014 was approximately 36% and 47%, respectively. Our effective tax rates for 2015 and 2014 differ from the federal tax rate due to permanent items and state income taxes. The difference in the rate from 2014 to 2015 is due to the impact of permanent items on a higher pre-tax loss amount.

Results of Operations

The following is a comparison of our results of operations for the six months ended June 30, 2015 compared to the six months ended June 30, 2014. For additional segment-related information and trends, please read “Segment Overview” above.

 Six Months Ended June 30, 2015 Compared to Six Months Ended June 30, 2014

Revenues. Revenues decreased by 35% to $455.3 million during the six months ended June 30, 2015 from $696.4 million during the same period in 2014. This decrease was primarily due to decreased demand for our services by our customers due to a steep decline in the price of crude oil and reduced pricing as a result of the competitive market environment.

Completion and remedial services revenues decreased by 40% to $181.8 million during the six months ended June 30, 2015 compared to $301.9 million in the same period in 2014. The decrease in revenue between these periods was primarily due to decreased demand for completion related activities and pricing for our services, particularly in our pumping and coil tubing services lines of business. Additionally, we agreed to extend a $4.5 million credit to a customer as the result of an audit. Total hydraulic horsepower increased to 442,000 at June 30, 2015 from 351,000 at June 30, 2014.

Fluid services revenues decreased by 25% to $137.5 million during the six months ended June 30, 2015 compared to $183.1 million in the same period in 2014, due to decreases in trucking hours driven mainly by lower activity levels. Our revenue per fluid service truck decreased 26% to $134,000 in the six months ended June 30, 2015 compared to $181,000 in the same period in 2014 due mainly to decreases in disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks increased to 1,029 during the six months ended June 30, 2015 compared to 1,011 in the same period in 2014.

Well servicing revenues decreased by 34% to $120.2 million during the six months ended June 30, 2015 compared to $182.5 million during the same period in 2014. The decrease was driven by a decrease in rig hours, primarily due to declines in utilization and pricing and the divesture of the barge rigs in the six months ended June 30, 2014. Our weighted average number of well servicing rigs decreased to 421 during the six months ended June 30, 2015 from 423 during the same period in 2014.  Utilization was 53% in the six months ended June 30, 2015, compared to 72% in the comparable quarter of 2014. Revenue per rig hour in the six months ended June 30, 2015 was $364 decreasing from $414 in the comparable period of 2014 due to competitive pricing pressure.

Contract drilling revenues decreased by 45% to $15.8 million during the six months ended June 30, 2015 compared to $28.9 million in the same period in 2014. The number of rig operating days decreased 46% to 954 in the six months ended June 30, 2015 compared to 1,763 in the six months ended June 30, 2014. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin and lower utilization of our equipment.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $351.9 million during the six months ended June 30, 2015 from $475.1 million in the same period in 2014, primarily due to decreases in activity and corresponding reductions in employee headcount to adapt to current activity levels.

Direct operating expenses for the completion and remedial services segment decreased by 27% to $138.9 million during the six months ended June 30, 2015 compared to $189.1 million for the same period in 2014 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 24% of revenues during the six months ended June 30, 2015 compared to 37% for the same period in 2014, due to decreased completion-related activity and price competition and a $4.5 million credit given to a customer as the result of an audit.

Direct operating expenses for the fluid services segment decreased by 23% to $102.5 million during the six months ended June 30, 2015 compared to $131.8 million for the same period in 2014, mainly due to decreased activity levels. Segment profits were 25% of revenues during the six months ended June 30, 2015 compared to 28% for the same period in 2014 due to lower levels of activity and lower skim oil sales and disposal activity.

Direct operating expenses for the well servicing segment decreased by 26% to $99.4 million during the six months ended June 30, 2015 compared to $134.5 million for the same period in 2014. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 17% of revenues during the six months ended June 30, 2015 compared to 26% of revenues during the six months ended June 30, 2014 due to decremental margins on lower revenues and expenses associated with downhole issues.

Direct operating expenses for the contract drilling segment decreased 44% to $11.0 million during the six months ended June 30, 2015 compared to $19.7 million for the same period in 2014, due to decreased activity and fewer rig operating days. Segment profits decreased to 30% of revenues during the six months ended June 30, 2015 from 32% during the six months ended June 30, 2014 due to lower repairs and maintenance expense.

General and Administrative Expenses. General and administrative expenses decreased by 10% to $74.9 million during the six months ended June 30, 2015 from $82.5 million for the same period in 2014, due to cost cutting measures implemented in the six months ended June 30, 2015, including headcount reductions, salary reductions and lower incentive bonus expense. General and administrative expenses included $7.2 million and $7.1 million of stock-based compensation expense during the six months ended June 30, 2015 and 2014, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $121.2 million during the six months ended June 30, 2015 compared to $103.5 million for the same period in 2014.  The increase in depreciation and amortization expense is due to the increase in our fleet through capital expenditures for equipment during the first six months of 2014.

Interest Expense. Interest expense increased to $33.7 million during the six months ended June 30, 2015 compared to $33.4  million during the six months ended June 30, 2014.

Income Tax Expense. There was income tax benefit of $45.0 million during the six months ended June 30, 2015 compared to an income tax expense of $1.6 million for the same period in 2014. Our effective tax rate during the six months ended June 30, 2015 and 2014 was approximately 36% and 75%, respectively. Our effective tax rates for 2015 and 2014 differ from the federal tax rate due to permanent items and state income taxes. The difference in the rate from 2014 to 2015 is due to the impact of permanent items on a higher pre-tax loss amount.

Liquidity and Capital Resources

As of June 30, 2015, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $250.0 million revolving credit facility. As of June 30, 2015, we had unrestricted cash and cash equivalents of $91.8 million compared to $79.9 million as of December 31, 2014. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

On April 21, 2015, we entered into Amendment No. 2 to the Credit Agreement  (that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Credit Agreement based on availability under a borrowing base comprised of our eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Credit Agreement is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If that circumstance exists, we will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

We had no borrowings and $48.5 million of letters of credit outstanding under our $250.0 million Amended and Restated Credit Agreement, dated as of November 26, 2014 (as subsequently amended, the “Credit Agreement”) as of June 30, 2015, giving us $116.0 million of available borrowing capacity.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $88.1 million for the six months ended June 30, 2015 compared to cash provided by operating activities of $94.0 million during the same period in 2014. Operating cash flow in the first six months of 2015 was lower mainly due to a net loss, offset by increases in working capital.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first six months of 2015 were $34.8 million compared to $107.4 million in the same period of 2014. We added $9.3 million of additional assets through our capital lease program during the first six months of 2015 compared to $13.8 million of additional assets in the same period in 2014.

In 2015, we currently have planned capital expenditures of approximately $73 million, including capital leases of $20 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

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

Other Debt

For the six months ended June 30, 2015, we had total capital lease additions of approximately $9.3 million.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of June 30, 2015,  we had approximately $99.3 million of net operating loss carryforwards.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2015, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended June 30, 2015:

Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares reacquired	Per Share	Program (1)	the Program (1)
April 1 — April 30 (2)	8,664	$8.11	—	$
May 1 — May 31 (2)	—	$—	—	$
June 1 — June 30 (2)	—	$—	—	$
Total	8,664	$8.11	—	$10,502

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

4.6*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)
10.1*	Amendment No. 2 to Amended and Restated Credit Agreement (Included as Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 23, 2015)
10.2*	Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan (Included as Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 27, 2015)
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*Incorporated by reference

#Filed with this report

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ T. M. “Roe” Patterson
Name:	T. M. “Roe” Patterson
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
Name:	John Cody Bissett
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: August 3,  2015

Exhibit Index

Exhibit
No.	Description

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

4.6*	Form of 7.75% Senior Note due 2022. (Included as Exhibit A to Exhibit 4.1 of the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693), filed on October 26, 2012)
10.1*	Amendment No. 2 to Amended and Restated Credit Agreement (Included as Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 23, 2015)
10.2*	Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan (Included as Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 27, 2015)
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1#	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2#	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*Incorporated by reference

#Filed with this report