Form 10-Q
period 2015-09-30
BASIC ENERGY SERVICES INC
filed 2015-10-26
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

42,612,129 shares of the registrant’s Common Stock were outstanding as of October 23,  2015.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	September 30,	December 31,
	2015	2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$55,972	$79,915
Trade accounts receivable, net of allowance of $2,293 and $2,032, respectively	124,691	247,069
Accounts receivable - related parties	44	161
Income tax receivable	2,317	3,121
Inventories	39,132	44,557
Prepaid expenses	16,606	15,779
Other current assets	8,688	9,934
Deferred tax assets	14,366	14,664
Total current assets	261,816	415,200
Property and equipment, net	895,659	1,007,969
Deferred debt costs, net of amortization	13,804	15,350
Goodwill	—	78,011
Other intangible assets, net of amortization	69,051	71,173
Other assets	10,009	9,474
Total assets	$1,250,339	$1,597,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$46,931	$50,618
Accrued expenses	66,912	90,810
Current portion of long-term debt	46,951	48,575
Other current liabilities	7,828	6,135
Total current liabilities	168,622	196,138
Long-term debt, net of unamortized premium on notes of $1,024 and $1,217, respectively	842,311	882,572
Deferred tax liabilities	49,019	147,621
Other long-term liabilities	30,722	28,193
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2015 and December 31, 2014	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,613,240 shares outstanding at September 30, 2015; 43,500,032 shares issued and 42,241,719 shares outstanding at December 31, 2014	435	435
Additional paid-in capital	371,756	369,920
Retained deficit	(201,628)	(15,067)
Treasury stock, at cost, 886,792 and 1,258,313 shares at September 30, 2015 and December 31, 2014, respectively	(10,898)	(12,635)
Total stockholders' equity	159,665	342,653
Total liabilities and stockholders' equity	$1,250,339	$1,597,177

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014

	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$67,240	$193,699	$249,070	$495,550
Fluid services	62,631	92,852	200,138	276,001
Well servicing	55,533	91,119	175,701	273,660
Contract drilling	3,843	16,285	19,655	45,162
Total revenues	189,247	393,955	644,564	1,090,373
Expenses:
Completion and remedial services	56,165	119,138	195,086	308,235
Fluid services	47,706	66,121	150,218	197,958
Well servicing	47,877	67,636	147,314	202,144
Contract drilling	3,182	11,225	14,197	30,900
General and administrative, including stock-based compensation of $3,298 and $3,811 in three months ended September 30, 2015 and 2014, and $10,537 and $10,932 in the nine months ended September 30, 2015 and 2014, respectively	35,984	41,516	110,861	124,028
Depreciation and amortization	60,328	54,485	181,488	157,975
Goodwill impairment	81,877	—	81,877	—
Loss on disposal of assets	1,128	979	1,119	1,216
Total expenses	334,247	361,100	882,160	1,022,456
Operating income (loss)	(145,000)	32,855	(237,596)	67,917
Other income (expense):
Interest expense	(17,242)	(16,828)	(50,945)	(50,253)
Interest income	7	11	17	37
Other income	114	139	449	612
Income (loss) before income taxes	(162,121)	16,177	(288,075)	18,313
Income tax benefit (expense)	56,479	(6,246)	101,514	(7,846)
Net income (loss)	$(105,642)	$9,931	$(186,561)	$10,467
Earnings (loss) per share of common stock:
Basic	$(2.63)	$0.24	$(4.61)	$0.25
Diluted	$(2.63)	$0.24	$(4.61)	$0.25

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2014	43,500,032	$435	$369,920	$(12,635)	$(15,067)	$342,653
Issuances of restricted stock	—	—	(3,779)	3,779	—	—
Amortization of share-based compensation	—	—	10,537	—	—	10,537
Purchase of treasury stock	—	—	—	(4,626)	—	(4,626)
Exercise of stock options	—	—	(4,922)	2,584	—	(2,338)
Net loss	—	—	—	—	(186,561)	(186,561)
Balance - September 30, 2015 (unaudited)	43,500,032	$435	$371,756	$(10,898)	$(201,628)	$159,665

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Nine Months Ended September 30,
	2015	2014

Cash flows from operating activities:
Net income (loss)	$(186,561)	$10,467
Adjustments to reconcile net income (loss) to net cash
provided by operating activities:
Depreciation and amortization	181,488	157,975
Goodwill impairment	81,877	—
Accretion on asset retirement obligation	99	98
Change in allowance for doubtful accounts	261	(1,449)
Amortization of deferred financing costs	2,831	2,411
Amortization of premium on notes	(194)	(179)
Non-cash compensation	10,537	10,932
Loss on disposal of assets	1,119	1,216
Deferred income taxes	(101,366)	6,038
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	122,234	(56,525)
Inventories	5,658	(8,840)
Income tax receivable	804	3,080
Prepaid expenses and other current assets	(1,729)	(16,354)
Other assets	(535)	(565)
Accounts payable	(3,687)	10,670
Other liabilities	4,133	11,524
Accrued expenses	(23,898)	1,285
Net cash provided by operating activities	93,071	131,784
Cash flows from investing activities:
Purchase of property and equipment	(47,288)	(184,925)
Proceeds from sale of assets	7,558	36,350
Payments for other long-term assets	—	(879)
Payments for businesses, net of cash acquired	(16,730)	(16,090)
Net cash used in investing activities	(56,460)	(165,544)
Cash flows from financing activities:
Payments of debt	(55,367)	(34,225)
Proceeds from debt	—	16,000
Purchase of treasury stock	(4,626)	(6,315)
Tax withholding from exercise of stock options	(3)	(362)
Exercise of employee stock options	727	4,646
Deferred loan costs and other financing activities	(1,285)	(66)
Net cash used in financing activities	(60,554)	(20,322)
Net decrease in cash and equivalents	(23,943)	(54,082)
Cash and cash equivalents - beginning of period	79,915	111,532
Cash and cash equivalents - end of period	$55,972	$57,450

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

September 30, 2015 (unaudited)

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

2. Acquisitions

In 2014 and during the first nine months of 2015, Basic acquired substantially all of the assets of the following business, which was accounted for using the purchase method of accounting. The following table summarizes the values for the acquisition at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Pioneer Fishing & Rental Services, LLC	September 17, 2014	$16,090
Total 2014		$16,090

Harbor Resources, LLC	July 17, 2015	$4,500
Aerion Rental, LLC	July 24, 2015	$1,997
Grey Rock Pressure Pumping, LLC	August 31, 2015	$10,233
Total 2015		$16,730

The operations of the acquisitions listed above are included in Basic’s consolidated statement of operations as of the each respective closing date. The pro forma effect of the acquisition completed in the first nine months of 2015 is not material, either individually or when aggregated, to the reported results of operations. The provisional value used with respect to Harbor Resources, LLC, Aerion Rental, LLC and Grey Rock Pressure Pumping, LLC will be finalized once the valuation of the tangible and intangible assets is complete.

3. Goodwill and Other Intangible Assets

Additions to goodwill during the nine months ended September 30, 2015 were primarily due to adjustments to the preliminary purchase price allocation for acquisitions completed in prior year.

    The Company performed a quarterly assessment of goodwill as of September 30, 2015. For step one of the impairment testing, the Company tested its reporting units for goodwill impairment. The Company’s well servicing, fluid services and contract drilling reporting units do not carry any goodwill, and were not subject to the test.

    To estimate the fair value of the reporting units, we primarily used level 1 and level 3 inputs from the fair value hierarchy, which included a weighting of the discounted cash flow method and the public company guideline method (level 3 inputs) of determining fair value of a business unit. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to market capitalization (level 1 inputs) was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with our capitalization. The measurement date for our common stock price and market capitalization was the closing price on September 30, 2015.

Based on the results of step one of the impairment test, impairment was indicated in the completion and remedial reporting unit. As such, the Company was required to perform step two assessment on the potentially impaired reporting unit. Step two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective reporting unit. This assessment indicated that goodwill of $81.9 million was considered impaired as of September 30, 2015. This non-cash charge eliminated all of the Company’s existing goodwill as of September 30, 2015. The changes in carrying amount of goodwill for the nine months ended September 30, 2015 were as follows (in thousands):

Completion
And Remedial
Services
Balance as of December 31, 2014	$78,011
Goodwill adjustments	3,866
Goodwill impairment	(81,877)
Balance as of September 30, 2015	$—

Basic’s intangible assets were as follows (in thousands):

	September 30, 2015	December 31, 2014
Customer relationships	$92,712	$88,576
Non-compete agreements	13,571	13,223
Trade names	1,939	1,939
Other intangible assets	2,097	2,097
	110,319	105,835
Less accumulated amortization	41,268	34,662
Intangible assets subject to amortization, net	$69,051	$71,173

Amortization expense for the three months ended September 30, 2015 and 2014 was approximately $2.2 million and $2.1 million, respectively. Amortization expense for the nine months ended September 30, 2015 and 2014 was approximately $6.7 million and $6.4 million, respectively.

Intangible assets, net of accumulated amortization allocated to reporting units as of September 30, 2015 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Intangible assets subject to amortization, net	$51,280	$6,019	$8,722	$3,030	$69,051

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and other intangible assets and trade names are amortized over a 15-year life.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Land	$19,551	$19,071
Buildings and improvements	72,813	69,629
Well service units and equipment	492,937	483,644
Fluid services equipment	269,660	277,902
Brine and fresh water stations	13,735	14,175
Frac equipment/test tanks	364,776	355,912
Pumping equipment	346,513	343,379
Construction equipment	14,983	15,764
Contract drilling equipment	112,258	110,510
Disposal facilities	166,800	157,519
Light vehicles	68,390	70,414
Rental equipment	93,629	102,471
Aircraft	—	857
Software	21,881	21,416
Other	16,623	16,324
	2,074,549	2,058,987
Less accumulated depreciation and amortization	1,178,890	1,051,018
Property and equipment, net	$895,659	$1,007,969

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Light vehicles	$38,336	$47,853
Contract drilling equipment	6,493	6,142
Well service units and equipment	753	883
Fluid services equipment	137,759	143,014
Pumping equipment	37,426	42,264
Construction equipment	287	730
Software	—	17,120
Other	—	71
	221,054	258,077
Less accumulated amortization	85,506	100,896
	$135,548	$157,181

Amortization of assets held under capital leases of approximately $10.2 million and $9.5 million for the three months ended September 30, 2015 and 2014, respectively and $31.4 million and $26.8 million for the nine months ended September 30, 2015 and 2014, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt and Interest Expense

Long-term debt consisted of the following (in thousands):

	September 30, 2015	December 31, 2014
Credit Facilities:
Revolver	$—	$16,000
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	1,024	1,217
Capital leases and other notes	113,238	138,930
	889,262	931,147
Less current portion	46,951	48,575
	$842,311	$882,572

On April 21, 2015, Basic entered into an amendment to its existing $300 million Amended and Restated Credit Agreement (as so amended, the “Credit Agreement”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders, that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Credit Agreement based on availability under a borrowing base comprised of eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment of Basic; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Credit Agreement is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If availibilty is less than these amounts, Basic will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

As of September 30, 2015, Basic had no borrowings and $50.3 million of letters of credit outstanding under its Credit Agreement,  giving Basic $111.0 million of available borrowing capacity based on its borrowing base determined as of such date.

Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2015	2014
Cash payments for interest	$49,628	$49,689
Commitment and other fees paid	1,818	1,719
Amortization of debt issuance costs and discount or premium on notes	2,637	2,232
Change in accrued interest	(3,076)	(3,413)
Other	(62)	26
	$50,945	$50,253

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

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, automobile liability and medical coverage of $2.5 million, $1.0 million, $1.0 million, and $400,000, respectively. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.

At September 30, 2015 and December 31, 2014, self-insured risk accruals totaled approximately $32.2 million and $33.4 million, respectively.

During the second quarter of 2015, Basic accrued $4.5 million related to a customer audit. This amount will be settled throughout the remainder of 2015 and 2016.

7. Stockholders’ Equity

Common Stock

In March 2015, Basic granted various employees 888,104 restricted shares of common stock that vest over a three-year period.

During the nine months ended September 30, 2015, Basic issued 103,750 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

During the first nine months of 2015, Basic repurchased 513,600 shares for a total price of approximately $3.4 million (an average of approximately $6.67 per share), inclusive of commissions and fees. As of September 30, 2015, Basic may purchase up to an additional $10.5 million of Basic’s shares of common stock under the repurchase program.

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 216,870 shares through net share settlements during the first nine months of 2015 and 253,056 shares through net share settlements during the first nine months of 2014.

8. Incentive Plan

During the three months ended September 30, 2015 and 2014, compensation expense related to share-based arrangements was approximately $3.3 million and $3.8 million, respectively. For compensation expense recognized during the three months ended September 30, 2015 and 2014, Basic recognized a tax benefit of approximately $1.2 million and $1.5 million, respectively. During the nine months ended September 30, 2015 and 2014, compensation expense related to share-based arrangements was approximately $10.5 million and $10.9 million, respectively. For compensation expense recognized during the nine months ended September 30, 2015 and 2014, Basic recognized a tax benefit of approximately $3.8 million and $4.7 million, respectively.

 As of September 30, 2015, there was approximately $18.9 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of share-based awards vested during the nine months ended September 30, 2015 and 2014 was approximately $5.2 million and $20.5 million, respectively. During the  nine months ended September 30, 2015 and 2014, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, there would have been  $11,000 excess tax benefit at September 30, 2015 and there would have been an excess tax benefit of approximately $4.5 million at September 30, 2014.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at September 30, 2015 and the changes during the nine months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	280,000	$19.05
Options granted	—	—
Options forfeited	—	—
Options exercised	(103,750)	6.98
Options expired	(1,250)	6.98
Outstanding, end of period	175,000	$26.29	0.58	$—
Exercisable, end of period	175,000	$26.29	0.58	$—
Vested or expected to vest, end of period	175,000	$26.29	0.58	$—

The total intrinsic value of share options exercised during the nine months ended September 30, 2015 and 2014 was approximately $37,000 and $2.2 million, respectively.

Cash received from share option exercises under the Plan was approximately $724,000 and $4.3 million for the nine months ended September 30, 2015 and 2014, respectively. During the nine months ended September 30, 2015 and 2014, there was no excess tax benefit due to the NOL. If there was no NOL, there would have been no excess tax benefit at September 30, 2015 and there would have been an excess tax benefit of approximately $534,000 at September 30, 2014.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

 A summary of the status of Basic’s non-vested share grants at September 30, 2015 and changes during the nine months ended September 30, 2015 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	2,193,671	$19.56
Granted during period	724,501	1.82
Vested during period	(886,865)	16.75
Forfeited during period	(12,778)	21.95
Nonvested at end of period	2,018,529	$14.41

Phantom Stock Awards

On March 18,  2015, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the one-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2014 and ending on the last NYSE trading day of 2015). The number of phantom shares to be issued will range from 0% to 150% of the 704,089 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-third increments on March 15, 2016, 2017 and 2018 (subject to accelerated vesting in certain circumstances). As of September 30, 2015, Basic estimated that 100% of the target number of performance-based awards will be earned.  The Compensation Committee also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 654,500. These grants remain subject to vesting over a three-year period, with the first portion vesting March 15, 2016.

9. Related Party Transactions

Basic had receivables from employees of approximately $44,000 and $161,000 as of September 30, 2015 and December 31, 2014, respectively.

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

10. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted earnings (loss) per share (in thousands, except share data):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014

	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net income (loss)	$(105,642)	$9,931	$(186,561)	$10,467
Denominator:
Denominator for basic earnings (loss) per share	40,168,406	41,477,139	40,458,557	41,103,660
Stock options	—	83,790	—	109,914
Unvested restricted stock	—	651,984	—	540,780
Denominator for diluted earnings (loss) per share	40,168,406	42,212,913	40,458,557	41,754,354
Basic earnings (loss) per common share:	$(2.63)	$0.24	$(4.61)	$0.25
Diluted earnings (loss) per common share:	$(2.63)	$0.24	$(4.61)	$0.25

Stock options and unvested restricted stock shares of approximately 395,938 and 634,541 were excluded in the computation of diluted earnings (loss) per share for the three and nine months ended September 30, 2015, respectively, as the effect would have been anti-dilutive.

11. Business Segment Information

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial		Well	Contract	Corporate and
	Services	Fluid Services	Servicing	Drilling	Other	Total
Three Months Ended September 30, 2015 (Unaudited)
Operating revenues	$67,240	$62,631	$55,533	$3,843	$—	$189,247
Direct operating costs	(56,165)	(47,706)	(47,877)	(3,182)	—	(154,930)
Segment profits	$11,075	$14,925	$7,656	$661	$—	$34,317
Depreciation and amortization	$21,163	$17,638	$15,061	$3,536	$2,930	$60,328
Capital expenditures (excluding acquisitions)	$4,574	$6,851	$3,421	$1,353	$684	$16,883
Three Months Ended September 30, 2014 (Unaudited)
Operating revenues	$193,699	$92,852	$91,119	$16,285	$—	$393,955
Direct operating costs	(119,138)	(66,121)	(67,636)	(11,225)	—	(264,120)
Segment profits	$74,561	$26,731	$23,483	$5,060	$—	$129,835
Depreciation and amortization	$17,530	$16,709	$14,263	$3,332	$2,651	$54,485
Capital expenditures (excluding acquisitions)	$62,579	$25,010	$14,614	$2,033	$(506)	$103,730
Nine Months Ended September 30, 2015 (Unaudited)
Operating revenues	$249,070	$200,138	$175,701	$19,655	$—	$644,564
Direct operating costs	(195,086)	(150,218)	(147,314)	(14,197)	—	(506,815)
Segment profits	$53,984	$49,920	$28,387	$5,458	$—	$137,749
Depreciation and amortization	$63,518	$52,989	$45,582	$10,601	$8,798	$181,488
Capital expenditures (excluding acquisitions)	$21,020	$15,786	$16,665	$2,463	$5,030	$60,964
Identifiable assets	$388,286	$268,060	$247,834	$54,711	$291,448	$1,250,339
Nine Months Ended September 30, 2014 (Unaudited)
Operating revenues	$495,550	$276,001	$273,660	$45,162	$—	$1,090,373
Direct operating costs	(308,235)	(197,958)	(202,144)	(30,900)	—	(739,237)
Segment profits	$187,315	$78,043	$71,516	$14,262	$—	$351,136
Depreciation and amortization	$50,827	$48,445	$41,355	$9,661	$7,687	$157,975
Capital expenditures (excluding acquisitions)	$131,962	$46,050	$37,876	$5,641	$3,345	$224,874
Identifiable assets	$515,145	$316,152	$274,831	$58,872	$440,849	$1,605,849

The following table reconciles the segment profits reported above to the operating income (loss) as reported in the consolidated statements of operations (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2015	2014	2015	2014
Segment profits	$34,317	$129,835	$137,749	$351,136
General and administrative expenses	(35,984)	(41,516)	(110,861)	(124,028)
Depreciation and amortization	(60,328)	(54,485)	(181,488)	(157,975)
Loss on disposal of assets	(1,128)	(979)	(1,119)	(1,216)
Goodwill impairment	(81,877)	—	(81,877)	—
Operating income (loss)	$(145,000)	$32,855	$(237,596)	$67,917

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2015	2014

	(In thousands)
Capital leases issued for equipment	$13,676	$39,948
Asset retirement obligation additions	$—	$60

Basic paid no income taxes during the nine months ended September 30, 2015 and 2014, respectively. Basic paid interest of approximately $49.6 million and $49.7 million during the nine months ended September 30, 2015 and 2014, respectively.

13. Fair Value Measurements

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2015 and December 31, 2014. The fair value of our long-term notes is based upon the quoted market prices at September 30, 2015 and December 31, 2014 and is as follows:

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value

	(In thousands)
7.75% Senior Notes due 2019, excluding premium	$475,000	$237,500	$475,000	$372,875
7.75% Senior Notes due 2022, excluding premium	$300,000	$146,250	$300,000	$225,000

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

In July 2015 the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11,  changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date”, that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers”. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In September 2015 the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustment”. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement –period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we made four business acquisitions from January 1, 2014 to September 30, 2015. We also divested our inland workover barge rig fleet in March 2014. These transactions, as well as market fluctuations, may make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower (“hhp”) increased from 297,000 at December 31, 2013 to 444,000 at September 30, 2015. Our weighted average number of fluid service trucks decreased from 1,025 in the third quarter of 2014 to 1,012 in the third quarter of 2015. Our weighted average number of well servicing rigs remained constant at 421 during the third quarter of 2015 compared to the third quarter of 2014.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2015		2014
Revenues:
Completion and remedial services	$249.1	39%	$495.6	46%
Fluid services	$200.1	31%	$276.0	25%
Well Servicing	$175.7	27%	$273.7	25%
Contract drilling	$19.7	3%	$45.2	4%
Total revenues	$644.6	100%	$1,090.4	100%

During the fourth quarter of 2014, oil prices declined rapidly to a level near $50 per barrel (WTI Cushing) and remained at that level during the first half of 2015.  During the third quarter of 2015, oil prices declined further to a level below $40 per barrel (WTI Cushing) and remained below $50 per barrel during the third quarter. As a result, we have seen a significant impact on our customers’ activity and for the rates we are able to charge our customers.  The third-quarter 2015 declines in oil prices have resulted in further reductions of customer capital expenditures, including maintenance and workover activities. Continued or further declines in oil prices could have a further negative impact on demand for our services if our customers further reduce their exploration, maintenance and workover plans and programs.

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

During the first nine months of 2015, we made three business acquisitions for a total acquisition price of $16.7 million. None of these transactions are considered individually material to our financial statements.

Segment Overview

Completion and Remedial Services

During the first nine months of 2015, our completion and remedial services segment represented approximately 39% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and other services.

Our pumping services typically concentrate on providing mid-sized fracturing services in selected markets. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 444,000 and 413,000 at September 30, 2015 and 2014, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2014, the full year ended December 31, 2014 and the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 (dollars in thousands):

		Segment
	Revenues	Profits %
2014:
First Quarter	$137,485	37%
Second Quarter	$164,366	38%
Third Quarter	$193,699	39%
Fourth Quarter	$203,367	38%
Full Year	$698,917	38%
2015:
First Quarter	$112,775	28%
Second Quarter	$69,055	17%
Third Quarter	$67,240	16%

The decrease in completion and remedial services revenue to $67.2 million in the third quarter of 2015 from $69.1 million in the second quarter of 2015 resulted primarily from decreased activity and lower pricing in our pumping and coil tubing services, due to the general decline in completion activity.  Segment profits as a percentage of revenue decreased to 16% in the third quarter of 2015 from  17% in second quarter of 2015.

Fluid Services

During the first nine months of 2015, our fluid services segment represented approximately 31% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

 The following is an analysis of our fluid services operations for each of the quarters in 2014, the full year ended December 31, 2014, and the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2014:
First Quarter	1,006	607,200	$92	$26	28%
Second Quarter	1,015	630,900	$89	$25	28%
Third Quarter	1,025	645,800	$91	$26	29%
Fourth Quarter	1,043	661,900	$90	$26	28%
Full Year	1,022	2,545,800	$362	$102	28%
2015:
First Quarter	1,046	595,100	$71	$19	27%
Second Quarter	1,011	573,700	$63	$15	24%
Third Quarter	1,012	565,400	$62	$15	24%

Revenue per fluid service truck decreased to $62,000 in the third quarter of 2015 compared to $63,000 in the second quarter of 2015 primarily due to decreases in customer pricing. Segment profit percentage remained constant at  24% in the second and third quarters of 2015 due to a relatively consistent utilization and pricing.

Well Servicing

During the first nine months of 2015, our well servicing segment represented approximately 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

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

The following is an analysis of our well servicing operations for each of the quarters in 2014, the full year ended December 31, 2014 and the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2014:
First Quarter	425	217,400	73%	$417	$106	25%
Second Quarter	421	214,200	71%	$410	$116	28%
Third Quarter	421	217,500	71%	$405	$108	26%
Fourth Quarter	421	204,400	67%	$416	$97	23%
Full Year	422	853,500	71%	$412	$107	25%
2015:
First Quarter	421	163,900	55%	$377	$69	18%
Second Quarter	421	154,700	51%	$351	$61	17%
Third Quarter	421	154,100	50%	$334	$50	14%

Rig utilization was 50% in the third quarter of 2015, down slightly from 51% in the second quarter of 2015.  The lower utilization rate in the second and third quarter of 2015 resulted from a general decline in our customers’ capital and operating budgets. Our segment profit percentage decreased to 14% for the third quarter of 2015 from 17% in the second quarter of 2015, primarily due to lower rates charged to customers in order to maintain utilization of our equipment and a higher mix of manufacturing revenues during the third quarter of 2015.

Contract Drilling

During the first nine months of 2015, our contract drilling segment represented approximately 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the third quarter of 2015.

The following is an analysis of our contract drilling segment for each of the quarters in 2014, the full year ended December 31, 2014 and the quarters ended March 31, 2015, June 30, 2015 and September 30, 2015:

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2014:
First Quarter	12	821	$16,500	$5,300	32%
Second Quarter	12	942	$16,300	$5,100	32%
Third Quarter	12	968	$16,800	$5,200	31%
Fourth Quarter	12	948	$16,600	$5,400	33%
Full Year	12	3,679	$16,600	$5,300	32%
2015:
First Quarter	12	674	$17,000	$5,900	34%
Second Quarter	12	280	$15,500	$3,000	20%
Third Quarter	12	252	$15,300	$2,600	17%

Revenue per day decreased to  $15,300 in the third quarter of 2015 compared to  $15,500 in the second quarter of 2015. The decrease in drilling revenue per day in the third quarter of 2015 was due to a  decrease in rig utilization and lower pricing. Segment profit percentage decreased to 17% in the third quarter of 2015 compared to 20% in the second quarter of 2015 due to the impact of decremental margins on a lower revenue base.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended September 30, 2015 compared to the three months ended September 30, 2014. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended September 30, 2015 Compared to Three Months Ended September 30, 2014

Revenues. Revenues decreased by 52% to $189.2 million during the third quarter of 2015 from $394.0 million during the same period in 2014. This decrease was primarily due to decreased demand for our services by our customers due to a steep decline in the price of crude oil and reduced pricing as a result of the competitive market environment.

Completion and remedial services revenues decreased by 65% to $67.2 million during the third quarter of 2015 compared to $193.7 million in the same period in 2014. The decrease in revenue between these periods was primarily due to decreased demand for completion related activities and pricing for our services, particularly in our pumping services line of business. Total hydraulic horsepower increased to 444,000 at September 30, 2015 from 413,000 at September 30, 2014.

Fluid services revenues decreased by 33% to $62.6 million during the third quarter of 2015 compared to $92.9 million in the same period in 2014, due to decreases in trucking hours and lower pricing for our services. Our revenue per fluid service truck decreased 32% to $62,000 in the third quarter of 2015 compared to $91,000 in the same period in 2014 due mainly to decreases in pricing, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 1,012 during the third quarter of 2015 compared to 1,025 in the same period in 2014.

Well servicing revenues decreased by 39% to $55.5 million during the third quarter of 2015 compared to $91.1 million during the same period in 2014. The decrease was driven by a decrease in utilization of our equipment, primarily due to declines in customer demand and pricing. Our weighted average number of well servicing rigs remained constant at 421 during the third quarter of 2015 and 2014.  Utilization was 50% in the third quarter of 2015, compared to 71% in the comparable quarter of 2014. Revenue per rig hour in the third quarter of 2015 was $334, decreasing from $405 in the comparable quarter of 2014, due to competitive rate pressure.

Contract drilling revenues decreased by 76% to $3.8 million during the third quarter of 2015 compared to $16.3 million in the same period in 2014. The number of rig operating days decreased 74% to  252 in the third quarter of 2015 compared to 968 in the third quarter of 2014. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $154.9 million during the third quarter of 2015 from $264.1 million in the same period in 2014, primarily due to decreases in activity and corresponding reductions in employee headcount and wages to adapt to current activity levels.

Direct operating expenses for the completion and remedial services segment decreased by 53% to $56.2 million during the third quarter of 2015 compared to $119.1 million for the same period in 2014 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 16% of revenues during the third quarter of 2015 compared to 39% for the same period in 2014, due to decremental margin impact of lower activity and increased price competition.

Direct operating expenses for the fluid services segment decreased by 28% to $47.7 million during the third quarter of 2015 compared to $66.1 million for the same period in 2014, mainly due to decreased activity levels. Segment profits were 24% of revenues during the third quarter of 2015 compared to 29% for the same period in 2014 due to the decline in trucking hours and lower skim oil sales and disposal activity.

Direct operating expenses for the well servicing segment decreased by 29% to $47.9 million during the third quarter of 2015 compared to $67.6 million for the same period in 2014. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 14% of revenues during the third quarter of 2015 compared to 26% of revenues during the third quarter of 2014 due to the impact of decremental margins on a lower revenue base and increased pricing competition.

Direct operating expenses for the contract drilling segment decreased 72% to $3.2 million during the third quarter of 2015 compared to $11.2 million for the same period in 2014, due to decreased activity and fewer rig operating days. Segment profits decreased to 17% of revenues during the third quarter of 2015 from 31% during the third quarter of 2014 due to a significant decline in drilling projects during the third quarter of 2015.

General and Administrative Expenses. General and administrative expenses decreased by 13% to $36.0 million during the third quarter of 2015 from $41.5 million for the same period in 2014, due to cost cutting measures implemented in 2015 including reduced headcount, salary reductions and lower incentive bonus expense. General and administrative expenses included $3.3 million and $3.8 million of stock-based compensation expense during the third quarters of 2015 and 2014, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $60.3 million during the third quarter of 2015 compared to $54.5 million for the same period in 2014.  The increase in depreciation and amortization expense is due to the increase in our fleet through capital expenditures for equipment during the latter part of 2014.

Goodwill Impairment.    In the third quarter of 2015, as a result of the continued market downturn and further reduction of service activity we recorded a non-cash charge totaling $81.9 million for impairment of all of the goodwill associated with our completion and remedial services segment.

Interest Expense. Interest expense increased to $17.2 million during the third quarter of 2015 compared to $16.8 million during the third quarter of 2014.

Income Tax Expense. There was income tax benefit of $56.5 million during the third quarter of 2015 compared to an income tax expense of $6.2 million for the same period in 2014. Our effective tax rate during the third quarter of 2015 and 2014 was approximately 35% and 39%, respectively.  Our effective tax rates for 2015 and 2014 differ from the federal tax rate due to permanent items and state income taxes. The difference in the rate from 2014 to 2015 is due to the impact of permanent items on a higher pre-tax loss amount.

 Nine Months Ended September 30, 2015 Compared to Nine Months Ended September 30, 2014

The following is a comparison of our results of operations for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. For additional segment-related information and trends, please read “Segment Overview” above.

Revenues. Revenues decreased by 41% to $644.6 million during the nine months ended September 30, 2015 from $1.1 billion during the same period in 2014. This decrease was primarily due to decreased demand for our services by our customers due to a steep decline in the price of crude oil and reduced pricing as a result of the competitive market environment.

Completion and remedial services revenues decreased by 50% to $249.1 million during the nine months ended September 30, 2015 compared to $495.6 million in the same period in 2014. The decrease in revenue between these periods was primarily due to decreased demand for completion related activities and pricing for our services, particularly in our pumping and coil tubing services lines of business. Additionally, we agreed to extend a $4.5 million credit to a customer as the result of an audit in the second quarter of 2015.  Total hydraulic horsepower increased to 444,000 at September 30, 2015 from 413,000 at September 30, 2014.

Fluid services revenues decreased by 27% to $200.1 million during the nine months ended September 30, 2015 compared to $276.0 million in the same period in 2014, due to decreases in trucking hours and lower pricing for our services. Our revenue per fluid service truck decreased 28% to $196,000 in the nine months ended September 30, 2015 compared to $272,000 in the same period in 2014 due mainly to decreases in pricing for our services, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks increased to 1,023 during the nine months ended September 30, 2015 compared to 1,015 in the same period in 2014.

Well servicing revenues decreased by 36% to $175.7 million during the nine months ended September 30, 2015 compared to $273.7 million during the same period in 2014. The decrease was driven by a decrease in rig hours, primarily due to declines in utilization and pricing and the divesture of the barge rigs in the nine months ended September 30, 2014. Our weighted average number of well servicing rigs decreased to 421 during the nine months ended September 30, 2015 from 422 during the same period in 2014.  Utilization was 53% in the nine months ended September 30, 2015, compared to 72% in the comparable quarter of 2014. Revenue per rig hour in the nine months ended September 30, 2015 was $354 decreasing from $411 in the comparable period of 2014 due to competitive pricing pressure.

Contract drilling revenues decreased by 56% to $19.7 million during the nine months ended September 30, 2015 compared to $45.2 million in the same period in 2014. The number of rig operating days decreased 56% to  1,206 in the nine months ended September 30, 2015 compared to 2,731 in the nine months ended September 30, 2014. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $506.8 million during the nine months ended September 30, 2015 from $739.2 million in the same period in 2014, primarily due to decreases in activity and corresponding reductions in employee headcount and wages to adapt to current activity levels.

Direct operating expenses for the completion and remedial services segment decreased by 37% to $195.1 million during the nine months ended September 30, 2015 compared to $308.2 million for the same period in 2014 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 22% of revenues during the nine months ended September 30, 2015 compared to 38% for the same period in 2014, due to decreased completion-related activity,  price competition and a $4.5 million credit given to a customer as the result of an audit in the second quarter of 2015.

Direct operating expenses for the fluid services segment decreased by 25% to $150.2 million during the nine months ended September 30, 2015 compared to $198.0 million for the same period in 2014, mainly due to decreased activity and pricing levels. Segment profits were 25% of revenues during the nine months ended September 30, 2015 compared to 28% for the same period in 2014 due to the decline in trucking hours and lower skim oil sales and disposal activity.

Direct operating expenses for the well servicing segment decreased by 27% to $147.3 million during the nine months ended September 30, 2015 compared to $202.1 million for the same period in 2014. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 16% of revenues during the nine months ended September 30, 2015 compared to 26% of revenues during the nine months ended September 30, 2014 due to decremental margins on lower revenues and expenses associated with downhole issues.

Direct operating expenses for the contract drilling segment decreased 54% to $14.2 million during the nine months ended September 30, 2015 compared to $30.9 million for the same period in 2014, due to decreased activity and fewer rig operating days. Segment profits decreased to 28% of revenues during the nine months ended September 30, 2015 from 32% during the nine months ended September 30, 2014 due to a significant decline in drilling projects.

General and Administrative Expenses. General and administrative expenses decreased by 11% to  $110.9 million during the nine months ended September 30, 2015 from  $124.0 million for the same period in 2014, due to cost cutting measures implemented in the nine months ended September 30, 2015, including headcount reductions, salary reductions and lower incentive bonus expense. General and administrative expenses included $10.5 million and $10.9 million of stock-based compensation expense during the nine months ended September 30, 2015 and 2014, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $181.5 million during the nine months ended September 30, 2015 compared to $158.0 million for the same period in 2014.  The increase in depreciation and amortization expense is due to the increase in our fleet through capital expenditures for equipment during the first nine months of 2014.

Goodwill Impairment.    In the third quarter of 2015, as a result of the continued market downturn and further reduction of service activity we recorded a non-cash charge totaling $81.9 million for impairment of all of the goodwill associated with our completion and remedial services segment.

Interest Expense. Interest expense remained relatively flat at $50.9 million during the nine months ended September 30, 2015 compared to $50.3 million during the nine months ended September 30, 2014.

Income Tax Expense. There was income tax benefit of $101.5 million during the nine months ended September 30, 2015 compared to an income tax expense of $7.8 million for the same period in 2014. Our effective tax rate during the nine months ended September 30, 2015 and 2014 was approximately 35% and 43%, respectively. Our effective tax rates for 2015 and 2014 differ from the federal tax rate due to permanent items and state income taxes. The difference in the rate from 2014 to 2015 is due to the impact of permanent items on a higher pre-tax loss amount.

Liquidity and Capital Resources

As of September 30, 2015, our primary capital resources were net cash flows from our operations, utilization of capital leases and our $250.0 million revolving credit facility. As of September 30, 2015, we had unrestricted cash and cash equivalents of $56.0 million compared to $79.9 million as of December 31, 2014. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

On April 21, 2015, we entered into Amendment No. 2 to our Amended and Restated Credit Agreement (as amended, the “Credit Agreement”) that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Credit Agreement based on availability under a borrowing base comprised of our eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Credit Agreement is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If that circumstance exists, we will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

As of September 30, 2015, we had no borrowings and $50.3 million of letters of credit outstanding under our Credit Agreement giving us $111.0 million of available borrowing capacity based on its borrowing base (comprised of eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment) determined as of such date.  If borrowing capacity under our Credit Agreement decreases in the future (i.e., based on eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment), we may pursue alternative debt financing arrangements (subject to limitations under our senior note indentures) or other sources depending on market conditions to meet future liquidity needs.

Net Cash Provided by Operating Activities

Cash provided by operating activities was $93.1 million for the nine months ended September 30, 2015 compared to cash provided by operating activities of $131.8 million during the same period in 2014. Operating cash flow in the first nine months of 2015 was lower mainly due to a net loss offset by increases in working capital.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) during the first nine months of 2015 were $64.0 million compared to $107.4 million in the same period of 2014. We added $13.7 million of additional assets through our capital lease program during the first nine months of 2015 compared to $39.9 million of additional assets in the same period in 2014.

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

Other Debt

For the nine months ended September 30, 2015, we had total capital lease additions of approximately $13.7 million.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of September 30, 2015,  we had approximately $99.3 million of net operating loss carryforwards.

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

In July 2015 the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date”, that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers”. The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In September 2015 the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustment”. ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement –period adjustments that occur in periods after a business combination is consummated. The ASU is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of September 30, 2015, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2014.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended September 30, 2015:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
July 1 — July 30 (2)	579	$6.13	—	$
August 1 — August 31 (2)	671	$4.27	—	$
September 1 — September 30 (2)	12,026	$4.72	—	$
Total	13,276	$4.76	—	$10,502

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

BASIC ENERGY SERVICES, INC.

By:	/s/ T. M. “Roe” Patterson
Name:	T. M. “Roe” Patterson
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
Name:	John Cody Bissett
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: October 26,  2015

Exhibit Index

Exhibit
No.	Description

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