Form 10-K
period 2015-12-31
BASIC ENERGY SERVICES INC
filed 2016-02-23
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Act.    Yes  ☐    No   ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☑    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑

The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $291,466,290 as of June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $7.50 per share and 38,862,172 shares held by non-affiliates).

There were 42,195,405 shares of the registrant’s common stock outstanding as of February 23, 2016.

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

This annual report includes market share data, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, industry publications and surveys. These sources include Baker Hughes Incorporated, the Association of Energy Service Companies (“AESC”), and the Energy Information Administration of the U.S. Department of Energy (“EIA”). Industry surveys and publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third-party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.

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

Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, West Virginia, California, Ohio and Pennsylvania. Our operations are focused on liquids-rich basins that have historically exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. We provide our services to a diverse group of over 2,000 oil and gas companies.

Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of our business segments:

•Completion and Remedial Services.    Our completion and remedial services segment (38% of our revenues in 2015) operates our fleet of pumping units, an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and nitrogen units. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.

•Fluid Services.    Our fluid services segment (32% of our revenues in 2015) utilizes our fleet of 985 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, water treatment and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.

•Well Servicing.    Our well servicing segment (27% of our revenues in 2015) operates our fleet of 421 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.

•Contract Drilling.    Our contract drilling segment (3% of our revenues in 2015) operates our fleet of 12 drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.

Please see Part II Item 8. Business Segment Information for further financial information about our segments.

Our Competitive Strengths

We believe that the following competitive strengths currently position us well within our industry:

Extensive Domestic Footprint in the Most Prolific Basins.    Our operations are focused on liquids-rich basins located in the United States that have exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. We operate in the 48 contiguous states that accounted for approximately 99% of U.S. onshore oil natural gas production. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.

Diversified Service Offering for Further Revenue Growth and Reduced Volatility.    We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 146 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.

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

Developing Additional Service Offerings Within the Well Servicing Market.    We intend to continue broadening the portfolio of services we provide to our clients by utilizing our well servicing infrastructure. A customer typically begins a new maintenance or workover project by securing access to a well servicing rig, which stays on site for the duration of the project. As a result, our rigs are often the first equipment to arrive at the well site and typically the last to leave, providing us the opportunity to offer our customers other complementary services. We believe the fragmented nature of the well servicing market creates an opportunity to sell more services to our core customers and to expand our total service offering within each of our markets. We have expanded our suite of services available to our customers and increased our opportunities to cross-sell new services to our core well servicing customers through acquisitions and internal growth. We expect to continue to develop or selectively acquire capabilities to provide additional services to expand and further strengthen our customer relationships.

Pursuing Growth Through Selective Capital Deployment.    We intend to continue growing our business through selective acquisitions, continuing a new build program and/or upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and the point in the oil and natural gas commodity price cycle. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy and these decisions may involve a combination of asset acquisitions and the purchase of new equipment.

General Industry Overview

Our business is influenced substantially by both operating and capital expenditures by oil and gas companies. Exploration and production spending is categorized as either an operating expenditure or a capital expenditure. Activities designed to add hydrocarbon reserves are classified as capital expenditures, while those associated with maintaining or accelerating production are categorized as operating expenditures.

Because existing oil and natural gas wells require ongoing spending to maintain production, expenditures by oil and gas companies for the maintenance of existing wells historically have been relatively stable and predictable. In contrast, capital expenditures by oil and gas companies for exploration and drilling are more directly influenced by current and expected oil and natural gas prices and generally reflect the volatility of commodity prices. We believe our focus on production and workover activity partially insulates our financial results from the volatility of the active drilling rig count. However, significantly lower commodity prices have impacted production and workover activities due to both customer cash liquidity limitations and well economics for these service activities.

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

Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of oil and natural gas prices. Natural gas prices have remained at lower levels in the 2011-2015 periods, which resulted in decreased activity in our natural gas-driven markets. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable until the fourth quarter of 2014, when oil prices declined due to oversupply concerns  worldwide and continued to decline significantly throughout 2015.  Despite natural gas prices remaining at lower levels, several markets that produce significant natural gas liquids, such as the Eagle Ford shale, and/or that have other advantages like proximity to key consuming markets, such as the Marcellus shale, continued to see relatively stable activity during 2015.

The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the Henry Hub Natural Gas Spot Price since 2013:

	Cushing WTI Spot	Henry Hub Gas
Period	Oil Price ($/Bbl.)	Spot Price ($/Mcf.)

1/1/13 - 12/31/13	$97.91	$3.73
1/1/14 - 12/31/14	93.26	4.39
1/1/15 - 12/31/15	48.69	2.63
Closing Price at 12/31/15	37.13	2.28

Source: U.S. Department of Energy.

Increased expenditures for exploration and production activities generally drive the increased demand for our services. In 2013, oil prices remained stable and natural gas prices increased, and the average oil-based drilling rig count also remained stable. In the first three quarters of 2014, oil prices and natural gas prices increased incrementally causing the land-based drilling rig count to increase approximately 10%. In the fourth quarter of 2014, oil prices began to decline resulting in a decrease in the land based rig count of approximately 5%.  Average natural gas-focused drilling rig count decreased 40% from 2013 to 2014.  In 2015, oil prices declined significantly and the average oil-based drilling rig count decreased approximately 64% throughout the year. Gas prices also declined leading to a 52% decrease in natural gas-focused drilling rig count. Data for each of the foregoing rig counts are based on information from the Baker Hughes rig count.

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

This segment operates 291 pumping units, with approximately 444,000 horsepower of capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. We also operate 42 air compressor packages, including foam circulation units, for underbalanced drilling, 36 snubbing units,  15 coiled tubing units and 8 wireline units for cased-hole measurement and pipe recovery services.

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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2015:

	Market Area

				Rocky	Permian
	Ark-La-Tex	Mid-Continent	Gulf Coast	Mountain	Basin	Appalachia	Total

Pumping Units	12	167	-	53	59	-	291
Air/Foam Packages	-	10	-	25	7	-	42
Snubbing Units	18	8	-	-	-	10	36
Rental and Fishing Tool Stores	-	8	-	4	8	-	20
Coiled Tubing Units	2	-	1	11	1	-	15
Wireline Units	-	-	-	-	8	-	8

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

•the rental of portable fracturing tanks and test tanks used to store fluids on well sites;

•  the recycling and treatment of wastewater, including produced water and flowback, to be reused in the completion and production process;

•the operation of company-owned fresh water and brine source wells and of non-hazardous wastewater disposal wells; and

•the preparation, construction and maintenance of access roads, drilling locations, and production facilities.

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2015:

	Market Area

	Rocky		Permian
	Mountain	Ark-La-Tex	Basin	Mid-Continent	Gulf Coast	Total

Fluid Service Trucks	125	149	508	57	146	985
Salt Water Disposal Wells	5	25	32	11	12	85
Fresh/Brine Water Stations	2	-	47	-	5	54
Fluid Storage Tanks	627	751	1,272	282	389	3,321

Requirements for minor or incidental fluid services are usually purchased on a “call out” basis and charged according to a published schedule of rates. Larger projects, such as servicing the requirements of a multi-well drilling program or fracturing program, generally involve a bidding process. We compete for both services on a call out basis and for multi-well contract projects.

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

Fluid Services.    At December 31, 2015,  we owned and operated 985 fluid service trucks equipped with an average fluid hauling capacity of up to 150 barrels apiece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill fracturing tanks on well locations, including fracturing tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our fracturing tanks, we mainly use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are usually provided to oilfield operators within a 50-mile radius of our nearest yard.

Salt Water Disposal Well Services.    At December 31, 2015, we owned 85 salt water disposal facilities. Disposal wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes. Our fluid service trucks frequently transport the fluids that are disposed of in these salt water disposal wells. Our disposal wells have an average permitted injection capacity of over 6,000 barrels per day per well and are strategically located in close proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. In the states in which we operate, oil and natural gas wastes and salt water produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells, allowing us to salvage residual crude oil that we later sell for our account.

Fresh and Brine Water Stations.    Our network of fresh and brine water stations, particularly in the Permian Basin where surface water is normally not available, is used to supply water necessary for the drilling and completion of oil and natural gas wells. Our strategic locations, in combination with our other fluid handling services, give us a competitive advantage over other service providers in those areas in which these other companies cannot provide these services.

Fluid Storage Tanks.    Our fluid storage tanks can store up to 500 barrels of fluid and are used by oilfield operators to store various fluids at the well site, including fresh water, brine and acid for fracturing jobs, flowback, temporary production and mud storage. We transport the tanks on our trucks to well locations that are usually within a 50-mile radius of our nearest yard. Fracturing tanks are used during all phases of the life of a producing well. We typically rent fluid services tanks at daily rates for a minimum of three days. A typical fracturing operation can be completed within four days using 5 to 50 fracturing tanks.

Water Treatment Services.  We utilize a number of water treatment methods in order to treat produced water and flowback that is transported to one of several treatment locations throughout our geographic footprint.  Treated water is then sold to customers to be reused for fracturing or other oil and gas-related uses on wells.  We typically charge for these services on a per-barrel basis.

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

Regardless of the type of work being performed on the well, our personnel and rigs are often the first to arrive at the well site and the last to leave. We typically charge our customers an hourly rate for these services, which rate varies based on a number of considerations including market conditions in each region, the type of rig and ancillary equipment required, and the necessary personnel.

Our fleet included 421 well servicing rigs as of December 31, 2015, including 221 newbuilds since October 2004 and 76 rebuilds since the beginning of 2009. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, California, Arkansas, Utah, Montana, Kansas, Kentucky, Pennsylvania and West Virginia. Our well servicing rigs are mobile units that normally operate within a radius of approximately 75 to 100 miles from their respective bases.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2015. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

		Market Area

	Rated	Permian			Mid -	Rocky
Rig Type	Capacity	Basin	Gulf Coast	Ark-La-Tex	Continent	Mountain	California	Appalachia	Inactive	Total

Swab	N/A	-	-	3	3	2	-	-	3	11
Light Duty	< 90 tons	-	-	-	-	-	1	-	10	11
Medium Duty	> 90 <125 tons	67	19	21	26	40	10	-	77	260
Heavy Duty	> 125 tons	76	17	5	4	12	-	6	15	135
24-Hour	> 125 tons	-	-	-	-	-	-	-	4	4
Total		143	36	29	33	54	11	6	109	421

We operate a total of 421 well servicing rigs, one of the largest fleets in the United States. Based on the most recent publicly available information, five of our competitors operate more than 100 well servicing rigs: Key Energy Services, Inc.,  C&J Energy Services, Ltd., Superior Energy Services, Inc., Forbes Energy Services Ltd.,  and Pioneer Energy Services Corp.

Maintenance.     Regular maintenance is required throughout the life of a well to sustain optimal levels of oil and natural gas production. Regular maintenance currently comprises the largest portion of our work in this segment, and because ongoing maintenance spending is required to sustain production, we generally experience relatively stable demand for these services. We provide well service rigs, equipment and crews to our customers for these maintenance services. Maintenance services are often performed on a series of wells in proximity to each other and consist of routine mechanical repairs necessary to maintain production, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a natural gas well, and removing debris such as sand and paraffin from the well. Other services include pulling the rods, tubing, pumps and other downhole equipment out of the well bore to identify and repair a production problem. These downhole equipment failures are typically caused by the repetitive pumping action of an oil well. Corrosion, water cut, grade of oil, sand production and other factors can also result in frequent failures of downhole equipment.

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

Workover.    In addition to periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications called workovers, which are typically more complex and more time consuming than maintenance operations. Workover services include extensions of existing wells to drain new formations either through perforating the well casing to expose additional productive zones not previously produced, deepening well bores to new zones or the drilling of lateral well bores to improve reservoir drainage patterns. Our workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Workovers also include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. Most of our well servicing rigs are designed to perform complex workover operations. A workover may require a few days to several weeks and additional auxiliary equipment. The demand for workover services is sensitive to oil and natural gas producers’ intermediate and long-term expectations for oil and natural gas prices. As oil and natural gas prices increase, the level of workover activity tends to increase as oil and natural gas producers seek to increase output by enhancing the efficiency of their wells.

New Well Completion.    New well completion services involve the preparation of newly drilled wells for production. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or natural gas to flow into the well bore, stimulating and testing these zones and installing the production string and other downhole equipment. We provide well service rigs to assist in this completion process. Newly drilled wells are frequently completed by well servicing rigs to minimize the use of higher cost drilling rigs in the completion process. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and require additional auxiliary equipment. Accordingly, completion services require less well-to-well mobilization of equipment and normally provide higher operating margins than regular maintenance work.

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

We own and operate 12 land drilling rigs, which are currently deployed in the Permian Basin of Texas and New Mexico. A land drilling rig consists of engines, a drawworks, a mast, pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. These jobs are typically bid by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer. The demand for drilling services is highly dependent on the availability of new drilling locations available to well operators, as well as sensitivity to expectations relating to and changes in oil and natural gas prices.

Properties

Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We currently conduct our business from 146 area offices, 87 of which we own and 59 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 146 area offices, 88 are located in Texas, twelve are in New Mexico, Oklahoma and Colorado each have nine,  five are in North Dakota, six are in Wyoming, Louisiana and Kansas each have four, Utah, California, Montana, and Pennsylvania each have two,  and Arkansas has one.

Customers

We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2015, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. In the current market conditions, the loss of any current material customers could have an adverse effect on our business until the equipment is redeployed.

Operating Risks and Insurance

Our operations are subject to hazards inherent in the oil and natural gas industry, such as accidents, blowouts, explosions, craters, fires and oil spills that can cause:

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

Competition

Our competition includes small regional contractors as well as larger companies with international operations. We believe our five largest competitors, Key Energy Services, Inc., Superior Energy Services Inc.,  C&J Energy Services Ltd.,  Forbes Energy Services Ltd.,  and Pioneer Energy Services Corp.,  each own a significant number of the U.S. marketable well servicing rigs according to the most recent publicly available data, including the Guiberson-AESC well service rig count. All five are public companies that operate in most of the large oil and natural gas producing regions in the United States. They each have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, they market a large portion of their work to the major oil and gas companies.

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

The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.

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

Our underground injection operations are subject to the federal Safe Drinking Water Act, referred to as the “SDWA,” as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which program includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation to amend the SDWA to repeal this exemption and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process, were proposed in recent sessions of Congress. Similar legislation could be introduced in the current session of Congress, which commenced in January 2016, or at the state level. For example at the state level, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids. In addition, public concerns have recently been raised regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Texas Railroad Commission, referred to as (“RRC”), amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma, Kansas and Colorado. Our operations also involve the disposal of produced salt water by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the RRC. We also operate salt water disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. Regulations in these states require us to obtain a permit from the applicable regulatory agencies to operate each of our underground salt water disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment or other conditions such as earthquakes. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

We maintain insurance against some risks associated with environmental liabilities that may occur as a result of well service activities. However, there can be no assurance that this insurance will cover all potential losses, that insurance will continue to be commercially available or that this insurance will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.

We are also subject to the requirements of the federal Occupational Safety and Health Act, known as (“OSHA,”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and the public.

We are also subject to the requirements of the Federal Motor Carrier Safety Regulations (“DOT – FMCSA”) of the U.S. Department of Transportation (“DOT”) and comparable state statutes that regulate commercial motor vehicle operations. In addition, we are also subject to the Pipeline and Hazardous Materials Safety Administration “DOT-PHMSA” and comparable state statutes that regulate hazardous materials shipments.

The federal Clean Air Act, as amended, known as the “Clean Air Act” or (“CAA)” and state air pollution permitting laws, restrict the emission of air pollutants from many sources, including drilling operations and related equipment, and as a result affect oil and natural gas operations. In addition, more stringent regulations governing emissions of air pollutants, including greenhouse gases such as methane (a component of natural gas) and carbon dioxide (“CO2”), are being developed by the federal government and may increase the costs of compliance for our drilling services or our customers’ operations. For example, on January 14, 2015, the Obama administration announced a new emission reduction target for methane emissions associated with the oil and gas sector.

Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the U.S. Congress has considered legislation to reduce emissions of greenhouse gases. In the recent Congress, numerous legislative measures were introduced that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2016. However, any such legislation may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among 195 nations that signed an international accord in December 2015, the so-called Paris Agreement, with the objective of limiting greenhouse gas emissions. The EPA has also taken action under the CAA to regulate greenhouse gas emissions. In addition, some states have taken or proposed legal measures to reduce emissions of greenhouse gases.

Following the U.S. Supreme Court’s decision in Massachusetts, et al. v. EPA, 549 U.S. 497 (2007), finding that greenhouse gases fall within the CAA definition of “air pollutant,” the EPA determined that greenhouse gases from certain sources “endanger” public health or welfare. As a result, the EPA took the position that existing CAA provisions require an assessment of greenhouse gas emissions within the permitting process for certain large new or modified stationary sources under the EPA’s Prevention of Significant Deterioration (“PSD”) and Title V permit programs beginning in 2011.  In 2014, the Supreme Court’s decision in Utility Air Regulatory Group v. EPA limited the EPA to include greenhouse gasses in the permitting process only if PSD was already triggered by another listed pollutant. If deemed cost-effective, facilities that trigger permit requirements may be required to reduce greenhouse gas emissions consistent with the “best available control technology” standards.  Such changes will also affect state air permitting programs in states that administer the CAA under a delegation of authority, including states in which we have operations.  Additionally, in November 2010, the EPA finalized rules expanding its Mandatory Greenhouse Gas Reporting Rule, originally promulgated in October 2009, to be applicable to the oil and natural gas industry.  The expansion requires annual, on-site monitoring and additional inventory and reporting of greenhouse gas emissions and affects many of our existing operations and must be considered when planning for future operations.  Although subject to legal challenge, the EPA rules promulgated thus far are currently final and effective, and will remain so unless the regulations are overturned by a court ruling, or Congress adopts legislation altering the EPA’s regulatory authority.

 In January 2015, the White House announced plans to regulate methane emissions attributable to the upstream oil and gas industry, including activities related to gathering and compression, as a greenhouse gas.  In August 2015, the EPA proposed new regulations that set methane emission standards for new and modified natural gas production and natural gas processing and transmission facilities. The EPA has announced plans to finalize these rules this spring. The rules are a result of the Obama administration’s efforts to reduce methane emissions from the oil and natural gas sector by up to 45% from 2012 levels by 2025. Until such proposed rules are finalized, the impact on our operations is not known; however, it is believed that the only facilities impacted by this proposed rule would be those placed into service after the rules are finalized.

A number of states, individually or in regional cooperation, have also imposed restrictions on greenhouse gas emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy, or use of fuels with lower carbon content.

These federal, regional and state measures generally apply to industrial sources, including facilities in the oil and gas sector, and could increase the operating and compliance costs of our services and facilities. International accords such as the Paris Agreement may result in additional regulations to control greenhouse gas emissions. These regulations could also adversely affect market demand or pricing for our services, by affecting the price of, or reducing the demand for, fossil fuels or providing competitive advantages to competing fuels and energy sources.  The potential increase in the costs of our operations could include costs to operate and maintain our equipment or facilities install new emission controls on our equipment or facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program.  While we may be able to include some or all of such increased costs in the rates charged for our services, such recovery of costs is uncertain and may depend on events beyond our control, including the provisions of any final regulations.  In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce demand for our services.

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

Employees

As of December 31, 2015, we employed approximately 3,900 people, with approximately 80% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant

Our executive officers as of February 23, 2016 and their respective ages and positions are as follows:

Name	Age	Position
T. M. “Roe” Patterson	41	President, Chief Executive Officer and Director
Alan Krenek	60	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James F. Newman	51	Senior Vice President — Region Operations
William T. Dame	55	Vice President — Pumping Services
Douglas B. Rogers	52	Vice President — Marketing
Eric Lannen	50	Vice President — Human Resources
Lanny T. Poldrack	48	Vice President — Central Region and Tubular Division
John Cody Bissett	41	Vice President, Controller and Chief Accounting Officer
Brett J. Taylor	43	Vice President — Equipment and Manufacturing

Set forth below is the description of the backgrounds of our executive officers.

T. M. “Roe” Patterson (President, Chief Executive Officer and Director) has 21 years of related industry experience. He was named our President and Chief Executive Officer and appointed as a Director in September 2013. Since joining Basic in 2006, he served in positions of increasing responsibility: as our Senior Vice President and Chief Operating Officer from April 2011 until September 2013, as a Senior Vice President from September 2008 until April 2011 and as a Vice President of various groups within Basic from February 2006 until September 2008. Prior to joining Basic, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.

Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 28 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. Prior to joining Basic, he held various financial management positions at Landmark Graphics Corp., Noble Corporation and Pool Energy Services Company. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a Certified Public Accountant.

James F. Newman (Senior Vice President — Regional Operations) has 31 years of related industry experience and has been our Senior Vice President, Region Operations since November 2013. He previously served as our Group Vice President — Permian Business Unit from April 2011 until September 2013 and has been a Group Vice President since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Petroleum Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

William T. Dame (Vice President — Pumping Services)  has 35 years of related industry experience. Mr. Dame joined Basic in 2003 and has served as our Vice President — Pumping Services since 2006. He previously served as our Vice President — PPW and RAFT Divisions from 2005 to 2006 and as a regional vice president from 2004 through 2005. Mr. Dame began his career in 1981 with Halliburton. From 1987 to 1997, he served as a vice president of Fleet Cementers, Inc., and from 1997 to 2003, he worked in various operational management positions at Plains Energy, Precision Drilling and New Force Energy Services. Mr. Dame attended Tarleton State University.

Douglas B. Rogers (Vice President — Marketing) has 33 years of related industry experience. He joined Basic in 2007 and serves as Vice President — Marketing after serving as Vice President-Contracts for the Drilling Division. Mr. Rogers was Vice President- Rocky Mountain Division for Patterson - UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson - UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.

Eric Lannen (Vice President — Human Resources) has been a Vice President since August 2015.  Eric Lannen has more than 24 years of Human Resources experience in the oil & gas, engineering & construction, defense & government services and the technology industries, as well as more than 15 years of experience in HR leadership roles. Prior to joining Basic, Mr. Lannen served as Senior Vice President, Human Resources for Dyncorp International and Vice President of Human Resources at McDermott International. Mr. Lannen’s prior experience includes: talent acquisition leader for IBM growth markets across five continents; leading Human Resources for the Government Services Division of Kellogg Brown & Root (KBR); and several HR positions at Halliburton Company. Mr. Lannen graduated from Texas A&M University with a Bachelor of Science degree.

Lanny T. Poldrack (Vice President — Central Region and Tubular Division) has  29 years of related industry experience. He has served as our Vice President — Safety and Operations Support since April 2011. From April 2009 to April 2011, he served as a Corporate Marketing Representative based in Houston, Texas. Prior to joining Basic, he spent 13 years at Cudd Energy Services where he held various technical sales and sales management positions for both well intervention and live well service divisions, the last 4 years of which he served as Business Development Manager for Cudd Well Control for both domestic and international operations in U.S., Canadian, Latin America, European, Middle Eastern and South East Asian markets. He began his oilfield career in West Texas as a technical field representative for Weatherford International, specializing in fishing and rental tools and hydraulic BOP systems. Mr. Poldrack graduated with an applied science degree from Odessa Junior College.

John Cody Bissett (Vice President, Controller and Chief Accounting Officer) has 17 years of related industry experience. He was appointed Basic’s Vice President, Controller and Chief Accounting Officer in March 2012. Mr. Bissett previously served as Basic’s Corporate Controller from July 2008 to March 2012 and as the Director of Financial Reporting from December 2007 to July 2008. Prior to joining Basic, Mr. Bissett was the Controller of Cap Rock Energy from November 2006 through December 2007, and previously held various roles in the accounting and finance function of Sirius Computer Solutions and the audit practice of KPMG LLP. Mr. Bissett graduated with an M.B.A. and a B.B.A. in Accounting from Angelo State University and is a Certified Public Accountant.

         Brett J. Taylor (Vice President — Manufacturing and Equipment) has 23 years of related industry experience. He has been our Vice President of Manufacturing and Equipment since June 2013. Prior to joining Basic, he was President of Taylor Industries, LLC in Tulsa, Oklahoma from 2010 to 2013. From 2009 to 2010, he served as Executive Vice President of Sales and Marketing at Serva Group Manufacturing.  Before that, Mr. Taylor held positions of increasing responsibilities at Taylor Industries over an 11-year span. His tenure at Taylor included the role of Consultant, President of Sales from 2008 to 2009, President of Taylor from 2003 to 2008, General Manager & Vice President of Business Development from 2001 to 2003, and Sales and Marketing Manager from 1997 to 1999. Mr. Taylor graduated with a Bachelor of Business Degree from the University of Oklahoma.

Additional Information

We make available free of charge on our website, www.basicenergyservices.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at www.sec.gov, or you may read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The information on our website is not, and shall not be deemed to be, a part of this annual report on Form 10-K or incorporated into any of our other filings with the SEC.

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

Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014, oil prices declined substantially from historical highs and have continued to decline. Oil and gas prices may remain depressed for the foreseeable future. In light of the current depressed oil prices, many oil producers, including many of our customers, have announced significant reductions in capital budgets for 2016.

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

Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $97.91, $93.26 and $48.69 per barrel in 2013, 2014 and 2015, respectively. The Cushing WTI oil prices have declined from over $107 per barrel in June 2014 to $37 per barrel on December 31, 2015 and $26.55 per barrel during January 2016.  The Henry Hub Natural Gas Spot Price averaged $3.73, $4.39 and $2.63 per Mcf for 2013, 2014 and 2015, respectively.

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

While reducing capital expenditures based on current industry conditions, we anticipate that we will continue to make substantial capital investments in the future to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment. For the year ended December 31, 2014, we invested approximately $236.3 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2015, we invested approximately $53.9 million in cash for capital expenditures, excluding acquisitions. For 2016, we have currently budgeted $40.0 million for capital expenditures, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. Please read “Liquidity and Capital Resources” for more information.

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

      We now have, and will continue to have, a significant amount of indebtedness. As of December 31, 2015, our total debt was $887.0 million, including $960,000 of premium, comprised of $475.0 million aggregate principal amount due under our 7.75% Senior Notes due 2019, $300.0 million aggregate principal amount due under our 7.75% Senior Notes due 2022 and capital lease obligations in the aggregate amount of $111.1 million. As of December 31, 2015, we had no borrowings and $50.3 million of letters of credit outstanding under our $250.0 million revolving credit facility, giving us $93.4 million of available borrowing capacity.   We intend to amend our revolving credit facility to reduce aggregate commitments thereunder to $100.0 million.  On February 17, 2016, we entered into a term loan credit agreement that provides for borrowings of an aggregate principal amount of $165.0 million on the closing date and delayed draw term loan borrowings in an aggregate principal amount not to exceed $15.0 million.  The making of such term loans is subject to the satisfaction of certain conditions precedent, including, with respect to the delayed draw term loan borrowing, the consent of the lenders providing such term loan.  For the year ended December 31, 2015, we made cash interest payments totaling $61.6 million.

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

Our operations are subject to hazards inherent in the oil and natural gas industry, such as, but not limited to, accidents, blowouts, explosions, craters, fires and oil spills. These conditions can cause:

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

Our customers consist primarily of major and independent oil and gas companies. During 2015 and 2014, our top five customers accounted for 24% of our revenues. However, no individual customer composed greater than 10% of our revenues. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.

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

In response to findings that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. On August 16, 2012 the EPA published rules that include standards to reduce methane emissions associated with oil and gas production. EPA has announced plans to finalize additional rules to reduce methane emissions from new oil and gas facilities this spring. Federal changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations. Numerous legislative measures have been introduced in the past that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. It is uncertain whether similar measures will be introduced in, or passed by, the new Congress which convened in January 2016. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change which led to the signing of the Paris Agreement in December 2015. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.

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

Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA commenced a study of the potential environmental impacts of hydraulic fracturing and issued a draft final report in June 2015 for public comment and review. The U.S. Department of the Interior issued regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents in March 2015. On April 13, 2012, the Department of Interior, the Department of Energy and the EPA issued a memorandum outlining a multi-agency collaboration on unconventional oil and gas research in response to the White House “Blueprint for a Secure Energy Future” and the recommendations of the Secretary of Energy Advisory Board Subcommittee on Natural Gas. Moreover, the EPA has announced that it will develop effluent limitations for the treatment of discharge of wastewater resulting from hydraulic fracturing activities. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Recently, public concerns have been raised regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Texas Railroad Commission amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.

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

The federal Endangered Species Act, referred to as the “ESA,” and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. For instance, in March 2014 the U.S. Fish & Wildlife Service, also referred to as the (“FWS.”) listed the lesser prairie chicken as a threatened species under the Endangered Species Act. Concurrently, the FWS finalized a special rule under Section 4(d) of the Endangered Species Act that authorizes Kansas, Oklahoma, Texas, New Mexico and Colorado to continue managing conservation efforts related to oil and gas activities under the Western Association of Fish and Wildlife Agencies’ range-wide conservation plan. However in September 2015, a federal district court vacated the listing. The Department of Justice has appealed the vacation on behalf of FWS. Certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.

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

PART II

ITEM 5.MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price for Registrant’s Common Equity

Our common stock is traded on the New York Stock Exchange under the symbol “BAS.” The table below presents the high and low daily closing sales prices of the common stock, as reported by the New York Stock Exchange, for each of the quarters in the years ended December 31, 2014 and 2015, respectively:

	High	Low
2014:
First Quarter	$27.41	$14.63
Second Quarter	$29.22	$25.14
Third Quarter	$29.46	$21.69
Fourth Quarter	$20.59	$5.17
2015:
First Quarter	$8.04	$5.44
Second Quarter	$10.19	$7.16
Third Quarter	$6.92	$3.30
Fourth Quarter	$5.10	$2.40

As February 23, 2016,  we had 42,195,405 shares of common stock outstanding held by approximately 194 record holders.

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

Securities Authorized for Issuance under Equity Compensation Plans

The following table provides information regarding options or warrants authorized for issuance under our equity compensation plans as of December 31, 2015:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options	Weighted Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (1)
Equity compensation plans approved by security holders	175,000	$26.29	2,095,334
Equity compensation plans not approved by security holders	—	—	—
Total	175,000	$26.29	2,095,334

(1)	Consists of the Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan (as amended effective May 21, 2015).

Issuer Purchases of Equity Securities

The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2015 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
October 1 — October 31	1,818	$3.68	—	$—
November 1 — November 30 (2)	9,261	$3.96	—	$—
December 1 — December 31	402,099	$2.63	400,000	$—
Total	413,178	$2.66	400,000	$9,451

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

Performance Graph

The following is a line graph comparing cumulative, total shareholder return for the five years ended December 31, 2015 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Nabors Industries Ltd. and Pioneer Energy Services Corp.

The graph assumes investments of $100 on December 31, 2010 at the closing sale price, and the reinvestment of all dividends, if any.

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

Comparison of Five Year Cumulative Total Return

Value of $100 Invested at December 31, 2010, December 31, 2011, December 31, 2012,   December 31, 2013

December 31,  2014 and December 31, 2015

T

	Basic Energy Services	Russell 2000 Index	Peer Group
December 31, 2010	$100.00	$100.00	$100.00
December 31, 2011	$119.54	$94.55	$83.85
December 31, 2012	$69.24	$108.38	$60.44
December 31, 2013	$95.75	$148.49	$70.93
December 31, 2014	$42.54	$153.73	$47.34
December 31, 2015	$16.26	$144.95	$29.06

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

	Year Ended December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Completion and remedial services	$307,550	$698,917	$501,137	$586,070	$537,134
Fluid services	258,597	369,774	343,863	352,246	332,010
Well servicing	217,245	361,683	363,386	376,268	333,057
Contract drilling	22,207	60,910	54,518	60,300	41,054
Total revenues	805,599	1,491,284	1,262,904	1,374,884	1,243,255
Expenses:
Completion and remedial services	245,069	434,457	327,540	357,960	297,276
Fluid services	196,155	265,105	239,154	236,588	211,959
Well servicing	184,952	270,344	265,058	268,219	228,723
Contract drilling	16,680	41,513	36,336	39,817	28,154
General and administrative (a)	143,458	167,301	171,439	183,274	144,485
Depreciation and amortization	241,471	217,480	209,747	187,083	154,341
Loss on disposal of assets	1,602	1,974	2,873	3,334	447
Goodwill impairment	81,877	34,703	-	-	-
Total expenses	1,111,264	1,432,877	1,252,147	1,276,275	1,065,385
Operating income (loss)	(305,665)	58,407	10,757	98,609	177,870

Net interest expense	(67,938)	(67,002)	(67,154)	(62,355)	(52,299)
Loss on early extinguishment of debt	-	-	-	(7,942)	(49,366)
Bargain purchase gain	-	-	-	910	-
Other income	528	775	743	627	525
Income (loss) before income taxes	(373,075)	(7,820)	(55,654)	29,849	76,730
Income tax (expense) benefit	131,330	(521)	19,725	(10,263)	(30,894)
Net income (loss)	$(241,745)	$(8,341)	$(35,929)	19,586	$45,836
Basic earnings (loss) per share of common stock:	$(5.97)	$(0.20)	$(0.89)	$0.48	$1.14
Diluted earnings (loss) per share of common stock:	$(5.97)	$(0.20)	$(0.89)	$0.47	$1.10
Other Financial Data:
Cash flows from operating activities	$95,539	$224,536	$165,588	$303,681	$279,455
Cash flows from investing activities	(53,673)	(213,429)	(139,686)	(250,762)	(419,967)
Cash flows from financing activities	(75,049)	(42,724)	(48,935)	3,188	171,052
Capital expenditures:
Acquisitions, net of cash acquired	7,914	16,090	21,467	84,939	218,347
Property and equipment, excluding capital leases	53,868	236,295	136,950	171,440	221,839

(a) Includes approximately $13,728, $14,714, $11,830, $12,855 and $9,487 of non-cash stock compensation expense for the years ended December 31, 2015, 2014, 2013, 2012 and 2011, respectively.

	As of December 31,
	2015	2014	2013	2012	2011
	(Dollars in thousands)
Balance Sheet Data:
Cash and cash equivalents	$46,732	$79,915	$111,532	$134,565	$78,458
Property and equipment, net	846,290	1,007,969	928,037	943,766	856,412
Total assets	1,161,369	1,597,177	1,543,339	1,599,006	1,462,352
Long-term debt	838,368	882,572	846,691	844,906	748,976
Stockholders' equity	106,338	342,653	345,287	372,410	357,668

ITEM 7.MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing this strategy, we have purchased businesses and assets in seven separate acquisitions from January 1, 2013 to December 31, 2015 for total consideration of $54.3 million. Our hydraulic horsepower capacity for pumping services increased from 291,000 at January 1, 2013 to 444,000 at December 31, 2015. Our weighted average number of fluid service trucks increased from 963 in the first quarter of 2013 to 1,002 in the fourth quarter of 2015. Our weighted average number of well servicing rigs decreased from 425 in the first quarter of 2013 to 421  in the fourth quarter of 2015. Our weighted average number of drilling rigs remained constant at 12 from the first quarter of 2013 to the fourth quarter of 2015. As a result of these acquisitions, changes in revenues, expenses and income may not be directly comparable between periods.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2015		2014		2013
Revenues:
Completion and remedial services	$ 307.6	38%	$ 698.9	47%	$ 501.1	40%
Fluid services	258.6	32%	369.8	25%	343.9	27%
Well servicing	217.2	27%	361.7	24%	363.4	29%
Contract drilling	22.2	3%	60.9	4%	54.5	4%
Total revenues	$ 805.6	100%	$ 1,491.3	100%	$ 1,262.9	100%

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity, has adversely impacted the level of drilling and workover activity by some of our customers. This volatility also affects the demand for our services and the price of our services in 2015. In addition, the discovery rate of new oil and natural gas reserves in our market areas also may have an impact on our business, even in an environment of stronger oil and natural gas prices. For a more comprehensive discussion of our industry trends, see “General Industry Overview” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.

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

Oil prices have remained relatively stable until the fourth quarter of 2014 when an extended period of significant decline began. The downward trend in oil and natural gas prices during 2015 has caused utilization and pricing for our services in our operating areas to decline throughout 2015. An extended period of lower pricing may cause overcapacity and continued pricing pressure on all service lines in 2016.

Our revenues generally increased in 2014 due to an increase in activity during the first nine months the year. This increase was most notable in our completion and remedial services segment, due to significant amount of capital expansion during the first half of the year. These increases were somewhat offset by the drop in oil prices in the fourth quarter of 2014 and continued to decline throughout 2015. We anticipate our customer base to decrease their 2016 capital programs and, as a result, expect lower activity levels and pricing in 2016.

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

We believe the most important performance measures for our business segments are as follows:

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

Recent Strategic Acquisitions and Expansions

During the period from 2013 through 2015, we grew through acquisitions and capital expenditures. We completed three acquisitions in 2013, one acquisition in 2014 and three acquisitions in 2015 none of which were considered significant.

Selected 2013 Acquisitions

During 2013, we made three acquisitions that complemented our existing business segments. These included:

Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC

On February 16, 2013, we acquired all of the assets of Atlas Environmental Consulting, Inc. and Atlas Oilfield Construction Company, LLC for total cash consideration of $13.0 million. This acquisition is included in our fluid services segment.

Selected 2014 Acquisitions

During 2014, we made one acquisition that complemented our existing completion and remedial services business segment:

Pioneer Fishing and Rental, Inc.

On September 17,  2014, we acquired all of the assets of Pioneer Fishing and Rental, Inc. for total cash consideration of $16.1 million. This acquisition is included in our completion and remedial services segment.

Selected 2015 Acquisitions

During 2015, we made three acquisitions that complemented our existing business segments. These included:

GreyRock Pressure Pumping, LLC.

On August 31, 2015, we acquired all of the assets of GreyRock Pressure Pumping, LLC. for total cash consideration of $10.2 million. This acquisition is included in our completion and remedial services segment.

Segment Overview

Completion and Remedial Services

In 2015, our completion and remedial services segment represented 38% of our revenues. Revenues from our completion and remedial services segment are derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.

Our pumping services concentrate on providing single truck, lower-horsepower cementing and acidizing services, as well as various fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 444,000 horsepower at December 31, 2015, compared to 443,000 horsepower and 297,000 horsepower at December 31, 2014 and December 31, 2013, respectively.

Our rental and fishing tool business operates 20 rental and fishing tool stores in selected markets as of December 31, 2015.

Our snubbing services operate 36 units throughout our geographic footprint as of December 31, 2015.

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

In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During periods of decreased spending by oil and gas companies, we may be required to discount our rates to remain competitive, which would cause lower segment profits.

The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

		Segment
Completion & Remedial	Revenues	Profits %
2013:
First Quarter	$ 118,361	33%
Second Quarter	$ 132,216	35%
Third Quarter	$ 127,119	35%
Fourth Quarter	$ 123,441	35%
Full Year	$ 501,137	35%
2014:
First Quarter	$ 137,485	37%
Second Quarter	$ 164,366	38%
Third Quarter	$ 193,699	39%
Fourth Quarter	$ 203,367	38%
Full Year	$ 698,917	38%
2015:
First Quarter	$ 112,775	28%
Second Quarter	$ 69,055	17%
Third Quarter	$ 67,240	16%
Fourth Quarter	$ 58,479	15%
Full Year	$ 307,550	20%

We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

Fluid Services

In 2015, our fluid services segment represented 32% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as fracturing water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2015, 2014 and 2013 (dollars in thousands):

	Weighted Average		Revenue Per	Segment Profits
	Number of Fluid		Fluid Service	Per Fluid	Segment
Fluid Services	Service Trucks	Truck Hours	Truck	Service Truck	Profits %
2013:
First Quarter	963	555,600	$ 88	$ 27	31%
Second Quarter	972	568,500	$ 88	$ 27	31%
Third Quarter	970	578,900	$ 89	$ 27	31%
Fourth Quarter	986	579,400	$ 89	$ 26	29%
Full Year	973	2,282,400	$ 353	$ 107	30%
2014:
First Quarter	1,006	607,200	$ 92	$ 26	28%
Second Quarter	1,015	630,900	$ 89	$ 25	28%
Third Quarter	1,025	645,800	$ 91	$ 26	29%
Fourth Quarter	1,043	661,900	$ 90	$ 26	28%
Full Year	1,022	2,545,800	$ 362	$ 102	28%
2015:
First Quarter	1,046	595,100	$ 71	$ 19	27%
Second Quarter	1,011	573,700	$ 63	$ 15	24%
Third Quarter	1,012	565,400	$ 62	$ 15	24%
Fourth Quarter	1,002	557,000	$ 58	$ 12	21%
Full Year	1,018	2,291,200	$ 254	$ 61	24%

We gauge activity levels in our fluid services segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.

Well Servicing

In 2015, our well servicing segment represented 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.

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

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2015, 2014 and 2013. The revenues do not include revenues associated with rig manufacturing operations:

	Weighted Average		Rig	Revenue	Profits
	Number of	Rig	Utilization	Per Rig	Per Rig	Segment
Well Service	Rigs	Hours	Rate	Hour	Hour	Profits %
2013:
First Quarter	425	210,800	69%	$ 399	$ 108	26%
Second Quarter	425	223,900	74%	$ 408	$ 111	28%
Third Quarter	425	227,100	75%	$ 404	$ 118	27%
Fourth Quarter	425	199,400	66%	$ 404	$ 113	27%
Full Year	425	861,200	71%	$ 404	$ 114	27%
2014:
First Quarter	425	217,400	73%	$ 417	$ 106	25%
Second Quarter	421	214,200	71%	$ 410	$ 116	28%
Third Quarter	421	217,500	71%	$ 405	$ 108	26%
Fourth Quarter	421	204,400	67%	$ 416	$ 97	23%
Full Year	422	853,500	71%	$ 412	$ 107	25%
2015:
First Quarter	421	163,900	55%	$ 377	$ 69	18%
Second Quarter	421	154,700	51%	$ 351	$ 61	17%
Third Quarter	421	154,100	50%	$ 334	$ 50	14%
Fourth Quarter	421	120,000	39%	$ 324	$ 33	9%
Full Year	421	592,700	49%	$ 348	$ 54	15%

We gauge activity levels in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.

Contract Drilling

In 2015, our contract drilling segment represented 3% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers a daily rate or a rate based on footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig.

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2015, 2014 and 2013:

	Weighted Average	Rig		Profits
	Number	Operating	Revenue	(Loss)	Segment
Contract Drilling	of Rigs	Days	Per Day	Per Day	Profits %
2013:
First Quarter	12	850	$ 16,500	$ 5,700	35%
Second Quarter	12	846	$ 16,500	$ 5,000	30%
Third Quarter	12	833	$ 16,500	$ 5,500	34%
Fourth Quarter	12	781	$ 16,400	$ 5,800	35%
Full Year	12	3,310	$ 16,500	$ 5,500	33%
2014:
First Quarter	12	821	$ 16,500	$ 5,300	32%
Second Quarter	12	942	$ 16,300	$ 5,100	32%
Third Quarter	12	968	$ 16,800	$ 5,200	31%
Fourth Quarter	12	948	$ 16,600	$ 5,400	33%
Full Year	12	3,679	$ 16,600	$ 5,300	32%
2015:
First Quarter	12	674	$ 17,000	$ 5,900	34%
Second Quarter	12	280	$ 15,500	$ 3,000	20%
Third Quarter	12	252	$ 15,300	$ 2,600	17%
Fourth Quarter	12	155	$ 16,500	$ 400	3%
Full Year	12	1,361	$ 16,300	$ 4,000	25%

We gauge activity levels in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.

Operating Cost Overview

Our operating costs are comprised primarily of labor costs, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. A majority of our employees are paid on an hourly basis. We also employ personnel to supervise our activities, sell our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and can vary depending on the number of rigs, trucks and other equipment in our fleet, as well as employee payroll, and our safety record. Compensation for administrative personnel in local operating yards and our corporate office is accounted for as general and administrative expenses.

Critical Accounting Policies and Estimates

Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.  A complete summary of these policies is included in Note 2 of the notes to our consolidated financial statements.

Critical Accounting Policies

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

Self-Insured Risk Accruals.    We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our rig fleet, with the exception of certain rigs, newly manufactured rigs and pumping services equipment. We have deductibles per occurrence for workers’ compensation, auto & general liability claims, and medical and dental coverage of $2.5 million, $1 million, and $400,000, respectively. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and claims history.

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

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Although realization is not assured, management believes it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets as of December 31, 2015 based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of December 31, 2015.

We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards and other deductible temporary differences in certain state jurisdictions will not be realized. In recognition of this risk, we have provided a valuation allowance of $0.9 million on the net deferred tax asset relating to these state jurisdictions as a result of the company being in a cumulative three year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.

If estimates of future taxable income in the carryforward periods are reduced and we feel that there is not a more-likely-than-not basis that the Company will be able to realize the U.S deferred tax assets and state deferred tax assets that do not have a valuation allowance as of December 31, 2015, we may record a valuation allowance at that time.

Critical Accounting Estimates

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (GAAP) requires management to make certain estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the balance sheet date and the amounts of revenues and expenses recognized during the reporting period. We analyze our estimates based on experience and various other assumptions that we believe to be reasonable under the circumstances. However, actual results could differ from such estimates. The following is a discussion of our critical accounting estimates.

Depreciation and Amortization.    In order to depreciate and amortize our property and equipment and our intangible assets with finite lives, we estimate the useful lives and salvage values of these items. Our estimates may be affected by such factors as changing market conditions, technological advances in the industry or changes in regulations governing the industry.

Impairment of Property and Equipment.    We analyze the potential impairment of property and equipment annually as of December 31 or on an interim basis if events or circumstances indicate that the fair values of the assets have decreased below the carrying value. Our analysis for potential impairment of property and equipment requires us to estimate undiscounted future cash flows. Actual impairment charges are recorded using an estimate of discounted future cash flows. The determination of future cash flows requires us to estimate rates and utilization in future periods and such estimates can change based on market conditions, technological advances in industry or changes in regulations governing the industry.

     Impairment of Goodwill.    Goodwill is not amortized. We assess impairment of goodwill annually as of December 31, or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. A qualitative assessment of whether it is more likely than not that the fair value of a reporting unit is less than its carrying value is allowed but not required. If it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then the two-step impairment test is performed. In the two-step test, first, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. If impairment is indicated, then the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination. The amount of impairment for goodwill is measured as the excess of its carrying value over its fair value.  We performed our assessment of goodwill related to the completion and remedial services segment as of September 30, 2015. For step one of the impairment testing, we tested the only reporting unit with goodwill for goodwill impairment: completion and remedial services. Our contract drilling, well servicing and fluid services reporting units did not carry any goodwill, and were not subject to the test. This assessment indicated that $81.9 million was considered impaired as of September 30,

2015. This non-cash charge eliminated all of our existing goodwill as of September 30, 2015. Please see Note 19. Fair Value in the notes to our consolidated financial statements for further information about our goodwill impairment.

Allowance for Doubtful Accounts.    We estimate our allowance for doubtful accounts based on an analysis of past collection activity and specific identification of overdue accounts. Factors that may affect this estimate include (1) changes in the financial positions of significant customers and (2) a decline in commodity prices that could affect the entire customer base.

Litigation and Self-Insured Risk Reserves.    We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigation and insured claims could differ significantly from estimated amounts. As discussed in “Self-Insured Risk Accruals” above with respect to our critical accounting policies, we maintain accruals on our balance sheet to cover self-insured retentions. These accruals are based on a third-party analysis developed using historical data to project future losses. Loss estimates in the calculation of these accruals are adjusted based upon reported claims and actual claim settlements.

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

Stock-Based Compensation.    We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2015, 2014 and 2013 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of operations. For performance-based restricted stock awards, compensation expense is recognized in our financial statements based on their grant date fair value. We utilize (i) the closing stock price on the date of the grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options have not been issued since 2007 but were valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

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

Results of Operations

The results of operations between periods may not be comparable, primarily due to fluctuations in the oil and natural gas industry throughout 2015, 2014 and 2013, as well as the Company’s growth in asset base during 2014 and 2013. The asset base  decreased in 2015 from 2014.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014

Revenues.    Revenues decreased by 46% to $805.6 million in 2015 from $1.5 billion in 2014. This decrease was primarily due to a significant decrease in crude oil prices resulting in lower demand for our services by our customers, particularly from our completion and remedial services and contract drilling segments.

Completion and remedial services revenue decreased by  56% to $307.6 million in 2015 as compared to $698.9 million in 2014. The decrease in revenue between these periods was primarily due to lower pumping and fracturing revenues driven by the overall decrease in new well completion activity, as well as pricing concessions given to customers. Total hydraulic horsepower was 444,000 and 443,000 at December 31, 2015 and December 31, 2014, respectively.

Fluid services revenue decreased by  30% to $258.6 million in 2015 compared to $369.8 million in 2014.  This decrease was mainly due to a decrease in trucking hours and lower pricing for our services. Revenue per fluid service truck decreased 30% to

$254,000 in 2015 compared to $362,000 in 2014, due to decreased disposal activities and lower pricing. Our weighted average number of fluid service trucks decreased to 1,018 in 2015 from 1,022 in 2014.

Well servicing revenues decreased by 40% to $217.2 million in 2015 compared to $361.7 million in 2014. Rig utilization decreased to 49% in 2015 from 71% during 2014, reflecting lower activity levels and the competitive market in oil-dominated areas. Our weighted average number of well servicing rigs decreased to 421 during 2015 compared to 422 in 2014 due to the sale of four barge rigs in the first quarter of 2014. We experienced a decrease of 16% in revenue per rig hour to $348  during 2015 from $412 during 2014, due to pricing competition, especially from smaller service companies.

Contract drilling revenues decreased by 64% to $22.2 million in 2015 compared to $60.9 million in 2014. The decrease was driven mainly by a decrease in drilling activity, which caused a decline in rig operating days. The number of rig operating days decreased to 1,361  in  2015 compared to 3,679 in 2014.  The average revenue per rig day decreased to $16,300 in 2015 from $16,600 in 2014, due to pricing competition.

Direct Operating Expenses.    Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, decreased by  36% to $642.9 million in 2015 from $1.0 billion in 2014. This decrease was due to the lower activity levels in all our segments.

Direct operating expenses for the completion and remedial services segment decreased by  44% to $245.1 million in 2015 as compared to $434.5 million in 2014, due primarily to decreased activity levels and reduction in headcount. Segment profits decreased to 20%  of revenues in 2015 compared to 38% in 2014, due to decremental margins on a lower revenue base in all operating areas as well as significant pricing discounts for our pumping services.

Direct operating expenses for the fluid services segment decreased by 26% to $196.2 million in 2015 as compared to $265.1 million in 2014. Segment profits were 24% of revenues in 2015 and 28% of revenues in 2014, due to high levels of competition for trucking services and lower skim oil sales and disposal activity.

Direct operating expenses for the well servicing segment decreased by 32% to $185.0 million in 2015 as compared to $270.3 million in 2014, due primarily to decreased personnel costs and reduced demand for our services. Segment profits decreased to 15% of revenues in 2015 compared to 25% in 2014, due to competitive pricing pressures and the impact of decremental margins on a lower revenue base.

Direct operating expenses for the contract drilling segment decreased by 60% to $16.7 million in 2015 as compared to $41.5 million in 2014, due to a significant decrease in the North American on-shore drilling rig count. Segment profits were 25% of revenues in 2015 compared to 32% in 2014, due to decline in drilling activity.

General and Administrative Expenses.    General and administrative expenses decreased by 14% to $143.5 million in 2015 from $167.3 million in 2014. The decrease was primarily due to lower payroll and incentive compensation costs due to a reduction in workforce in 2015, plus additional cost saving initiatives implemented in late 2014 and 2015.  G&A expense included $13.7 million and $14.7 million of stock-based compensation expense in 2015 and 2014, respectively.

Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $241.5 million in 2015, as compared to $217.5 million in 2014, reflecting the increase in the size of and investment in our asset base during 2014. During 2015, we invested $56.9 million for cash capital expenditures, $16.0 million for capital leases and an additional $16.7 million for acquisitions.

Goodwill Impairment.    In the third quarter of 2015, we recorded a non-cash charge totaling $81.9 million for impairment of all of the goodwill associated with our completion and remedial services segment.

Interest Expense.    Interest expense remained relatively flat at  $68.0 million in 2015 compared to  $67.0 million in 2014.

Income Tax Expense.    Income tax benefit was $131.3 million in 2015, as compared to tax expense of $521,000 in 2014. Our effective tax benefit rate was approximately 35% in 2015 compared to an effective tax expense rate of 7% in 2014. The change in the effective tax rate is due to the tax impact associated with the impairment of goodwill in 2015 and 2014 and the impact of permanent items on a higher pre-tax loss amount in 2015. Our effective tax benefit in 2015 approximates the federal statutory rate of 35%. The 2014 effective tax rate of 7% differed from the statutory tax rate due to state taxes and goodwill impairment.

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

Liquidity and Capital Resources

Currently, our primary capital resources are net cash flows from our operations and utilization of capital leases and our $250.0 million revolving credit facility. On February 17, 2016, we entered into a term loan agreement that provides for borrowings of an aggregate principal amount of $165.0 million on the closing date and delayed draw term loan borrowings in an aggregate principal amount not to exceed $15.0 million. As of December 31, 2015, we had cash and cash equivalents of $46.7 million compared to $79.9 million as of December 31, 2014. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

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

As of December  31, 2015, we had no borrowings and $50.3 million of letters of credit outstanding under our Credit Agreement giving us $93.4 million of available borrowing capacity based on its borrowing base (comprised of eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment) determined as of such date.  If borrowing capacity under our Credit Agreement decreases in the future (i.e., based on eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment), we may pursue alternative debt financing arrangements (subject to limitations under our senior note indentures) or other sources depending on market conditions to meet future liquidity needs.

Net Cash Provided by Operating Activities

Cash flow from operating activities was $95.5 million for the year ended December 31, 2015 as compared to $224.5 million in 2014 and $165.6 million in 2013.  The decrease in 2015 was due primarily to a  decrease in operating income offset by an increase in working capital. The increase in 2014 was primarily due to  an increase in operating income and a decrease in accounts receivable.

Capital Expenditures

Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) for 2015 were $70.6 million as compared to $252.4 million in 2014, and $158.4 million in 2013.  Cash capital expenditures decreased in 2015 from 2014 due to a decrease in expansionary capital expenditures, primarily related to our completion and remedial segment of  $9.6 million in 2015 from $119.5 million in 2014. Through our capital lease program, we also added assets of approximately $16.0 million, $75.2 million and $50.6 million in 2015, 2014 and 2013, respectively.

In 2016, we have currently planned capital expenditures of approximately $40.0 million including capital leases of $15.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing

Our current primary capital resources are cash flow from our operations, our $250.0 million revolving credit facility, and the ability to enter into capital leases, the ability to incur additional secured indebtedness, and a cash balance of $46.7 million at December 31, 2015. We had no borrowings and $50.3 million in letters of credit outstanding under the Amended and Restated Credit Agreement as of December 31, 2015, giving us $93.4 million of available borrowing capacity. In 2015, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases.

On February 17, 2016, we entered into a term loan agreement that provides for borrowings of an aggregate principal amount of $165.0 million on the closing date and delayed draw term loan borrowings in an aggregate principal amount not to exceed $15.0 million.  We expect the initial closing date of the Term Loan Agreement will occur on or about February 26, 2016, at which time we will also enter into an amendment to our revolving credit facility to reduce aggregate commitments thereunder to $100.0 million. See “--Term Loan Agreement” below.

We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our long-term debt, (2) interest on long-term debt, (3) our capital leases, (4) our operating leases, (5) our asset retirement obligations and (6) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2015 (in thousands):

	Obligations Due in
	Periods Ended December 31,
Contractual Obligations	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt (excluding capital leases)	$ 775,000	$ -	$ -	$ 475,000	$ 300,000
Capital leases	111,063	48,651	56,164	6,155	93
Operating leases	15,884	4,162	5,049	3,241	3,432
Asset retirement obligation	2,301	577	217	569	938
Total	$ 904,248	$ 53,390	$ 61,430	$ 484,965	$ 304,463

Our long-term debt as of December 31, 2015, excluding capital leases, consisted of our $300.0 million 7.75% Senior Notes due 2022 and our $475.0 million 7.75% Senior Notes due 2019. Interest on long-term debt relates to our future contractual interest obligations on our Senior Notes. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate. Our asset retirement obligation relates to disposal wells.

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2015, we were in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

The 2022 Notes and the guarantees were offered and sold in private transactions in accordance with Rule 144A and Regulation S under the Securities Act. We received net proceeds from the issuance of the 2022 Notes of approximately $293.3 million after discounts and offering expenses. We used a portion of the net proceeds from the offering to fund our pending tender offer and consent solicitation for our 7.125% Senior Notes due 2016 (The “2016 Notes”) and to redeem any of the 2016 Notes not purchased in the tender offer. The remainder of the net proceeds was used for general corporate purposes.

The 2022 Notes and the guarantees were issued pursuant to an indenture dated as of October 16, 2012 (the “2022 Notes Indenture”), by and among us, the guarantor’s party thereto and Wells Fargo Bank, National Association, as trustee. Interest on the 2022 Notes accrues from and including October 16, 2012 at a rate of 7.75% per year. Interest on the 2022 Notes is payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2013. The 2022 Notes mature on October 15, 2022.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications set forth in the 2022 Indenture. At December 31, 2015, we were in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

On April 21, 2015, Basic entered into an amendment to the Amended and Restated Credit Agreement that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Credit Agreement based on availability under a borrowing base comprised of eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment of Basic; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Credit Agreement is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If availability is less than these amounts, Basic will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

We had no borrowings and $50.3 million in letters of credit outstanding under the Amended and Restated Credit Agreement as of December 31, 2015, giving us $93.4 million of available borrowing capacity. At December 31, 2015, we were in compliance with our covenants under the Amended and Restated Credit Agreement.

     Term Loan Agreement

   On February 17, 2016, we entered into a Term Loan Credit Agreement (the “Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders.  The Term Loan Agreement includes two categories of borrowings: (a) the closing date term loan borrowings in an aggregate amount of $165.0 million, and (b) the delayed draw term loan borrowings in an aggregate principal amount not to exceed $ 15.0 million. The making of the term loans is subject to the satisfaction of certain conditions precedent, including, with respect to the delayed draw term loans, the consent of the lenders providing the delayed draw term loans.  The conditions precedent to the making of the closing date term loans include, among other things, (i) the execution and delivery of (a) a guarantee agreement, pursuant to which the obligations under the Term Loan Agreement  will be guaranteed on a joint and several basis by each of Basic’s    current subsidiaries  (subject to certain exceptions), (b) a security agreement, pursuant to which the obligations under  the Term Loan Agreement will be secured by substantially all  assets of Basic and the assets of the guarantors and (c) an intercreditor agreement, which will govern, among other things, priority of distribution of collateral that is pledged as collateral under  each of the Term Loan Agreement and our Revolving Credit Facility and (ii) our causing more than 49.1% of the Term Loan Priority Collateral  to become subject to a perfected  lien in favor of the term loan administrative agent.

  The proceeds of the term loans will be deposited into an escrow account, from which they will be released only upon the satisfaction of the following conditions: (i) 49.1% of the proceeds of the closing date term loans may be released upon our causing not less than 49.1% of the Term Loan Priority Collateral to become subject to a perfected lien in favor of the term loan administrative agent;  (ii) upon our causing not less than 75% of the Term Loan Priority Collateral to become subject to a perfected lien in favor of the term loan administrative agent, the term loans in the escrow account may be released to the extent that the aggregate amount of term loans released to the borrower on or prior to such date equals 75% of the term loans funded into the escrow account and (iii) the remaining proceeds of the term loans deposited in the escrow account may be released upon our causing not less than 95% of the Term Loan Priority Collateral to become subject to a perfected lien in favor of the term loan administrative agent.

 Borrowings under the Term Loan Agreement will mature on February 26, 2021 unless, such date is not a business day, in which case the borrowings under the Term Loan Agreement will mature on the first preceding business day. However, if Basic has not completed an acceptable 2019 Senior Notes Refinancing by November 17, 2018, then the borrowings under the Term Loan Agreement will mature on November 17, 2018.    We are required to prepay the Term Loan Agreement under circumstances without premium or penalty unless such prepayment is the result of a “springing” maturity date of November 17, 2018 described above, a change of control or the incurrence of indebtedness not permitted under the Term Loan Agreement and under certain other circumstances, in which case such prepayment will be subject to an applicable premium.

 Each loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to 13.50%. In addition, we will be responsible for the applicable lenders’ fees, including a closing payment equal to 7.00% of the aggregate principal amount of commitments of each lender under the Term Loan Agreement as of the effective date, and administrative agent fees.

   The Term Loan Agreement contains various covenants that, subject to agreed upon exceptions, limit Basic’s ability and the ability of certain of our subsidiaries to:

•	incur indebtedness;
•	grant liens;
•	enter into sale and leaseback transactions;

•	make loans, capital expenditures, acquisitions and investments;
•	change the nature of business;
•	acquire or sell assets or consolidate or merge with or into other companies;
•	declare or pay dividends;
•	enter into transactions with affiliates;
•	enter into burdensome agreements;
•	prepay, redeem or modify or terminate other indebtedness;
•	change accounting policies and reporting practices;
•	amend organizational documents; and
•	use proceeds to fund any activities of or business with any person that is the subject of governmental sanctions.

    If an event of default occurs under the Term Loan Agreement, then the term loan administrative agent may, with the consent of  the required lenders , or shall, at the direction of, the required lenders,  (i) terminate lenders’ commitments under the Term Loan Agreement, (ii) declare any outstanding loans under the Term Loan Agreement to be immediately due and payable, and (iii) exercise on behalf of itself and the lenders all rights and remedies available to it and the    lenders under the applicable loan documents or applicable    law or equity.

We expect the initial closing date of the Term Loan Agreement will occur on or about February 26, 2016, at which time we will also enter into an amendment to our revolving credit facility to reduce aggregate commitments thereunder to $100.0 million, the term loan security agreement with the term loan administrative agent and an intercreditor agreement.

Other Debt

We have a variety of other capital leases and notes payable outstanding that are customary in our business. None of these debt instruments are individually material. Our leases with Bank of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. As of December 31, 2015, we had total capital leases of approximately $111.1 million.

Preferred Stock

At December 31, 2015 and December 31, 2014, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of December 31, 2015, we had approximately $352.5 million of net operating loss carryforwards.  Although realization is not assured, management believes it is more likely than not that we will generate sufficient future U.S. taxable income to realize our U.S. deferred tax assets as of December 31, 2015 based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of December 31, 2015.

We believe that it is more likely than not that the benefit from certain state net operating loss carryforwards and other deductible temporary differences in certain state jurisdictions will not be realized. In recognition of this risk, we have provided a valuation allowance of approximately  $898,000 on the net deferred tax asset relating to these state jurisdictions as a result of the company being in a cumulative three year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.

Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The Update eliminates the concept of an extraordinary item. The Update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

           In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs. ” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

            In July 2015 the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11, changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The Update also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

            In August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date”, that defers by one year the effective date of ASU 2014-09,  “Revenue from Contracts with Customers”.  The Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.    Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

  In September 2015 the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustment”.  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement –period adjustments that occur in periods after a business combination is consummated. The Update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic has early adopted this pronouncement and it did not have a material impact on its consolidated financial statements and related disclosures.

  In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The main provision of this Update is to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position. This Update is effective for Basic in annual and interim periods beginning after December 15, 2016. The adoption of this Update will not have a material impact on the Company's consolidated financial statements and related disclosures.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2015, we had no borrowings outstanding under agreements with market risk sensitive instruments, and were not party to any other material market risk sensitive instruments.

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

In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2015, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

The Company acquired Harbor Resources, LLC, Aerion Rental, LLC and GreyRock Pressure Pumping, LLC, during 2015, and management excluded from its assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015,  Harbor Resources, LLC, Aerion Rental, LLC and GreyRock Pressure Pumping, LLC’s internal control over financial reporting associated with total assets of $16.7 million and total revenues of $3.0 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2015.

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

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Basic Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s report on internal control over financial reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Basic Energy Services, Inc. acquired Harbor Resources, LLC, Aerion Rental, LLC and GreyRock Pressure Pumping, LLC (collectively, the “Acquisitions”) during 2015, and management excluded from its assessment of the effectiveness of Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2015,  the Acquisitions’ internal control over financial reporting associated with total assets of $16.7 million and total revenues of $3.0 million included in the consolidated financial statements of Basic Energy Services, Inc. and subsidiaries as of and for the year ended December 31, 2015. Our audit of internal control over financial reporting of Basic Energy Services, Inc. also excluded an evaluation of the internal control over financial reporting of the Acquisitions.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2015, and our report dated February 23, 2016 expressed an unqualified opinion on those consolidated financial statements.

KPMG LLP

Dallas, Texas

February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders

Basic Energy Services, Inc.:

We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three‑year period ended December 31, 2015. In connection with our audits of the consolidated financial statements, we also have audited financial statement schedule II. These consolidated financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the years in the three‑year period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly, in all material respects, the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated February 23, 2016 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

KPMG LLP

Dallas, Texas

February 23, 2016

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share and per share data)

	December 31,
	2015	2014

ASSETS
Current assets:
Cash and cash equivalents	$46,732	$79,915
Trade accounts receivable, net of allowance of $2,670 and $2,032, respectively	102,127	247,069
Accounts receivable - related parties	35	161
Income tax receivable	1,828	3,121
Inventories	36,944	44,557
Prepaid expenses	13,851	15,779
Other current assets	9,968	9,934
Deferred tax assets	13,484	14,664
Total current assets	224,969	415,200
Property and equipment, net	846,290	1,007,969
Deferred debt costs, net of amortization	13,124	15,350
Goodwill	-	78,011
Other intangible assets, net of amortization	66,745	71,173
Other assets	10,241	9,474
Total assets	$1,161,369	$1,597,177
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$54,521	$50,618
Accrued expenses	59,380	90,810
Current portion of long-term debt	48,651	48,575
Other current liabilities	7,003	6,135
Total current liabilities	169,555	196,138
Long-term debt, net of premium on notes of $956 and $1,217 at December 31, 2015 and 2014, respectively	838,368	882,572
Deferred tax liabilities	18,550	147,621
Other long-term liabilities	28,558	28,193
Commitments and contingencies
Stockholders' equity:
Preferred stock; $.01 par value; 5,000,000 shares authorized; none designated or issued at December 31, 2015 and December 31, 2014, respectively	-	-
Common stock; $.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,196,680 shares outstanding at December 31, 2015; and 43,500,032 shares issued and 42,241,719 shares outstanding at December 31, 2014	435	435
Additional paid-in capital	374,729	369,920
Retained deficit	(256,812)	(15,067)
Treasury stock, at cost 1,303,352 and 1,258,313 shares at December 31, 2015 and 2014, respectively	(12,014)	(12,635)
Total stockholders' equity	106,338	342,653
Total liabilities and stockholder's equity	$1,161,369	$1,597,177

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2015	2014	2013

Revenues:
Completion and remedial services	$307,550	$698,917	$501,137
Fluid services	258,597	369,774	343,863
Well servicing	217,245	361,683	363,386
Contract drilling	22,207	60,910	54,518
Total revenues	805,599	1,491,284	1,262,904

Expenses:
Completion and remedial services	245,069	434,457	327,540
Fluid services	196,155	265,105	239,154
Well servicing	184,952	270,344	265,058
Contract drilling	16,680	41,513	36,336
General and administrative, including stock-based compensation of $13,728, $14,714 and $11,830 in 2015, 2014 and 2013, respectively	143,458	167,301	171,439
Depreciation and amortization	241,471	217,480	209,747
Loss on disposal of assets	1,602	1,974	2,873
Goodwill impairment	81,877	34,703	-
Total expenses	1,111,264	1,432,877	1,252,147
Operating (loss) income	(305,665)	58,407	10,757
Other income (expense):
Interest expense	(67,964)	(67,042)	(67,207)
Interest income	26	40	53
Other income	528	775	743
Loss before income taxes	(373,075)	(7,820)	(55,654)
Income tax (expense) benefit	131,330	(521)	19,725
Net loss	$(241,745)	$(8,341)	$(35,929)
Net loss available to common stockholders	$(241,745)	$(8,341)	$(35,929)

Loss per share of common stock:
Basic	$(5.97)	$(0.20)	$(0.89)
Diluted	$(5.97)	$(0.20)	$(0.89)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity
Balance - December 31, 2012	43,500,032	435	359,160	(16,388)	29,203	372,410
Issuances of restricted stock	-	-	(6,751)	6,751	-	-
Amortization of share based compensation	-	-	11,830	-	-	11,830
Purchase of treasury stock	-	-	-	(3,605)	-	(3,605)
Exercise of stock options / vesting of	-	-	-	-	-
restricted stock	-	-	(565)	1,146	-	581
Net loss	-	-	-	-	(35,929)	(35,929)
Balance - December 31, 2013	43,500,032	435	363,674	(12,096)	(6,726)	345,287
Issuances of restricted stock	-	-	(9,583)	9,583	-	-
Amortization of share based compensation	-	-	14,714	-	-	14,714
Purchase of treasury stock	-	-	-	(12,733)	-	(12,733)
Exercise of stock options / vesting of
restricted stock	-	-	1,115	2,611	-	3,726
Net loss	-	-	-	-	(8,341)	(8,341)
Balance - December 31, 2014	43,500,032	435	369,920	(12,635)	(15,067)	342,653
Issuances of restricted stock	-	-	(3,779)	3,779	-	-
Amortization of share based compensation	-	-	13,728	-	-	13,728
Purchase of treasury stock	-	-	-	(5,742)	-	(5,742)
Exercise of stock options / vesting of
restricted stock	-	-	(5,140)	2,584	-	(2,556)
Net loss	-	-	-	-	(241,745)	(241,745)
Balance - December 31, 2015	43,500,032	$435	$374,729	$(12,014)	$(256,812)	$106,338

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(in thousands)

	Years ended December 31,
	2015	2014	2013

Cash flows from operating activities:
Net loss	$(241,745)	$(8,341)	$(35,929)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization	241,471	217,480	209,747
Goodwill impairment	81,877	34,703	-
Accretion on asset retirement obligation	134	132	112
Change in allowance for doubtful accounts	638	(1,643)	895
Amortization of deferred financing costs	3,622	3,176	3,102
Amortization of premium on notes	(261)	(242)	(224)
Non-cash compensation	13,728	14,714	11,830
Loss on disposal of assets	1,602	1,974	2,873
Deferred income taxes	(131,171)	87	(20,030)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	144,430	(41,143)	3,813
Inventories	7,846	(9,798)	5,990
Prepaid expenses and other current assets	(740)	(14,435)	(1,046)
Other assets	(767)	(1,810)	(1,154)
Accounts payable	3,903	5,110	(16,232)
Income tax receivable	1,293	(204)	(922)
Other liabilities	1,109	11,303	6,767
Accrued expenses	(31,430)	13,473	(4,004)
Net cash provided by operating activities	95,539	224,536	165,588
Cash flows from investing activities:
Purchase of property and equipment	(53,868)	(236,295)	(136,950)
Proceeds from sale of assets	8,109	39,835	19,863
Payments for other long-term assets	-	(879)	(1,132)
Payments for businesses, net of cash acquired	(16,730)	(16,090)	(21,467)
Net cash used in investing activities	(62,489)	(213,429)	(139,686)
Cash flows from financing activities:
Proceeds from debt	8,816	16,000	-
Payments of debt	(68,635)	(47,894)	(45,397)
Purchase of treasury stock	(5,742)	(12,733)	(3,605)
Tax withholding from exercise of stock options	(3)	(362)	(200)
Exercise of employee stock options	727	4,646	781
Deferred loan costs and other financing activities	(1,396)	(2,381)	(514)
Net cash used in financing activities	(66,233)	(42,724)	(48,935)
Net decrease in cash and equivalents	(33,183)	(31,617)	(23,033)
Cash and cash equivalents - beginning of year	79,915	111,532	134,565
Cash and cash equivalents - end of year	$46,732	$79,915	$111,532

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

December 31, 2015, 2014, and 2013

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

Estimates, Risks and Uncertainties

Preparation of the accompanying consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

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

Fair Value of Financial Instruments

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2015 and 2014. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date.

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The carrying amount of our revolving credit facility in long-term debt also approximates fair value due to its variable-rate characteristics.

	December 31, 2015		December 31, 2014
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
(In thousands)
7.75% Senior Notes due 2019, excluding premium	$ 475,000	$ 149,625	$ 475,000	$ 372,875
7.75% Senior Notes due 2022, excluding premium	300,000	87,030	300,000	225,000

7.75% Senior Notes due 2019, and 7.75% Senior Notes due 2022: The fair value of our long-term notes is based upon the quoted market prices at December 31, 2015 and December 31, 2014.

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

Buildings and improvements	20-30 years
Well service units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Fracturing/test tanks	10 years
Pumping equipment	5-10 years
Construction equipment	3-10 years
Contract drilling equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	2-15 years
Aircraft	10 years
Software and computers	3 years

The components of a well servicing rig generally require replacement or refurbishment during the well servicing rig’s life and are depreciated over their estimated useful lives, which ranges from 3 to 15 years. The costs of the original components of a purchased or acquired well servicing rig are not maintained separately from the base rig.

Impairments

Long-lived assets, which include property, plant and equipment, and purchased intangibles subject to amortization with finite lives, are evaluated whenever events or changes in circumstances (“triggering events”) indicate that the carrying value of certain long-lived assets may not be recoverable. Long-lived assets are reviewed for impairment upon the occurrence of a triggering event. An impairment loss is recorded in the period in which it is determined that the carrying amount of a long-lived asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be at the reporting unit level, which consists of the well servicing, fluid servicing, completion and remedial services and contract drilling. If the estimated undiscounted future net cash flows are less than the carrying amount of the related assets, an impairment loss is determined by comparing the fair value with the carrying value of the related assets.

Basic determined that the continued drop in utilization across reporting units during 2015 constituted a triggering event. Although the severity and extent of the industry downturn is uncertain, absent a significant recovery in utilization of assets across reporting units, expected cash flows may decline in future periods. As a result of the triggering event in 2015, a recoverability test was performed on the long-lived asset groups supporting each of the Company’s reporting units. As of December 31, 2015, the recoverability testing for each asset group yielded an estimated undiscounted net cash flow that was greater than the carrying amount of the related assets, and as such, no impairment loss was recognized during 2015. If recoverability testing is performed in future periods and any reporting unit experiences a decline in undiscounted cash flows, the reporting unit could be susceptible to an impairment loss.

Deferred Debt Costs

Basic capitalizes certain costs associated with borrowing, such as lender’s fees and related attorney’s fees. These costs are amortized and included in interest expense using the effective interest method.

Deferred debt costs were approximately $26.6 million net of accumulated amortization of $13.5 million, and $25.7 million net of accumulated amortization of $10.4 million at December 31, 2015 and December 31, 2014, respectively. Amortization of deferred debt costs totaled approximately $3.1 million, $3.2 million and $3.1 million for the years ended December 31, 2015, 2014 and 2013, respectively. In 2015, Basic recorded $508,000 of accelerated amortization of debt issuance costs related to the amended revolving credit agreement.

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

The Company performed an assessment of goodwill related to the completion and remedial reporting unit as of September 30, 2015. This assessment indicated that $81.9 million was impaired as of September 30, 2015. This non-cash charge eliminated all of the Company’s existing goodwill as of September 30, 2015, and is included as Impairment of Goodwill on the consolidated statement of operations. See Note 19 for further disclosure regarding goodwill.

The changes in the carrying amount of goodwill for the year ended December 31, 2015, are as follows (in thousands):

Completion
and Remedial
Services
Balance as of December 31, 2014	$78,011
Goodwill adjustments	3,866
Goodwill impairment	(81,877)
Balance as of December 31, 2015	$-

Basic had trade names of $1.9 million as of December 31, 2015 and 2014. Trade names have an indefinite life and are tested for impairment annually.

Basic’s intangible assets subject to amortization were as follows (in thousands):

	December 31, 2015	December 31, 2014
Customer relationships	$92,660	$88,576
Non-Compete agreements	13,057	13,223
Trade names	1,939	1,939
Other intangible assets	2,086	2,097
	109,742	105,835
Less accumulated amortization	42,997	34,662
Intangible assets subject to amortization, net	$66,745	$71,173

Amortization expense for the years ended December 31, 2015, 2014 and 2013 was approximately $8.9 million, $8.6 million, and $8.4 million, respectively.

Amortization expense for the next five succeeding years is expected to be as follows (in thousands):

Amortization
Expense
2016	$8,519
2017	8,001
2018	6,682
2019	6,514
2020	6,403
Thereafter	30,626
$66,745

	Completion
	and Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Intangible assets subject to amortization, net	$49,627	$5,889	$8,303	$2,926	$66,745

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, rig engineering plans and developed technology are amortized over 15-year life.

Stock-Based Compensation

Basic has historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. Basic accounted for stock option and restricted stock awards in 2015, 2014, and 2013 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of operations. For performance based restricted stock awards, compensation expense is recognized in the Company's financial statements based on their grant date fair value. Basic utilizes (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using the historical volatility of the Company and our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options issued are valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of Basic’s common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in Basic’s consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.

On March 18, 2015, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the one-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2014 and ending on the last NYSE trading day of 2015). The number of phantom shares to be issued will range from 0% to 150% of the 704,089 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-third increments on March 15, 2016, 2017 and 2018 (subject to accelerated vesting in certain circumstances). As of December 31, 2015, Basic estimated that 66.7% of the target number of performance-based awards will be earned.  The Compensation Committee also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 654,500. These grants remain subject to vesting over a three-year period, with the first portion vesting March 15, 2016.  For further discussion of our share-based compensation, see Note 10. Incentive Plan.

Income Taxes

We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of their net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.

Accounts Receivable

Basic estimates its allowance for losses on accounts receivable based on past collections and expectations for future collections. Basic regularly reviews accounts for collectability. After all collection efforts are exhausted, if the balance is still determined to be uncollectable, the balance is written off. Expense related to the write off of uncollected accounts is recorded in general and administrative expense. Realized losses have been within management’s expectations.

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

Basic did not have any one customer which represented 10% or more of consolidated revenue for 2015, 2014 or 2013.

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

Litigation and Self-Insured Risk Reserves

Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions. Please see Note 7. Commitments and Contingencies for further discussion.

    Recent Accounting Pronouncements

In January 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-01, “Simplifying Income Statement Presentation by Eliminating the Concept of Extraordinary Items.” The Updates eliminates the concept of an extraordinary item. The Update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs. ” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The Update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic does not believe this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

In July 2015 the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11, changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The Update also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

In August 2015 the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date” , that defers by one year the effective date of ASU 2014-09,  “Revenue from Contracts with Customers”.  The Update is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.    Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements and related disclosures.

In September 2015 the FASB issued ASU 2015-16, “Business Combinations: Simplifying the Accounting for Measurement-Period Adjustment”.  ASU 2015-16 eliminates the requirement for an acquirer to retrospectively adjust the financial statements for measurement –period adjustments that occur in periods after a business combination is consummated. The Update is effective for annual periods beginning after December 15, 2015, and interim periods within those annual periods. Basic has early adopted this pronouncement and it did not have a material impact on its consolidated financial statements and related disclosures.

In November 2015, the FASB issued ASU No 2015-17, Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes. The main provision of this Update is to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position. This Update is effective for Basic in annual and interim periods beginning after December 15, 2016. The adoption of this Update will not have a material impact on the Company's consolidated financial statements and related disclosures.

3.Acquisitions

In 2015 and 2014, Basic acquired either substantially all of the assets of each of the following businesses, each of which were accounted for using the purchase method of accounting. The following table summarizes the final values at the date of acquisition (in thousands):

	Closing Date	Total Cash Paid (net of cash acquired)

Pioneer Fishing and Rental, Inc.	September 17, 2014	$16,090
Total 2014		$16,090

Harbor Resources, LLC	July 17, 2015	$4,500
Aerion Rental, LLC	July 24, 2015	1,997
Grey Rock Pressure Pumping, LLC	August 31, 2015	10,233
Total 2015		$16,730

In conjunction with the acquisition of Grey Rock Pressure Pumping, LLC, the Company financed a portion of the assets under capital leases subsequent to the purchase date. The Company received $8.8 million from the lessor, which is included as proceeds from debt on the Company’s Consolidated Statement of Cash Flows.

The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The pro forma effect of the acquisitions completed in 2015,  2014 and 2013 are not material to the reported  results of operations, either individually or when aggregated. The provisional value used on Harbor Resources, LLC, Aerion Rental, LLC and GreyRock Pressure Pumping, LLC. will be finalized once the valuation of the tangible and intangible assets is complete.

4.Property and Equipment

Property and equipment consists of the following (in thousands):

	December 31,	December 31,
	2015	2014

Land	$19,893	$19,071
Buildings and improvements	73,599	69,629
Well service units and equipment	488,003	483,644
Fracturing/test tanks	363,346	355,912
Pumping equipment	345,938	343,379
Fluid services equipment	268,249	277,902
Disposal facilities	166,371	157,519
Contract drilling equipment	112,068	110,510
Rental equipment	94,970	102,471
Light vehicles	67,521	70,414
Software	21,920	21,416
Other	16,672	16,324
Construction equipment	15,174	15,764
Brine and fresh water stations	13,761	14,175
Aircraft	-	857
	2,067,485	2,058,987
Less accumulated depreciation and amortization	1,221,195	1,051,018
Property and equipment, net	$846,290	$1,007,969

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	December 31,	December 31,
	2015	2014

Fluid services equipment	$129,459	$143,014
Pumping equipment	43,573	42,264
Light vehicles	33,424	47,853
Contract drilling equipment	6,493	6,142
Well service units and equipment	541	883
Construction equipment	288	730
Software	-	17,120
Other	-	71
	213,778	258,077
Less accumulated amortization	82,679	100,896
	$131,099	$157,181

Amortization of assets held under capital leases of approximately $41.9 million,  $37.6 million and $31.7 million for the years ended December 31, 2015,  2014 and 2013, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5.    Long-Term Debt

Long-term debt consists of the following (in thousands):

	December 31,	December 31,
	2015	2014
Credit Facilities:
Revolver	$-	$16,000
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	956	1,217
Capital leases and other notes	111,063	138,930
	887,019	931,147
Less current portion	48,651	48,575
	$838,368	$882,572

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

These and other covenants that are contained in the 2019 Notes Indenture are subject to important exceptions and qualifications set forth in the 2019 Notes Indenture. At December 31, 2015, Basic was in compliance with the restrictive covenants under the 2019 Notes Indenture.

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

These and other covenants that are contained in the 2022 Notes Indenture are subject to important exceptions and qualifications set forth in the 2022 Notes Indenture. At December 31, 2015, Basic was in compliance with the restrictive covenants under the 2022 Notes Indenture.

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

On April 21, 2015, Basic entered into an amendment to the Amended and Restated Credit Agreement that, among other things: (A) reduces the maximum aggregate commitments thereunder from $300 million to $250 million; (B) permits credit extensions under the Credit Agreement based on availability under a borrowing base comprised of eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment of Basic; and (C) provides for the replacement of the existing financial covenants with new financial covenants, which apply only if availability under the Credit Agreement is less than the greater of (i) 25% of the aggregate commitments outstanding, or (ii) $62.5 million.  If availability is less than these amounts, Basic will be required to maintain (a) a consolidated senior secured leverage ratio not to exceed 2.50 to 1.00 and (b) a consolidated fixed charge coverage ratio not less than 1.00 to 1.00.

Basic had no borrowings and $50.3 million of letters of credit outstanding under the Credit Agreement as of December 31, 2015, giving Basic $93.4 million of available borrowing capacity. At December 31, 2015, Basic was in compliance with its covenants under the Credit Agreement.

Other Debt

Basic has a variety of other capital leases and notes payable outstanding, which is generally customary in Basic’s business. None of these debt instruments is material individually. Basic’s leases with Banc of America Leasing & Capital, LLC require Basic to maintain a minimum debt service coverage ratio of 1.05 to 1.00. At December 31, 2015, Basic was in compliance with this covenant.

As of December 31, 2015 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases

2016	$-	$48,651
2017	-	32,355
2018	-	23,809
2019	475,000	6,060
2020	-	95
Thereafter	300,000	93
	$775,000	$111,063

Basic’s interest expense consisted of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Cash payments for interest	$61,587	$61,873	$62,609
Commitment and other fees paid	2,484	2,767	1,905
Amortization of debt issuance costs and premium on senior secured notes	3,362	2,934	2,878
Change in accrued interest	563	(269)	129
Capitalized interest	(139)	(349)	(354)
Other	107	86	40
Total interest expense	$67,964	$67,042	$67,207

6.Income Taxes

Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2015	2014	2013
Current:
Federal	$(151)	$151	$-
State	(9)	842	435
Total	(160)	993	435
Deferred:
Federal	(127,482)	(1,015)	(18,873)
State	(3,688)	543	(1,287)
Total	(131,170)	(472)	(20,160)
Total income tax expense (benefit)	$(131,330)	$521	$(19,725)

Basic paid no federal income taxes during 2015 and 2014. Basic paid federal income taxes of $601,000 during 2013.

Reconciliation between the amount determined by applying the federal statutory rate of 35% to loss before income taxes to income (benefit) expense is as follows (in thousands):

	Years ended December 31,
	2015	2014	2013

Statutory federal income tax	$(130,576)	$(2,737)	$(19,479)
Meals and entertainment	684	825	660
State taxes, net of federal benefit	(3,698)	1,093	(966)
Goodwill impairment	2,833	1,380	-
Changes in estimates and other	(573)	(40)	60
	$(131,330)	$521	$(19,725)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31,
	2015	2014
Deferred tax assets:
Operating loss carryforward	$130,826	$39,737
Goodwill and intangibles	32,992	9,659
Accrued liabilities	14,028	15,573
Deferred compensation	12,988	12,008
Receivables allowance	976	746
Asset retirement obligation	672	625
Inventory	164	146
Valuation Allowances	(878)	-
Total deferred tax assets	$191,768	$78,494

Deferred tax liabilities:
Property and equipment	(195,211)	(209,650)
Prepaid expenses	(1,623)	(1,801)
Total deferred tax liabilities	$(196,834)	$(211,451)
Net deferred tax liability	$(5,066)	$(132,957)
Recognized as:
Deferred tax assets - current	13,484	14,664
Deferred tax liabilities - non-current	(18,550)	(147,621)
Net deferred tax liabilities	$(5,066)	$(132,957)

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2015, a valuation allowance of approximately $878,000 has been recorded on the net deferred tax asset for state net operating loss carryforwards and other deductible temporary differences in certain state tax jurisdiction  in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The amount of the deferred tax asset considered realizable for U.S deferred tax assets and state deferred tax assets that do not have a valuation allowance necessary as of December 31, 2015, however, could be adjusted if estimates of future taxable income during the carryforward period are reduced.

Interest is recorded in interest expense and penalties are recorded in income tax expense.  Basic had no interest or penalties related to an uncertain tax positions during 2015.  Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions.

As of December 31, 2015, Basic had approximately $352.5 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $141.4 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2016.

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

Operating Leases

Basic leases certain property and equipment under non-cancelable operating leases. The terms of the operating leases generally range from 12 to 60 months with varying payment dates throughout each month.

As of December 31, 2015, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ended December 31,

2016	$4,162
2017	2,838
2018	2,212
2019	1,761
2020	1,480
Thereafter	3,431
Total	$15,884

Rent expense approximated $13.9 million, $16.9 million and $18.2 million for 2015,  2014 and 2013, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.

Employment Agreements

Under the Amended and Restated Employment Agreement with T. M. “Roe” Patterson, Chief Executive Officer and President of Basic, initially effective through December 31, 2016, Mr. Patterson was initially entitled to an annual salary of $650,000, to be adjusted subject to review by the Compensation Committee of the Board. Under this employment agreement, Mr. Patterson is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under the terms of Basic’s equity compensation plans. In addition, upon a qualified termination of employment, Mr. Patterson would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, Mr. Patterson would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.

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

Self-Insured Risk Accruals

Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $2.5 million, $1.0 million and $400,000, respectively. Basic has $1.0 million as deductibles per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. In 2015 and 2014, Basic classified the workers’ compensation self-insured risk reserve between short-term and long-term, with $7.5 million and $9.1 million being allocated to short-term and $15.9 million and $16.8 million being allocated to long-term, respectively.

At December 31, 2015 and December 31, 2014, self-insured risk accruals totaled approximately $30.8 million, net of $73,000 receivable for medical and dental coverage, and $33.4 million, net of $14,000 receivable for medical and dental coverage, respectively.

8.Stockholders’ Equity

Common Stock

At December 31, 2015 and 2014, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized.

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

In March 2015, Basic granted certain members of management 888,104 restricted shares of common stock that vest over a three-year period.

During the year ended December  31, 2015, Basic issued 103,750 shares of common stock from treasury stock for the exercise of stock options.

Treasury Stock

In May 2012, Basic announced that its Board of Directors reinstated the share repurchase program initially adopted in 2008 and suspended in 2009. The program allows the repurchase of up to $50.0 million of Basic’s shares of common stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the common stock, general market conditions, available cash and alternative investment opportunities. During 2015, Basic repurchased 913,600 shares for a total price of approximately $4.5 million (an average of approximately $4.90 per share), inclusive of commissions and fees. As of December 31, 2015, Basic may purchase up to an additional $9.5 million of Basic’s shares of common stock under this program.

Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic repurchased a total of 230,048 and 254,604 shares through net share settlements during 2015 and 2014, respectively.

Preferred Stock

At December 31, 2015 and 2014, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.

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

The Stockholders’ Agreement provides for certain informational and consultation rights, along with confidentiality obligations, and registration rights for the DLJ Parties. As long as (i) any DLJ Party remains an Affiliate (as defined in the Stockholders’ Agreement) of Basic or (ii) the DLJ Parties, collectively, beneficially hold at least ten percent of the outstanding shares of Basic’s common stock, the DLJ Parties can require Basic to register shares of common stock on up to three occasions, provided that the proposed offering proceeds for the offering equal or exceed $10 million (or $5 million if Basic is able to register such securities on Form S-3). In addition such demand registration rights, the Stockholders’ Agreement provides the DLJ Parties with piggyback registration rights with respect to any proposed offering of equity securities pursuant to a registration statement filed by Basic (other than a registration statement on Form S-4 or Form S-8). Basic is also obligated under the Stockholders’ Agreement to perform certain other actions in connection with a demand registration or piggyback registration request by any of the DLJ Parties. The Stockholders’ Agreement terminated in 2015.

10.Incentive Plan

In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 22, 2013) (the “Plan”), which provides for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Plan assumed the awards of the plans of Basic’s predecessors that were awarded and remained outstanding prior to adoption of the Plan. The Plan provides for the issuance of 11,350,000 shares. Of these shares, approximately 2,095,334 shares are available for grant as of December 31, 2015. The Plan is administered by the Plan committee, and in the absence of a Plan committee, by the Board of Directors, which determines the awards and the associated terms of the awards and interprets its provisions and adopts policies for implementing the Plan. The number of shares authorized under the Plan and the number of shares subject to an award under the Plan will be adjusted for stock splits, stock dividends, recapitalizations, mergers and other changes affecting the capital stock of Basic.

There were no options granted during 2015,  2014 or 2013.

During the years ended December 31, 2015,  2014 and 2013, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately  $13.7 million, $14.7 million and $11.8 million, respectively. For compensation expense recognized during the years ended December 31, 2015,  2014 and 2013, Basic recognized a tax benefit of approximately $4.8 million, $5.3 million and $4.0 million, respectively.

As of December 31, 2015, there was  $15.7 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 1.76 years. The total fair value of share-based awards vested during the years ended December 31, 2015,  2014 and 2013 was approximately $5.4 million, $20.6 million and $11.9 million, respectively. During 2015,  2014 and 2013 there was no tax benefit due to the net operating loss.  In the event of a net operating gain the tax benefits would have been $11,000,  $4.5 million and $764,000, respectively.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire ten years from the date they are granted, and generally vest over periods ranging from three to five years.

The following table reflects the summary of stock options outstanding at December 31, 2015 and the changes during the twelve months then ended:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	280,000	$19.05
Options granted	-	-
Options forfeited	-	$-
Options exercised	(103,750)	$6.98
Options expired	(1,250)	$6.98
Outstanding, end of period	175,000	$26.29	0.33	-
Exercisable, end of period	175,000	$26.29	0.33	-
Vested or expected to vest, end of period	175,000	$26.29	0.33	-

The total intrinsic value of share options exercised during the years ended December 31, 2015,  2014 and 2013 was approximately $37,000,  $2.2 million and $921,000, respectively.

Cash received from option exercises under the Plan was approximately $724,000,  $4.3 million and $582,000 for the years ended December 31, 2015,  2014 and 2013, respectively. During 2014 and 2013 there was no tax benefit due to the net operating loss.  In the event of a net operating gain the tax benefit would have been $535,000 and $192,000, respectively.

The Company has a history of issuing treasury and newly-issued shares to satisfy share option exercises.

Restricted Stock Awards

A summary of the status of Basic’s non-vested share grants at December 31, 2015 and changes during the year ended December 31, 2015 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at beginning of period	2,193,671	$19.56
Granted during period	888,104	7.54
2014 Performance shares adjustment during period	(163,603)	5.72
Vested during period	(934,636)	16.75
Forfeited during period	(16,160)	21.80
Nonvested at end of period	1,967,376	$14.34

    Phantom Stock Awards

On March 18, 2015, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the one-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2014 and ending on the last NYSE trading day of 2015). The number of phantom shares to be issued will range from 0% to 150% of the 704,089 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-third increments on March 15, 2016, 2017 and 2018 (subject to accelerated vesting in certain circumstances). As of December 31, 2015, Basic estimated that 66.7% of the target number of performance-based awards will be earned.  The Compensation Committee also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 654,500. These grants remain subject to vesting over a three-year period, with the first portion vesting on March 15, 2016.

11.Related Party Transactions

Basic had receivables from employees of approximately  $34,000 and $161,000 as of December 31, 2015 and December 31, 2014, respectively. In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC (“DVCC”) for the right to operate a salt water disposal well, brine well and fresh water well. The term of the leases is two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In October 2011, Basic purchased approximately 17 acres of land for approximately $209,000 from Darle Vuelta Cattle Co., LLC. In April 2012, Basic purchased approximately 22 acres of land for approximately $215,000 from Darle Vuelta Cattle Co., LLC. In February 2015, Basic purchased 100 acres of vacant land outside of Midland, Texas for $1.5 million from DVCC.

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

12.Profit Sharing Plan

Basic has a 401(k) profit sharing plan that covers substantially all employees.  Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. At management’s discretion, Basic may make a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. Employer contributions to the 401(k) plan approximated $407,000, $4.0 million, and $3.4 million in 2015,  2014 and 2013, respectively.

13.Deferred Compensation Plan

In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic makes matching contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $10,000 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated an expense of $172,000,  $665,000 and $996,000 in 2015,  2014 and 2013, respectively.

14.Net Income or Loss Per Share

Basic income or loss per common share are determined by dividing net income or loss applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted income or loss per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted loss per share (in thousands, except share data):

	Years ended December 31,
	2015	2014	2013

Numerator (both basic and diluted):
Net income (loss) available to common stockholders	$(241,745)	$(8,341)	$(35,929)
Denominator:
Denominator for basic earnings per share	40,505,429	41,165,940	40,288,218
Denominator for diluted earnings per share	40,505,429	41,165,940	40,288,218

Basic earnings (loss) per common share:	$(5.97)	$(0.20)	$(0.89)

Diluted earnings (loss) per common share:	$(5.97)	$(0.20)	$(0.89)

The company has issued potentially dilutive instruments such as unvested restricted stock and common stock options. However, the company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following shows potentially dilutive instruments:

	Years ended December 31,
	2015	2014	2013

Stock options	26,527	159,888	116,925
Unvested restricted stock	643,351	967,200	548,413
	669,878	1,127,088	665,338

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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total

Year ended December 31, 2015
Operating revenues	$307,550	$258,597	$217,245	$22,207	$—	$805,599
Direct operating costs	(245,069)	(196,155)	(184,952)	(16,680)	—	(642,856)
Segment profits	$62,481	$62,442	$32,293	$5,527	$—	$162,743

Depreciation and amortization	$83,882	$71,280	$60,466	$14,083	$11,760	$241,471
Capital expenditures,
(excluding acquisitions)	$22,384	$19,950	$18,732	$2,431	$6,323	$69,820
Identifiable assets	$365,574	$257,036	$233,293	$51,930	$253,536	$1,161,369

Year ended December 31, 2014
Operating revenues	$698,917	$369,774	$361,683	$60,910	$—	$1,491,284
Direct operating costs	(434,457)	(265,105)	(270,344)	(41,513)	—	(1,011,419)
Segment profits	$264,460	$104,669	$91,339	$19,397	$—	$479,865

Depreciation and amortization	$74,924	$64,445	$55,131	$12,773	$10,207	$217,480
Capital expenditures,
(excluding acquisitions)	$168,017	$71,112	$54,858	$9,311	$8,196	$311,494
Identifiable assets	$514,842	$299,542	$276,696	$60,362	$445,735	$1,597,177

Year ended December 31, 2013
Operating revenues	$501,137	$343,863	$363,386	$54,518	$—	$1,262,904
Direct operating costs	(327,540)	(239,154)	(265,058)	(36,336)	—	(868,088)
Segment profits	$173,597	$104,709	$98,328	$18,182	$—	$394,816

Depreciation and amortization	$62,609	$63,316	$60,474	$12,815	$10,533	$209,747
Capital expenditures,
(excluding acquisitions)	$59,345	$66,992	$39,001	$4,576	$17,601	$187,515
Identifiable assets	$432,267	$320,404	$289,017	$59,868	$441,783	$1,543,339

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2015	2014	2013

Segment profits	$ 162,743	$ 479,865	$ 394,816
General and administrative expenses	(143,458)	(167,301)	(171,439)
Depreciation and amortization	(241,471)	(217,480)	(209,747)
Loss on disposal of assets	(1,602)	(1,974)	(2,873)
Goodwill impairment	(81,877)	(34,703)	-
Operating income	$ (305,665)	$ 58,407	$ 10,757

16.Accrued Expenses

The accrued expenses are as follows (in thousands):

	December 31,
	2015	2014

Compensation related	$ 14,048	$ 41,620
Workers' compensation self-insured risk reserve	7,481	9,115
Health self-insured risk reserve	3,935	4,756
Accrual for receipts	5,320	416
Ad valorem taxes	2,078	7,160
Sales tax	1,634	3,123
Insurance obligations	3,769	2,898
Professional fee accrual	729	1,221
Fuel accrual	693	1,371
Accrued interest	19,693	19,130
	$ 59,380	$ 90,810

17.Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during:

	Year ended December 31,
	2015	2014	2013

	(In thousands)

Capital leases issued for equipment	$ 24,768	$ 75,198	$ 50,565
Asset retirement obligation additions	$ -	$ 68	$ 144

Basic received a net refund of $450,000 during the year ended December 31, 2015. Basic paid $2.6 million and $1.5 million in income taxes during the years ended December 31, 2014 and 2013 respectively.

18.Quarterly Financial Data (Unaudited)

The following table summarizes results for each of the four quarters in the years ended December 31, 2015 and 2014 (in thousands, except earnings per share data):

	First	Second	Third		Fourth
	Quarter	Quarter	Quarter		Quarter	Year
Year ended December 31, 2015:
Total revenues	$ 261,721	$ 193,596	$ 189,247		$ 161,035	$ 805,599
Segment profits	$ 66,412	$ 37,022	$ 34,317		$ 24,992	$ 162,743
Net loss (i)	$ (32,624)	$ (48,295)	$ (105,642)	-	$ (55,184)	$ (241,745)
Loss per share of common stock (a):
Basic	$ (0.81)	$ (1.20)	$ (2.63)		$ (1.37)	$ (5.97)

Diluted	$ (0.81)	$ (1.20)	$ (2.63)		$ (1.37)	$ (5.97)
Weighted average common shares outstanding:
Basic	40,072	40,168	40,168		40,148	40,505
Diluted	40,072	40,168	40,168		40,148	40,505
Year ended December 31, 2014:
Total revenues	$ 336,756	$ 359,662	$ 393,955		$ 400,911	$ 1,491,284
Segment profits	$ 104,569	$ 116,732	$ 129,835		$ 128,729	$ 479,865
Net income (loss) (ii)	$ (1,907)	$ 2,443	$ 9,931	$-	$ (18,808)	$ (8,341)
Loss per share of common stock (a):
Basic	$ (0.05)	$ 0.06	$ 0.24		$ (0.46)	$ (0.20)

$ -
Diluted	$ (0.05)	$ 0.06	$ 0.24		$ (0.46)	$ (0.20)
Weighted average common shares outstanding:
Basic	40,605	41,342	41,477		41,332	41,166
Diluted	40,605	42,043	42,213		41,332	41,166

(a)  The sum of individual quarterly net income per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during each period.

(i) The third quarter loss included goodwill impairment of $81.9 million.
(ii) The fourth quarter loss included goodwill impairment of $34.7 million.

19.Fair Value Measurements

  Recurring fair value measurements

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

The Company also follows the provisions of ASC Topic 820, Fair Value Measurement, for non-financial assets and liabilities measured at fair value on a non-recurring basis. As it relates to Basic, ASC Topic 820 applies to certain non-financial assets and liabilities as may be acquired in a business combination and thereby measured at fair value; measurements of the fair value of goodwill and measurements of property impairments.

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

In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels. Basic did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2015 and 2014

  Non-recurring fair value measurements

The Company performed an assessment of goodwill as of September 30, 2015. For step one of the impairment testing, the Company tested its reporting units for goodwill impairment. The Company’s well servicing, fluid services and contract drilling reporting units do not carry any goodwill, and were not subject to the test.

         To estimate the fair value of the reporting units, we primarily used level 1 and level 3 inputs from the fair value hierarchy, which included a weighting of the discounted cash flow method and the public company guideline method (level 3 inputs) of determining fair value of a business unit. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to the value of invested capital debt and equity (level 1 inputs) was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with our capitalization. The measurement date for our common stock price and market capitalization was the closing price on September 30, 2015.

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

20.Subsequent Events

  On February 17, 2016, we entered into a term loan agreement that provides for borrowings of an aggregate principal amount of $165.0 million on the closing date and delayed draw term loan borrowings in an aggregate principal amount not to exceed $15.0 million. We expect the initial closing date of the Term Loan Agreement will occur on February 26, 2016, at which time we will also enter into an amendment to our revolving credit facility to reduce aggregate commitments thereunder to $100.0 million.

Schedule  II — Valuation and Qualifying Accounts

Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions (c)	End of
Description	Period	Expenses (a)	Accounts (b)	(c)	Period
(in thousands)

Year Ended December 31, 2015
Allowance for Bad Debt	$ 2,032	$ 2,850	$ -	$ (2,212)	$ 2,670
Year Ended December 31, 2014
Allowance for Bad Debt	$ 3,675	$ 1,244	$ -	$ (2,887)	$ 2,032
Year Ended December 31, 2013
Allowance for Bad Debt	$ 2,780	$ 2,103	$ -	$ (1,208)	$ 3,675

(a)Charges relate to provisions for doubtful accounts

(b)Reflects the impact of acquisitions

(c)Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM  9A.CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

Based on their evaluation as of the end of the fiscal year ended December 31, 2015, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM  9B.OTHER INFORMATION

None.

PART III

Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers of the Registrant” in Part I, Items 1 and 2 above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2015.

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

Date: February 23, 2016

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. M. "Roe" Patterson	President, Chief Executive Officer and	February 23, 2016

T.M. "Roe" Patterson	Director (Principal Executive Officer)

/s/ Alan Krenek	Senior Vice President,	February 23, 2016

Alan Krenek	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

/s/ John Cody Bissett	Vice President, Controller and	February 23, 2016

John Cody Bissett	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Steven A. Webster	Chairman of the Board	February 23, 2016

Steven A. Webster

/s/ James S. D’Agostino, Jr.	Director	February 23, 2016

James S. D’Agostino, Jr.

/s/ William E. Chiles	Director	February 23, 2016

William E. Chiles

/s/ Robert F. Fulton	Director	February 23, 2016

Robert F. Fulton

/s/ Kenneth V. Huseman	Director	February 23, 2016

Kenneth V. Huseman

/s/ Sylvester P. Johnson, IV	Director	February 23, 2016

Sylvester P. Johnson, IV

/s/ Antonio O. Garza, Jr.	Director	February 23, 2016

Antonio O. Garza, Jr.

/s/ Thomas P. Moore, Jr.	Director	February 23, 2016

Thomas P. Moore, Jr.

EXHIBIT INDEX

Exhibit No.	Description

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
10.2*

Amended and Restated Credit Agreement dated as of November 26, 2014, by and among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2014)

10.3*

Amendment No. 1 dated December 15, 2014 to Amended and Restated Credit Agreement dated as of November 26, 2014, by and among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 19, 2014)

10.4*

Amendment No. 2 dated April 21, 2015 to Amended and Restated Credit Agreement dated as of November 26, 2014, by and among Basic Energy Services, Inc. as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, a swing line lender and l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 23, 2015)

10.5*

Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 18, 2011)

10.6*

Supplement No. 1 dated as of August 5, 2011 to Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on August 10, 2011)

10.7*

Ratification and Amendment of Security Agreement dated as of November 26, 2014 in connection with Security Agreement dated as of February 15, 2011, by and among Basic Energy Services, Inc. as Borrower and the Debtors party thereto in favor of Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2014)

10.7* †

Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.8* †

First Amendment to Fifth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 24, 2013)

10.9*

Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 27, 2015)

10.10* †

Form of Non-Qualified Option Grant Agreement (Executive Officer — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.12 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.11* †

Form of Non-Qualified Option Grant Agreement (Executive Officer — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.13 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.12* †

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Pre-March 1, 2005). (Incorporated by reference to Exhibit 10.14 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.13* †

Form of Non-Qualified Option Grant Agreement (Non-Employee Director — Post-March 1, 2005). (Incorporated by reference to Exhibit 10.15 of the Company’s Registration Statement on Form S-1 (SEC File No. 333-127517), filed on September 28, 2005)

10.14* †

Form of Amendment to Nonqualified Stock Option Agreement, dated as of December 31, 2005, by and between Basic Energy Services, Inc. and the optionees party thereto. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2006)

10.15* †

Form of Nonqualified Stock Option Agreement (Director form effective March 2006). (Incorporated by reference to Exhibit 10.13 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.16* †

Form of Nonqualified Stock Option Agreement (Employee form effective March 2006). (Incorporated by reference to Exhibit 10.14 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 7, 2008)

10.17* †

Form of Restricted Stock Grant Agreement (Officers and Employees — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001- 32693), filed on May 10, 2007)

10.18* †

Form of Restricted Stock Grant Agreement (Non-Employee Directors — Post-March 1, 2007). (Incorporated by reference to Exhibit 10.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.19* †

Form of Non-Qualified Stock Option Grant Agreement (Post-March 1, 2007). (Incorporated by reference to Exhibit 10.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 10, 2007)

10.20* †

Form of Performance-Based Award Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 17, 2008)

10.21* †

Form of Restricted Stock Grant Agreement (Officers and Employees). (Incorporated by reference to Exhibit 10.2 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.22* †

Form of Restricted Stock Grant Agreement (Non-Employee Directors). (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on May 8, 2008)

10.23* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2009). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32963), filed on March 19, 2009)

10.24* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2010). (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 15, 2010)

10.25* †

Form of Performance-Based Award Agreement (Officers and Employees) (effective March 2011). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 16, 2011)

10.26* †

Form of Performance-Based Award Agreement (effective March 2012). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 14, 2012)

10.27* †

Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2013). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 18, 2013)

10.28* †

Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2014). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 21, 2014)

10.29* †

Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2015). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 23, 2015)

10.30* †

Employment Agreement of Kenneth V. Huseman, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.31* †

First Amendment to Employment Agreement of Kenneth V. Huseman, effective as of January 23, 2007. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 29, 2007)

10.32* †

Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.33* †

Employment Agreement of James E. Tyner, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.5 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.34* †

Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.35* †

Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.36* †

Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.37* †

Amended and Restated Employment Agreement of Thomas Monroe Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.38* †	Kenneth V. Huseman Severance Agreement and Release. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)
10.39* †

Restricted Stock Grant Agreement for Grantees Executing a Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)

10.40* †	Kenneth V. Huseman Non-Competition Agreement for Retirees. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 4, 2013)
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