Form 10-Q
period 2016-03-31
BASIC ENERGY SERVICES INC
filed 2016-04-25
CIK 1109189

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒

42,761,426 shares of the registrant’s Common Stock were outstanding as of April  25,  2016.

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

The words “believe,” “may,” “estimate,” “continue,” “anticipate,” “project,” “intend,” “plan,” “expect,” “could,” “should,” “potential,” “indicate” and similar expressions are intended to identify forward-looking statements. All statements other than statements of current or historical fact contained in this quarterly report are forward-looking statements. Although we believe that the forward-looking statements contained in this quarterly report are based upon reasonable assumptions, the forward-looking events and circumstances discussed in this quarterly report may not occur and actual results could differ materially from those anticipated or implied in the forward-looking statements.

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

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.

Consolidated Balance Sheets

(in thousands, except share data)

	March 31,	December 31,
	2016	2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$75,083	$46,732
Restricted cash	83,606	—
Trade accounts receivable, net of allowance of $2,420 and $2,670, respectively	78,742	102,127
Accounts receivable - related parties	29	35
Income tax receivable	1,277	1,828
Inventories	33,845	36,944
Prepaid expenses	12,118	13,851
Other current assets	9,601	9,968
Total current assets	294,301	211,485
Property and equipment, net	797,973	846,290
Deferred debt costs, net of amortization	1,478	3,420
Other intangible assets, net of amortization	64,518	66,745
Other assets	10,255	10,241
Total assets	$1,168,525	$1,138,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$35,873	$54,521
Accrued expenses	59,166	59,380
Current portion of long-term debt	47,344	48,651
Other current liabilities	1,554	7,003
Total current liabilities	143,937	169,555
Long-term debt, net of unamortized premium on notes of $888 and $956, and deferred debt costs of $23,423 and $9,704 respectively	969,790	828,664
Net deferred tax liabilities	—	5,066
Other long-term liabilities	29,596	28,558
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2016 and December 31, 2015	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,761,426 shares outstanding at March 31, 2016; 43,500,032 shares issued and 42,196,680 shares outstanding at December 31, 2015	435	435
Additional paid-in capital	372,435	374,729
Retained deficit	(340,151)	(256,812)
Treasury stock, at cost, 738,606 and 1,303,352 shares at March 31, 2016 and December 31, 2015, respectively	(7,517)	(12,014)
Total stockholders' equity	25,202	106,338
Total liabilities and stockholders' equity	$1,168,525	$1,138,181

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Operations

(Unaudited)

(in thousands, except per share amounts)

	Three Months Ended March 31,
	2016	2015

	(Unaudited)
Revenues:
Completion and remedial services	$39,696	$112,775
Fluid services	50,250	73,803
Well servicing	38,906	63,668
Contract drilling	1,504	11,475
Total revenues	130,356	261,721
Expenses:
Completion and remedial services	34,788	81,251
Fluid services	41,167	54,132
Well servicing	34,470	52,401
Contract drilling	1,561	7,525
General and administrative, including stock-based compensation of $2,841 and $3,969 in three months ended March 31, 2016 and 2015, respectively	29,562	39,204
Depreciation and amortization	56,152	60,929
(Gain) Loss on disposal of assets	(75)	48
Total expenses	197,625	295,490
Operating loss	(67,269)	(33,769)
Other income (expense):
Interest expense	(20,714)	(16,863)
Interest income	2	6
Other income	96	120
Loss before income taxes	(87,885)	(50,506)
Income tax benefit	4,546	17,882
Net loss	$(83,339)	$(32,624)
Loss per share of common stock:
Basic	$(2.00)	$(0.81)
Diluted	$(2.00)	$(0.81)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Stockholders’ Equity

(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2015	43,500,032	$435	$374,729	$(12,014)	$(256,812)	$106,338
Issuances of restricted stock	—	—	(5,135)	5,135	—	—
Amortization of share-based compensation	—	—	2,841	—	—	2,841
Purchase of treasury stock	—	—	—	(638)	—	(638)
Net loss	—	—	—	—	(83,339)	(83,339)
Balance - March 31, 2016 (unaudited)	43,500,032	$435	$372,435	$(7,517)	$(340,151)	$25,202

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.

Consolidated Statements of Cash Flows

(Unaudited)

(in thousands)

	Three Months Ended March 31,
	2016	2015

Cash flows from operating activities:
Net loss	$(83,339)	$(32,624)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	56,152	60,929
Accretion on asset retirement obligation	36	33
Change in allowance for doubtful accounts	(250)	(457)
Amortization of deferred financing costs	2,991	743
Amortization of premium on notes	(68)	(62)
Non-cash compensation	2,841	3,969
(Gain) Loss on disposal of assets	(75)	48
Deferred income taxes	(5,066)	(17,885)
Changes in operating assets and liabilities:
Accounts receivable	23,641	88,781
Inventories	3,099	4,788
Income tax receivable	551	(2,116)
Prepaid expenses and other current assets	2,012	(25)
Other assets	(14)	(16,903)
Accounts payable	(18,648)	1,791
Other liabilities	(4,438)	(65)
Accrued expenses	(214)	(25,168)
Net cash (used in) provided by operating activities	(20,789)	65,777
Cash flows from investing activities:
Purchase of property and equipment	(4,577)	(25,861)
Proceeds from sale of assets	513	3,261
Change in restricted cash	(83,606)	—
Net cash used in investing activities	(87,670)	(22,600)
Cash flows from financing activities:
Payments of debt	(12,784)	(14,358)
Proceeds from debt	165,000	—
Purchase of treasury stock	(638)	(4,490)
Tax withholding from exercise of stock options	—	(3)
Exercise of employee stock options	—	727
Deferred loan costs and other financing activities	(14,768)	(32)
Net cash (used in) provided by in financing activities	136,810	(18,156)
Net increase in cash and equivalents	28,351	25,021
Cash and cash equivalents - beginning of period	46,732	79,915
Cash and cash equivalents - end of period	$75,083	$104,936

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.

Notes to Consolidated Financial Statements

March 31, 2016 (unaudited)

1. Basis of Presentation and Nature of Operations

Basis of Presentation

The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in our Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.

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

Estimates and Uncertainties

Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•	Depreciation and amortization of property and equipment and intangible assets
•	Impairment of property and equipment and intangible assets
•	Allowance for doubtful accounts
•	Litigation and self-insured risk reserves
•	Fair value of assets acquired and liabilities assumed in an acquisition
•	Stock-based compensation
•	Income taxes

2. Acquisitions

In 2015, Basic acquired substantially all of the assets of the following businesses, which were accounted for using the purchase method of accounting. The following table summarizes the values for the acquisitions at the date of each acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Harbor Resources, LLC	July 17, 2015	$4,500
Aerion Rental, LLC	July 24, 2015	$1,997
Grey Rock Pressure Pumping, LLC	August 31, 2015	$10,233
Total 2015		$16,730

The operations of the acquisitions listed above are included in Basic’s consolidated statement of operations as of the each respective closing date. The pro forma effect of the acquisitions completed during 2015 were not material, either individually or when aggregated, to the reported results of operations. The provisional value used with respect to Harbor Resources, LLC, Aerion Rental, LLC and Grey Rock Pressure Pumping, LLC will be finalized once the valuation of the tangible and intangible assets is complete. Basic did not make any material acquisitions during the first three months of 2016.

3. Goodwill and Other Intangible Assets

    During 2015, as a result of the Company’s assessment of goodwill, we impaired all existing goodwill. The Company had no additions to goodwill for the three months ended March 31, 2016.

Basic’s intangible assets were as follows (in thousands):

	March 31, 2016	December 31, 2015
Customer relationships	$92,660	$92,660
Non-compete agreements	13,057	13,057
Trade names	1,939	1,939
Other intangible assets	2,085	2,086
	109,741	109,742
Less accumulated amortization	45,223	42,997
Intangible assets subject to amortization, net	$64,518	$66,745

Amortization expense was approximately $2.2 million for each of the three months ended March 31, 2016 and 2015.

Intangible assets, net of accumulated amortization allocated to reporting units as of March 31, 2016 were as follows (in thousands):

	Completion
	And Remedial
	Services	Well Servicing	Fluid Services	Contract Drilling	Total
Intangible assets subject to amortization, net	$48,043	$5,769	$7,885	$2,821	$64,518

Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and other intangible assets are amortized over a 15-year life.

4. Property and Equipment

Property and equipment consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Land	$20,168	$19,893
Buildings and improvements	75,182	73,599
Well service units and equipment	488,259	488,003
Frac equipment/test tanks	363,071	363,346
Pumping equipment	344,873	345,938
Fluid services equipment	269,653	268,249
Disposal facilities	165,481	166,371
Contract drilling equipment	112,176	112,068
Rental equipment	95,717	94,970
Light vehicles	67,300	67,521
Software	21,920	21,920
Other	16,471	16,672
Construction equipment	15,050	15,174
Brine and fresh water stations	13,850	13,761
	2,069,171	2,067,485
Less accumulated depreciation and amortization	1,271,198	1,221,195
Property and equipment, net	$797,973	$846,290

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Fluid services equipment	$125,605	$129,459
Pumping equipment	42,440	43,573
Light vehicles	30,719	33,424
Contract drilling equipment	5,840	6,493
Well service units and equipment	605	541
Construction equipment	288	288
Buildings and improvements	92	—
	205,589	213,778
Less accumulated amortization	85,363	82,679
	$120,226	$131,099

Amortization of assets held under capital leases of approximately $9.6 million and $10.8 million for the three months ended March 31, 2016 and 2015, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

5. Long-Term Debt and Interest Expense

Long-term debt consists of the following (in thousands):

	March 31, 2016	December 31, 2015
Credit Facilities:
Term Loan	$165,000	$—
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	888	956
Capital leases and other notes	99,669	111,063
Total debt	1,040,557	887,019
Less debt issuance costs, net of amortization	23,423	9,704
Less current portion	47,344	48,651
Long-term debt	$969,790	$828,664

On February 17, 2016, the Company entered into the Term Loan Credit Agreement (the “Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. The Term Loan Agreement includes two categories of borrowings (collectively, the “Term Loans”): (a) the closing date term loan borrowings in an aggregate amount of $165.0 million on the closing date, and (b) a delayed draw term loan borrowing in an aggregate principal amount not to exceed $15.0 million. The making of the Term Loans is subject to the satisfaction of certain conditions precedent, including, with respect to the delayed draw term loans, the consent of the lenders providing the delayed draw term loans.

On February 26, 2016, the Company satisfied the conditions precedent to the making of the closing date term loans, and the proceeds of the closing date term loans were deposited into an escrow account, pending satisfaction of certain conditions.  The proceeds of the Term Loans deposited in the escrow account will be released from escrow only upon the satisfaction of the following conditions: (i) on the closing date, 49.1% of the proceeds of the closing date term loans may be released upon Basic causing not less than 49.1% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent;  (ii) on May 31, 2016, upon the Company causing not less than 75% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent, the Term Loans in the escrow account may be released to the extent that the aggregate amount of Term Loans released to the Company on or prior to such date equals 75% of the Term Loans funded into the escrow account; and (iii) on August 31, 2016, the remaining proceeds of the Term Loans deposited in the escrow account may be released upon the Company causing not less than 95% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent.

Borrowings under the Term Loan Agreement will mature in February, 2021. However, if Basic has not completed an acceptable 2019 senior notes refinancing by November, 2018, then the borrowings under the Term Loan Agreement will mature in November, 2018. Basic is required to prepay the Term Loan Agreement under certain circumstances without premium or penalty unless such prepayment is in connection with the “springing” maturity date of November, 2018 described above, a change of control or the incurrence of indebtedness not permitted under the Term Loan Agreement and under certain other circumstances, in which case such prepayment will be subject to the applicable premium.

Each Term Loan will bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to 13.50%.  In addition, Basic was responsible for the applicable lenders’ fees, including a closing payment equal to 7.00% of the aggregate principal amount of commitments of each lender under the Term Loan Agreement as of the effective date, and administrative agent fees.

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

      If an event of default occurs under the Term Loan Agreement, then the administrative agent may, with the consent of the required lenders, or shall, at the direction of, the required lenders,  (i) terminate lenders’ commitments under the Term Loan Agreement, (ii) declare any outstanding loans under the Term Loan Agreement to be immediately due and payable, and (iii) exercise on behalf of itself and the lenders all rights and remedies available to it and the lenders under the loan documents or applicable law or equity.

On February 26, 2016, in connection with the initial closing date of the Term Loan Agreement, the Company entered into an amendment to its existing $250 million revolving credit facility (as so amended, the “Modified Facility”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders, which, among other things: (i) reduced the maximum aggregate commitments thereunder from $250 million to $100 million; (ii) revised the maturity date to the earliest to occur of November, 2019 and August, 2018 if a specified refinancing of Basic’s 2019 senior notes has not been completed by August, 2018; (iii) modified the borrowing base calculation; (iv) permitted Basic to incur Term Loans under the new Term Loan Agreement in an aggregate principal amount not to exceed $180 million, and enter into and permitted to exist other obligations and liens relating to the Term Loan Agreement; and (v) redefined the collateral under the Modified Facility to exclude term loan priority collateral, and released and discharged the administrative agent’s security interests in and liens on such collateral.

The Company adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Cost”  beginning on January 1, 2016, and retrospectively for all periods presented.  ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The table below presents long-term debt and associated deferred debt issuance costs, net of amortization. The unamortized value of deferred debt issuance costs associated with our revolving credit facility were not affected by the ASU and continue to be presented as an asset on the Company’s consolidated balance sheets.

As of March 31, 2016, Basic had no borrowings and $50.3 million of letters of credit outstanding under its Modified Facility, giving Basic $17.7 million of available borrowing capacity under the Modified Facility based on its borrowing base determined as of such date. Interest expense increased to $20.7 million during the first quarter of 2016 mainly due to the write-off of deferred debt costs of $2.0 million, related to the amendment to the Modified Facility. The Company also incurred one month of interest on the Term Loans, which closed in the first quarter of 2016.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2016	2015
Cash payments for interest	$18,698	$18,875
Commitment and other fees paid	673	407
Amortization of debt issuance costs and discount or premium on notes	2,922	681
Change in accrued interest	(1,607)	(2,989)
Other	28	(111)
	$20,714	$16,863

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

At March 31, 2016 and December 31, 2015, self-insured risk accruals totaled approximately $32.0 million and $30.8 million, respectively.

During the second quarter of 2015, Basic accrued $4.5 million related to a customer audit. This amount was settled in part during 2015 and the final amounts will be settled during the remainder of 2016.

7. Stockholders’ Equity

Common Stock

In March 2016, Basic granted various employees 790,263 restricted shares of common stock that vest over a three-year period.

Treasury Stock

During the first three months of 2016, Basic did not repurchase any shares of common stock under the repurchase program. As of March 31, 2016, Basic may purchase up to an additional $9.5 million of Basic’s shares of common stock under the repurchase program.

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 219,837 shares through net share settlements during the first three months of 2016 and 194,930 shares through net share settlements during the first three months of 2015.

8. Incentive Plan

At March 31, 2016 and 2015, compensation expense related to share-based arrangements was approximately $2.8 million and $4.0 million, respectively. For compensation expense recognized during the three months ended March 31, 2016 and 2015, Basic recognized a tax benefit of approximately $1.0 million and $1.4 million, respectively.

 As of March 31, 2016, there was approximately $14.8 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company’s incentive plan. That cost is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of share-based awards vested during the three months ended March 31, 2016 and 2015 was approximately $2.5 million and $4.8 million, respectively. During the three months ended March 31, 2016 and 2015, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, there would have been no excess tax benefit at March 31, 2016 and 2015.

Stock Option Awards

The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Company’s incentive plan expire ten years from the date they are granted, and generally vest over a three- to five-year service period.

The following table reflects the summary of stock options outstanding at March 31, 2016 and the changes during the three months then ended:

			Weighted
			Average
			Remaining	Aggregate
	Number of	Weighted	Contractual	Intrinsic
	Options	Average	Term	Value
	Granted	Exercise Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	175,000	$26.29
Options expired	(152,000)	26.84
Outstanding, end of period	23,000	$22.66	0.95	$—
Exercisable, end of period	23,000	$22.66	0.95	$—
Vested or expected to vest, end of period	23,000	$22.66	0.95	$—

There were no options granted, forfeited, or exercised during the three months ended March 31, 2016. The total intrinsic value of share options exercised during the three months ended March 31, 2015 was approximately $37,000.

Cash received from share option exercises under the Plan was approximately $724,000 for the three months ended March 31, 2015. During the three months ended March 31, 2016 and 2015, there was no excess tax benefit due to the NOL. If there was no NOL, there would have been no excess tax benefit at March 31, 2016 and 2015.

Basic has a history of issuing treasury and newly issued shares to satisfy share option exercises.

Restricted Stock Awards

 A summary of the status of Basic’s non-vested share grants at March 31, 2016 and changes during the three months ended March 31, 2016 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,967,376	$14.34
Granted during period	790,263	2.73
Vested during period	(857,223)	15.00
Forfeited during period	(5,680)	23.29
Nonvested at end of period	1,894,736	$9.17

Phantom Stock Awards

On March 24,  2016, Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the two-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2015 and ending on the last NYSE trading day of 2017). The number of phantom shares to be issued will range from 0% to 150% of the 705,263 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-half increments on March 15, 2018 and 2019 (subject to accelerated vesting in certain circumstances). As of March 31, 2016, Basic estimated that 100% of the target number of performance-based awards will be earned.  The Board of Directors also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 552,100. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting March 15, 2017 (subject to accelerated vesting in certain circumstances).

9. Related Party Transactions

Basic had receivables from employees of approximately $29,000 and $34,000 as of March 31, 2016 and December 31, 2015, respectively.

In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC (“DVCC”) for the right to operate a salt water disposal well, brine well and fresh water well. The initial term of the lease was two years and will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month. In February 2015, Basic purchased 100 acres of vacant land outside of Midland, Texas for $1.5 million from DVCC.

10. Earnings Per Share

The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three months ended March 31,
	2016	2015

	(Unaudited)
Numerator (both basic and diluted):
Net loss	$(83,339)	$(32,624)
Denominator:
Denominator for basic loss per share	41,608,920	40,072,451
Denominator for diluted loss per share	41,608,920	40,072,451
Basic loss per common share:	$(2.00)	$(0.81)
Diluted loss per common share:	$(2.00)	$(0.81)

Unvested restricted stock shares of approximately 888,490 were excluded from the computation of diluted loss per share for the three months ended March 31, 2016, and stock options and unvested restricted stock of 593,608 were excluded from the computation of diluted loss per share for the three months ended March 31, 2015, as the effect would have been anti-dilutive.

11. Business Segment Information

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	And Remedial		Well	Contract	Corporate and
	Services	Fluid Services	Servicing	Drilling	Other	Total
Three Months Ended March 31, 2016 (Unaudited)
Operating revenues	$39,696	$50,250	$38,906	$1,504	$—	$130,356
Direct operating costs	(34,788)	(41,167)	(34,470)	(1,561)	—	(111,986)
Segment profit (loss)	$4,908	$9,083	$4,436	$(57)	$—	$18,370
Depreciation and amortization	$19,484	$16,600	$14,064	$3,272	$2,732	$56,152
Capital expenditures (excluding acquisitions)	$576	$3,147	$1,151	$118	$975	$5,967
Identifiable assets	$345,242	$242,292	$219,393	$48,891	$312,707	$1,168,525
Three Months Ended March 31, 2015 (Unaudited)
Operating revenues	$112,775	$73,803	$63,668	$11,475	$—	$261,721
Direct operating costs	(81,251)	(54,132)	(52,401)	(7,525)	—	(195,309)
Segment profits	$31,524	$19,671	$11,267	$3,950	$—	$66,412
Depreciation and amortization	$21,454	$17,776	$15,268	$3,562	$2,869	$60,929
Capital expenditures (excluding acquisitions)	$14,171	$6,226	$10,351	$874	$2,516	$34,138
Identifiable assets	$495,892	$292,438	$271,202	$59,319	$380,699	$1,499,550

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three months ended March 31,
	2016	2015
Segment profits	$18,370	$66,412
General and administrative expenses	(29,562)	(39,204)
Depreciation and amortization	(56,152)	(60,929)
Gain (Loss) on disposal of assets	75	(48)
Operating loss	$(67,269)	$(33,769)

12. Supplemental Schedule of Cash Flow Information

The following table reflects non-cash financing and investing activity during the following periods (in thousands):

	Three Months Ended March 31,
	2016	2015

Capital leases issued for equipment	$1,390	$8,308
Asset retirement obligation additions	$9	$13

Basic paid no income taxes during the three months ended March 31, 2016 and 2015, respectively. Basic paid interest of approximately $18.7 million and $18.9 million during the three months ended March 31, 2016 and 2015, respectively.

13. Fair Value Measurements

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2016 and December 31, 2015. The fair value of our notes is based upon the quoted market prices at March  31, 2016 and December 31, 2015 and is as follows:

	Fair Value	March 31, 2016		December 31, 2015
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value

		(In thousands)
7.75% Senior Notes due 2019, excluding premium	1	$475,000	$151,406	$475,000	$149,625
7.75% Senior Notes due 2022, excluding premium	1	$300,000	$87,750	$300,000	$87,030
Term Loan	3	$165,000	$165,000	—	—

The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments. The carrying amount of our revolving credit facility in long-term debt also approximates fair value due to its variable-rate characteristics. The carrying value of the Company’s term loan as of March 31, 2016 approximates fair value based upon the limited passage of time since being issued on February 29, 2016.

14. Income Taxes

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	March 31, 2016	December 31, 2015
Deferred tax assets:
Operating loss carryforward	$154,544	$130,826
Goodwill and intangibles	32,125	32,992
Accrued liabilities	12,760	14,028
Deferred compensation	10,091	12,988
Receivables allowance	883	976
Asset retirement obligation	684	672
Inventory	163	164
Valuation allowances	(24,477)	(878)
Total deferred tax assets	$186,773	$191,768

Deferred tax liabilities:
Property and equipment	(185,966)	(195,211)
Prepaid expenses	(807)	(1,623)
Total deferred tax liabilities	$(186,773)	$(196,834)
Net deferred tax liability	$—	$(5,066)

Valuation Allowance

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of March 31, 2016, a valuation allowance of approximately $24.5 million for deferred tax assets for which the Company may be unable to realize the future tax benefit.

Deferred Taxes

Basic has elected to adopt ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” beginning in the interim period ended March 31, 2016, and retrospectively for all periods presented.  This Update requires that all deferred tax assets and liabilities be classified as noncurrent. As a result of adopting this standard retrospectively, Basic reclassified a $13.5 million current deferred tax asset to non-current deferred tax liability for the period ended December 31, 2015.

15. Recent Accounting Pronouncements

In August, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The Update applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. Basic does not expect this pronouncement to have a material impact on its consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015. Basic has adopted this pronouncement, which resulted in a reclassification of deferred debt costs related to long-term debt from an asset to an offset of the related liability. The adoption of the ASU did not affect our method of amortizing debt issuance costs, and will not affect the statement of operations.

In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11,  changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Basic does not expect this pronouncement to have a material impact on its consolidated financial statements.

In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers—Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In November 2015, the FASB issued ASU 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The main provision of this Update is to simplify the presentation of deferred income taxes by requiring that deferred tax assets and liabilities be classified as noncurrent in the statement of financial position. This Update is effective for Basic in annual and interim periods beginning after December 15, 2016, however early adoption is permitted.  Basic has elected to adopt this ASU beginning in the interim period ended March 31, 2016, and retrospectively for all periods presented.  See Note: 14 for discussion of Basic’s adoption of this Update.

In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The purpose of this Update to is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This Update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation—Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The purpose of this Update to is to simplify overly complex areas of GAAP, while maintaining or improving the usefulness of the information. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This Update is effective for Basic in annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Overview

We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we made three business acquisitions from January 1, 2015 to March 31, 2016.  These transactions, as well as market fluctuations, may make our revenues, expenses and income not directly comparable between periods.

Our total hydraulic horsepower (“hhp”) increased from 443,000 at December 31, 2014 to 444,000 at March 31, 2016. Our weighted average number of fluid service trucks decreased from 1,046 in the first quarter of 2015 to 985 in the first quarter of 2016. Our weighted average number of well servicing rigs remained constant at 421 during the first quarter of 2016 compared to the first quarter of 2015.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2016		2015
Revenues:
Completion and remedial services	$39.7	30%	$112.8	44%
Fluid services	$50.3	39%	$73.8	28%
Well Servicing	$38.9	30%	$63.7	24%
Contract drilling	$1.5	1%	$11.5	4%
Total revenues	$130.4	100%	$261.7	100%

During the fourth quarter of 2014, oil prices declined rapidly to a level near $50 per barrel (WTI Cushing) and remained at that level during all of 2015.  During the first quarter of 2016, oil prices declined further to a level below $30 per barrel and remained below $40 per barrel throughout the first quarter. As a result, we have seen a significant impact on our customers’ activity and the rates we are able to charge our customers.  The first-quarter 2016 declines in oil prices have resulted in further reductions of customer capital expenditures, including maintenance and workover activities. Continued or further declines in oil prices could have a further negative impact on demand for our services if our customers further reduce their exploration, maintenance and workover plans and programs.

As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas remained competitive during the first quarter of 2016.

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

Selected Acquisitions and Divestitures

During 2015, we made three business acquisitions that complemented our existing business segments, including:

Grey Rock Pressure Pumping, LLC

On August 31, 2015, we acquired all of the assets of Grey Rock Pressure Pumping, LLC for total cash consideration of $10.2 million. This acquisition has been included in our completion and remedial services segment.

During the first three months of 2016, we did not make any business acquisitions.

Segment Overview

Completion and Remedial Services

During the first three months of 2016, our completion and remedial services segment represented approximately 30% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and other services.

Our pumping services typically concentrate on providing mid-sized fracturing services in selected markets. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 444,000 and  443,000 at March 31, 2016 and 2015, respectively.

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

The following is an analysis of our completion and remedial services segment for each of the quarters in 2015, the full year ended December 31, 2015 and the quarter ended March 31, 2016 (dollars in thousands):

		Segment
	Revenues	Profits %
2015:
First Quarter	$112,775	28%
Second Quarter	$69,055	17%
Third Quarter	$67,240	16%
Fourth Quarter	$58,480	15%
Full Year	$307,550	20%
2016:
First Quarter	$39,696	12%

The decrease in completion and remedial services revenue to $39.7 million in the first quarter of 2016 from $58.5 million in the fourth quarter of 2015 resulted primarily from decreased activity and lower pricing in our pumping and coil tubing services, due to the general decline in new well completion activity.  Segment profits as a percentage of revenue decreased to 12% in the first quarter of 2016 from  15% in the fourth quarter of 2015 due to continued pricing pressure and decremental margins on lower revenue levels.

Fluid Services

During the first three months of 2016, our fluid services segment represented approximately 39% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and generally have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

 The following is an analysis of our fluid services operations for each of the quarters in 2015, the full year ended December 31, 2015 and the quarter ended March 31, 2016 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2015:
First Quarter	1,046	595,100	$71	$19	27%
Second Quarter	1,011	573,700	$63	$15	24%
Third Quarter	1,012	565,400	$62	$15	24%
Fourth Quarter	1,002	557,000	$58	$12	21%
Full Year	1,018	2,291,200	$254	$61	24%
2016:
First Quarter	985	521,500	$51	$10	18%

Revenue per fluid service truck decreased to $51,000 in the first quarter of 2016 compared to $58,000 in the fourth quarter of 2015 primarily due to decreases in skim oil sales and disposal utilization, along with trucking activity. Segment profit percentage of 18% in the first quarter of 2016 compared to 21% in the fourth quarter of 2015 is due to the impact of decremental margins on the lower revenue base and inclement weather.

Well Servicing

During the first three months of 2016, our well servicing segment represented approximately 30% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.

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

The following is an analysis of our well servicing operations for each of the quarters in 2015, the full year ended December 31, 2015 and the quarter ended March 31, 2016 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2015:
First Quarter	421	163,900	55%	$377	$69	18%
Second Quarter	421	154,700	51%	$351	$61	17%
Third Quarter	421	154,100	50%	$334	$50	14%
Fourth Quarter	421	120,000	39%	$324	$33	9%
Full Year	421	592,700	49%	$348	$54	15%
2016:
First Quarter	421	108,400	36%	$321	$44	11%

Rig utilization was 36% in the first quarter of 2016, down from 39% in the fourth quarter of 2015.  The lower utilization rate in the fourth quarter of 2015 and first quarter of 2016 resulted from a general decline in our customers’ capital and operating budgets. Our segment profit percentage increased to 11% for the first quarter of 2016 from 9% in the fourth quarter of 2015,  despite lower utilization and activity levels, primarily due to cost savings initiatives and closing unprofitable locations.

Contract Drilling

During the first three months of 2016, our contract drilling segment represented approximately 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.

Within this segment, we typically charge our drilling rig customers at a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the first quarter of 2016.

The following is an analysis of our contract drilling segment for each of the quarters in 2015, the full year ended December 31, 2015 and the quarter ended March 31, 2016 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2015:
First Quarter	12	674	$17,000	$5,900	34%
Second Quarter	12	280	$15,500	$3,000	20%
Third Quarter	12	252	$15,300	$2,600	17%
Fourth Quarter	12	155	$16,500	$400	3%
Full Year	12	1,361	$16,300	$4,000	25%
2016:
First Quarter	12	91	$16,500	$(600)	-4%

Revenue per day remained constant at $16,500 for the first quarter of 2016 and the fourth quarter of 2015. The decrease in drilling revenue per day in the first quarter of 2016 was due to a  decrease in rig utilization. Segment loss percentage was 4% in the first quarter of 2016 compared to a segment profit of  3% in the fourth quarter of 2015.

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

Results of Operations

The following is a comparison of our results of operations for the three months ended March 31, 2016 compared to the three months ended March 31, 2015. For additional segment-related information and trends, please read “Segment Overview” above.

 Three Months Ended March 31, 2016 Compared to Three Months Ended March  31, 2015

Revenues. Revenues decreased by 50% to $130.4 million during the first quarter of 2016 from $261.7 million during the same period in 2015. This decrease was primarily due to decreased demand for our services by our customers due to a steep decline in the price of crude oil and reduced pricing as a result of the competitive market environment.

Completion and remedial services revenues decreased by 65% to $39.7 million during the first quarter of 2016 compared to $112.8 million in the same period in 2015. The decrease in revenue between these periods was primarily due to decreased demand for new well completion related activities and lower pricing for our services, particularly in our pumping services line of business. Total hydraulic horsepower increased to 444,000 at March 31, 2016 from 443,000 at March  31, 2015.

Fluid services revenues decreased by 32% to $50.3 million during the first quarter of 2016 compared to $73.8 million in the same period in 2015,  due to decreases in trucking hours and lower pricing for our services. Our revenue per fluid service truck decreased 28% to $51,000 in the first quarter of 2016 compared to $71,000 in the same period in 2015 due mainly to decreases in pricing, lower disposal utilization and reduced skim oil revenues. Our weighted average number of fluid service trucks decreased to 985 during the first quarter of 2016 compared to 1,046 in the same period in 2015.

Well servicing revenues decreased by 39% to $38.9 million during the first quarter of 2016 compared to $63.7 million during the same period in 2015.  The decrease was driven by a decrease in utilization of our equipment, primarily due to declines in customer demand and pricing. Our weighted average number of well servicing rigs remained constant at 421 during the first quarter of 2016 and 2015.  Utilization was 36% in the first quarter of 2016, compared to 55% in the comparable quarter of 2015. Revenue per rig hour in the first quarter of 2016 was $321 decreasing from $377 in the comparable quarter of 2015, due to lower utilization of our equipment and competitive rate pressure.

Contract drilling revenues decreased by 87% to $1.5 million during the first quarter of 2016 compared to $11.5 million in the same period in 2015. The number of rig operating days decreased 86% to 91 in the first quarter of 2016 compared to 674 in the first quarter of 2015. The decrease in revenue and rig operating days was due primarily to a decrease in drilling activity in the Permian Basin.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased 43% to $112.0 million during the first quarter of 2016 from $195.3 million in the same period in 2015, primarily due to decreases in activity and corresponding reductions in employee headcount and wages to adapt to current activity levels.

Direct operating expenses for the completion and remedial services segment decreased by 57% to $34.8 million during the first quarter of 2016 compared to $81.3 million for the same period in 2015 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 12% of revenues during the first quarter of 2016 compared to 28% for the same period in 2015, due to decremental margin impact of lower activity and increased price competition.

Direct operating expenses for the fluid services segment decreased by 24% to $41.2 million during the first quarter of 2016 compared to $54.1 million for the same period in 2015, mainly due to decreased activity levels. Segment profits were 18% of revenues during the first quarter of 2016 compared to 27% for the same period in 2015 due to the decline in trucking hours and lower skim oil sales and disposal activity.

Direct operating expenses for the well servicing segment decreased by 34% to $34.5 million during the first quarter of 2016 compared to $52.4 million for the same period in 2015. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 11% of revenues during the first quarter of 2016 compared to 18% of revenues during the first quarter of 2015.

Direct operating expenses for the contract drilling segment decreased 79% to $1.6 million during the first quarter of 2016 compared to $7.5 million for the same period in 2015, due to decreased activity and fewer rig operating days. Segment profits decreased to -4% of revenues during the first quarter of 2016 from 34% during the first quarter of 2015 due to a significant decline in drilling projects during the first quarter of 2016.

General and Administrative Expenses. General and administrative expenses decreased by 25% to $29.6 million during the first quarter of 2016 from $39.2 million for the same period in 2015, due to cost cutting measures implemented throughout 2015 including reduced headcount,  lower incentive bonus expense, and other cost savings initiatives.  General and administrative expenses included $2.8 million and $4.0 million of stock-based compensation expense during the first quarters of 2016 and 2015, respectively.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $56.2 million during the first quarter of 2016 compared to $60.9 million for the same period in 2015.  The decrease in depreciation and amortization expense is due to the decrease in our capital expenditures for equipment during the first quarter of 2016 and the latter part of 2015.

Interest Expense. Interest expense increased to $20.7 million during the first quarter of 2016 compared to $16.9 million during the third quarter of 2015 mainly due to the write-down of deferred debt costs of $2.0 million, related to the amendment to the revolving credit facility, which decreased the borrowing base to $100 million. The Company also incurred one month of interest on the new term loan which closed in the first quarter of 2016.

Income Tax Expense. There was income tax benefit of $4.5 million during the first quarter of 2016 compared to an income tax benefit of $17.9 million for the same period in 2015. Our effective tax rate during the first quarter of 2016 and 2015 was approximately 5% and 35%, respectively. Our effective tax rates for 2016 and 2015 differ from the federal tax rate due to permanent items and state income taxes. The difference in the rate from 2015 to 2016 is primarily due to the impact of a $24.5 valuation allowance recorded against the deferred tax assets and approximately $2.8 million of associated current period stock compensation expense that arose due to the Company’s deferred tax asset position.

Liquidity and Capital Resources

On February 17, 2016, the Company entered into the Term Loan Credit Agreement (the “Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. The Term Loan Agreement includes two categories of borrowings (collectively, the “Term Loans”): (a) the closing date term loan borrowings in an aggregate amount of $165.0 million on the closing date and (b) the delayed draw term loan borrowings in an aggregate principal amount not to exceed $15.0 million. The making of the Term Loans is subject to the satisfaction of certain conditions precedent, including, with respect to the delayed draw term loans, the consent of the lenders providing the delayed draw term loans.

On February 26, 2016, the Company satisfied the conditions precedent to the making of the closing date term loans, and the proceeds of the closing date term loans were deposited into an escrow account, pending satisfaction of certain conditions.  The proceeds of the Term Loans deposited in the escrow account will be released from escrow only upon the satisfaction of the following conditions: (i) on the closing date, 49.1% of the proceeds of the closing date term loans may be released upon Basic causing not less than 49.1% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent;  (ii) on May 31, 2016, upon the Company causing not less than 75% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent, the Term Loans in the escrow account may be released to the extent that the aggregate amount of Term Loans released to the Company on or prior to such date equals 75% of the Term Loans funded into the escrow account; and (iii) on August 31, 2016, the remaining proceeds of the Term Loans deposited in the escrow account may be released upon the Company causing not less than 95% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent.

Borrowings under the Term Loan Agreement will mature in February, 2021, unless such date is not a business day, in which case the borrowings under the Term Loan Agreement will mature on the first preceding business day. However, if Basic has not completed an acceptable 2019 senior notes refinancing by November, 2018, then the borrowings under the Term Loan Agreement will mature in November, 2018. Basic is required to prepay the Term Loan Agreement under certain circumstances without premium or penalty unless such prepayment is in connection with the “springing” maturity date of November, 2018 described above, a change of control or the incurrence of indebtedness not permitted under the Term Loan Agreement and under certain other circumstances, in which case such prepayment will be subject to the applicable premium.

Each Term Loan will bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to 13.50%.  In addition, Basic will be responsible for the applicable lenders’ fees, including a closing payment equal to 7.00% of the aggregate principal amount of commitments of each lender under the Term Loan Agreement as of the effective date, and administrative agent fees.

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

If an event of default occurs under the Term Loan Agreement, then the administrative agent may, with the consent of the required lenders, or shall, at the direction of, the required lenders, (i) terminate lenders’ commitments under the Term

Loan Agreement, (ii) declare any outstanding loans under the Term Loan Agreement to be immediately due and payable, and (iii) exercise on behalf of itself and the lenders all rights and remedies available to it and the lenders under the loan documents or applicable law or equity.

On February 26, 2016, in connection with the initial closing date of the Term Loan Agreement, the Company entered into an amendment to its existing $250 million revolving credit facility (as so amended, the “Modified Facility”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders, which, among other things: (i) reduced the maximum aggregate commitments thereunder from $250 million to $100 million; (ii) revised the maturity date to the earliest to occur of November, 2019 and August, 2018 if a specified refinancing of Basic’s 2019 senior notes has not been completed by August, 2018, (iii) modified the borrowing base calculation; (iv) permitted Basic to incur Term Loans under the new Term Loan Agreement in an aggregate principal amount not to exceed $180,000,000, and enter into and permitted to exist other obligations and liens relating to the Term Loan Agreement; and (v) redefined the collateral under the Modified Facility to exclude term loan priority collateral, and released and discharged the administrative agent’s security interests in and liens on such collateral.

As of March 31, 2016, Basic had no borrowings and $50.3 million of letters of credit outstanding under its Modified Facility, giving Basic $17.7 million of available borrowing capacity under the Modified Facility based on its borrowing base determined as of such date.  If borrowing capacity under the Modified Facility decreases in the future (i.e., based on eligible billed accounts receivable, eligible unbilled accounts receivable and eligible equipment), we may pursue alternative debt financing arrangements (subject to limitations under our senior note indentures) or other sources depending on market conditions to meet future liquidity needs. We currently believe that our operating cash flows, available funds from our revolving credit facility, and cash on hand will be sufficient to fund our near-term liquidity requirements. At March 31, 2016, we were in compliance with our covenants under the Term Loan Agreement and the Modified Facility.

As of March 31, 2016, our primary capital resources were net cash flows from our operations, utilization of capital leases, Term Loans under our Term Loan Agreement and borrowings under our Modified Facility. As of March 31, 2016, we had unrestricted cash and cash equivalents of $75.1 million compared to $46.7 million as of December 31, 2015. An additional amount of $83.6 million is classified as restricted cash and is expected to be released upon satisfaction of predetermined conditions related to perfection of the collateral later in 2016. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs. We currently believe that our operating cash flows, available funds from the Modified Facility, Term Loans under our Term Loan Agreement and cash on hand will be sufficient to fund our near-term liquidity requirements.

Net Cash Provided by Operating Activities

Cash used by operating activities was $20.8 million for the three months ended March 31, 2016 compared to cash provided by operating activities of $65.8 million during the same period in 2015.  Operating cash flow usage in the first three months of 2016 was due to an operating loss, however working capital increased during the period due to lower levels of accounts receivable and payable.

Capital Expenditures

Cash capital expenditures during the first three months of 2016 were $4.6 million compared to $25.8 million in the same period of 2015. We added $1.4 million of additional assets through our capital lease program during the first three months of 2016 compared to $8.3 million of additional assets in the same period in 2015.

In 2016, we currently have planned capital expenditures of approximately $20.0 to 30.0 million, including capital leases of $10.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing

Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets. We currently believe that our operating cash flows, available funds from the Modified Facility, Term Loans under our Term Loan Agreement, and cash on hand will be sufficient to fund our near-term liquidity requirements.

Other Matters

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses

As of March 31, 2016,  we had approximately $418.0 million of net operating loss carryforwards.

Recent Accounting Pronouncements

Accounting standards-setting organizations frequently issue new or revised accounting rules.  We regularly review all new pronouncements to determine their impact, if any, on our financial statements. See Note 15. “Recent Accounting Pronouncements,”  to the consolidated financial statements included in Part I, Item 1 (Financial Statements (unaudited)) of this Quarterly Report on Form 10-Q, and  Note 2. “Summary of Significant Accounting Policies,” to the audited consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2015.

Impact of Inflation on Operations

Management is of the opinion that inflation has not had a significant impact on our business.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2016, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchase of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended March 31, 2016:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
January 1 — January 31 (2)	2,762	$2.23	—	$
February 1 — February 29 (2)	646	$1.86	—	$
March 1 — March 31 (2)	216,429	$2.92	—	$
Total	219,837	$2.91	—	$9,451

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
10.1*

Term Loan Credit Agreement dated as of February 17, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 19, 2016)

10.2*

Amendment  No. 3 to Amended and Restated Credit Agreement, among Basic Energy Services, Inc. as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.3*

Intercreditor Agreement, dated as of February 26, 2016, among Bank of America, N.A., as administrative agent for the ABL Secured Parties, U.S. Bank National Association, as administrative agent and collateral agent for the Term Loan Secured Parties, and acknowledged by Basic Energy Services, Inc. and each of the Grantors party thereto.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.4*

Second Amended and Restated Security Agreement, dated as of February 26, 2016, among Basic Energy Services, Inc., as Borrower, and the other Debtors under the Amended and Restated Credit Agreement party thereto, and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016).

10.5*

Security Agreement, dated as of February 26, 2016, among Basic Energy Services, Inc., as Borrower, the other Debtors under the Term Loan Agreement party thereto, and U.S. Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016).

10.6*

Form of Performance-Based Award Agreement 2016 Performance-Based Phantom Stock Grants (Executive and Senior Management) (effective March 2016). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 30, 2016)

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
(Principal Accounting Officer)

Date: April 25, 2016

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
10.1*

Term Loan Credit Agreement dated as of February 17, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 19, 2016)

10.2*

Amendment  No. 3 to Amended and Restated Credit Agreement, among Basic Energy Services, Inc. as Borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.3*

Intercreditor Agreement, dated as of February 26, 2016, among Bank of America, N.A., as administrative agent for the ABL Secured Parties, U.S. Bank National Association, as administrative agent and collateral agent for the Term Loan Secured Parties, and acknowledged by Basic Energy Services, Inc. and each of the Grantors party thereto.  (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.4*

Second Amended and Restated Security Agreement, dated as of February 26, 2016, among Basic Energy Services, Inc., as Borrower, and the other Debtors under the Amended and Restated Credit Agreement party thereto, and Bank of America, N.A., as administrative agent. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016).

10.5*

Security Agreement, dated as of February 26, 2016, among Basic Energy Services, Inc., as Borrower, the other Debtors under the Term Loan Agreement party thereto, and U.S. Bank, National Association, as administrative agent. (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016).

10.6*

Form of Performance-Based Award Agreement 2016 Performance-Based Phantom Stock Grants (Executive and Senior Management) (effective March 2016). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 30, 2016)

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