Form 10-Q
period 2016-06-30
BASIC ENERGY SERVICES INC
filed 2016-07-29
CIK 1109189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________________________________________________
Form 10-Q
______________________________________________________________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from              to
Commission File Number 001-32693
______________________________________________________________________________________________________________________________________________
Basic Energy Services, Inc.
(Exact name of registrant as specified in its charter)
 ______________________________________________________________________________________________________________________________________________

Delaware	54-2091194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry Street, Suite 2100 Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip code)
(817) 334-4100
(Registrant’s telephone number, including area code)
______________________________________________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
42,758,940 shares of the registrant’s Common Stock were outstanding as of July 28, 2016.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86,100	$46,732
Restricted cash	30,196	—
Trade accounts receivable, net of allowance of $2,029 and $2,670, respectively	78,767	102,127
Accounts receivable - related parties	26	35
Income tax receivable	1,276	1,828
Inventories	33,364	36,944
Prepaid expenses	14,271	13,851
Other current assets	9,101	9,968
Total current assets	253,101	211,485
Property and equipment, net	751,070	846,290
Deferred debt costs, net of amortization	1,573	3,420
Intangible assets, net of amortization	62,298	66,745
Other assets	10,316	10,241
Total assets	$1,078,358	$1,138,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$33,033	$54,521
Accrued expenses	75,457	59,380
Current portion of long-term debt	42,923	48,651
Other current liabilities	1,011	7,003
Total current liabilities	152,424	169,555
Long-term debt, net of unamortized premium on notes of $818 and $956, and deferred debt costs of $24,321 and $9,704, respectively	961,416	828,664
Deferred tax liabilities	662	5,066
Other long-term liabilities	26,263	28,558
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2016 and December 31, 2015	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,758,940 shares outstanding at June 30, 2016; 43,500,032 shares issued and 42,196,680 shares outstanding at December 31, 2015	435	435
Additional paid-in capital	374,711	374,729
Retained deficit	(430,034)	(256,812)
Treasury stock, at cost, 741,092 and 1,303,352 shares at June 30, 2016 and December 31, 2015, respectively	(7,519)	(12,014)
Total stockholders' (deficit) equity	(62,407)	106,338
Total liabilities and stockholders' equity	$1,078,358	$1,138,181
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$36,228	$69,056	$75,924	$181,831
Fluid services	45,491	63,704	95,741	137,506
Well servicing	36,824	56,500	75,731	120,168
Contract drilling	1,461	4,336	2,965	15,812
Total revenues	120,004	193,596	250,361	455,317
Expenses:
Completion and remedial services	32,860	57,670	67,648	138,921
Fluid services	38,619	48,381	79,786	102,512
Well servicing	31,847	47,035	66,318	99,437
Contract drilling	1,368	3,488	2,929	11,014
General and administrative, including stock-based compensation of $2,277 and $3,270 in three months ended June 30, 2016 and 2015, and $5,117 and $7,239 in the six months ended June 30, 2016 and 2015, respectively	27,078	35,673	56,640	74,877
Depreciation and amortization	54,847	60,231	110,999	121,160
Loss (gain) on disposal of assets	336	(57)	261	(9)
Total expenses	186,955	252,421	384,581	547,912
Operating loss	(66,951)	(58,825)	(134,220)	(92,595)
Other income (expense):
Interest expense	(22,521)	(16,841)	(43,235)	(33,704)
Interest income	7	4	9	10
Other income	244	215	340	335
Loss before income taxes	(89,221)	(75,447)	(177,106)	(125,954)
Income tax benefit (expense)	(662)	27,152	3,884	45,035
Net loss	$(89,883)	$(48,295)	$(173,222)	$(80,919)
Loss per share of common stock:
Basic	$(2.11)	$(1.20)	$(4.14)	$(2.00)
Diluted	$(2.11)	$(1.20)	$(4.14)	$(2.00)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2015	43,500,032	$435	$374,729	$(12,014)	$(256,812)	$106,338
Issuances of restricted stock	—	—	(5,135)	5,135	—	—
Amortization of share-based compensation	—	—	5,117	—	—	5,117
Purchase of treasury stock	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	(173,222)	(173,222)
Balance - June 30, 2016 (unaudited)	43,500,032	$435	$374,711	$(7,519)	$(430,034)	$(62,407)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(173,222)	$(80,919)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	110,999	121,160
Accretion on asset retirement obligation	72	66
Change in allowance for doubtful accounts	(641)	(582)
Amortization of deferred financing costs	4,486	1,525
Amortization of premium on notes	(138)	(126)
Non-cash compensation	5,117	7,239
(Gain) loss on disposal of assets	261	(9)
Deferred income taxes	(4,404)	(45,037)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	24,010	121,348
Inventories	4,440	3,949
Income tax receivable	552	954
Prepaid expenses and other current assets	294	(978)
Other assets	(85)	160
Accounts payable	(21,488)	(23,474)
Other liabilities	(8,338)	(956)
Accrued expenses	16,077	(16,204)
Net cash (used in) provided by operating activities	(42,008)	88,116
Cash flows from investing activities:
Purchase of property and equipment	(11,561)	(34,823)
Proceeds from sale of assets	1,451	6,411
Net cash used in investing activities	(10,110)	(28,412)
Cash flows from financing activities:
Payments of debt	(25,422)	(43,111)
Proceeds from debt	165,000	—
Change in restricted cash	(30,196)	—
Purchase of treasury stock	(640)	(4,562)
Tax withholding from exercise of stock options	—	(3)
Exercise of employee stock options	—	727
Deferred loan costs and other financing activities	(17,256)	(848)
Net cash provided by (used in) financing activities	91,486	(47,797)
Net increase in cash and equivalents	39,368	11,907
Cash and cash equivalents - beginning of period	$46,732	79,915
Cash and cash equivalents - end of period	$86,100	$91,822
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2016 (unaudited)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the December 31, 2015 Form 10-K. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
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
Estimates and Uncertainties
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•Depreciation and amortization of property and equipment and intangible assets
•Impairment of property and equipment, goodwill and intangible assets
•Allowance for doubtful accounts
•Litigation and self-insured risk reserves
•Fair value of assets acquired and liabilities assumed in an acquisition
•Stock-based compensation
•Income taxes

2. Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.
The Company incurred a net loss of $173.2 million for the six months ended June 30, 2016, and a net loss of $241.7 million for the year ended December 31, 2015.

Basic’s senior management and Board are evaluating potential strategic alternatives, such as refinancing or restructuring of the Company’s capital structure or available financing options to address the Company's liquidity position and high debt levels. Basic has engaged financial and legal advisers, and is actively working with these advisers and negotiating with certain creditors and their advisers with respect to alternatives to the Company’s current capital structure. While the Company is optimistic that ongoing negotiations with its creditors will lead to satisfactory resolution of these issues, the Company cannot provide any assurance that these negotiations will be successful. If the Company is unable to find acceptable alternatives to its current capital structure to better fund future capital needs, or if the Company is unable to finance its operations on acceptable terms or at all, the Company’s business, financial condition and results of operations may be materially and adversely affected.
For additional information, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report.
3. Acquisitions
In 2015, Basic acquired substantially all of the assets of the following business, which was accounted for using the purchase method of accounting. The following table summarizes the values for the acquisition at the date of acquisition (in thousands):

		Total Cash Paid
	Closing Date	(net of cash acquired)

Harbor Resources, LLC	July 17, 2015	$4,500
Aerion Rental, LLC	July 24, 2015	1,997
Grey Rock Pressure Pumping, LLC	August 31, 2015	10,233
Total 2015		$16,730
The operations of the acquisitions listed above are included in Basic’s consolidated statement of operations as of each respective closing date. The provisional value used with respect to Harbor Resources, LLC, Aerion Rental, LLC and Grey Rock Pressure Pumping, LLC will be finalized during the third quarter of 2016. The pro forma effect of the acquisitions completed during 2015 were not material, either individually or when aggregated, to the reported results of operations. Basic has not made any acquisitions during the first six months of 2016.
4. Goodwill and Other Intangible Assets
During 2015, as a result of the Company’s assessment of goodwill, we impaired all existing goodwill. The Company had no additions to goodwill during the six months ended June 30, 2016.

Basic’s intangible assets were as follows (in thousands):

	June 30, 2016	December 31, 2015
Customer relationships	$92,660	$92,660
Non-compete agreements	9,427	13,057
Trade names	1,939	1,939
Other intangible assets	2,096	2,086
	106,122	109,742
Less accumulated amortization	43,824	42,997
Intangible assets subject to amortization, net	$62,298	$66,745

Amortization expense for the three months ended June 30, 2016 and 2015 was approximately $2.2 million and $2.3 million, respectively. Amortization expense for the six months ended June 30, 2016 and 2015 was approximately $4.5 million and $4.4 million, respectively.

Intangible assets, net of accumulated amortization allocated to reporting units as of June 30, 2016 were as follows (in thousands):

	Completion
	And Remedial			Contract
	Services	Well Servicing	Fluid Services	Drilling	Total
Intangible assets subject to amortization, net	$46,467	$5,647	$7,467	$2,717	$62,298
Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and other intangible assets are amortized over a 15-year life.

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Land	$20,422	$19,893
Buildings and improvements	75,359	73,599
Well service units and equipment	489,345	488,003
Frac equipment/test tanks	355,358	363,346
Pumping equipment	344,679	345,938
Fluid services equipment	268,778	268,249
Disposal facilities	163,015	166,371
Contract drilling equipment	112,690	112,068
Rental equipment	95,633	94,970
Light vehicles	67,419	67,521
Software	21,920	21,920
Other	16,335	16,672
Construction equipment	15,010	15,174
Brine and fresh water stations	15,810	13,761
	2,061,773	2,067,485
Less accumulated depreciation and amortization	1,310,703	1,221,195
Property and equipment, net	$751,070	$846,290

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Fluid services equipment	$117,773	$129,459
Pumping equipment	39,709	43,573
Light vehicles	27,996	33,424
Contract drilling equipment	5,840	6,493
Well service units and equipment	335	541
Construction equipment	118	288
	191,771	213,778
Less accumulated amortization	84,363	82,679
	$107,408	$131,099

Amortization of assets held under capital leases of approximately $9.2 million and $10.4 million for the three months ended June 30, 2016 and 2015, respectively and $18.8 million and $21.2 million for the six months ended June 30, 2016 and 2015, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

6. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Credit Facilities:
Term Loan	$165,000	$—
7.75% Senior Notes due 2019	475,000	475,000
7.75% Senior Notes due 2022	300,000	300,000
Unamortized premium	818	956
Capital leases and other notes	87,842	111,063
Total debt	1,028,660	887,019
Less debt issuance costs, net of amortization	24,321	9,704
Less current portion	42,923	48,651
Long-term debt	$961,416	$828,664

 On February 17, 2016, the Company entered into the Term Loan Credit Agreement (as subsequently amended, the “Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. The Term Loan Agreement includes two categories of borrowings (collectively, the “Term Loans”): (a) the closing date term loan borrowings in an aggregate amount of $165.0 million on the closing date, and (b) a delayed draw term loan borrowing in an aggregate principal amount not to exceed $15.0 million. The making of the Term Loans is subject to the satisfaction of certain conditions precedent, including, with respect to the delayed draw term loans, the consent of the lenders providing the delayed draw term loans.

On February 26, 2016, the Company satisfied the conditions precedent to the making of the closing date term loans, and the proceeds of the closing date term loans were deposited into an escrow account, pending satisfaction of certain conditions. On the closing date, 49.1% of the proceeds of the closing date term loans were released upon Basic causing not less than 49.1% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent. On May 31, 2016, an additional 26%, and on June 30, 2016, an additional 10% of the proceeds of the closing date term loans were released upon Basic causing not less than 85% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent. On August 31, 2016, upon the satisfaction of predetermined conditions related to perfection of collateral, the remaining proceeds of the Term Loans deposited in the escrow account may be released upon the Company causing not less than 95% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent. However, such conditions may not be satisfied by August 31, 2016, and the Company is currently seeking an extension of the deadline for satisfaction of such conditions. The Company cannot predict whether the Term Loan Agreement lenders will agree to extend the deadline for satisfaction of such conditions. Delayed draw term loan borrowings may be made until October 31, 2016.

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

The Company adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Cost” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The table below presents long-term debt and associated deferred debt issuance costs, net of amortization. The unamortized value of deferred debt issuance costs associated with the Modified Facility continue to be presented as an asset on the Company’s consolidated balance sheets.

As of June 30, 2016, Basic had no borrowings and $51.8 million of letters of credit outstanding under its Modified Facility, giving Basic $22.1 million of available borrowing capacity based on its borrowing base determined as of such date.

Basic’s interest expense consisted of the following (in thousands):

	Six Months Ended June 30,
	2016	2015
Cash payments for interest	$32,560	$30,892
Commitment and other fees paid	1,272	1,336
Amortization of debt issuance costs and discount or premium on notes	4,348	1,398
Change in accrued interest	5,010	174
Other	45	(96)
	$43,235	$33,704

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
At June 30, 2016 and December 31, 2015, self-insured risk accruals totaled approximately $31.1 million and $30.8 million, respectively.
8. Stockholders’ Equity
Common Stock
In March 2016, Basic granted various employees 790,263 restricted shares of common stock that vest over a three-year period.
Treasury Stock
As of June 30, 2016, Basic may purchase up to an additional $9.5 million of Basic’s shares of common stock under the repurchase program. During the first six months of 2016, Basic did not repurchase any shares under the repurchase program.
Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 220,391 shares through net share settlements during the first six months of 2016 and 203,594 shares through net share settlements during the first six months of 2015.
9. Incentive Plan
During the three months ended June 30, 2016 and 2015, compensation expense related to share-based arrangements was approximately $2.3 million and $3.3 million, respectively. For compensation expense recognized during the three months ended June 30, 2015, Basic recognized a tax benefit of approximately $1.2 million. During the six months ended June 30, 2016 and 2015, compensation expense related to share-based arrangements was approximately $5.1 million and $7.2 million, respectively. For compensation expense recognized during the six months ended June 30, 2015, Basic recognized a tax benefit of approximately $2.6 million.
 As of June 30, 2016, there was approximately $12.6 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Plan. That cost is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of share-based awards vested during the six months ended June 30, 2016 and 2015 was approximately $2.5 million and $5.0 million, respectively. During the six months ended June 30, 2016 and 2015, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there was no NOL, there would have been an excess tax benefit of approximately $11,000 at June 30, 2015.

Stock Option Awards
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.
The following table reflects changes during the six month period and a summary of stock options outstanding at June 30, 2016:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	175,000	$26.29
Options expired	(152,000)	26.84
Outstanding, end of period	23,000	$22.66	0.7	$—
Exercisable, end of period	23,000	$22.66	0.7	$—
Vested or expected to vest, end of period	23,000	$22.66	0.7	$—

The total intrinsic value of share options exercised during the six months June 30, 2015 was approximately $37,000. There were no stock options exercised during the six months ended June 30, 2016.
Cash received from share option exercises under the Plan was approximately $724,000 for the six months ended June 30, 2015. During the six months ended June 30, 2016 and 2015, there was no excess tax benefit due to the NOL. If there was no NOL, there would have been no tax benefit for at June 30, 2016, and an excess tax benefit of approximately $534,000 at June 30, 2015.
Restricted Stock Awards
 A summary of the status of Basic’s non-vested share grants at June 30, 2016 and changes during the six months ended June 30, 2016 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,967,376	$14.34
Granted during period	790,263	2.73
Vested during period	(858,705)	15.02
Forfeited during period	(7,612)	23.81
Nonvested at end of period	1,891,322	$9.14

Phantom Stock Awards
On March 24, 2016, Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the two-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2015 and ending on the last NYSE trading day of 2017). The number of phantom shares to be issued will range from 0% to 150% of the 705,263 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-half increments on March 15, 2018 and 2019 (subject to accelerated vesting in certain circumstances). As of June 30, 2016, Basic estimated that 100% of the target number of performance-based awards will be earned. The Board of Directors also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 552,100. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting March 15, 2017 (subject to accelerated vesting in certain circumstances).

Key Employee Retention Plan and Key Employee Incentive Plan

In June 2016, in order to retain top-tier executive talent, Basic entered into (i) Key Employee Retention Bonus ("KERP") agreements with certain of its employees, and (ii) Key Employee Incentive Bonus ("KEIP") agreements with certain of its executive officers. The Company’s Board of Directors authorized the KERP and KEIP, which are designed to supplement Basic’s existing employee compensation programs. The KERP and KEIP programs are to be paid in cash. The first installment of the KERP was paid in June 2016. The remaining payments are to be paid on each of August 15, 2016, November 15, 2016 and February 15, 2017. The first payment of the KEIP was paid in June 2016, and remaining payments under the KEIP bonus are subject to the attainment of certain goals related to restructuring of the Company's debt.

Under the retention bonus agreements, if prior to June 20, 2017 either (i) a recipient voluntarily terminates his employment with the Company other than as an eligible retirement or (ii) his employment is terminated by the Company for cause then the recipient will both forfeit his right to payment of any remaining installment payments and be obligated to repay the Company for the total amount of any installment payments previously paid prior to such termination. The recipient will be eligible to receive any scheduled installment payments under the plans in the event of a termination of employment prior to the vesting date that is without cause, as an eligible retirement or by reason of disability or death.
10. Related Party Transactions
Basic had receivables from employees of approximately $26,000 and $34,000 as of June 30, 2016 and December 31, 2015, respectively.
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

11. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted earnings (loss) per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net loss	$(89,883)	$(48,295)	$(173,222)	$(80,919)
Denominator:
Denominator for basic loss per share	42,602,128	40,167,876	41,869,855	40,360,194
Denominator for diluted loss per share	42,602,128	40,167,876	41,869,855	40,360,194
Basic loss per common share:	$(2.11)	$(1.20)	$(4.14)	$(2.00)
Diluted loss per common share:	$(2.11)	$(1.20)	$(4.14)	$(2.00)

Unvested restricted stock shares of approximately 803,240 and 781,526 were excluded from the computation of diluted loss per share for the three month and six months ended June 30, 2016, respectively, and stock options and unvested restricted stock of 494,670 and 650,972 were excluded in the computation of diluted loss per share for the three and six months ended June 30, 2015, respectively, as the effect would have been anti-dilutive.

12. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract	Corporate and
	Services	Services	Servicing	Drilling	Other	Total
Three Months Ended June 30, 2016 (Unaudited)
Operating revenues	$36,228	45,491	36,824	1,461	$—	$120,004
Direct operating costs	(32,860)	(38,619)	(31,847)	(1,368)	—	$(104,694)
Segment profits	$3,368	$6,872	$4,977	$93	$—	$15,310
Depreciation and amortization	$18,954	$16,145	$13,886	$3,201	$2,661	$54,847
Capital expenditures (excluding acquisitions)	$935	$3,031	$2,303	$—	$1,526	$7,795
Three Months Ended June 30, 2015 (Unaudited)
Operating revenues	$69,056	$63,704	$56,500	$4,336	$—	$193,596
Direct operating costs	(57,670)	(48,381)	(47,035)	(3,488)	—	(156,574)
Segment profits	$11,386	$15,323	$9,465	$848	$—	$37,022
Depreciation and amortization	$21,056	$17,515	$15,284	$3,512	$2,864	$60,231
Capital expenditures (excluding acquisitions)	$2,274	$2,710	$2,892	$236	$1,831	$9,943
Six Months Ended June 30, 2016 (Unaudited)
Operating revenues	$75,924	95,741	75,731	2,965	$—	$250,361
Direct operating costs	(67,648)	(79,786)	(66,318)	(2,929)	—	$(216,681)
Segment profits	$8,276	$15,955	$9,413	$36	$—	$33,680
Depreciation and amortization	$38,359	$32,673	$28,102	$6,479	$5,386	$110,999
Capital expenditures (excluding acquisitions)	$1,511	$6,178	$3,454	$113	$2,506	$13,762
Identifiable assets	$324,114	$227,006	$209,498	$45,976	$271,764	$1,078,358
Six Months Ended June 30, 2015 (Unaudited)
Operating revenues	$181,831	$137,506	$120,168	$15,812	$—	$455,317
Direct operating costs	(138,921)	(102,512)	(99,437)	(11,014)	—	(351,884)
Segment profits	$42,910	$34,994	$20,731	$4,798	$—	$103,433
Depreciation and amortization	$42,356	$35,233	$30,745	$7,064	$5,762	$121,160
Capital expenditures (excluding acquisitions)	$16,446	$8,936	$13,243	$1,110	$4,346	$44,081
Identifiable assets	$477,316	$277,739	$257,778	$56,230	$333,011	$1,402,074

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Segment profits	$15,310	$37,022	$33,680	$103,433
General and administrative expenses	(27,078)	(35,673)	(56,640)	(74,877)
Depreciation and amortization	(54,847)	(60,231)	(110,999)	(121,160)
Gain (Loss) on disposal of assets	(336)	57	(261)	9
Operating loss	$(66,951)	$(58,825)	$(134,220)	$(92,595)

13. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Capital leases issued for equipment	$2,201	$9,257
Asset retirement obligation additions (retirements)	$(21)	$13

Basic paid no income taxes during the six months ended June 30, 2016 and 2015. Basic paid interest of approximately $32.6 million and $30.9 million during the six months ended June 30, 2016 and 2015, respectively.

14. Fair Value Measurements
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2016 and December 31, 2015. The fair value of our long-term notes is based upon the quoted market prices at June 30, 2016 and December 31, 2015 and is as follows:

	Fair Value	June 30, 2016		December 31, 2015
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
7.75% Senior Notes due 2019, excluding premium	1	$475,000	$180,500	$475,000	$399,000
7.75% Senior Notes due 2022, excluding premium	1	$300,000	$84,006	$300,000	$238,500
Term Loan	3	$165,000	$167,968	$—	$—

The fair value of the Company’s Senior Notes is based on quoted market prices available for Basic’s Senior Notes. The fair value of the Company’s Term Loan is based upon our discounted cash flows model using a third-party discount rate. The carrying amount of our Modified Facility approximates fair value due to its variable-rate characteristics.
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments.

15. Recent Accounting Pronouncements
Recently adopted
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

Not yet adopted
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
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory.” ASU 2015-11, changes the measurement principle for entities that do not measure inventory using the last-in, first-out (LIFO) or retail inventory method from the lower of cost or market to lower of cost and net realizable value. The ASU also eliminates the requirement for these entities to consider replacement cost or net realizable value less an approximately normal profit margin when measuring inventory. The ASU is effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Basic has evaluated this pronouncement and determined that it will not have a material impact on its consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.
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
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting.” The purpose of this Update to is to simplify overly complex areas of GAAP, while maintaining or improving the usefulness of the information. The areas for simplification in this Update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This Update is effective for Basic in annual periods beginning after December 15, 2016, including interim periods within those fiscal years. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we made three business acquisitions from January 1, 2015 to June 30, 2016. These transactions, as well as market fluctuations, may make our revenues, expenses and income not directly comparable between periods.
Our total hydraulic horsepower (“hhp”) increased to 444,000 at June 30, 2016 compared to 442,000 in the second quarter of 2015. Our weighted average number of fluid service trucks decreased from 1,011 in the second quarter of 2015 to 976 in the second quarter of 2016. Our weighted average number of well servicing rigs remained constant at 421 during the second quarter of 2016 compared to the second quarter of 2015.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six-Months-Ended June 30,
	2016		2015
Revenues:
Completion and remedial services	$75.9	30%	$181.8	41%
Fluid services	$95.8	38%	$137.5	30%
Well servicing	$75.7	31%	$120.2	26%
Contract drilling	$3.0	1%	$15.8	3%
Total revenues	$250.4	100%	$455.3	100%

 During the fourth quarter of 2015, oil prices declined to a level near $50 per barrel (WTI Cushing) and remained at or below that level during the first half of 2016.  During the first quarter of 2016, oil prices declined further to a level below $30 per barrel (WTI Cushing) and increased somewhat, but remained below $50 per barrel throughout the second quarter. As a result, we have continued to see a significant impact on our customers’ activity and the rates we are able to charge our customers.  Despite the second-quarter 2016 stabilization in oil prices, levels of customer capital expenditures, including maintenance and workover activities have not increased as oil prices remain below breakeven levels in many basins. Additionally, the Company experienced significant weather conditions during the first part of the second quarter of 2016.
As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas remained challenged during 2016.
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
During the first six months of 2016, we did not make any business acquisitions.
Segment Overview
Completion and Remedial Services
During the first six months of 2016, our completion and remedial services segment represented approximately 30% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and other services.
Our pumping services typically concentrate on providing mid-sized fracturing services in selected markets. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 444,000 and 442,000 at June 30, 2016 and 2015, respectively.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During this extended period of decreased spending by oil and gas companies, we have discounted our rates to remain competitive, which would cause lower segment profits.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016 (dollars in thousands):

		Segment
	Revenues	Profits %
2015:
First Quarter	$112,775	28%
Second Quarter	$69,055	17%
Third Quarter	$67,240	16%
Fourth Quarter	$58,480	15%
Full Year	$307,550	20%
2016:
First Quarter	$39,696	12%
Second Quarter	$36,228	9%
The decrease in completion and remedial services revenue to $36.2 million in the second quarter of 2016 from $39.7 million in the first quarter of 2016 resulted primarily from decreased activity and severe weather throughout much of our geographic footprint. Competition has driven pricing for frac and other pumping services below breakeven levels in several basins.  Segment profits as a percentage of revenue decreased to 9% in the second quarter of 2016 from 12% in first quarter of 2016 on reduced pricing for services and lower utilization levels.
Fluid Services
During the first six months of 2016, our fluid services segment represented approximately 38% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and usually have a stable demand but produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We price fluid services by the job, by the hour, or by the quantities sold, disposed of or hauled.
 The following is an analysis of our fluid services operations for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2015:
First Quarter	1,046	595,100	$71	$19	27%
Second Quarter	1,011	573,700	$63	$15	24%
Third Quarter	1,012	565,400	$62	$15	24%
Fourth Quarter	1,002	557,000	$58	$12	21%
Full Year	1,018	2,291,200	$254	$61	24%
2016:
First Quarter	985	521,500	$51	$10	18%
Second Quarter	976	474,400	$47	$7	15%

Revenue per fluid service truck decreased to $47,000 in the second quarter of 2016 compared to $51,000 in the first quarter of 2016 and segment profit percentage decreased to 15% in the second quarter of 2016 from 18% in the first quarter of 2016 primarily due to decreases in customer pricing and disposal utilization.
Well Servicing
During the first six months of 2016, our well servicing segment represented 31% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
We charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet remained constant at a weighted average number of 421 rigs.

The following is an analysis of our well servicing operations for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2015:
First Quarter	421	163,900	55%	$377	$69	18%
Second Quarter	421	154,700	51%	$351	$61	17%
Third Quarter	421	154,100	50%	$334	$50	14%
Fourth Quarter	421	120,000	39%	$324	$33	9%
Full Year	421	592,700	49%	$348	$54	15%
2016:
First Quarter	421	108,400	36%	$321	$44	11%
Second Quarter	421	113,700	38%	$308	$44	14%

Rig utilization was 38% in the second quarter of 2016, up slightly from 36% in the first quarter of 2016.  The higher utilization rate in the second quarter of 2016 resulted from an increase in well servicing hours and increases in activity in selected basins. Our segment profit percentage increased to 14% for the second quarter of 2016 from 11% in the first quarter of 2016, primarily due to increased utilization and the effects of cost-saving initiatives on direct costs during the first half of 2016.
Contract Drilling
During the first six months of 2016, our contract drilling segment represented approximately 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we charge our drilling rig customers a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the second quarter of 2016.
The following is an analysis of our contract drilling segment for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, 2016 and June 30, 2016 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2015:
First Quarter	12	674	$17,000	$5,900	34%
Second Quarter	12	280	$15,500	$3,000	20%
Third Quarter	12	252	$15,300	$2,600	17%
Fourth Quarter	12	155	$16,500	$400	3%
Full Year	12	1,361	$16,300	$4,000	25%
2016:
First Quarter	12	91	$16,500	$(600)	(4)%
Second Quarter	12	91	$16,100	$1,000	6%
 Revenue per day decreased to $16,100 in the second quarter of 2016 compared to $16,500 in the first quarter of 2016. The decrease in drilling revenue per day in the second quarter of 2016 was due to a decrease in rig trucking revenues and utilization. Segment profit percentage increased to 6% in the second quarter of 2016 compared to segment loss of 4% in the first quarter of 2016 due to the effects of cost-saving initiatives implemented throughout the first half of 2016.

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
Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 2 of the Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K.
Results of Operations
The following is a comparison of our results of operations for the three months ended June 30, 2016 compared to the three months ended June 30, 2015. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015
Revenues. Revenues decreased by 38% to $120.0 million during the second quarter of 2016 from $193.6 million during the same period in 2015. This decrease was primarily due to decreased demand for our services by our customers compared to the second quarter of 2015, when our customers were still in the process of determining whether to reduce their capital budgets and ramp down projects. After the prolonged period of lower oil prices including the second quarter of 2016, our customers have curtailed projects and reduced capital budgets for new projects.
Completion and remedial services revenues decreased by 48% to $36.2 million during the second quarter of 2016 compared to $69.1 million in the same period in 2015. The decrease in revenue between these periods was primarily due to continued lower demand for completion related activities and our reduced pricing for our services, particularly in our pumping services and coiled tubing lines of business. Total hydraulic horsepower increased to 444,000 at June 30, 2016 from 442,000 at June 30, 2015.
Fluid services revenues decreased by 29% to $45.5 million during the second quarter of 2016 compared to $63.7 million in the same period in 2015, due to decreases in trucking hours and lower pricing for our services. Our revenue per fluid service truck decreased 25% to $47,000 in the second quarter of 2016 compared to $63,000 in the same period in 2015 due mainly to decreases in pricing, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 976 during the second quarter of 2016 compared to 1,011 in the same period in 2015.
Well servicing revenues decreased by 35% to $36.8 million during the second quarter of 2016 compared to $56.5 million during the same period in 2015. The decrease was driven by a decrease in utilization of our equipment, primarily due to declines in customer demand and pricing. Our weighted average number of well servicing rigs remained constant at 421 during the second quarter of 2016 and 2015.  Utilization was 38% in the second quarter of 2016, compared to 51% in the comparable quarter of 2015. Revenue per rig hour in the second quarter of 2016 was $308, decreasing from $351 in the comparable quarter of 2015, due to competitive rate pressures.
Contract drilling revenues decreased by 66% to $1.5 million during the second quarter of 2016 compared to $4.3 million in the same period in 2015. The number of rig operating days decreased 68% to 91 in the second quarter of 2016 compared to 280 in the second quarter of 2015. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $104.7 million during the second quarter of 2016 from $156.6 million in the same period in 2015, primarily due to decreases in activity and corresponding reductions in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment decreased by 43% to $32.9 million during the second quarter of 2016 compared to $57.7 million for the same period in 2015 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 9% of revenues during the second quarter of 2016 compared to 17% for the same period in 2015, due to decremental margin impact of lower activity and increased price competition.

Direct operating expenses for the fluid services segment decreased by 20% to $38.6 million during the second quarter of 2016 compared to $48.4 million for the same period in 2015, mainly due to decreased activity levels. Segment profits were 15% of revenues during the second quarter of 2016 compared to 24% for the same period in 2015 due to the decline in trucking hours and lower skim oil sales and disposal activity.
Direct operating expenses for the well servicing segment decreased by 32% to $31.8 million during the second quarter of 2016 compared to $47.0 million for the same period in 2015. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 14% of revenues during the second quarter of 2016 compared to 17% of revenues during the second quarter of 2015 due to the impact of decremental margins on a lower revenue base and increased pricing competition.
Direct operating expenses for the contract drilling segment decreased 61% to $1.4 million during the second quarter of 2016 compared to $3.5 million for the same period in 2015, due to decreased activity and fewer rig operating days. Segment profits decreased to 6% of revenues during the second quarter of 2016 from 20% during the second quarter of 2015 due to a significant decline in drilling projects during the second quarter of 2016.
General and Administrative Expenses. General and administrative expenses decreased by 24% to $27.1 million during the second quarter of 2016 from $35.7 million for the same period in 2015, due to cost cutting measures implemented throughout the first half of 2016 including reduced headcount, salary reductions and lower incentive bonus expense. General and administrative expenses included $2.3 million and $3.3 million of stock-based compensation expense during the second quarters of 2016 and 2015, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $54.8 million during the second quarter of 2016 compared to $60.2 million for the same period in 2015.  The decrease in depreciation and amortization expense is due to the decrease in capital expenditures for equipment during the second quarter of 2016.
Interest Expense. Interest expense increased to $22.5 million during the second quarter of 2016 compared to $16.8 million during the second quarter of 2015 due to additional interest related to our Term Loan Agreement.
Income Tax Expense. There was income tax expense of $662,000 during the second quarter of 2016 compared to an income tax benefit of $27.2 million for the same period in 2015. Our effective tax rate during the second quarter of 2016 and 2015 was approximately (1)% and 36%, respectively.  The difference in the rate from 2015 to 2016 is due to the impact of deferred tax valuation allowances related to net operating loss carryforwards available to be used in future periods.
Six Months Ended June 30, 2016 Compared to Six Months Ended June 30, 2015
The following is a comparison of our results of operations for the six months ended June 30, 2016 compared to the six months ended June 30, 2015. For additional segment-related information and trends, please read “Segment Overview” above.
Revenues. Revenues decreased by 45% to $250.4 million during the six months ended June 30, 2016 from $455.3 million during the same period in 2015. This decrease was primarily due to decreased demand for our services by our customers compared to the first half of 2015, when our customers were still in the process of determining whether to reduce their capital budgets and ramp down projects. After the prolonged period of lower oil prices including the first half of 2016, our customers have curtailed projects and reduced capital budgets for new projects.
Completion and remedial services revenues decreased by 58% to $75.9 million during the six months ended June 30, 2016 compared to $181.8 million in the same period in 2015. The decrease in revenue between these periods was primarily due to decreased demand for completion related activities and pricing for our services, particularly in our pumping and coil tubing services lines of business. Additionally, we agreed to extend a $4.5 million credit to a customer as the result of an audit in the second quarter of 2015.  Total hydraulic horsepower increased to 444,000 at June 30, 2016 from 442,000 at June 30, 2015.
Fluid services revenues decreased by 30% to $95.7 million during the six months ended June 30, 2016 compared to $137.5 million in the same period in 2015, due to decreases in trucking hours and lower pricing for our services. Our revenue per fluid service truck decreased 27% to $98,000 in the six months ended June 30, 2016 compared to $134,000 in the same period in 2015 due mainly to decreases in pricing for our services, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 980 during the six months ended June 30, 2016 compared to 1,029 in the same period in 2015.
Well servicing revenues decreased by 37% to $75.7 million during the six months ended June 30, 2016 compared to $120.2 million during the same period in 2015. The decrease was driven by a decrease in rig hours, primarily due to declines in utilization and pricing for our services. Our weighted average number of well servicing rigs remained constant at 421 during the six months ended June 30, 2016 and 2015.  Utilization was 37% in the six months ended June 30, 2016, compared to 53% in the comparable period of 2015. Revenue per rig hour in the six months ended June 30, 2016 was $314 decreasing from $364 in the comparable period of 2015 due to competitive pricing pressures.

Contract drilling revenues decreased by 81% to $3.0 million during the six months ended June 30, 2016 compared to $15.8 million in the same period in 2015. The number of rig operating days decreased 81% to 182 in the six months ended June 30, 2016 compared to 954 in the six months ended June 30, 2015. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $216.7 million during the six months ended June 30, 2016 from $351.9 million in the same period in 2015, primarily due to decreases in activity and corresponding reductions in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment decreased by 51% to $67.6 million during the six months ended June 30, 2016 compared to $138.9 million for the same period in 2015 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 11% of revenues during the six months ended June 30, 2016 compared to 24% for the same period in 2015, due to decreased completion-related activity, price competition and a $4.5 million credit given to a customer as the result of an audit in the second quarter of 2015.
Direct operating expenses for the fluid services segment decreased by 22% to $79.8 million during the six months ended June 30, 2016 compared to $102.5 million for the same period in 2015, mainly due to decreased activity and pricing levels. Segment profits were 17% of revenues during the six months ended June 30, 2016 compared to 25% for the same period in 2015 due to the decline in trucking hours and lower skim oil sales and disposal activity.
Direct operating expenses for the well servicing segment decreased by 33% to $66.3 million during the six months ended June 30, 2016 compared to $99.4 million for the same period in 2015. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 12% of revenues during the six months ended June 30, 2016 compared to 17% of revenues during the six months ended June 30, 2015 due to decremental margins on lower revenues.
Direct operating expenses for the contract drilling segment decreased 73% to $2.9 million during the six months ended June 30, 2016 compared to $11.0 million for the same period in 2015, due to decreased activity and fewer rig operating days. Segment profits decreased to 1% of revenues during the six months ended June 30, 2016 from 30% during the six months ended June 30, 2015 due to a significant decline in drilling projects in the Permian Basin.
General and Administrative Expenses. General and administrative expenses decreased by 24% to $56.6 million during the six months ended June 30, 2016 from $74.9 million for the same period in 2015, due to the effects of cost cutting measures implemented in the six months ended June 30, 2016, including headcount reductions, salary reductions and lower incentive bonus expense. General and administrative expenses included $5.1 million and $7.2 million of stock-based compensation expense during the six months ended June 30, 2016 and 2015, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $111.0 million during the six months ended June 30, 2016 compared to $121.2 million for the same period in 2015.  The decrease in depreciation and amortization expense is due to the decrease in capital expenditures for equipment during the first six months of 2016.
Interest Expense. Interest expense increased to $43.2 million during the six months ended June 30, 2016 compared to $33.7 million during the six months ended June 30, 2015, due to additional interest expense related to our Term Loan Agreement.
Income Tax Expense. There was income tax benefit of $3.9 million during the six months ended June 30, 2016 compared to an income tax benefit of $45.0 million for the same period in 2015. Our effective tax rate during the six months ended June 30, 2016 and 2015 was approximately 2% and 36%, respectively. The difference in the rate from 2015 to 2016 is due to the impact of deferred tax valuation allowances related to net operating loss carryforwards available to be used in future periods.
Liquidity and Capital Resources
As of June 30, 2016, our primary capital resources were utilization of capital leases, borrowings under our Term Loan Agreement and borrowings under our Modified Facility, partially offset by net cash used in operations. As of June 30, 2016, we had unrestricted cash and cash equivalents of $86.1 million compared to $46.7 million as of December 31, 2015. An additional amount of $19.4 million is classified as restricted cash and may be released only upon satisfaction of predetermined conditions related to perfection of the collateral by August 31, 2016. However, such conditions may not be satisfied by August 31, 2016, and the Company is currently seeking an extension of the deadline for satisfaction of such conditions. The Company cannot predict whether the Term Loan Agreement lenders will agree to extend the deadline for the satisfaction of such conditions.
As of June 30, 2016, Basic had no borrowings and $51.8 million of letters of credit outstanding under its Modified Facility, giving Basic $22.1 million of available borrowing capacity under the Modified Facility based on its borrowing base determined as of such date, of which $15 million is subject to leverage covenants.

On February 17, 2016, the Company entered into the Term Loan Agreement with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. For further discussion of the terms of the Term Loan Agreement, see Note 6. "Long-Term Debt and Interest Expense" to the consolidated financial statements included in Part I, Item 1 (Financial Statements (unaudited)) of this Quarterly Report on Form 10-Q. At June 30, 2016, we were in compliance with all covenants under the Term Loan Agreement and the Modified Facility.
We used $42.0 million in operations during the six months ended June 30, 2016, compared to cash provided by operations of $88.1 million for the same period in 2015. We have implemented cost-reduction and cash conservation measures. However, if cash flow from operations remains depressed due to an extended period of lower commodity prices, then we may have difficulty financing our short-term obligations. We can provide no assurance that additional financing will be available or, if available, offered to us on acceptable terms.
Basic’s senior management and Board are evaluating potential strategic alternatives, such as refinancing or restructuring of the Company’s capital structure or available financing options to address the Company's liquidity position and high debt levels. Basic has engaged financial and legal advisors, and is actively working with its advisors and negotiating with certain creditors and their advisors with respect to alternatives to the Company's current capital structure.  While the Company is optimistic that ongoing negotiations with its creditors will lead to satisfactory resolution of these issues, the Company cannot provide any assurance that these negotiations will be successful. If the Company is unable to find acceptable alternatives to its current capital structure to better fund future capital needs, or if the Company is unable to finance its operations on acceptable terms or at all, the Company’s business, financial condition and results of operations may be materially and adversely affected.

Net Cash Provided by Operating Activities
Cash used by operating activities was $42.0 million for the three months ended June 30, 2016, a decrease compared to cash provided by operating activities of $88.1 million during the same period in 2015.  Operating cash flow usage in the first six months of 2016 was due to an operating loss; however, working capital increased during the period due to lower levels of accounts receivable and payable.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and our ability to generate cash flow from operations. Our ability to maintain adequate liquidity depends upon industry conditions and financial, competitive, and other factors beyond our control. In the event that cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may have limited access to additional financing.

Capital Expenditures
Cash capital expenditures during the first six months of 2016 were $11.6 million compared to $34.8 million in the same period of 2015. We added $2.2 million of additional assets through our capital lease program during the first six months of 2016 compared to $9.3 million of additional assets in the same period in 2015.
In 2016, we currently have planned capital expenditures of under $30.0 million, including capital leases of $10.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Capital Resources and Financing
Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices and declines in capital and debt markets. Our long-term liquidity requirements and the adequacy of our capital resources are difficult to predict at this time.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
As of June 30, 2016, we had approximately $467.0 million of net operating loss carryforwards.

Recent Accounting Pronouncements
The Company's consideration of recent accounting pronouncements is included in Note 14. Recent Accounting Pronouncements to these consolidated financial statements.
Impact of Inflation on Operations
Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2016, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
ITEM 1A.  RISK FACTORS

In addition to the risks factors set out below and the other information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements,” in Part I, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of known factors which could materially affect our business, financial condition or future results.

We may not be able to generate sufficient cash flows to service our debt obligations in accordance with their terms, and we may be forced to take other actions in attempt to satisfy these obligations, which may not be successful. If we are unable to repay or refinance our existing and future debt as it becomes due, whether at maturity or as a result of acceleration, we may be unable to continue as a going concern.

As of June 30, 2016, we had total indebtedness of $1.0 billion. Based on this debt balance, we expect to have approximately $41.3 million in aggregate interest payments due after June 30, 2016 for the remainder of 2016, and $82.6 million of aggregate interest payments due in 2017. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Lower commodity prices have negatively impacted our revenues, earnings and cash flows, and sustained low oil and natural gas prices will have a material and adverse effect on our liquidity position. We cannot assure you that our business will generate sufficient cash flows from operating activities or that future sources of capital will be available to us in an amount sufficient to permit us to service our indebtedness or repay our indebtedness as it becomes due or to fund our other liquidity needs. In addition, there can be no assurance that we will have the ability to borrow or otherwise raise the amounts necessary to repay or refinance our indebtedness as it matures. If we are unable to generate sufficient cash flow to service our debt or meet our debt obligations as they become due, we may be required to restructure or refinance all or a portion of our debt, obtain additional financing, sell some of our assets or operations or reduce or delay capital expenditures, including development efforts and acquisitions.

If we are unable to meet our debt service obligations or should we fail to comply with, or obtain relief from, the financial and other restrictive covenants contained in the Modified Facility or the Term Loan Agreement, we may trigger an event of default thereunder. Upon such an event of default, the lenders may refuse to fund borrowings under the Modified Facility or the Term Loan Agreement and would have the right to terminate the commitments thereunder and potentially accelerate all amounts outstanding thereunder. An acceleration of the indebtedness under the Modified Facility or the Term Loan Agreement could also cause a cross default or cross acceleration of our other outstanding indebtedness. If an event of default occurs, or if other debt agreements cross-default, and the lenders under one or more of the affected debt agreements accelerate the maturity of any loans or other debt outstanding, then we may be required to refinance all or part of our debt, sell important strategic assets or businesses at unfavorable prices or borrow more money. We may not be able to, at any given time, refinance our debt, sell assets or borrow more money on terms acceptable to us or at all. The inability to refinance the debt or access the capital markets could have a material adverse effect on our financial condition and results from operations, and we could potentially elect to refinance or restructure our outstanding indebtedness.

We participate in a capital-intensive industry, and we may not be able to finance future growth of our operations or future acquisitions, which could adversely affect our operations and financial position.

The successful execution of our growth strategy depends on our ability to generate sufficient cash flows and/or raise additional capital as needed. Our ability to fund future growth depends on our performance, which is impacted by factors beyond our control, including financial, business, economic and other factors, such as potential changes in customer preferences and pressure from competitors. If we are unable to generate sufficient cash flows or to obtain additional capital on favorable terms or at all, we may be unable to continue growing our business, conduct necessary corporate activities, take advantage of business opportunities that arise or engage in activities that may be in our long-term best interest, which may adversely impact our ability to sustain or improve our current level of profitability. Furthermore, any failure to make scheduled payments of interest and principal on our outstanding indebtedness could harm our ability to incur additional indebtedness on acceptable terms or at all, and also could constitute an event of default under the Modified Facility or the Term Loan Agreement and cause a cross default with respect to our other outstanding indebtedness, resulting in the acceleration of all such outstanding indebtedness. Our inability to generate sufficient cash flow to satisfy our debt obligations or to obtain alternative financing could materially and adversely affect our business, financial condition, results of operations, cash flows and prospects, and we could potentially elect to refinance or restructure our outstanding indebtedness.

 Please see Note 6. “Long-Term Debt and Interest Expense” to the consolidated financial statements included in Part I, Item 1 (Financial Statements (unaudited)) of this Quarterly Report on Form 10-Q for additional information about our Modified Facility and the Term Loan Agreement, including the financial and other restrictive covenants contained therein.

Capital restructurings by our competitors may provide them financial flexibility greater than ours.

Since the fourth quarter of 2014, the oil and natural gas industry has experienced a significant downturn in oil exploration and production activity. This downturn continued through 2015 and into 2016, and affected our related services business. Many companies have taken steps and are continuing to restructure their capital and de-lever their balance sheets to provide them with sufficient liquidity in the longer term. To the extent our competitors successfully restructure their capital, including de-levering their balance sheets, they may have greater financial flexibility than we do under our existing capital structure. The enhanced financial flexibility of our competitors with restructured balance sheets may enable them to compete more effectively with us during a continued downturn and to capture opportunities as the industry exits the downturn. There is no assurance that we can affect our own capital restructuring, and if we effectuate a capital restructuring, there can be no assurance that we will be able to compete successfully against competitors who complete their own capital restructurings.

Our ability to use net operating loss carryforwards may be subject to limitations under Section 382 of the Internal Revenue Code.
As of June 30, 2016, we had U.S. federal tax net operating loss carryforwards of approximately $467.0 million. Generally, net operating loss, or NOL, carryforwards, may be used to offset future taxable income and thereby reduce or eliminate U.S. federal income taxes. If we were to experience a change in ownership within the meaning of Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, our ability to utilize our NOLs might be significantly limited or possibly eliminated. A change of ownership under Section 382 is defined as a cumulative change of more than 50% in the ownership positions of certain shareholders over a three-year period.
Based on our review of the issue, we do not believe that we have experienced an ownership change under Section 382 of the Code. However, the issuance of additional equity in the future may result in an ownership change pursuant to Section 382 of the Code. In addition, an ownership change under Section 382 could be caused by circumstances beyond our control, such as market purchases of our stock or the purchase or sale by significant shareholders. Thus, there can be no assurance that we will not experience an ownership change that would limit our application of our net operating loss carryforwards in calculating future federal tax liabilities.
ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchase for the three months ended June 30, 2016:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
April 1 — April 30 (2)	—	$—	—
May 1 — May 31 (2)	351	$2.35	—
June 1 — June 30 (2)	203	$1.83	—
Total	554	$2.16	—	$9,451

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
10.1*
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 28, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.2*
Amendment No. 2 to Term Loan Credit Agreement, dated as of April 27, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.3*
Amendment No. 3 to Term Loan Credit Agreement, dated as of May 10, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.4*
Amendment No. 1 to Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 23, 2016)

10.5#	Form of Key Employee Retention Bonus agreement
10.6#	Form of Key Employee Incentive Bonus agreement
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*Incorporated by reference
#Filed with this report
## Furnished with this report

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
(Principal Accounting Officer)

Date: July 29, 2016

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
10.1*
Amendment No. 1 to Term Loan Credit Agreement, dated as of March 28, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.2*
Amendment No. 2 to Term Loan Credit Agreement, dated as of April 27, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.3*
Amendment No. 3 to Term Loan Credit Agreement, dated as of May 10, 2016, among Basic Energy Services, Inc. as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.4*
Amendment No. 1 to Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 23, 2016)

10.5#	Form of Key Employee Retention Bonus agreement
10.6#	Form of Key Employee Incentive Bonus agreement
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*Incorporated by reference
#Filed with this report
##Furnished with this report