Form 10-Q
period 2016-09-30
BASIC ENERGY SERVICES INC
filed 2016-11-09
CIK 1109189

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
For the quarterly period ended September 30, 2016
OR
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
42,757,664 shares of the registrant’s Common Stock were outstanding as of November 9, 2016.

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
Important factors that may affect our expectations, estimates or projections include:

•	a decline in, or substantial volatility of, oil or natural gas prices, and any related changes in expenditures by our customers;

•	the effects of future acquisitions on our business;

•	changes in customer requirements in markets or industries we serve;

•	competition within our industry;

•	general economic and market conditions;

•	our access to current or future financing arrangements;
•our ability to replace or add workers at economic rates;
•environmental and other governmental regulations;

•	our ability to replace or add workers at economic rates;

•	environmental and other governmental regulations;

•
our ability to obtain approval by the Bankruptcy Court of our Joint Prepackaged Chapter 11 Plan of Reorganization or any other plan of reorganization, including the treatment of the claims of our lenders and trade creditors, among others;

•	our ability to obtain approval with respect to motions in our Chapter 11 cases and the Bankruptcy Court’s rulings in our Chapter 11 cases and the outcome of our Chapter 11 cases in general;

•	the length of time we and our subsidiaries will operate under our Chapter 11 cases;

•
risks associated with third-party motions in our Chapter 11 cases, which may interfere with our ability to develop and consummate our Joint Prepackaged Chapter 11 Plan of Reorganization or other plan of reorganization;

•	the potential adverse effects of our Chapter 11 cases on our liquidity, results of operations or business prospects;

•	the ability to execute our business and restructuring plan; and

•	increased legal and advisor costs related to our Chapter 11 cases and other litigation and the inherent risks involved in a bankruptcy process.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,338	$46,732
Restricted cash	28,677	—
Trade accounts receivable, net of allowance of $1,980 and $2,670, respectively	95,801	102,127
Accounts receivable - related parties	13	35
Income tax receivable	1,273	1,828
Inventories	34,529	36,944
Prepaid expenses	14,035	13,851
Other current assets	8,676	9,968
Total current assets	217,342	211,485
Property and equipment, net	713,817	846,290
Deferred debt costs, net of amortization	1,591	3,420
Intangible assets, net of amortization	59,232	66,745
Other assets	11,066	10,241
Total assets	$1,003,048	$1,138,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$40,559	$54,521
Accrued expenses	87,846	59,380
Current portion of long-term debt, net	954,812	48,651
Other current liabilities	3,311	7,003
Total current liabilities	1,086,528	169,555
Long-term debt, net	40,555	828,664
Deferred tax liabilities	663	5,066
Other long-term liabilities	27,568	28,558
Commitments and contingencies
Stockholders' (deficit) equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2016 and December 31, 2015	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 43,500,032 shares issued and 42,757,664 shares outstanding at September 30, 2016; 43,500,032 shares issued and 42,196,680 shares outstanding at December 31, 2015	435	435
Additional paid-in capital	376,949	374,729
Retained deficit	(522,131)	(256,812)
Treasury stock, at cost, 742,368 and 1,303,352 shares at September 30, 2016 and December 31, 2015, respectively	(7,519)	(12,014)
Total stockholders' (deficit) equity	(152,266)	106,338
Total liabilities and stockholders' equity	$1,003,048	$1,138,181
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Revenues:
Completion and remedial services	$49,425	$67,240	$125,348	$249,070
Fluid services	47,178	62,631	142,919	200,138
Well servicing	43,160	55,533	118,891	175,701
Contract drilling	1,847	3,843	4,812	19,655
Total revenues	141,610	189,247	391,970	644,564
Expenses:
Completion and remedial services	40,292	56,165	107,941	195,086
Fluid services	39,268	47,706	119,053	150,218
Well servicing	35,028	47,877	101,345	147,314
Contract drilling	1,683	3,182	4,612	14,197
General and administrative, including stock-based compensation of $2,238 and $3,298 in three months ended September 30, 2016 and 2015, and $7,355 and $10,537 in the nine months ended September 30, 2016 and 2015, respectively	30,065	35,984	86,706	110,861
Restructuring costs	10,470	—	10,470	—
Depreciation and amortization	53,142	60,328	164,141	181,488
Goodwill impairment	646	81,877	646	81,877
Loss (gain) on disposal of assets	(128)	1,128	133	1,119
Total expenses	210,466	334,247	595,047	882,160
Operating loss	(68,856)	(145,000)	(203,077)	(237,596)
Other income (expense):
Interest expense	(23,953)	(17,242)	(67,188)	(50,945)
Interest income	14	7	23	17
Bargain purchase gain on acquisition	662	—	662	—
Other income	37	114	378	449
Loss before income taxes	(92,096)	(162,121)	(269,202)	(288,075)
Income tax benefit (expense)	(1)	56,479	3,883	101,514
Net loss	$(92,097)	$(105,642)	$(265,319)	$(186,561)
Loss per share of common stock:
Basic	$(2.16)	$(2.63)	$(6.32)	$(4.61)
Diluted	$(2.16)	$(2.63)	$(6.32)	$(4.61)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Retained	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2015	43,500,032	$435	$374,729	$(12,014)	$(256,812)	$106,338
Issuances of restricted stock	—	—	(5,135)	5,135	—	—
Amortization of share-based compensation	—	—	7,355	—	—	7,355
Purchase of treasury stock	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	$(265,319)	(265,319)
Balance - September 30, 2016 (unaudited)	43,500,032	$435	$376,949	$(7,519)	$(522,131)	$(152,266)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(265,319)	$(186,561)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	164,141	181,488
Goodwill impairment	646	81,877
Bargain purchase gain on acquisition	(662)	—
Accretion on asset retirement obligation	109	99
Change in allowance for doubtful accounts	(690)	261
Amortization of deferred financing costs	6,085	2,831
Amortization of premium on notes	(209)	(194)
Non-cash compensation	7,355	10,537
Loss on disposal of assets	133	1,119
Deferred income taxes	(4,403)	(101,366)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,038	122,234
Inventories	3,274	5,658
Income tax receivable	555	804
Prepaid expenses and other current assets	1,245	(1,729)
Other assets	(837)	(535)
Accounts payable	(13,962)	(3,687)
Other liabilities	(4,770)	4,133
Accrued expenses	28,466	(23,898)
Net cash (used in) provided by operating activities	(71,805)	93,071
Cash flows from investing activities:
Purchase of property and equipment	(22,907)	(47,288)
Proceeds from sale of assets	2,781	7,558
Payments for businesses, net of cash acquired	—	(16,730)
Net cash used in investing activities	(20,126)	(56,460)
Cash flows from financing activities:
Payments of debt	(37,962)	(55,367)
Proceeds from debt	165,000	—
Change in restricted cash	(28,677)
Purchase of treasury stock	(640)	(4,626)
Tax withholding from exercise of stock options	—	(3)
Exercise of employee stock options	—	727
Deferred loan costs and other financing activities	(18,184)	(1,285)
Net cash provided by (used in) financing activities	79,537	(60,554)
Net decrease in cash and equivalents	(12,394)	(23,943)
Cash and cash equivalents - beginning of period	$46,732	79,915
Cash and cash equivalents - end of period	$34,338	$55,972
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2016 (unaudited)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
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
Risks and Uncertainties
Voluntary Petitions Under Chapter 11 of the Bankruptcy Code

On October 25, 2016, Basic and certain of its subsidiaries (collectively with Basic, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) to pursue a balance sheet restructuring pursuant to a Joint Prepackaged Chapter 11 Plan of the Debtors (as proposed, the “Prepackaged Plan”). The Debtors’ Chapter 11 Cases are being jointly administered under the caption In re Basic Energy Services, Inc. et al. (Case No. 16-12320). No trustee has been appointed, and the Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Basic expects to continue its operations without interruption during the pendency of the Chapter 11 Cases. To assure ordinary course operations, the Court approved on an interim basis a variety of “first day” motions seeking various relief and authorizing the Debtors to maintain their operations in the ordinary course. The Debtors expect to receive approval of the “first day” motions on a final basis on or before November 18, 2016. A summary of the key features of the Prepackaged Plan was included in Item 1.01 to our Current Report on Form 8-K filed on October 24, 2016.

The subsidiary Debtors in the Chapter 11 Cases are Basic Energy Services GP, LLC; Basic Energy Services LP, LLC; Basic Energy Services, L.P.; Basic ESA, Inc.; Chaparral Service, Inc.; SCH Disposal, L.L.C.; Sledge Drilling Corp.; Admiral Well Service, Inc.; Basic Marine Services, Inc.; JS Acquisition LLC; Permian Plaza, LLC; Maverick Coil Tubing Services, LLC; First Energy Services Company; JetStar Holdings, Inc.; Xterra Fishing & Rental Tools Co.; Maverick Solutions, LLC; LeBus Oil Field Service Co.; Acid Services, LLC; Taylor Industries, LLC; Maverick Stimulation Company, LLC; Globe Well Service, Inc.; JetStar Energy Services, Inc.; Platinum Pressure Services, Inc.; Maverick Thru-Tubing Services, LLC; MCM Holdings, LLC; MSM Leasing, LLC; and The Maverick Companies, LLC.

Restructuring Support Agreement
On October 23, 2016, Basic and its Debtor subsidiaries entered into a Restructuring Support Agreement (the “RSA”) with 100% of the lenders under Basic’s Term Loan Credit Agreement (the “Consenting Term Loan Lenders”) and holders of over 80% (the “Consenting Noteholders,” and collectively with the Consenting Term Loan Lenders, the “Required Restructuring Support Parties”) of Basic’s 7.75% Senior Notes due 2019 (the “2019 Notes”) and Basic’s 7.75% Senior Notes due 2022 (the “2022 Notes,” and together with the 2019 Notes, the “Unsecured Notes”). Under the RSA, each of the Required Restructuring Support Parties agreed to, among other things: (i) vote any claim it holds against the Debtors to accept the

Prepackaged Plan and not (a) change or withdraw (or cause to be changed or withdrawn) its vote to accept the Prepackaged Plan, (b) object to, delay, impede, or take any other action to interfere with, delay, or postpone acceptance, consummation, or implementation of the Prepackaged Plan, or (c) propose, file, support, or vote for any restructuring, sale of assets, workout, or plan of reorganization of the Debtors other than the Prepackaged Plan and (ii) subject to certain exceptions, limit its ability to transfer the indebtedness it holds.

Under the RSA, the Debtors agreed to, among other things: (i) take all reasonably necessary and proper action and use reasonable best efforts to consummate the Debtors’ restructuring in accordance with the RSA; (ii) use reasonable best efforts to meet the milestones set forth in the RSA; (iii) act in good faith and use reasonable best efforts to support and complete successfully the related solicitation of votes to obtain sufficient acceptances of the Prepackaged Plan (the “Solicitation”); (iv) use reasonable best efforts to obtain any and all required regulatory approvals and third-party approvals of the Debtors’ restructuring; (v) not directly or indirectly seek or solicit any discussions relating to, or enter into any agreements relating to, any alternative proposals; (vi) not take any actions inconsistent with the RSA and any other related documents executed by the Debtors; (vii) provide draft copies of all material motions, applications, or other documents that the Debtors intend to file with the Court to the Required Restructuring Support Parties’ counsel at least three calendar days prior to the date when the Debtors intend to file such document, or as soon as reasonably practicable, but in no event later than one business day, where three calendar days’ notice is not reasonably practicable; and (viii) support and take all actions that are necessary and appropriate to facilitate approval of the disclosure statement related to the Solicitation (the “Disclosure Statement”), confirmation of the Prepackaged Plan and consummation of the Debtors’ restructuring in accordance with the RSA.

The RSA is terminable by the Required Restructuring Support Parties or the Debtors under certain conditions. The termination provisions include the failure of a backstop agreement to be effective in accordance with its terms or the termination of such backstop agreement, as well as several milestone dates, including, among other things, with respect to (i) a failure by the Debtors to commence the Solicitation; (ii) a failure by the Debtors to commence chapter 11 proceedings and file the Prepackaged Plan and the Disclosure Statement; (iii) a failure by the Court to enter an order approving the Disclosure Statement; and (iv) a failure by the Court to enter an order confirming the Prepackaged Plan. The RSA and the obligations of all parties thereto may be terminated by mutual agreement by the Debtors and the Required Restructuring Support Parties.

Proposed Joint Prepackaged Chapter 11 Plan of Reorganization

Pursuant to the RSA, the Company commenced the Solicitation on October 24, 2016. In connection with the commencement of the Solicitation, the Disclosure Statement was distributed to certain creditors of the Company. Included in the Disclosure Statement is a proposed form of Prepackaged Plan. The Prepackaged Plan, which is subject to approval of the Court, anticipates that, among other things, on the effective date of the Prepackaged Plan (the “Effective Date”):

•
The existing shares of Basic will be canceled, and reorganized Basic Energy Services, Inc. will issue (i) new common shares (the “New Common Shares”) and (ii) seven (7) year warrants (the “Warrants”) entitling their holders upon exercise thereof, on a pro rata basis, to 6% of the total outstanding New Common Shares (after giving effect to the conversion of the New Convertible Notes (as defined below)) at a per share price based upon a total equity value of $1,789,000,000 of the reorganized Company, which New Common Shares and Warrants will be distributed as set forth below;

•
In connection with a rights offering (the “Rights Offering”), which shall be open to participation by eligible holders of the Company’s 2019 Notes and 2022 Notes and backstopped by certain supporting holders of Unsecured Notes, the Company will issue 9% paid-in-kind ("PIK") interest unsecured notes due 2019 in the aggregate principal amount of $131,250,000 (the “New Convertible Notes”), mandatorily convertible into common stock within 36 months or sooner upon the occurrence of certain events;

•	The Company’s Amended and Restated Credit Agreement, dated as of November 26, 2014, as amended (the “ABL Credit Agreement”) will be amended or restated or replaced with similar financing;

•
The Company’s Term Loan Credit Agreement, dated as of February 17, 2016 (the “Term Loan Agreement”), will be amended and restated on identical terms, subject to certain agreed upon changes set forth in the Prepackaged Plan, and the lenders under the Term Loan Agreement have agreed under the Prepackaged Plan to waive payment of the Applicable Premium (as such term is defined in the Term Loan Agreement) triggered by the Chapter 11 filing;

•
The Unsecured Notes will be canceled and discharged and the holders of those Unsecured Notes will receive New Common Shares representing, in the aggregate, 99.5% of the New Common Shares issued on the Effective Date, and which upon conversion of the New Convertible Notes (assuming such conversion occurs 36 months after the Effective

Date) will comprise 51.22% of the total outstanding New Common Shares (in each case subject to dilution by the proposed management incentive plan and the New Common Shares issued upon exercise of the Warrants). Eligible holders of Unsecured Notes will also receive 100% of the subscription rights to acquire $125,000,000 in New Convertible Notes in accordance with Rights Offering procedures to be approved by the Court;

•
Each holder of existing equity interests in the Company will receive its pro rata share of (i) New Common Shares representing, in the aggregate, 0.5% of the New Common Shares issued on the Effective Date, and which upon conversion of the New Convertible Notes (assuming such conversion occurs 36 months after the Effective Date) will comprise 0.26% of the total outstanding New Common Shares (in each case subject to dilution by the proposed management incentive plan and the New Common Shares issued upon exercise of the Warrants) and (ii) the Warrants; and

•
Holders of allowed claims arising under the Company’s proposed debtor-in-possession credit facility (the “DIP Facility”), administrative expense claims, priority tax claims, other priority claims, other secured claims and general unsecured creditors of the Company will receive in exchange for their claims payment in full in cash or otherwise have their rights unimpaired under the Bankruptcy Code.

Upon the consummation of the Prepackaged Plan, all unvested existing management equity-based compensation plans will be canceled. Reorganized Basic expects to implement a management incentive plan pursuant to which certain officers and employees of reorganized Basic will be eligible to receive, in the aggregate, cash and/or shares and/or options to acquire shares of New Common Stock up to 10% of our total outstanding New Common Stock at the discretion of our reorganized Board of Directors.

Backstop Agreement

Basic entered into a backstop agreement (the “Backstop Agreement”) on October 25, 2016, pursuant to which the investors set forth in the Backstop Agreement (the “Investors”) agreed to backstop (the “Backstop Commitments”) the Rights Offering. Pursuant to the Backstop Commitments, each of the Investors, severally and not jointly, agreed to fully participate in the Rights Offering and purchase the New Convertible Notes in accordance with the percentages set forth in the Backstop Agreement to the extent unsubscribed under the Rights Offering. To compensate the Investors for the risk of their undertakings in the Backstop Agreement and as consideration for the Backstop Commitments, Basic plans to pay the Investors, subject to approval by the Court, in the aggregate, on the Effective Date, a backstop put premium in an amount equal to five percent of the aggregate amount of the Rights Offering, in the form of $6.25 million aggregate principal amount of New Convertible Notes.
The Backstop Agreement is terminable by Basic and/or the Requisite Investors (as defined in the Backstop Agreement) under several conditions. The termination provisions include, among others, (i) the termination of the RSA, (ii) failure to meet certain milestone dates consistent with the RSA, or (iii) a material breach by either Basic or one or more of the Investors of any of the respective party’s undertakings, representations, warranties or covenants set forth in the Backstop Agreement that remains uncured for five business days after the breaching party receives written notice of such breach from the non-breaching party. Basic may be required to pay a termination fee in the amount of $6.25 million to non-defaulting Investors if the Backstop Agreement is terminated as a result of the board exercising its fiduciary duties and terminating the RSA, the Court enters an order refusing to confirm the Prepackaged Plan or an injunction is issued against consummation of the transaction. There will be no over-subscription privilege in the Rights Offering.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic and its wholly owned subsidiaries. Basic has no variable interest in any other organization, entity, partnership or contract. All intercompany transactions and balances have been eliminated.

Accounting Estimates
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
•Income taxes

2. Going Concern
The significant risks and uncertainties related to the Chapter 11 Cases raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business.
The Company incurred a net loss of $265.3 million for the nine months ended September 30, 2016, and a net loss of $241.7 million for the year ended December 31, 2015.
We expect that our primary sources of liquidity will be from cash on hand, cash from operations and, until emergence from Chapter 11, financing under our DIP Facility. Our secured term lenders and certain of our noteholders have committed to provide up to $90.0 million under the DIP Facility, of which, we received $30.0 million on October 26, 2016. We are in active discussions with potential lenders to find a replacement for our prepetition $100.0 million asset-based revolving credit facility.
For additional information, please see “Risk Factors” in Part II, Item 1A of this Quarterly Report, as well as “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Liquidity and Capital Resources” in Part I, Item 2 of this Quarterly Report and Note 16. Subsequent Events to these consolidated financial statements.
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

The operations of the acquisitions listed above are included in Basic’s consolidated statement of operations as of each respective closing date. The provisional values used with respect to Harbor Resources, LLC (“Harbor”), Aerion Rental, LLC (“Aerion”) and Grey Rock Pressure Pumping, LLC (“Grey Rock”) were finalized during the third quarter of 2016. The pro forma effect of the acquisitions completed during 2015 were not material, either individually or when aggregated, to the reported results of operations. Basic has not made any acquisitions during the first nine months of 2016.
4. Goodwill and Other Intangible Assets
During the years 2016 and 2015, as a result of the Company’s assessment of goodwill, we impaired all existing goodwill. During the quarter ended September 30, 2016 the Company recognized $646,000 of goodwill as a result of finalizing the 2015 acquisitions of Aerion and Harbor, which was impaired in the same quarter. The Company also recognized a bargain purchase gain of $662,000 upon finalizing the acquisition of Grey Rock, (see Note 3. Acquisitions to these consolidated financial statements). After the impairment of $646,000, the Company had no additions to goodwill during the nine months ended September 30, 2016.

Basic’s intangible assets were as follows (in thousands):

	September 30, 2016	December 31, 2015
Customer relationships	$91,719	$92,660
Non-compete agreements	8,940	13,057
Trade names	1,939	1,939
Other intangible assets	2,096	2,086
	104,694	109,742
Less accumulated amortization	45,462	42,997
Intangible assets subject to amortization, net	$59,232	$66,745

Amortization expense for the three months ended September 30, 2016 and 2015 was approximately $2.0 million and $2.2 million, respectively. Amortization expense for the nine months ended September 30, 2016 and 2015 was approximately $6.5 million and $6.7 million, respectively.

Intangible assets, net of accumulated amortization allocated to reporting units as of September 30, 2016, were as follows (in thousands):

	Completion
	And Remedial			Contract
	Services	Well Servicing	Fluid Services	Drilling	Total
Intangible assets subject to amortization, net	$44,648	$4,922	$7,050	$2,612	$59,232
Customer relationships are amortized over a 15-year life, non-compete agreements are amortized over a five-year life, and other intangible assets are amortized over a 15-year life.

5. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Land	$21,432	$19,893
Buildings and improvements	74,424	73,599
Well service units and equipment	491,956	488,003
Frac equipment/test tanks	354,740	363,346
Pumping equipment	345,729	345,938
Fluid services equipment	268,187	268,249
Disposal facilities	161,598	166,371
Contract drilling equipment	112,628	112,068
Rental equipment	96,244	94,970
Light vehicles	65,369	67,521
Software	21,920	21,920
Other	16,006	16,672
Construction equipment	15,132	15,174
Brine and fresh water stations	15,836	13,761
	2,061,201	2,067,485
Less accumulated depreciation and amortization	1,347,384	1,221,195
Property and equipment, net	$713,817	$846,290

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Fluid services equipment	$112,048	$129,459
Pumping equipment	37,864	43,573
Light vehicles	25,538	33,424
Contract drilling equipment	4,279	6,493
Well service units and equipment	335	541
Construction equipment	118	288
	180,182	213,778
Less accumulated amortization	82,168	82,679
	$98,014	$131,099
Amortization of assets held under capital leases of approximately $8.6 million and $10.2 million for the three months ended September 30, 2016 and 2015, respectively and $27.4 million and $31.4 million for the nine months ended September 30, 2016 and 2015, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

6. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	September 30, 2016	December 31, 2015
Credit facilities:
Term Loan, net of $15,642 unamortized debt issuance costs	$148,946	$—
7.75% Senior Notes due 2019 net of $2,953 and $3,931unamortized premium and debt issuance costs, respectively	472,047	471,068
7.75% Senior Notes due 2022 net of $4,290 and $4,816 unamortized debt issuance costs, respectively	295,710	295,184
Capital leases and other notes	78,664	111,063
Total principal amount of debt instruments, net	995,367	877,315
Less current portion	954,812	48,651
Long-term debt	$40,555	$828,664

Term Loan Credit Agreement

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

On February 26, 2016, the Company satisfied the conditions precedent to the making of the closing date term loans, and the proceeds of the closing date term loans were deposited into an escrow account, pending satisfaction of certain conditions. On the closing date, 49.1% of the proceeds of the closing date term loans were released upon Basic causing not less than 49.1% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent. On May 31, 2016, an additional 26%, and on June 30, 2016, an additional 10% of the proceeds of the closing date term loans were released upon

Basic causing not less than 85% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent. On August 31, 2016, upon the satisfaction of predetermined conditions related to perfection of collateral, the remaining proceeds of the Term Loans deposited in the escrow account were to be released subject to the Company causing not less than 95% of the term loan priority collateral to become subject to a perfected lien in favor of the administrative agent. However, the deadline for such conditions were subsequently extended on September 15, 2016, to a commercially reasonable period of time, pursuant to the Temporary Limited Waiver and Consent agreements described below.

Each Term Loan bears interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to 13.50%. In addition, Basic was responsible for the applicable lenders’ fees, including a closing payment equal to 7.00% of the aggregate principal amount of commitments of each lender under the Term Loan Agreement as of the effective date, and administrative agent fees.

On August 31, 2016, the Company entered into a Temporary Limited Waiver and Consent (the “First Limited Waiver and Consent”) to the Term Loan Agreement. Pursuant to the First Limited Waiver and Consent, the Lenders temporarily waived the event of default under the Term Loan Agreement requiring Basic to cause not less than 95% of the term loan priority collateral to become subject to a perfected, first priority lien in favor of the administrative agent for the benefit of the secured parties to the Term Loan Agreement on or prior to August 31, 2016. Also pursuant to the First Limited Waiver and Consent, the administrative agent and the lenders consented to the sale by Basic Energy Services, LP to the Texas Department of Transportation of a 0.513 acre tract of land situated in Howard County, Texas and the related partial release of lien that would have otherwise resulted in a violation the Term Loan Agreement.

On September 1, 2016, the Company entered into a Temporary Limited Waiver and Consent (the “Second Limited Waiver and Consent”) to the Term Loan Agreement. Pursuant to the Second Limited Waiver and Consent, the lenders temporarily waived the event of default under the Term Loan Agreement requiring Basic and its consolidated subsidiaries to maintain unrestricted cash balances and cash equivalents of not less than $50,000,000 as of any date.

On September 13, 2016, the Company entered into a Temporary Limited Waiver and Consent (the “Third Limited Waiver”) to the Term Loan Agreement. Pursuant to the Third Limited Waiver, among other provisions, the lenders (i) extended the temporary waiver of the collateral coverage event of default and the liquidity event of default, (ii) temporarily waived the event of default pursuant to Section 8.01(e) of the Term Loan Agreement that would otherwise occur on September 14, 2016 at the expiration of the Company’s grace period with respect to the Company’s failure to make an interest payment on August 15, 2016 under the 2019 Notes and (iii) consented to Basic’s execution and delivery of a Control Agreement and the depositing of certain pledged cash with Bank of America, N.A. to secure a credit card program and acknowledge that such actions shall not constitute a default or event of default under the Term Loan Agreement or any related loan document.

On September 28, 2016, the Company entered into the First Amendment to Temporary Limited Waiver and Consent with respect to the Third Limited Waiver (the “Term Loan Waiver Amendment”). The Term Loan Waiver Amendment extended the termination of the Third Limited Waiver to the earliest to occur of (i) the occurrence or existence of any event of default under the Term Loan Agreement, other than certain events of default specified in the Third Limited Waiver, (ii) notice from the administrative agent or the required lenders of the occurrence or existence of any Temporary Limited Waiver Default (as defined in the Third Limited Waiver), (iii) the later of October 16, 2016 or such later date as the required lenders and Basic may agree in their respective sole discretion or (iv) as of any date the unrestricted cash balances and cash equivalents of Basic and its consolidated subsidiaries is less than certain levels specified therein.

On October 16, 2016, the Company entered into the Second Amendment to Temporary Limited Waiver and Consent, which extended the temporary limited waiver period to the earliest to occur of (i) the occurrence or existence of any event of default under the Term Loan Agreement, other than certain events of default specified in the Term Loan Waiver, (ii) notice from the administrative agent under the Term Loan Agreement or certain required lenders of the occurrence or existence of any Temporary Limited Waiver Default (as defined therein), (iii) the later of October 24, 2016 or such later date as certain required lenders and Basic may agree in their respective sole discretion or (iv) at any time prior to the execution of a restructuring support agreement by and among the parties to the Term Loan Waiver in connection with the commencement of an insolvency proceeding involving Basic and its affiliates, the unrestricted cash balances and cash equivalents of Basic and its consolidated subsidiaries is less than $6,500,000.

ABL Credit Facility

On February 26, 2016, in connection with the initial closing date of the Term Loan Agreement, the Company entered into an amendment to its existing $250 million revolving credit facility (as so amended, the “Modified ABL Facility”) with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders, which, among other things: (i) reduced the maximum aggregate commitments thereunder from $250 million to $100 million; (ii) revised the maturity date to the earliest to occur of November, 2019 and August, 2018 if a specified refinancing of 2019 Notes has not been completed by August, 2018; (iii) modified the borrowing base calculation; (iv) permitted Basic to incur Term Loans under the new Term Loan Agreement in an aggregate principal amount not to exceed $180 million, and enter into and permitted to exist other obligations and liens relating to the Term Loan Agreement; and (v) redefined the collateral under the Modified ABL Facility to exclude term loan priority collateral, and released and discharged the administrative agent’s security interests in and liens on such collateral.

On September 14, 2016, the Company entered into the Temporary Limited Waiver (the “ABL Limited Waiver”) to the Modified ABL Facility. Pursuant to the ABL Limited Waiver, among other provisions, the lenders temporarily waived the anticipated event of default that would occur on September 14, 2016 at the expiration of the Company’s grace period with respect to the Company’s failure to make an interest payment on August 15, 2016 under the 2019 Notes.

On September 28, 2016, the Company entered into the First Amendment to Temporary Limited Waiver with respect to the ABL Limited Waiver (the “ABL Waiver Amendment”). The ABL Waiver Amendment extended the termination of the ABL Limited Waiver to the earliest to occur of (i) the occurrence or existence of any event of default under the Modified ABL Facility, other than the event of default specified in the ABL Limited Waiver, (ii) notice from the ABL Administrative Agent or the certain required lenders of the occurrence or existence of any Temporary Limited Waiver Default (as defined in the ABL Limited Waiver), (iii) the date on which the related forbearance of the 2019 Notes has terminated or (iv) the later of October 16, 2016 or such later date as certain required lenders and the Company may agree in their respective sole discretion.

On October 14, 2016, the Company entered into the Second Amendment to Temporary Limited Waiver, which extended the outside date of the temporary limited waiver period under the ABL Limited Waiver from October 16, 2016 to October 17, 2016.
On October 17, 2016, Basic entered into the Third Amendment to Temporary Limited Waiver, which further extended the outside date of the temporary limited waiver period under the ABL Limited Waiver from October 17, 2016 to October 24, 2016.

The Company adopted Accounting Standards Update (“ASU”) 2015-03, “Simplifying the Presentation of Debt Issuance Cost” beginning on January 1, 2016, and retrospectively for all periods presented. ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The unamortized value of deferred debt issuance costs associated with the Modified ABL Facility continue to be presented as an asset on the Company’s consolidated balance sheets.

The filing of the Bankruptcy Petitions described in Note 1. Basis of Presentation and Nature of Operations, constituted events of default under the following debt instruments (the “Debt Instruments”):

•	The Term Loan Credit Agreement dated as of February 17, 2016, as amended, by and among Basic, as borrower, the lenders party thereto and U.S. Bank National Association, as administrative agent;

•
Amended and Restated Credit Agreement dated as of November 26, 2014, as amended, by and among Basic, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and l/c issuer;

•	Indenture dated as of October 16, 2012, among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as successor trustee, which governs the 2019 Notes; and

•
Indenture dated as of February 15, 2011, as amended, among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as successor trustee, which governs the 2022 Notes.

The Debt Instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and accrued interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Bankruptcy Petitions, and the holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code.  Because the filing of the Bankruptcy Petitions constituted an event of default of the 2019 Notes and the 2022 Notes that accelerated the Company's obligations, the 2019 Notes and the 2022 Notes were classified as current liabilities at September 30, 2016.

As of September 30, 2016, Basic had no borrowings and $51.1 million of letters of credit outstanding under its Modified ABL Facility, giving Basic $16.4 million of available borrowing capacity based on its borrowing base determined as of such date.

Basic’s interest expense consisted of the following (in thousands):

	Nine Months Ended September 30,
	2016	2015
Cash payments for interest	$38,459	$49,628
Commitment and other fees paid	2,280	1,818
Amortization of debt issuance costs and discount or premium on notes	5,876	2,637
Change in accrued interest	20,503	(3,076)
Other	70	(62)
	$67,188	$50,945

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
Litigation

On October 25, 2016, the Company commenced the Chapter 11 Cases, in an effort to implement the restructuring pursuant to the RSA. While the filing of the Bankruptcy Petitions automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates, we have been granted by the Court under interim orders to pay certain general unsecured prepetition claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 Cases. The Prepackaged Plan, if confirmed, will provide for the treatment of claims against our bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 Cases.
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
At September 30, 2016 and December 31, 2015, self-insured risk accruals totaled approximately $29.8 million and $30.8 million, respectively, and these amounts are included in other long-term liabilities and accrued expenses.
8. Stockholders’ Equity
Common Stock
In March 2016, Basic granted various employees 790,263 restricted shares of common stock that vest over a three-year period.
Treasury Stock
As of September 30, 2016, Basic may purchase up to an additional $9.5 million of Basic’s shares of common stock under the repurchase program. During the first nine months of 2016, Basic did not repurchase any shares under the repurchase program.
Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic acquired a total of 220,768 shares through net share settlements during the first nine months of 2016 and 216,870 shares through net share settlements during the first nine months of 2015.
9. Incentive Plan
During the three months ended September 30, 2016 and 2015, compensation expense related to share-based arrangements was approximately $2.2 million and $3.3 million, respectively. For compensation expense recognized during the three months ended September 30, 2015, Basic recognized a tax benefit of approximately $1.2 million. During the nine months ended September 30, 2016 and 2015, compensation expense related to share-based arrangements was approximately $7.4 million and $10.5 million, respectively. For compensation expense recognized during the nine months ended September 30, 2015, Basic recognized a tax benefit of approximately $3.8 million.
 As of September 30, 2016, there was approximately $10.3 million of total unrecognized compensation related to non-vested share-based compensation arrangements granted under the Company's long-term incentive plan. That cost is expected to be recognized over a weighted-average period of 1.7 years. The total fair value of share-based awards vested during the nine months ended September 30, 2016 and 2015 was approximately $2.5 million and $5.2 million, respectively. During the nine months ended September 30, 2016 and 2015, there was no excess tax benefit due to the net operating loss carryforwards (“NOL”). If there were no NOL, then there would have been an excess tax benefit of approximately $11,000 at September 30, 2015.
Stock Option Awards
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Company's long-term incentive plan expire 10 years from the date they are granted, and generally vest over a three- to five-year service period.
The following table reflects changes during the nine-month period and a summary of stock options outstanding at September 30, 2016:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	175,000	$26.29
Options expired	(152,000)	26.84
Outstanding, end of period	23,000	$22.66	0.4	$—
Exercisable, end of period	23,000	$22.66	0.4	$—
Vested or expected to vest, end of period	23,000	$22.66	0.4	$—

The total intrinsic value of share options exercised during the nine months September 30, 2015 was approximately $37,000. There were no stock options exercised during the nine months ended September 30, 2016.
Cash received from share option exercises under the Company's long-term incentive plan was approximately $724,000 for the nine months ended September 30, 2015. During the nine months ended September 30, 2016 and 2015, there was no excess tax benefit due to the NOL. If there was no NOL, there would have been no tax benefit for at September 30, 2016, and no excess tax benefit at September 30, 2015.
Restricted Stock Awards
 A summary of the status of Basic’s non-vested share grants at September 30, 2016 and changes during the nine months ended September 30, 2016 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Nonvested Shares	Shares	Value Per Share
Nonvested at beginning of period	1,967,376	$14.34
Granted during period	790,263	2.73
Vested during period	(859,738)	15.03
Forfeited during period	(8,511)	23.97
Nonvested at end of period	1,889,390	$9.13

Phantom Stock Awards
On March 24, 2016, Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the two-year calculation period starting on the 20th New York Stock Exchange (the “NYSE”) trading day prior to and including the last NYSE trading day of 2015 and ending on the last NYSE trading day of 2017). The number of phantom shares to be issued will range from 0% to 150% of the 705,263 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-half increments on March 15, 2018 and 2019 (subject to accelerated vesting in certain circumstances). The Board of Directors also approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 552,100. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting March 15, 2017 (subject to accelerated vesting in certain circumstances).

Key Employee Retention Plan and Key Employee Incentive Plan

In June 2016, in order to retain top-tier executive talent, Basic entered into (i) Key Employee Retention Bonus ("KERP") agreements with certain of its employees, and (ii) Key Employee Incentive Bonus ("KEIP") agreements with certain of its executive officers. The Company’s Board of Directors authorized the KERP and KEIP, which are designed to supplement Basic’s existing employee compensation programs. The KERP and KEIP programs are to be paid in cash. The first and second installments of the KERP were paid in June and August. The remaining payments are expected to be paid during November 2016 and February 2017. The first payment of the KEIP was paid in June 2016, the second was paid in October 2016, upon the filing of the Chapter 11 petition. The remaining payment under the KEIP is expected to be paid upon the Company's emergence from Chapter 11.

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
10. Related Party Transactions
Basic had receivables from employees of approximately $13,000 and $34,000 as of September 30, 2016 and December 31, 2015, respectively.

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
In February 2015, Basic purchased 100 acres of vacant land outside of Midland, Texas for $1.5 million from DVCC. In October 2016, Basic completed a non-cash exchange with DVCC in which the land purchased in February 2015, was exchanged for 34.81 acres in Midland County to be used for a salt water disposal well.

11. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Net loss	$(92,097)	$(105,642)	$(265,319)	$(186,561)
Denominator:
Denominator for basic loss per share	42,689,773	40,168,406	41,957,755	40,458,557
Denominator for diluted loss per share	42,689,773	40,168,406	41,957,755	40,458,557
Basic loss per common share:	$(2.16)	$(2.63)	$(6.32)	$(4.61)
Diluted loss per common share:	$(2.16)	$(2.63)	$(6.32)	$(4.61)

Unvested restricted stock shares of approximately 1,371,098 and 826,597 were excluded from the computation of diluted loss per share for the three month and nine months ended September 30, 2016, respectively, and stock options and unvested restricted stock of 395,938 and 634,541 were excluded in the computation of diluted loss per share for the three and nine months ended September 30, 2015, respectively, as the effect would have been anti-dilutive.

12. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract	Corporate and
	Services	Services	Servicing	Drilling	Other	Total
Three Months Ended September 30, 2016 (Unaudited)
Operating revenues	$49,425	47,178	43,160	1,847	$—	$141,610
Direct operating costs	(40,292)	(39,268)	(35,028)	(1,683)	—	$(116,271)
Segment profits	$9,133	$7,910	$8,132	$164	$—	$25,339
Depreciation and amortization	$18,383	$15,584	$13,491	$3,109	$2,575	$53,142
Capital expenditures (excluding acquisitions)	$3,178	$8,244	$2,622	$69	$182	$14,295
Three Months Ended September 30, 2015 (Unaudited)
Operating revenues	$67,240	$62,631	$55,533	$3,843	$—	$189,247
Direct operating costs	(56,165)	(47,706)	(47,877)	(3,182)	—	(154,930)
Segment profits	$11,075	$14,925	$7,656	$661	$—	$34,317
Depreciation and amortization	$21,163	$17,638	$15,061	$3,536	$2,930	$60,328
Capital expenditures (excluding acquisitions)	$4,575	$6,851	$3,421	$1,353	$683	$16,883
Nine Months Ended September 30, 2016 (Unaudited)
Operating revenues	$125,348	142,919	118,891	4,812	$—	$391,970
Direct operating costs	(107,941)	(119,053)	(101,345)	(4,612)	—	$(332,951)
Segment profits	$17,407	$23,866	$17,546	$200	$—	$59,019
Depreciation and amortization	$56,782	$48,133	$41,669	$9,603	$7,954	$164,141
Capital expenditures (excluding acquisitions)	$4,689	$14,422	$6,076	$182	$2,689	$28,058
Identifiable assets	$308,989	$216,202	$200,451	$43,566	$233,840	$1,003,048
Nine Months Ended September 30, 2015 (Unaudited)
Operating revenues	$249,070	$200,138	$175,701	$19,655	$—	$644,564
Direct operating costs	(195,086)	(150,218)	(147,314)	(14,197)	—	(506,815)
Segment profits	$53,984	$49,920	$28,387	$5,458	$—	$137,749
Depreciation and amortization	$63,518	$52,989	$45,582	$10,601	$8,798	$181,488
Capital expenditures (excluding acquisitions)	$21,020	$15,786	$16,665	$2,463	$5,030	$60,964
Identifiable assets	$388,286	$268,060	$247,834	$54,711	$291,448	$1,250,339

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Segment profits	$25,339	$34,317	$59,019	$137,749
General and administrative expenses	(30,065)	(35,984)	(86,706)	(110,861)
Restructuring costs	(10,470)	—	(10,470)	—
Depreciation and amortization	(53,142)	(60,328)	(164,141)	(181,488)
Gain (Loss) on disposal of assets	128	(1,128)	(133)	(1,119)
Goodwill impairment	(646)	(81,877)	(646)	(81,877)
Operating loss	$(68,856)	$(145,000)	$(203,077)	$(237,596)

13. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2016	2015
	(In thousands)
Capital leases issued for equipment	$5,151	$13,676
Asset retirement obligation additions (retirements)	$(21)	$—

Basic paid no income taxes during the nine months ended September 30, 2016 and 2015. Basic paid interest of approximately $38.5 million and $49.6 million during the nine months ended September 30, 2016 and 2015, respectively.

14. Fair Value Measurements
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2016 and December 31, 2015. The fair value of our long-term notes is based upon the quoted market prices at September 30, 2016 and December 31, 2015 and is as follows:

	Fair Value	September 30, 2016		December 31, 2015
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
7.75% Senior Notes due 2019, excluding premium	1	$475,000	$175,750	$475,000	$399,000
7.75% Senior Notes due 2022, excluding premium	1	$300,000	$111,500	$300,000	$238,500
Term Loan	3	$164,600	$160,283	$—	$—

The fair value of the Company’s Unsecured Notes is based on quoted market prices available for the Unsecured Notes. The fair value of the Company’s Term Loan is based upon our discounted cash flows model using a third-party discount rate. The carrying amount of our Modified ABL Facility approximates fair value due to its variable-rate characteristics.
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
In April and May of 2016, the FASB issued ASU 2016-10 and 2016-12, respectively —Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing and Narrow-Scope Improvements and Practical Expedients. The amendments in these Updates affect the guidance in Accounting Standards Update 2014-09, Revenue from Contracts with Customers (Topic 606), which is not yet effective. The effective date and transition requirements for the amendments in this Update are the same as the effective date and transition requirements in Topic 606 (and any other Topic amended by Update 2014-09). Accounting Standards Update 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date, defers the effective date of Update 2014-09 by one year. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.

In August 2016, the FASB issued 2016-15—Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments. Effective for Basic for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years. The amendments in this updated are intended to clarify cash flow treatment of eight specific cash flow issues with the objective of reducing diversity in practice. Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period. These are clarifications of diversity in disclosures practices, and will not have a material effect on Basic's consolidated financial statements.

16. Subsequent Events

Voluntary Petition Under Chapter 11 of the Bankruptcy Code
On October 25, 2016, Basic and certain of its subsidiaries filed voluntary petitions in the United States Bankruptcy Court for the District of Delaware to pursue a balance sheet restructuring pursuant to a Joint Prepackaged Chapter 11 Plan of the Debtors. The Chapter 11 Cases are being jointly administered under the caption In re Basic Energy Services, Inc et al.. (Case No. 16-12320). No trustee has been appointed, and the Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Basic expects to continue its operations without interruption during the pendency of the Chapter 11 Cases. To assure ordinary course operations, the Court approved on an interim basis a variety of “first day” motions seeking various relief and authorizing the Debtors to maintain their operations in the ordinary course. The Debtors expect to receive approval of the "first day" motions on a final basis on or before November 18, 2016. Descriptions of the RSA and Backstop Agreement are included in Note 1. Basis of Presentation and Nature of Operations.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we made three business acquisitions during 2015. These transactions, as well as market fluctuations, may make our revenues, expenses and income not directly comparable between periods.
Our total hydraulic horsepower (“hhp”) remained constant at 444,000 for the third quarter of 2016 compared to the third quarter of 2015. Our weighted average number of fluid service trucks decreased from 1,012 in the third quarter of 2015 to 962 in the third quarter of 2016. Our weighted average number of well servicing rigs remained constant at 421 during the third quarter of 2016 compared to the third quarter of 2015.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2016		2015
Revenues:
Completion and remedial services	$125.3	32%	$249.1	39%
Fluid services	$143.0	36%	$200.1	31%
Well servicing	$119.0	31%	$175.7	27%
Contract drilling	$4.8	1%	$19.7	3%
Total revenues	$392.0	100%	$644.6	100%

 During the fourth quarter of 2015, oil prices declined to a level near $50 per barrel (WTI Cushing) and remained at or below that level during the nine-month period of 2016.  During the first quarter of 2016, oil prices declined further to a level below $30 per barrel (WTI Cushing) and increased somewhat, but remained below $50 per barrel throughout the third quarter. As a result, we have continued to see a significant negative impact on our customers’ activity and the rates we are able to charge our customers.  Despite the third-quarter 2016 stabilization in oil prices, levels of customer capital expenditures, including maintenance and workover activities have not increased significantly as producers have not shown confidence in market conditions.
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
During the first nine months of 2016, we did not make any business acquisitions.
Recent Developments
On October 25, 2016, Basic and certain of its subsidiaries (collectively with Basic, the “Debtors”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) to pursue a balance sheet restructuring pursuant to a Joint Prepackaged Chapter 11 Plan of the Debtors (as proposed, the “Prepackaged Plan”). The Debtor's Chapter 11 Case is being jointly administered under the caption In re Basic Energy Services, Inc. et al. (Case No. 16-12320). No trustee has been appointed, and the Debtors will continue to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Basic expects to continue its operations without interruption during the pendency of the Chapter 11 Cases. To assure ordinary course operations, the Court approved on an interim basis a variety of “first day” motions seeking various relief and authorizing the Debtors to maintain their operations in the ordinary course. The Debtors expect to receive approval of the "first day" motions on a final basis on or before November 18, 2016.
Segment Overview
Completion and Remedial Services
During the first nine months of 2016, our completion and remedial services segment represented approximately 32% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and other services.
Our pumping services typically concentrate on providing mid-sized fracturing services in selected markets. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 444,000 at September 30, 2016 and 2015, respectively.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During this extended period of decreased spending by oil and gas companies, we have discounted our rates to remain competitive, which would cause lower segment profits.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, June 30, and September 30, 2016 (dollars in thousands):

		Segment
	Revenues	Profits %
2015:
First Quarter	$112,775	28%
Second Quarter	$69,055	17%
Third Quarter	$67,240	16%
Fourth Quarter	$58,480	15%
Full Year	$307,550	20%
2016:
First Quarter	$39,696	12%
Second Quarter	$36,228	9%
Third Quarter	$49,424	18%
The increase in completion and remedial services revenue to $49.4 million in the third quarter of 2016 from $36.2 million in the second quarter of 2016 resulted primarily from increased activity particularly in our coil tubing and fracing operations. Segment profits as a percentage of revenue increased to 18% in the third quarter of 2016 from 9% in second quarter of 2016 on the incremental effect of higher revenues and flat expenses and improved coil tubing utilization.

Fluid Services

During the first nine months of 2016, our fluid services segment represented approximately 36% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and usually have a stable demand but produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We price fluid services by the job, by the hour, or by the quantities sold, disposed of or hauled.

  The following is an analysis of our fluid services operations for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, June 30, and September 30, 2016 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2015:
First Quarter	1,046	595,100	$71	$19	27%
Second Quarter	1,011	573,700	$63	$15	24%
Third Quarter	1,012	565,400	$62	$15	24%
Fourth Quarter	1,002	557,000	$58	$12	21%
Full Year	1,018	2,291,200	$254	$61	24%
2016:
First Quarter	985	521,500	$51	$10	18%
Second Quarter	976	474,400	$47	$7	15%
Third Quarter	962	499,900	$49	$8	17%

Revenue per fluid service truck increased to $49,000 in the third quarter of 2016 compared to $47,000 in the second quarter of 2016 on higher disposal well utilization, and segment profit percentage increased to 17% in the third quarter of 2016 from 15% in the second quarter of 2016 primarily due to the incremental effect of higher revenues.
Well Servicing
During the first nine months of 2016, our well servicing segment represented 31% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
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
The following is an analysis of our well servicing operations for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, June 30, and September 30, 2016 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	Of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2015:
First Quarter	421	163,900	55%	$377	$69	18%
Second Quarter	421	154,700	51%	$351	$61	17%
Third Quarter	421	154,100	50%	$334	$50	14%
Fourth Quarter	421	120,000	39%	$324	$33	9%
Full Year	421	592,700	49%	$348	$54	15%
2016:
First Quarter	421	108,400	36%	$321	$44	11%
Second Quarter	421	113,700	38%	$308	$44	14%
Third Quarter	421	136,600	45%	$313	$60	19%

Rig utilization was 45% in the third quarter of 2016, up from 38% in the second quarter of 2016.  The higher utilization rate in the third quarter of 2016 resulted from an increase in well servicing hours and increases in activity in selected basins. Our segment profit percentage increased to 19% for the third quarter of 2016 from 14% in the second quarter of 2016, primarily due to increased utilization and improved plugging and abandonment activity.
Contract Drilling
During the first nine months of 2016, our contract drilling segment represented approximately 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we charge our drilling rig customers a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the third quarter of 2016.

The following is an analysis of our contract drilling segment for each of the quarters in 2015, the full year ended December 31, 2015 and the quarters ended March 31, June 30, and September 30, 2016 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2015:
First Quarter	12	674	$17,000	$5,900	34%
Second Quarter	12	280	$15,500	$3,000	20%
Third Quarter	12	252	$15,300	$2,600	17%
Fourth Quarter	12	155	$16,500	$400	3%
Full Year	12	1,361	$16,300	$4,000	25%
2016:
First Quarter	12	91	$16,500	$(600)	(4)%
Second Quarter	12	91	$16,100	$1,000	6%
Third Quarter	12	92	$20,100	$1,800	9%
 Revenue per day increased to $20,100 in the third quarter of 2016 compared to $16,100 in the second quarter of 2016. The increase in drilling revenue per day in the third quarter of 2016 was due to an increase in rig trucking revenues and utilization. Segment profit percentage increased to 9% in the second quarter of 2016 compared to segment profit of 6% in the second quarter of 2016 due to increased utilization of our contract drilling trucking operations.
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
Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 2. Basis of Presentation and Nature of Operations of the Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K.
Results of Operations
The following is a comparison of our results of operations for the three months ended September 30, 2016 compared to the three months ended September 30, 2015. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended September 30, 2016 Compared to Three Months Ended September 30, 2015
Revenues. Revenues decreased by 25% to $141.6 million during the third quarter of 2016 from $189.2 million during the same period in 2015. This decrease was primarily due to decreased demand for our services by our customers compared to the same period in 2015, when our customers were still in the process of determining whether to reduce their capital budgets and ramp down projects. After the prolonged period of lower oil prices including the first half of 2016, our customers have curtailed projects and reduced capital budgets for new projects.
Completion and remedial services revenues decreased by 26% to $49.4 million during the third quarter of 2016 compared to $67.2 million in the same period in 2015. The decrease in revenue between these periods was primarily due to continued lower demand for completion related activities and our reduced pricing for our services, particularly in our pumping services and coil tubing lines of business. Total hydraulic horsepower remained constant at 444,000 at September 30, 2016 and September 30, 2015.
Fluid services revenues decreased by 25% to $47.2 million during the third quarter of 2016 compared to $62.6 million in the same period in 2015, due to decreases in trucking hours and lower pricing for our services. Our revenue per fluid service truck decreased 21% to $49,000 in the third quarter of 2016 compared to $62,000 in the same period in 2015 due mainly to decreases in pricing, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 962 during the third quarter of 2016 compared to 1,012 in the same period in 2015.
Well servicing revenues decreased by 22% to $43.2 million during the third quarter of 2016 compared to $55.5 million during the same period in 2015. The decrease was driven by a decrease in utilization of our equipment, primarily due to declines in customer demand and pricing. Our weighted average number of well servicing rigs remained constant at 421 during the third quarter of 2016 and 2015.  Utilization was 45% in the third quarter of 2016, compared to 50% in the comparable quarter of 2015. Revenue per rig hour in the third quarter of 2016 was $313, decreasing from $334 in the comparable quarter of 2015, due to competitive rate pressures.
Contract drilling revenues decreased by 52% to $1.8 million during the third quarter of 2016 compared to $3.8 million in the same period in 2015. The number of rig operating days decreased 63% to 92 in the third quarter of 2016 compared to 252 in the third quarter of 2015. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $116.3 million during the third quarter of 2016 from $154.9 million in the same period in 2015, primarily due to decreases in activity and corresponding reductions in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment decreased by 28% to $40.3 million during the third quarter of 2016 compared to $56.2 million for the same period in 2015 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 18% of revenues during the third quarter of 2016 compared to 16% for the same period in 2015, due to the company's cost cutting measures throughout the year, including closing several negative cash-flow generating operations.
Direct operating expenses for the fluid services segment decreased by 18% to $39.3 million during the third quarter of 2016 compared to $47.7 million for the same period in 2015, mainly due to decreased activity levels. Segment profits were 17% of revenues during the third quarter of 2016 compared to 24% for the same period in 2015 due to the decline in trucking hours and lower skim oil sales and disposal activity.
Direct operating expenses for the well servicing segment decreased by 27% to $35.0 million during the third quarter of 2016 compared to $47.9 million for the same period in 2015. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits increased to 19% of revenues during the third quarter of 2016 compared to 14% of revenues during the third quarter of 2015 due to the impact of the company's cost cutting measures throughout the year, including closing several negative cash-flow generating operations.
Direct operating expenses for the contract drilling segment decreased 47% to $1.7 million during the third quarter of 2016 compared to $3.2 million for the same period in 2015, due to decreased activity and fewer rig operating days. Segment profits decreased to 9% of revenues during the third quarter of 2016 from 17% during the third quarter of 2015 due to a significant decline in drilling projects during the third quarter of 2016.
General and Administrative Expenses. General and administrative expenses decreased by 16% to $30.1 million during the third quarter of 2016 from $36.0 million for the same period in 2015, due to cost cutting measures implemented throughout the first half of 2016 including reduced headcount, salary reductions and lower incentive bonus expense. General and administrative expenses included $2.2 million and $3.3 million of stock-based compensation expense during the third quarters of 2016 and 2015, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $53.1 million during the third quarter of 2016 compared to $60.3 million for the same period in 2015.  The decrease in depreciation and amortization expense is due to the decrease in capital expenditures for equipment during the first nine months of 2016.
Restructuring Costs. Restructuring costs during the third quarter of 2016 were $10.5 million. These costs were incurred due to expenses related to preparation of our restructuring transactions and filing of the Chapter 11 Cases, including negotiation and entry into the Restructuring Support Agreement (the “RSA”) with 100% of the lenders under our Term Loan Agreement (as defined below) and holders of over 80% of Basic’s 7.75% Senior Notes due 2019 (the “2019 Notes”) and Basic’s 7.75% Senior Notes due 2022 (the “2022 Notes,” and together with the 2019 Notes, the “Unsecured Notes”). See Note 1. Basis of Presentation and Results of Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the RSA.

Goodwill Impairment and Bargain Purchase Gain. In the third quarter of 2016, we recorded a non-cash charge totaling $646,000 for impairment of all goodwill associated with acquisitions. We recorded $81.9 million of goodwill impairment for the same period in 2015. In the third quarter of 2016 we also recorded a $662,000 non-cash bargain purchase gain related to the GreyRock Pressure Pumping, LLC acquisition.
Interest Expense. Interest expense increased to $24.0 million during the third quarter of 2016 compared to $17.2 million during the third quarter of 2015 due to additional interest related to our Term Loan Credit Agreement, dated as of February 17, 2016, as amended (the “Term Loan Agreement”).
Income Tax Expense. There was no income tax benefit of during the third quarter of 2016 compared to an income tax benefit of $56.5 million for the same period in 2015. Our effective tax rate during the third quarter of 2016 and 2015 was approximately 0% and 35%, respectively.  The difference in the rate from 2015 to 2016 is due to the impact of deferred tax valuation allowances related to net operating loss carryforwards available to be used in future periods.
Nine Months Ended September 30, 2016 Compared to Nine Months Ended September 30, 2015
The following is a comparison of our results of operations for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015. For additional segment-related information and trends, please read “Segment Overview” above.
Revenues. Revenues decreased by 39% to $392.0 million during the nine months ended September 30, 2016 from $644.6 million during the same period in 2015. This decrease was primarily due to decreased demand for our services by our customers compared to 2015, when our customers were still in the process of determining whether to reduce their capital budgets and ramp down projects. After the prolonged period of lower oil prices including the first three quarters of 2016, our customers have curtailed projects and reduced capital budgets for new projects.
Completion and remedial services revenues decreased by 50% to $125.3 million during the nine months ended September 30, 2016 compared to $249.1 million in the same period in 2015. The decrease in revenue between these periods was primarily due to decreased demand for completion related activities and pricing for our services, particularly in our pumping and coil tubing services lines of business. Additionally, we agreed to extend a $4.5 million credit to a customer as the result of an audit in the second quarter of 2015.  Total hydraulic horsepower remained constant at 444,000 at September 30, 2016 and September 30, 2015.
Fluid services revenues decreased by 29% to $142.9 million during the nine months ended September 30, 2016 compared to $200.1 million in the same period in 2015, due to decreases in trucking hours and lower pricing for our services. Our revenue per fluid service truck decreased 25% to $147,000 in the nine months ended September 30, 2016 compared to $196,000 in the same period in 2015 due mainly to decreases in pricing for our services, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 974 during the nine months ended September 30, 2016 compared to 1,023 in the same period in 2015.
Well servicing revenues decreased by 32% to $118.9 million during the nine months ended September 30, 2016 compared to $175.7 million during the same period in 2015. The decrease was driven by a decrease in rig hours, primarily due to declines in utilization and pricing for our services. Our weighted average number of well servicing rigs remained constant at 421 during the nine months ended September 30, 2016 and 2015.  Utilization was 40% in the nine months ended September 30, 2016, compared to 53% in the comparable period of 2015. Revenue per rig hour in the nine months ended September 30, 2016 was $314 decreasing from $354 in the comparable period of 2015 due to competitive pricing pressures and lower levels of plugging and abandonment activity.
Contract drilling revenues decreased by 76% to $4.8 million during the nine months ended September 30, 2016 compared to $19.7 million in the same period in 2015. The number of rig operating days decreased 77% to 274 in the nine months ended September 30, 2016 compared to 1,206 in the nine months ended September 30, 2015. The decrease in revenue and rig operating days was due to a decrease in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $333.0 million during the nine months ended September 30, 2016 from $506.8 million in the same period in 2015, primarily due to decreases in activity and corresponding reductions in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment decreased by 45% to $107.9 million during the nine months ended September 30, 2016 compared to $195.1 million for the same period in 2015 due primarily to decreased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 14% of revenues during the nine months ended September 30, 2016 compared to 22% for the same period in 2015, due to decreased completion-related activity, price competition and a $4.5 million credit given to a customer as the result of an audit in the second quarter of 2015.
Direct operating expenses for the fluid services segment decreased by 21% to $119.1 million during the nine months ended September 30, 2016 compared to $150.2 million for the same period in 2015, mainly due to decreased activity and pricing levels. Segment profits were 17% of revenues during the nine months ended September 30, 2016 compared to 25% for the same period in 2015 due to the decline in trucking hours and lower skim oil sales and disposal activity.
Direct operating expenses for the well servicing segment decreased by 31% to $101.3 million during the nine months ended September 30, 2016 compared to $147.3 million for the same period in 2015. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits decreased to 15% of revenues during the nine months ended September 30, 2016 compared to 16% of revenues during the nine months ended September 30, 2015 due to decremental margins on lower revenues.
Direct operating expenses for the contract drilling segment decreased 68% to $4.6 million during the nine months ended September 30, 2016 compared to $14.2 million for the same period in 2015, due to decreased activity and fewer rig operating days. Segment profits decreased to 4% of revenues during the nine months ended September 30, 2016 from 28% during the nine months ended September 30, 2015 due to a significant decline in drilling projects in the Permian Basin.
General and Administrative Expenses. General and administrative expenses decreased by 22% to $86.7 million during the nine months ended September 30, 2016 from $110.9 million for the same period in 2015, due to the effects of cost cutting measures implemented in the nine months ended September 30, 2016, including headcount reductions, salary reductions and lower incentive bonus expense. General and administrative expenses included $7.4 million and $10.5 million of stock-based compensation expense during the nine months ended September 30, 2016 and 2015, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $164.1 million during the nine months ended September 30, 2016 compared to $181.5 million for the same period in 2015.  The decrease in depreciation and amortization expense is due to the decrease in capital expenditures for equipment during the first nine months of 2016.
Restructuring Costs. Restructuring costs during the third quarter and for the nine-month period of 2016 were $10.5 million. These costs were incurred due to expenses related to preparation of our restructuring transactions and filing of the Chapter 11 Cases, including negotiation and entry into our RSA. See Note 1. Basis of Presentation and Results of Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for further discussion on the RSA.
Goodwill Impairment and Bargain Purchase Gain. For the nine months ended September 30, 2016, we recorded a non-cash charge totaling $646,000 for impairment of all goodwill associated with acquisitions. We recorded $81.9 million of goodwill impairment for the same period in 2015. In the third quarter of 2016 we also recorded a $662,000 non-cash bargain purchase gain related to the GreyRock Pressure Pumping, LLC acquisition.
Interest Expense. Interest expense increased to $67.2 million during the nine months ended September 30, 2016 compared to $50.9 million during the nine months ended September 30, 2015, due to additional interest expense related to our Term Loan Agreement.
Income Tax Expense. There was income tax benefit of $3.9 million during the nine months ended September 30, 2016 compared to an income tax benefit of $101.5 million for the same period in 2015. Our effective tax rate during the nine months ended September 30, 2016 and 2015 was approximately 1% and 35%, respectively. The difference in the rate from 2015 to 2016 is due to the impact of deferred tax valuation allowances related to net operating loss carryforwards available to be used in future periods.
Liquidity and Capital Resources
As of September 30, 2016, our primary capital resources were utilization of capital leases and borrowings under our Term Loan Agreement, partially offset by net cash used in operations. As of September 30, 2016, we had unrestricted cash and cash equivalents of $34.3 million compared to $46.7 million as of December 31, 2015. An additional amount of $28.7 million is classified as restricted cash.
As of September 30, 2016, Basic had no borrowings and $51.1 million of letters of credit outstanding under its under its existing $250 million revolving credit facility (as so amended, the “Modified ABL Facility”), giving Basic $16.4 million of available borrowing capacity under the Modified ABL Facility based on its borrowing base determined as of such date, of which $15 million is subject to leverage covenants.
On February 17, 2016, the Company entered into the Term Loan Agreement with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. For further discussion of the terms of the Term Loan Agreement, see Note 6. Long-Term Debt and Interest Expense to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q. At September 30, 2016, we were in compliance with all covenants under the Term Loan Agreement and the Modified ABL Facility, notwithstanding the various waivers and consents that we entered into during the third quarter of 2016, also described in Note 6.
We used $71.8 million in operations during the nine months ended September 30, 2016, compared to cash provided by operations of $93.1 million for the same period in 2015.
We expect that our primary sources of liquidity will be from cash on hand, cash from operations and, now that the Court has approved an interim entry into a $90 million debtor-in-possession credit facility (“DIP Facility”), we expect to utilize borrowings thereunder during the pendency of our bankruptcy. Our secured term lenders and certain of our noteholders have committed to provide up to $90.0 million, in the form of the DIP Facility, of which, we received $30.0 million on October 26, 2016.
We are in active discussions with potential lenders to find a replacement for our Modified ABL Facility. For additional information about the planned restructuring, see Note 1. Basis of Presentation and Nature of Operations to the consolidated financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q.

Net Cash Provided by Operating Activities
Cash used by operating activities was $71.8 million for the nine months ended September 30, 2016, a decrease compared to cash provided by operating activities of $93.1 million during the same period in 2015.  Operating cash flow usage in the first nine months of 2016 was due to an operating loss.
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

Capital Expenditures
Cash capital expenditures during the first nine months of 2016 were $22.9 million compared to $64.0 million in the same period of 2015. We added $5.2 million of additional assets through our capital lease program during the first nine months of 2016 compared to $13.7 million of additional assets in the same period in 2015.
We currently have planned capital expenditures for the full year of 2016 of under $40.0 million, including capital leases of $10.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
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

Net Operating Losses
As of September 30, 2016, we had approximately $520.0 million of net operating loss carryforwards. Transfers of our equity, or issuances of equity before or in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years. See Part II, Item 1A. Risk Factors for more information on possible impairments of our net operating loss carryforwards.
Recent Accounting Pronouncements
The Company's consideration of recent accounting pronouncements is included in Note 15. Recent Accounting Pronouncements to these consolidated financial statements.
Impact of Inflation on Operations
Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2016, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2015.
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
ITEM 1A.  RISK FACTORS

In addition to the risks factors set out below and the other information set forth in this Quarterly Report, including under the section titled “Cautionary Note Regarding Forward-Looking Statements” in Part I, you should carefully consider the information set forth in the section entitled “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2015 for a detailed discussion of known factors which could materially affect our business, financial condition or future results.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be beyond our control and may be difficult for us to satisfy. If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Prepackaged Plan could be materially and adversely affected.

The RSA sets forth certain conditions we must satisfy, including the timely satisfaction of milestones in the Chapter 11 proceeding, such as approval of a rights offering (the “Rights Offering”), which shall be open to participation by eligible holders of the 2019 Notes and 2022 Notes and backstopped by certain supporting holders of Unsecured Notes, confirmation of the Prepackaged Plan and effectiveness of the Prepackaged Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control. The RSA gives the Requisite Noteholders (as defined therein) and the Requisite Term Loan Lenders (as defined therein) the ability to terminate the RSA under certain circumstances, including the failure of certain conditions to be satisfied. Termination of the RSA by any of the Requisite Noteholders or the Requisite Term Loan Lenders shall only be effective as to the applicable consenting class of creditors. A termination of the RSA may result in the loss of support for the Prepackaged Plan, which could adversely affect our ability to confirm and consummate the Prepackaged Plan. If the Prepackaged Plan is not consummated, there can be no assurance that any new plan would be as favorable to holders of claims as the Prepackaged Plan and our Chapter 11 proceedings could become protracted, which could significantly and detrimentally impact our relationships with vendors, suppliers, employees, and customers.

We will be subject to the risks and uncertainties associated with Chapter 11 proceedings.

As a consequence of our filing for relief under Chapter 11 of the Bankruptcy Code, our operations and our ability to develop and execute our business plan, and our continuation as a going concern, will be subject to the risks and uncertainties associated with bankruptcy. These risks include the following:
•our ability to prosecute, confirm and consummate the Prepackaged Plan or another plan of reorganization with respect to the Chapter 11 proceedings;
•the high costs of bankruptcy proceedings and related fees;
•our ability to obtain sufficient financing to allow us to emerge from bankruptcy and execute our business plan post-emergence;
•our ability to maintain our relationships with our suppliers, service providers, customers, employees and other third parties;
•our ability to maintain contracts that are critical to our operations;
•our ability to execute our business plan in the current depressed commodity price environment;
•the ability to attract, motivate and retain key employees;
•the ability of third parties to seek and obtain Court approval to terminate contracts and other agreements with us;
•the ability of third parties to seek and obtain Court approval to convert the Chapter 11 proceedings to chapter 7 proceedings; and
•the actions and decisions of our creditors and other third parties who have interests in our Chapter 11 proceedings that may be inconsistent with our plans.

Delays in our Chapter 11 proceedings increase the risks of our being unable to reorganize our business and emerge from bankruptcy and may increase our costs associated with the bankruptcy process.

These risks and uncertainties could affect our business and operations in various ways. For example, negative events associated with our Chapter 11 proceedings could adversely affect our relationships with our suppliers, service providers, customers, employees, and other third parties, which in turn could adversely affect our operations and financial condition. Also, we need the prior approval of the Court for transactions outside the ordinary course of business, which may limit our ability to respond timely to certain events or take advantage of certain opportunities. Because of the risks and uncertainties associated with our Chapter 11 proceedings, we cannot accurately predict or quantify the ultimate impact of events that occur during our Chapter 11 proceedings that may be inconsistent with our plans.

We may not be able to obtain confirmation of the Prepackaged Plan.

There can be no assurance that the Prepackaged Plan (or any other plan of reorganization) will be approved by the Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Court and the willingness of existing unsecured noteholders and term loan lenders to agree to the exchange or modification of their interests as outlined in the Prepackaged Plan, and there can be no guarantee of success with respect to the Prepackaged Plan or any other plan of reorganization. We might receive official objections to confirmation of the Prepackaged Plan from the various stakeholders in the Chapter 11 proceedings, including any official committees appointed. We cannot predict the impact that any objection might have on the Prepackaged Plan or on a Court's decision to confirm the Prepackaged Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Prepackaged Plan is not confirmed by the Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims and interests. Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from Chapter 11 or, if we do successfully reorganize, as to when we would emerge from Chapter 11. If no plan of reorganization can be confirmed, or if the Court otherwise finds that it would be in the best interest of holders of claims and interests, the Chapter 11 Cases may be converted to cases under Chapter 7 of the Bankruptcy Code, pursuant to which a trustee would be appointed or elected to liquidate our assets for distribution in accordance with the priorities established by the Bankruptcy Code.

Upon emergence from bankruptcy, our historical financial information may not be indicative of our future financial performance.
Our capital structure will be significantly altered under the Prepackaged Plan. Under fresh-start reporting rules that may apply to us upon the effective date of the Prepackaged Plan (or any alternative plan of reorganization), our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the Restructuring Support Agreement has consumed, and the Chapter 11 proceedings will continue to consume, a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

Although the Prepackaged Plan is designed to minimize the length of our Chapter 11 proceedings, it is impossible to predict with certainty the amount of time that we may spend in bankruptcy or to assure parties in interest that the Prepackaged Plan will be confirmed. The Chapter 11 proceedings will involve additional expense and our management will be required to spend a significant amount of time and effort focusing on the proceedings. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 proceedings are protracted.

During the pendency of the Chapter 11 proceedings, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a material adverse effect on our ability to effectively, efficiently and safely conduct our business, and could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Trading in our securities is highly speculative and poses substantial risks. Under the Prepackaged Plan, the holders of our existing common stock will receive their pro rata share of 0.5% of our outstanding common stock following effectiveness of the Prepackaged Plan, which interest will be further diluted to approximately 0.26%, on a pro forma basis, by the common shares issuable pursuant to the New Convertible Notes and subject to further dilution by the common shares issuable pursuant to the Warrants and management incentive plan contemplated in the Prepackaged Plan.

The Prepackaged Plan, provides that our outstanding unsecured notes will be converted into common stock of the reorganized Company and that the holders of the existing common stock of the Company will receive their pro rata share of 0.5% of the common stock of the reorganized Company upon the Company's emergence from Chapter 11. If the Prepackaged Plan is confirmed, the holders of the unsecured notes will also collectively receive subscription rights to acquire 9% PIK interest unsecured notes due 2019 in the aggregate principal amount as of $131,250,000 (the “New Convertible Notes”), mandatorily convertible into common stock within 36 months or sooner upon the occurrence of certain events in accordance with the contemplated procedures to the Rights Offering. Issuances of common stock (or securities convertible into or exercisable for common stock) under the management incentive plan and conversion of the New Convertible Notes will dilute the voting power of the outstanding common stock and may adversely affect the trading price of such common stock.

Upon our emergence from bankruptcy, the composition of our Board of Directors will change significantly.

Under the Prepackaged Plan, the composition of our Board of Directors will change significantly. Upon emergence, the Board will be made up of five directors. Ascribe Capital LLC will designate one member, Silver Point Capital, L.P. will designate one member, the ad hoc group will designate two members and the remaining director will be the Chief Executive Officer of the reorganized Company. Accordingly, four of our five Board members are expected to be new to the Company. The new directors are likely to have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. As a result, the future strategy and plans of the Company may differ materially from those of the past.

We are currently out of compliance with the New York Stock Exchange's minimum share price requirement and market capitalization requirement, and we are at risk of the NYSE delisting our common stock, which could materially impair the liquidity and value of our common stock.

Our common stock is currently listed on the NYSE. On August 19, 2016, we were notified by the NYSE that (i) the average closing price of our common stock had fallen below $1.00 per share over a period of 30 consecutive trading days, which is the minimum average share price required by the NYSE and (ii) the average global market capitalization over a consecutive thirty trading-day period had fallen below $50 million at the same time our stockholders’ equity was less than $50 million. We need to bring our share price and consecutive thirty trading-day average share price, as measured on the last trading day of any calendar month during the sixth month period following receipt of the NYSE notice, above $1.00 per share or the NYSE will commence suspension and delisting procedures. In addition, if our common stock price remains below the $1.00 threshold and falls to the point where the NYSE considers the stock price to be "abnormally low," the NYSE has the discretion to begin delisting procedures immediately. There is no formal definition of "abnormally low" in the NYSE rules but the NYSE has recently delisted shares where the price has fallen to $0.16 or less. We have submitted a plan to the NYSE that outlines the steps we plan to take to regain compliance with the market capitalization and stockholders’ equity listing standard within eighteen months.

A delisting of our common stock, either as result of a failure to regain compliance with the NYSE's minimum share price requirement or the Company's failure to satisfy other qualitative or quantitative standards for continued listing on the NYSE, could reduce the liquidity and market price of our common stock.

Transfers of our equity, or issuances of equity before or in connection with our Chapter 11 proceedings, may impair our ability to utilize our federal income tax net operating loss carryforwards in future years.

As of September 30, 2016, we had U.S. federal tax net operating loss carryforwards of approximately $520.0 million. Under federal income tax law, a corporation is generally permitted to deduct from taxable income net operating losses carried forward from prior years. We had net operating loss carryforwards of approximately $352.5 million as of December 31, 2015. While we expect a significant reduction in the amount of our net operating losses will occur as a result of the debt discharged as part of our Chapter 11 restructuring, we nonetheless expect to emerge from the Chapter 11 case with a portion of our net operating losses remaining. Our ability to utilize our net operating loss carryforwards to offset future taxable income and to reduce federal income tax liability is subject to certain requirements and restrictions. If we experience an "ownership change", as defined in section 382 of the Internal Revenue Code, then our ability to use our net operating loss carryforwards may be substantially limited, which could have a negative impact on our financial position and results of operations. Generally, there is an "ownership change" if one or more stockholders owning 5% or more of a corporation's common stock have aggregate increases in their ownership of such stock of more than 50 percentage points over the prior three-year period. Under section 382 of the Internal Revenue Code, absent an applicable exception, if a corporation undergoes an "ownership change", the amount of its net operating losses that may be utilized to offset future table income generally is subject to an annual limitation. If an "ownership" change occurs as part of a Chapter 11 proceeding, the section 382 limitation can be ameliorated.

The Court has approved, on an interim basis, restrictions on certain transfers of our stock to limit the risk of an "ownership change" prior to our restructuring in our Chapter 11 proceedings. Following the implementation of a plan of reorganization, we anticipate that an "ownership change" will occur and our remaining net operating losses will be subject to annual limitation, which limitation can be ameliorated, however, under a favorable section 382 rule available in the context of a Chapter 11 proceeding. The court-approved restrictions on transfers of our equity are intended to prohibit transfers of our stock during the pendency of the Chapter 11 case that could result in more severe limitations on our net operating losses under section 382.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchase for the three months ended September 30, 2016:

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
		Average Price	as Part of Publicly	that May Yet be
	Total Number of	Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
July 1 — July 31 (2)	199	$1.36	—
August 1 — August 31 (2)	—	$—	—
September 1 — September 30 (2)	178	$0.56	—
Total	377	$0.98	—	$9,451

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

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES

As previously disclosed in the Company’s Current Report on Form 8-K filed on October 25, 2016, the filing of the voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code constituted an event of default that accelerated the Company’s obligations under the following debt instruments (the “Debt Instruments”):

•	Term Loan Credit Agreement dated as of February 17, 2016, as amended, by and among Basic, as borrower, the lenders party thereto and U.S. Bank National Association, as administrative agent;

•
Amended and Restated Credit Agreement dated as of November 26, 2014, as amended, by and among Basic, as borrower, the lenders party thereto and Bank of America, N.A., as administrative agent, swing line lender and l/c issuer;

•
Indenture dated as of February 15, 2011, as amended, among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as successor trustee, which governs the 2019 Notes; and

•	Indenture dated as of October 16, 2012, among the Company, as issuer, the guarantors named therein and Wilmington Trust, National Association, as successor trustee, which governs the 2022 Notes.

The Debt Instruments provide that as a result of the commencement of the Chapter 11 Cases, the principal and accrued interest due thereunder shall be immediately due and payable. Any efforts to enforce such payment obligations under the Debt Instruments are automatically stayed as a result of the filing of the Bankruptcy Petitions, and the holders’ rights of enforcement in respect of the Debt Instruments are subject to the applicable provisions of the Bankruptcy Code. Subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims.

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
10.1*
Temporary Limited Waiver and Consent dated as of August 31, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 9, 2016)

10.2*
Temporary Limited Waiver and Consent dated as of September 1, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 9, 2016)

10.3*
Temporary Limited Waiver dated as of September 13, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.4*
Temporary Limited Waiver dated as of September 14, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.5*
Forbearance dated as of September 14, 2016, among Basic, the guarantors party thereto and certain noteholders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.6*
First Amendment to Temporary Limited Waiver and Consent dated as of September 28, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.7*
First Amendment to Temporary Limited Waiver dated as of September 28, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.8*
First Amendment to Forbearance Agreement dated as of September 28, 2016, among Basic, the guarantors party thereto and certain noteholders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

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

BASIC ENERGY SERVICES, INC.

By:	/s/ T.M. "Roe" Patterson
Name:	T. M. “Roe” Patterson
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Alan Krenek
Name:	Alan Krenek
Title:	Senior Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer)

By:	/s/ John Cody Bissett
Name:	John Cody Bissett
Title:	Vice President, Controller and Chief Accounting Officer
(Principal Accounting Officer)

Date: November 9, 2016

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
10.1*
Temporary Limited Waiver and Consent dated as of August 31, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 9, 2016)

10.2*
Temporary Limited Waiver and Consent dated as of September 1, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 9, 2016)

10.3*
Temporary Limited Waiver dated as of September 13, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.4*
Temporary Limited Waiver dated as of September 14, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.5*
Forbearance dated as of September 14, 2016, among Basic, the guarantors party thereto and certain noteholders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.6*
First Amendment to Temporary Limited Waiver and Consent dated as of September 28, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.7*
First Amendment to Temporary Limited Waiver dated as of September 28, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.8*
First Amendment to Forbearance Agreement dated as of September 28, 2016, among Basic, the guarantors party thereto and certain noteholders (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

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