Form 10-K
period 2016-12-31
BASIC ENERGY SERVICES INC
filed 2017-03-31
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2016
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
Securities registered pursuant to Section 12(g) of the Act: None
________________________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $63,815,657 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $1.68 per share and 37,985,510 shares held by non-affiliates). On December 23, 2016, the old common stock was cancelled, and new shares of common stock were issued, pursuant to the Chapter 11 plan of reorganization.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ¨☐
There were 25,998,847 shares of the registrant’s common stock outstanding as of March 30, 2017.
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

PART I
ITEMS 1. AND 2.     BUSINESS AND PROPERTIES
General
We provide a wide range of well site services in the United States to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the well site. We were organized in 1992 as Sierra Well Service, Inc., a Delaware corporation, and in 2000 we changed our name to Basic Energy Services, Inc. References to “Basic,” the “Company,” “we,” “us” or “our” in this report refer to Basic Energy Services, Inc., and, unless the context otherwise suggests, its wholly owned subsidiaries and its controlled subsidiaries.
Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, and the Rocky Mountain and Appalachian regions. Our operations are focused on liquids-rich basins that have historically exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. We provide our services to a diverse group of over 2,000 oil and gas companies.
Our current operating segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments were selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of our business segments:
•Completion and Remedial Services.    Our completion and remedial services segment (34% of our revenues in 2016) operates our fleet of pumping units, an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, air compressor packages specially configured for underbalanced drilling operations, cased-hole wireline units and nitrogen units. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.
•Fluid Services.    Our fluid services segment (35% of our revenues in 2016) utilizes our fleet of 940 fluid service trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, water treatment and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.
•Well Servicing.    Our well servicing segment (30% of our revenues in 2016) operates our fleet of 421 well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.
•Contract Drilling.    Our contract drilling segment (1% of our revenues in 2016) operates our fleet of 12 drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.
Recent Developments
On October 25, 2016, Basic and certain of its subsidiaries (collectively with Basic, the “Company”) filed voluntary petitions (the “Bankruptcy Petitions,” and the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Court”) to pursue a balance sheet restructuring pursuant to a Joint Prepackaged Chapter 11 Plan of the Debtors. The Debtor's Chapter 11 Case was jointly administered under the caption In re Basic Energy Services, Inc. et al. (Case No. 16-12320). No trustee was appointed, and the Debtors continued to operate their businesses as “debtors in possession” under the jurisdiction of the Court and in accordance with the applicable provisions of the Bankruptcy Code and orders of the Court. Basic continued its operations without interruption during the Chapter 11 Cases. On December 9, 2016, the Court entered an order (the “Confirmation Order”) approving the First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors (as confirmed, the “Prepackaged Plan”). On December 23, 2016 (the “Effective Date”), the Prepackaged Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.

The restructuring strengthened Basic's liquidity and capital. Debt levels were reduced by approximately $813.4 million, including accrued interest amounts, relieving near-term funding stress. In accordance with accounting standards for companies that have emerged from bankruptcy (sometimes called “fresh start accounting”), our balance sheet at December 31, 2016 reflects our assets and liabilities at fair value, and a new equity value was established. Pursuant to the Prepackaged Plan all old common stock of Basic was cancelled, and approximately 26.0 million shares of Successor Common Stock of Basic were issued to eligible debt holders, including in connection with a rights offering, to management in connection with awards under a new management incentive plan, and to prior stockholders. With our improved liquidity and capital level, our financial condition changed significantly, and the information contained in this annual report about Basic following our emergence from bankruptcy on the Effective Date, including the financial statements and other information for the year ended December 31, 2016, which reflects fresh start accounting, is not comparable with information provided for prior periods.

Further discussion of these events and resultant financial statement impacts are located in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and Item 8. Financial Statements and Supplementary Data in Notes 1 through 4.
Please see Part II Item 8. Note 19. Business Segment Information for further financial information about our segments.
Our Competitive Strengths
We believe that the following competitive strengths currently position us well within our industry:
Extensive Domestic Footprint in the Most Prolific Basins.    Our operations are focused on liquids-rich basins located in the United States that have exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville and Marcellus shales. We operate in states that accounted for approximately 99% of U.S. onshore oil and natural gas production. We believe that our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.
Diversified Service Offering for Further Revenue Growth and Reduced Volatility.    We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 135 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.
Significant Market Position.    We maintain a leading market share for each of our lines of business within our core operating areas: the Permian Basin of West Texas and Southeast New Mexico; the Gulf Coast region of South Texas and Louisiana; the Central region of North Texas, Oklahoma, Arkansas, Louisiana and Kansas; California; and the Rocky Mountain and Appalachian regions. Our goal is to be one of the top two providers of the services we provide in each of our core operating areas. Our position in each of these markets allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, stimulation, completion and plugging and abandonment services.
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
Our Business Strategy
The key components of our business strategy include:
Establishing and Maintaining Leadership Positions in Core Operating Areas.    We strive to establish and maintain market leadership positions within our core operating areas. To achieve this goal, we maintain close customer relationships, seek to expand the breadth of our services and offer high quality services and equipment that meet the scope of customer specifications and requirements. In addition, our leading presence in our core operating areas facilitates employee retention and attraction, a key factor for success in our business and provides us with brand recognition that we intend to utilize in creating leading positions in new operating areas.
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
General Industry Overview
Our business is influenced substantially by expenditures by oil and gas companies. Exploration and production spending is categorized as either an operating expenditure or a capital expenditure. Activities designed to add hydrocarbon reserves are classified as capital expenditures, while those associated with maintaining or accelerating production are categorized as operating expenditures.
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
Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of oil and natural gas prices. Natural gas prices have remained at lower levels since 2009, which has resulted in low levels of activity in our natural gas-driven markets. Oil prices increased during the first half of 2011 primarily due to political and economic instability in several oil producing countries and remained relatively stable until the fourth quarter of 2014, when oil prices declined due to oversupply concerns worldwide and continued to decline to low levels throughout 2015 and 2016. Oil prices increased gradually in the fourth quarter of 2016, upon decisions by Saudi Arabia and OPEC to limit production.
The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the Henry Hub Natural Gas Spot Price since 2012:

	Cushing WTI Spot	Henry Hub Gas
Period	Oil Price ($/Bbl.)	Spot Price ($/Mcf.)
1/1/2012	$94.11	$2.75
1/1/2013	97.91	3.73
1/1/2014	93.26	4.39
1/1/2015	48.69	2.63
1/1/2016	43.14	2.52
Closing Price at 12/31/16	53.75	3.71

Source: U.S. Department of Energy.
Energy prices drive demand for exploration and production, which in turn drives demand for our products. The following table shows the rig count for oil and natural gas drilling rigs since 2012:

	Average Rig Count
Period	Oil	Natural Gas
1/1/2012	1,359	556
1/1/2013	1,373	383
1/1/2014	1,527	333
1/1/2015	754	228
1/1/2016	408	100
12/31/2016	525	132
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
This segment operates 281 pumping units, with approximately 444,000 horsepower of capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. We also operate 47 air compressor packages, including foam circulation units, for underbalanced drilling, 36 snubbing units and 16 coiled tubing units for cased-hole measurement and pipe recovery services.
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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2016:

	Market Area
		Mid-		Rocky	Permian
	Ark-La-Tex	Continent	Gulf Coast	Mountain	Basin	Appalachia	Total
Pumping Units	9	158	3	52	59	—	281
Air/Foam Packages	—	12	—	24	11	—	47
Snubbing Units	16	9	—	—	—	11	36
Rental and Fishing Tool Stores	—	6	1	1	8	—	16
Coiled Tubing Units	2	—	1	12	1	—	16

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
This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the fluid services equipment that we operated at December 31, 2016:

	Market Area
	Rocky		Permian
	Mountain	Ark-La-Tex	Basin	Mid-Continent	Gulf Coast	Total
Fluid Service Trucks	131	117	457	83	152	940
Salt Water Disposal Wells	5	24	32	13	12	86
Fresh/Brine Water Stations	2	—	43	—	6	51
Fluid Storage Tanks	631	753	1,263	296	511	3,454

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
Fluid Services.    At December 31, 2016,  we owned and operated 940 fluid service trucks equipped with an average fluid hauling capacity of up to 150 barrels apiece. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill fracturing tanks on well locations, including fracturing tanks provided by us and others, to transport produced salt water to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our fracturing tanks, we mainly use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are usually provided to oilfield operators within a 50-mile radius of our nearest yard.
Salt Water Disposal Well Services.    At December 31, 2016, we owned 86 salt water disposal facilities. Disposal wells are permitted to dispose of salt water and incidental non-hazardous oil and natural gas wastes. Our fluid service trucks frequently transport the fluids that are disposed of in these salt water disposal wells. Our disposal wells have an average permitted injection capacity of over 6,000 barrels per day per well and are strategically located in close proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of salt water throughout their productive lives. In the states in which we operate, oil and natural gas wastes and salt water produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted salt water disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells, allowing us to salvage residual crude oil that we later sell for our account.
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
Our fleet included 421 well servicing rigs as of December 31, 2016, including 223 new builds since October 2004 and 85 rebuilds since the beginning of 2009. Our well servicing rigs operate from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, California, Arkansas, Utah, Montana, Kansas, Kentucky, Pennsylvania and West Virginia. Our well servicing rigs are mobile units that normally operate within a radius of approximately 75 to 100 miles from their respective bases.
The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2016. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

		Market Area
	Rated	Permian	Gulf		Mid -	Rocky
Rig Type	Capacity	Basin	Coast	Ark-La-Tex	Continent	Mountain	California	Appalachia	Inactive	Total
Swab	N/A	—	—	3	3	2	—	—	3	11
Light Duty	< 90 tons	—	—	—	—	—	1	—	10	11
Medium Duty	> 90 <125 tons	67	19	21	26	40	10	—	77	260
Heavy Duty	> 125 tons	76	17	5	4	12	—	6	15	135
24-Hour	> 125 tons	—	—	—	—	—	—	—	4	4
Total		143	36	29	33	54	11	6	109	421
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
We own and operate 12 land drilling rigs, which are currently stationed in the Permian Basin of Texas and New Mexico. A land drilling rig consists of engines, a drawworks, a mast, pumps to circulate the drilling fluid (mud) under various pressures, blowout preventers, drill string and related equipment. The engines power the different pieces of equipment, including a rotary table or top drive that turns the drill string, causing the drill bit to bore through the subsurface rock layers. These jobs are typically bid by “daywork” contracts, in which an agreed upon rate per day is charged to the customer, or “footage” contracts, in which an agreed upon rate per the number of feet drilled is charged to the customer. The demand for drilling services is highly dependent on the availability of new drilling locations available to well operators, as well as sensitivity to expectations relating to and changes in oil and natural gas prices.
Properties
Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We currently conduct our business from 135 area offices, 82 of which we own and 53 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 135 area offices, 84 are located in Texas, ten are in New Mexico, nine in Oklahoma, eight are in North Dakota and seven are in Colorado,  six are in Wyoming, Louisiana, Kansas, Utah and California each have two,  and Montana, Pennsylvania and Arkansas each have one.
Customers
We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2016, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. In the current market conditions, the loss of any current material customers could have an adverse effect on our business until the equipment is redeployed.
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
Competition
Our competition includes small regional contractors as well as larger companies with international operations. We believe our largest well servicing competitors are Key Energy Services, Inc., Superior Energy Services Inc., C&J Energy Services Inc.,  Forbes Energy Services Ltd.,  and Pioneer Energy Services Corp. All five are public companies that operate in most of the large oil and natural gas producing regions in the United States. They each have centralized management teams that direct their operations and decision-making primarily from corporate and regional headquarters. In addition, because of their size, they market a large portion of their work to the major oil and gas companies.
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

Our underground injection operations are subject to the federal Safe Drinking Water Act, referred to as the “SDWA,” as well as analogous state and local laws and regulations including the Underground Injection Control (“UIC”) program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation regulating underground injection has been introduced at the state level. For example at the state level, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids. In addition, public concerns have recently been raised regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Texas Railroad Commission, referred to as (“RRC”), amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma, Kansas and Colorado. Our operations also involve the disposal of produced salt water by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the RRC. We also operate salt water disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. In addition, in response to reports tying the increase in seismic activity in Oklahoma to the injection of produced water, the Oklahoma Corporation Commission (the “OCC”) has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system”, pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation and more recently OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation. To date, none of our wells have been restricted. Regulations in the states in which we operate require us to obtain a permit from the applicable regulatory agencies to operate each of our underground salt water disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, or leaks to the environment or other conditions such as earthquakes. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.
We maintain insurance against some risks associated with environmental liabilities that may occur as a result of well service activities. However, there can be no assurance this insurance will cover all potential losses, that insurance will continue to be commercially available or this insurance will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.
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
Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the EPA has begun to adopt regulations to reduce emissions of greenhouse gases. Any such regulations may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among 195 nations that signed an international accord in December 2015, the so-called Paris Agreement, which became effective in 2016, with the objective of limiting greenhouse gas emissions.
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
Employees
As of December 31, 2016, we employed approximately 3,800 people, with approximately 80% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Executive Officers of the Registrant
Our executive officers as of March 31, 2017 and their respective ages and positions are as follows:

Name	Age	Position
T. M. “Roe” Patterson	42	President, Chief Executive Officer and Director
Alan Krenek	61	Senior Vice President, Chief Financial Officer, Treasurer and Secretary
James F. Newman	52	Senior Vice President — Region Operations
William T. Dame	56	Vice President — Pumping Services
Douglas B. Rogers	53	Vice President — Marketing
Eric Lannen	51	Vice President — Human Resources
Lanny T. Poldrack	49	Vice President — Central Region and Tubular Division
John Cody Bissett	42	Vice President, Controller and Chief Accounting Officer
Brett J. Taylor	44	Vice President — Equipment and Manufacturing
Set forth below is the description of the backgrounds of our executive officers.

T. M. “Roe” Patterson (President, Chief Executive Officer and Director) has 22 years of related industry experience. He was named our President and Chief Executive Officer and appointed as a Director in September 2013. Since joining Basic in 2006, he served in positions of increasing responsibility: as our Senior Vice President and Chief Operating Officer from April 2011 until September 2013, as a Senior Vice President from September 2008 until April 2011 and as a Vice President of various groups within Basic from February 2006 until September 2008. Prior to joining Basic, he was president of his own manufacturing and oilfield service company, TMP Companies, Inc., from 2000 to 2006. He was a Contracts/Sales Manager for the Permian Division of Patterson Drilling Company from 1996 to 2000. He was an Engine Sales Manager for West Texas Caterpillar from 1995 to 1996. Mr. Patterson graduated with a B.S. degree in Biology from Texas Tech University.
Alan Krenek (Senior Vice President, Chief Financial Officer, Treasurer and Secretary) has 29 years of related industry experience. He has been our Vice President, Chief Financial Officer and Treasurer since January 2005. He became Senior Vice President and Secretary in May 2006. Prior to joining Basic, he held various financial management positions at Landmark Graphics Corp., Noble Corporation and Pool Energy Services Company. Mr. Krenek graduated with a B.B.A. degree in Accounting from Texas A&M University and is a Certified Public Accountant.

James F. Newman (Senior Vice President — Regional Operations) has 32 years of related industry experience and has been our Senior Vice President, Region Operations since November 2013. He previously served as our Group Vice President — Permian Business Unit from April 2011 until September 2013 and has been a Group Vice President since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Petroleum Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.

William T. Dame (Vice President — Pumping Services) has 36 years of related industry experience. Mr. Dame joined Basic in 2003 and has served as our Vice President — Pumping Services since 2006. He previously served as our Vice President — PPW and RAFT Divisions from 2005 to 2006 and as a regional vice president from 2004 through 2005. Mr. Dame began his career in 1981 with Halliburton. From 1987 to 1997, he served as a vice president of Fleet Cementers, Inc., and from 1997 to 2003, he worked in various operational management positions at Plains Energy, Precision Drilling and New Force Energy Services. Mr. Dame attended Tarleton State University.
Douglas B. Rogers (Vice President — Marketing) has 34 years of related industry experience. He joined Basic in 2007 and serves as Vice President — Marketing after serving as Vice President-Contracts for the Drilling Division. Mr. Rogers was Vice President- Rocky Mountain Division for Patterson - UTI Drilling Company from March 2003 to June 2007. He also served as Western Division Sales Manager for Ambar Lonestar Fluid Services, a division of Patterson - UTI Drilling Company, from 1998 to 2003. He began his career in 1983 with Permian Servicing Company, where he managed well servicing operations. He continued in that capacity through Permian Servicing Company’s mergers with Xpert Well Service and Pride Petroleum Service until joining Zia Drill/Nova Mud in March 1997. Mr. Rogers graduated with a B.A. degree from Eastern New Mexico University.
Eric Lannen (Vice President — Human Resources) has been a Vice President since August 2015.  Eric Lannen has more than 25 years of Human Resources experience in the oil & gas, engineering & construction, defense & government services and the technology industries, as well as more than 15 years of experience in HR leadership roles. Prior to joining Basic, Mr. Lannen served as Senior Vice President, Human Resources for Dyncorp International and Vice President of Human Resources at McDermott International. Mr. Lannen’s prior experience includes: talent acquisition leader for IBM growth markets across five continents; leading Human Resources for the Government Services Division of Kellogg Brown & Root (KBR); and several HR positions at Halliburton Company. Mr. Lannen graduated from Texas A&M University with a Bachelor of Science degree.
Lanny T. Poldrack (Vice President — Central Region and Tubular Division) has 30 years of related industry experience. He has served as our Vice President — Safety and Operations Support since April 2011. From April 2009 to April 2011, he served as a Corporate Marketing Representative based in Houston, Texas. Prior to joining Basic, he spent 13 years at Cudd Energy Services where he held various technical sales and sales management positions for both well intervention and live well service divisions, the last 4 years of which he served as Business Development Manager for Cudd Well Control for both domestic and international operations in U.S., Canadian, Latin America, European, Middle Eastern and South East Asian markets. He began his oilfield career in West Texas as a technical field representative for Weatherford International, specializing in fishing and rental tools and hydraulic BOP systems. Mr. Poldrack graduated with an applied science degree from Odessa Junior College.
John Cody Bissett (Vice President, Controller and Chief Accounting Officer) has 18 years of related industry experience. He was appointed Basic’s Vice President, Controller and Chief Accounting Officer in March 2012. Mr. Bissett previously served as Basic’s Corporate Controller from July 2008 to March 2012 and as the Director of Financial Reporting from December 2007 to July 2008. Prior to joining Basic, Mr. Bissett was the Controller of Cap Rock Energy from November 2006 through December 2007, and previously held various roles in the accounting and finance function of Sirius Computer Solutions and the audit practice of KPMG LLP. Mr. Bissett graduated with an M.B.A. and a B.B.A. in Accounting from Angelo State University and is a Certified Public Accountant.
Brett J. Taylor (Vice President — Manufacturing and Equipment) has 24 years of related industry experience. He has been our Vice President of Manufacturing and Equipment since June 2013. Prior to joining Basic, he was President of Taylor Industries, LLC in Tulsa, Oklahoma from 2010 to 2013. From 2009 to 2010, he served as Executive Vice President of Sales and Marketing at Serva Group Manufacturing.  Before that, Mr. Taylor held positions of increasing responsibilities at Taylor Industries over an 11-year span. His tenure at Taylor included the role of Consultant, President of Sales from 2008 to 2009, President of Taylor from 2003 to 2008, General Manager & Vice President of Business Development from 2001 to 2003, and Sales and Marketing Manager from 1997 to 1999. Mr. Taylor graduated with a Bachelor of Business Administration Degree from the University of Oklahoma.
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
Deterioration in the global economic environment commencing in the latter part of 2008 and continuing throughout 2009 caused the oilfield services industry to cycle into a downturn due to weakened demand. The industry returned to higher activity levels in 2011 and remained higher during the first half of 2012, before another downturn in the second half of 2012, affecting natural gas prices in particular. The industry pricing remained relatively stable through the middle of 2014. However, beginning in the second half of 2014, oil prices declined substantially from historical highs and have continued to decline through the first half of 2016. Prices gradually increased in late 2016, but remain significantly lower than the peak of prices in 2014. Oil and gas prices may remain depressed for the foreseeable future.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $93.26, $48.69 and $43.14 per barrel in 2014, 2015 and 2016, respectively. The Cushing WTI oil prices have declined from over $107 per barrel in June 2014 to $54 per barrel on December 31, 2016.  The Henry Hub Natural Gas Spot Price averaged $4.39, $2.63 and $2.52 per Mcf for 2014, 2015 and 2016, respectively.
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
While reducing capital expenditures during 2016 based on industry conditions, we anticipate we will need to make substantial capital investments in the future to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment including idled equipment brought back into service as activity levels improved. For the year ended December 31, 2015, we invested approximately $53.9 million in cash for capital expenditures, excluding acquisitions. For the year ended December 31, 2016, we invested approximately $32.7 million in cash for capital expenditures, excluding acquisitions. For 2017, we have currently budgeted $115.0 million for capital expenditures including capital lease, excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowing under a senior credit facility. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for more information.
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
We have recorded goodwill impairment charges and asset impairment charges in the past. We periodically evaluate our long-lived assets, including our property and equipment, and intangible assets. In performing these assessments, we project future cash flows on a discounted basis for goodwill, and on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment on our goodwill and indefinite-lived intangible assets at least annually in the fourth quarter, or more often if events and circumstances warrant. We perform the assessment of potential impairment for our property and equipment whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.

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
Pursuant to the Prepackaged Plan, effective on December 23, 2016, we amended our Revolving Credit Facility to reduce our borrowing capacity thereunder to $75.0 million. As of December 31, 2016, we had no borrowings and $51.6 million of letters of credit outstanding under our $75.0 million revolving credit facility, giving us $23.4 million of available borrowing capacity. Also on December 23, 2016, we amended our term loan credit agreement (the ”Term Loan Agreement”, and together with the Revolving Credit Facility, the “Credit Agreements”), and as of December 31, 2016, the aggregate principal amount of the loans thereunder was $164.2 million. In connection with the exchange of pre-petition term loans for new loans on the Effective Date in accordance with the Prepackaged Plan, the lenders under the Term Loan Agreement have no obligations to advance or make additional funds available to us under the Term Loan Agreement. For the year ended December 31, 2016, we made cash interest payments totaling $49.6 million.
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
 Our Credit Agreements impose restrictions on us that may affect our ability to successfully operate our business.
Our Credit Agreements impose limitations on our ability to take various actions, such as:
•limitations on the incurrence of additional indebtedness;
•restrictions on mergers, sales or transfers of assets without the lenders’ consent; and
•limitations on dividends and distributions.
In addition, our Revolving Credit Facility requires us to maintain certain financial ratios and to satisfy certain financial conditions, some of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our Revolving Credit Facility. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our indebtedness under our Credit Agreements could result in a default under or acceleration of other indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our Revolving Credit Facility or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Revolving Credit Facility” for a discussion of our Credit Agreements.
Our actual financial results after emergence from our Chapter 11 Cases may not be comparable to our projections filed with the Bankruptcy Court in the course of our Chapter 11 Cases, and will not be comparable to our historical financial results as a result of the implementation of our Prepackaged Plan and the transactions contemplated thereby, as well as our adoption of fresh start accounting following emergence.
We filed with the Bankruptcy Court projected financial information to demonstrate to the Bankruptcy Court the feasibility of our Prepackaged Plan and our ability to continue operations following our emergence from the Chapter 11 Cases. Those projections were prepared solely for the purpose of the Chapter 11 Cases and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance with respect to then prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on those projections.
Additionally, in accordance with the provisions of Financial Accounting Standards Board Accounting Standards Codification No. 852 - Reorganizations, we will apply fresh start accounting in our financial statements commencing with our financial statements as of and for the year ended December 31, 2016. We expect that this will impact materially our 2016 operating results, as certain pre-bankruptcy debts were discharged in accordance with the Prepackaged Plan immediately prior to our emergence from bankruptcy, and our assets and liabilities were adjusted to their fair values upon emergence. As a result, our financial information subsequent to emergence from bankruptcy will not be comparable to our financial statements prior to emergence
Our operations are subject to inherent risks, including operational hazard and cyber attacks. These risks may be self-insured, or may not be fully covered under our insurance policies.
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
Laws protecting the environment generally have become more stringent over time and could continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.
Please read Items 1 and 2. “Business and Properties — Environmental Regulation and Climate Change” for more information on the environmental laws and government regulations that are applicable to us.

We may not be able to grow successfully through future acquisitions or successfully manage future growth, and we may not be able to effectively integrate the businesses we do acquire.
Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We may also be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under the Credit Agreements.
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
Our customers consist primarily of major and independent oil and gas companies. During each of 2016 and 2015, our top five customers accounted for approximately 25% of our revenues. However, no individual customer composed greater than 10% of our revenues in either year. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
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
Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services. Please read the risk factor above, “If oil and natural gas prices remain volatile, or if oil or natural gas prices remain low or decline further, the demand for our services could be adversely affected.”
Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating costs and reduced demand for our field services.
In response to studies finding that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. On August 16, 2012 the EPA published rules that include standards to reduce methane emissions associated with oil and gas production. EPA finalized additional rules to reduce methane emissions from new oil and gas facilities in May 2016. Federal changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations. Numerous legislative measures have been introduced in the past that would have imposed restrictions or costs on greenhouse gas emissions, including from the oil and gas industry. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change which led to the signing of the Paris Agreement in December 2015, which became effective in November 2016. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations. Finally, it should be noted that some scientists have concluded that increasing concentrations of greenhouse gases may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.
Federal and state legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our well servicing activities and could adversely affect our financial position, results of operations and cash flows.
We provide hydraulic fracturing and fluid handling services to our customers. Hydraulic fracturing is a commonly used process that involves injection of water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the Underground Injection Control (“UIC”) provisions of the federal Safe Drinking Water Act (“SDWA”) to expressly exclude certain hydraulic fracturing practices from the definition of “underground injection.” The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and published proposed guidance relating to such practices in May 2012. At the state level, several states in which we operate have adopted regulations requiring the disclosure of certain information regarding hydraulic fracturing fluids.
Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA released its report on environmental impacts of hydraulic fracturing in December 2016, concluding that hydraulic fracturing could impact drinking water resources. The U.S. Department of the Interior issued regulations relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents in March 2015. The EPA issued effluent limitations for the treatment of discharge of wastewater resulting from hydraulic fracturing activities in June 2016. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Recent research has linked disposal of produced water into disposal wells to an increase in earthquakes across the South and Midwest. Certain state agencies, including those in Texas and Oklahoma, have implemented regulations authorizing the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. For example, in Oklahoma, the Oklahoma Corporation Commission (“OCC”) has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system”, pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation and more recently OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation. Moreover, public debate over hydraulic fracturing and shale gas production has been increasing, and has resulted in delays of well permits in some areas.
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
Our ability to use net operating loss and credit carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of issuances of equity or other transactions.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”) and certain tax credits, to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
The Debtors’ emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. The ownership changes, and resulting annual limitation, is not expected to result in the expiration of any net operating losses generated prior to the emergence date. The amount of consolidated U.S. NOLs available as of December 31, 2016 is approximately $567.5 million. Additionally, we have $1.9 million of alternative minimum tax credits.

Risks Relating to Ownership of Our Common Stock or Warrants
Our certificate of incorporation and bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
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
The warrants we issued in accordance with the Prepackaged Plan are exercisable for shares of our Successor Common Stock. The exercise of such equity instruments would have a dilutive effect to stockholders of the Company.
In accordance with the terms of the Prepackaged Plan, on the Effective Date we issued warrants that are exercisable into 2,066,627 shares of our Successor Common Stock at an initial exercise price of $55.25 per warrant. The exercise of these warrants into our Successor Common Stock would have a dilutive effect to the holdings of our existing stockholders. The warrants will not expire until December 23, 2023 and may create an overhang on the market for, and have a negative effect on the market price of, our Successor Common Stock.
There is no guarantee that the warrants issued by us in accordance with the Prepackaged Plan will become in the money, and unexercised warrants may expire worthless. Further, the terms of such warrants may be amended.
As long as our stock price is below $55.25 per share, the warrants will have limited economic value, and they may expire worthless. In addition, the warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then-outstanding warrants originally issued to make any change that adversely affects the interests of the holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a certain percentage of the then outstanding warrants approve of such amendment.
Future sales or the availability for sale of substantial amounts of our common stock, or the perception that these sales may occur, could adversely affect the trading price of our common stock and could impair our ability to raise capital through future sales of equity securities.
Our Second Amended and Restated Certificate of Incorporation authorizes us to issue 80,000,000 shares of common stock, of which an estimated 25,998,847 shares of Successor Common Stock were outstanding as of March 30, 2017. This number includes shares issued in connection with our emergence from bankruptcy, almost all of which are freely transferable without restriction or further registration pursuant to Section 1145 of the Bankruptcy Code. We also have 2,428,255 shares of Successor Common Stock authorized for issuance as equity awards under the Basic Energy Services, Inc. Management Incentive Plan, of which as of March 30, 2017, 809,416 shares are issuable pursuant to outstanding options and 539,606 shares are issuable pursuant to outstanding restricted stock unit awards. In addition, as of March 30, 2017, warrants to purchase up to 2,066,627 shares of our Successor Common Stock at an initial exercise price of $55.25 were outstanding. Shares issued upon exercise of these warrants will generally be freely transferable without restriction or registration under the Securities Act pursuant to Section 1145 of the Bankruptcy Code.
A large percentage of our shares of common stock are held by a relatively small number of investors. We entered into a registration rights agreement, (the “Registration Rights Agreement”) with certain of those investors pursuant to which we have agreed to file a registration statement with the SEC to facilitate potential future sales of such shares by them. Sales of a substantial number of shares of our common stock in the public markets, or even the perception that these sales might occur (such as upon the filing of the aforementioned registration statement), could impair our ability to raise capital through a future sale of, or pay for acquisitions using, our equity securities.
We may issue shares of our common stock or other securities from time to time as consideration for future acquisitions and investments. If any such acquisition or investment is significant, the number of shares of our common stock, or the number or aggregate principal amount, as the case may be, of other securities that we may issue may in turn be substantial. We may also grant registration rights covering those shares of our common stock or other securities in connection with any such acquisitions and investments.
We cannot predict the effect that future sales of our common stock will have on the price at which our common stock trades or the size of future issuances of our common stock or the effect, if any, that future issuances will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, may adversely affect the trading price of our common stock.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  3. LEGAL PROCEEDINGS
From time to time, Basic is a party to litigation or other legal proceedings that Basic considers to be a part of the ordinary course of business. Basic is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in Note 10. Commitments and Contingencies, of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Registrant’s Common Equity

On October 25, 2016, Basic filed voluntary petitions for relief under Chapter 11 of the U.S. Bankruptcy Code in the United States Bankruptcy. Basic emerged from Chapter 11 on December 23, 2016 (the “Effective Date”). On the Effective Date, all of the outstanding common stock (“Predecessor Common Stock”) and all other outstanding equity securities of Basic, including all options, were cancelled pursuant to the terms of the Prepackaged Plan and Basic issued 26,095,431 million shares of new common stock (“Successor Common Stock”) to unsecured holders of debt, holders of equity interests, and certain members of management, subject to the bankruptcy proceedings, of which, 25,998,847 shares are were outstanding at March 30, 2017. Because the value of one share of Successor Common Stock bears no relation to the value of one share of Predecessor Common Stock (a new equity value was established upon emergence) the following discussions contain information regarding Successor Common Stock.
Market Information - Successor Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “BAS.” The stock began trading on the NYSE on December 27, 2016, in conjunction with our emergence from Chapter 11 proceedings.

	High	Low
Predecessor common stock:
2015:
First Quarter	$8.04	$5.44
Second Quarter	$10.19	$7.16
Third Quarter	$6.92	$3.30
Fourth Quarter	$5.10	$2.40
2016:
First Quarter	$3.59	$1.63
Second Quarter	$3.20	$1.46
Third Quarter	$1.67	$0.37
Fourth Quarter October 1 - December 23	$0.83	$0.32
Successor common stock:
2016:
Fourth Quarter December 24 - December 31	$44.75	$29.36
As of March 30, 2017, we had 25,998,847 shares of Successor Common Stock outstanding held by approximately 135 record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding options or warrants and rights authorized for issuance under our equity compensation plans as of December 31, 2016:

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans(excluding Securities Reflected in Column (a)) (c)(4)
Equity compensation plans approved by security holders (1)	863,376	$36.55	2,107,485
Equity compensation plans not approved by security holders	—	—	—
Total	863,376	$36.55	2,107,485

(1) Represent shares of Successor Common Stock issuable under the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”), effective as of December 23, 2016.
(2) Includes 323,770 shares of Successor Common Stock that may be issued upon the vesting of stock options and 539,606 shares that may be issued upon vesting of restricted stock units (“RSUs”).
(3) RSUs do not have an exercise price; accordingly, RSUs are excluded from the weighted average exercise price of outstanding awards.
(4) Represents the number of shares of Successor Common Stock remaining available for grant under the MIP as of December 31, 2016. If any Successor Common Stock underlying an unvested award is cancelled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the MIP.
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2016 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
			Total Number of	Approximate Dollar
			Shares Purchased	Value of Shares
			as Part of Publicly	that May Yet be
	Total Number of	Average Price Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
Predecessor Shares
January 1 — December 23 (2)	220,888	$2.90	—	$—
Total	220,888	$2.90		$9,451

Successor Shares
December 24 — December 31 (2)	96,587	$36.00	—	$—
Total	96,587	$36.00	—	$—

(1) On May 24, 2012, Basic announced that the Board of Directors had reauthorized the repurchase of up to approximately $35.2 million of shares of Predecessor Common Stock from time to time in open market or private transactions, at the Company's discretion, as a continuation of our prior $50.0 million stock repurchase program announced in 2008 (of which $39.5 million was purchased prior to such reauthorization). Shares of Predecessor Common Stock purchased under this program were cancelled pursuant to the Prepackaged Plan on the Effective Date, and this program was terminated and does not apply to our Successor Common Stock following the Effective Date.
(2) Except as indicated under the column “Total Number of Shares Purchased as Part of Publicly Announced Program,” the shares under “Total Number of Shares Purchased” were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares and RSUs owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase. The repurchased shares were issued under either the Basic Energy Services, Inc. Amended and Restated 2003 Long-Term Incentive Plan (Predecessor Shares); or the Basic Energy Services, Inc. Management Incentive Plan, effective as of December 23, 2016 (Successor Shares).
Performance Data
The following is a line graph comparing cumulative, total shareholder return for Successor Common Stock for the period from December 23, 2016 to March 15, 2017 with (i) a general market index (the Russell 2000 Index) and (ii) a group of peers selected by the Company in the same line of business or industry as the Company. The peer group is comprised of the following companies: Key Energy Services, Inc., Nabors Industries Ltd. and Pioneer Energy Services Corp.
Value of $100 Invested at December 23, 2016, December 31, 2016, January 31, 2017,
February 28, 2017, and March 15, 2017
T

	Basic Energy Services	Russell 2000 Index	Peer Group
December 23, 2016	$100.00	$100.00	$100.00
December 31, 2016	$98.19	$98.95	$100.02
January 31, 2017	$113.53	$99.29	$99.17
February 28, 2017	$109.39	$101.11	$89.06
March 15, 2017	$91.94	$100.83	$81.55
The foregoing table is based on historical data and is not necessarily indicative of future performance. This graph shall not be deemed to be "soliciting material" or to be "filed" with the SEC or subject to the Regulations 14A or 14C under the Securities Exchange Act of 1934, as amended, or to the liabilities of Section 18 under such Act.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected consolidated financial information regarding our results of operations, balance sheets and certain ratios. As detailed in Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, upon emergence from bankruptcy on the Effective Date of December 23, 2016, Basic adopted fresh start accounting, which results in data subsequent to adoption not being comparable to data in periods prior to the Effective Date. Therefore, balances for Basic at December 31, 2016 are presented separately. Operating data for the years ended December 31, 2016 through 2012 represent amounts for Predecessor Basic. The data presented below is explained further in, and should be read in conjunction with, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 8. Financial Statements and Supplementary Data.

	Predecessor

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(Dollars in thousands, except per share data)
Statement of Operations Data:
Revenues:
Completion and remedial services	$184,567	$307,550	$698,917	$501,137	$586,070
Fluid services	191,725	258,597	369,774	343,863	352,246
Well servicing	163,966	217,245	361,683	363,386	376,268
Contract drilling	7,239	22,207	60,910	54,518	60,300
Total revenues	547,497	805,599	1,491,284	1,262,904	1,374,884
Expenses:
Completion and remedial services	158,762	245,069	434,457	327,540	357,960
Fluid services	161,535	196,155	265,105	239,154	236,588
Well servicing	140,274	184,952	270,344	265,058	268,219
Contract drilling	7,079	16,680	41,513	36,336	39,817
General and administrative (a)	135,331	143,458	167,301	171,439	183,274
Depreciation and amortization	218,205	241,471	217,480	209,747	187,083
Loss on disposal of assets	1,014	1,602	1,974	2,873	3,334
Restructuring Costs	20,743	—	—	—	—
Goodwill impairment	646	81,877	34,703	—	—
Total expenses	843,589	1,111,264	1,432,877	1,252,147	1,276,275
Operating income (loss)	(296,092)	(305,665)	58,407	10,757	98,609
Reorganization items, net	264,306	—	—	—	—
Net interest expense	(96,599)	(67,938)	(67,002)	(67,154)	(62,355)
Loss on early extinguishment of debt	—	—	—	—	(7,942)
Bargain purchase gain	662	—	—	—	910
Other income	467	528	775	743	627
Income (loss) before income taxes	(127,256)	(373,075)	(7,820)	(55,654)	29,849
Income tax (expense) benefit	3,883	131,330	(521)	19,725	(10,263)
Net income (loss)	$(123,373)	$(241,745)	$(8,341)	$(35,929)	19,586
Basic earnings (loss) per share of common stock:	$(2.94)	$(5.97)	$(0.20)	$(0.89)	$0.48
Diluted earnings (loss) per share of common stock:	$(2.94)	$(5.97)	$(0.20)	$(0.89)	$0.47
Other Financial Data:
Cash flows from (used in) operating activities	$(151,489)	$95,539	$224,536	$165,588	$303,681
Cash flows used in investing activities	(29,405)	(53,673)	(213,429)	(139,686)	(250,762)
Cash flows from (used in) financing activities	233,037	(75,049)	(42,724)	(48,935)	3,188
Capital expenditures:
Acquisitions, net of cash acquired	—	7,914	16,090	21,467	84,939
Property and equipment, excluding capital leases	32,689	53,868	236,295	136,950	171,440
	(a) Includes approximately $17,675, $13,728, $14,714, $11,830 and $12,855 of non-cash stock compensation expense for the years ended December 31, 2016, 2015, 2014, 2013 and 2012, respectively.

	Successor	Predecessor
	As of
	December 31,	As of December 31,
	2016	2015	2014	2013	2012
Balance Sheet Data:
Cash and cash equivalents	$98,875	$46,732	$79,915	$111,532	$134,565
Property and equipment, net	488,848	846,290	1,007,969	928,037	943,766
Total assets	768,160	1,161,369	1,597,177	1,543,339	1,599,006
Long-term debt	184,752	838,368	882,572	846,691	844,906
Stockholders' equity	414,408	106,338	342,653	345,287	372,410

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling services. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions during 2014 and 2015 increased our breadth of service offerings at the well site and expanded our market presence. Our hydraulic horsepower capacity for pumping services increased from 291,000 at January 1, 2014 to 444,000 at December 31, 2016. Our weighted average number of fluid service trucks decreased from 1,006 in the first quarter of 2014 to 944 in the fourth quarter of 2016. Our weighted average number of well servicing rigs decreased from 425 in the first quarter of 2014 to 421 in the fourth quarter of 2016. Our weighted average number of drilling rigs remained constant at 12 from the first quarter of 2014 to the fourth quarter of 2016.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2016		2015		2014
Revenues:
Completion and remedial services	$184.6	34%	$307.6	38%	$698.9	47%
Fluid services	191.7	35%	258.6	32%	369.8	25%
Well servicing	164.0	30%	217.2	27%	361.7	24%
Contract drilling	7.2	1%	22.2	3%	60.9	4%
Total revenues	$547.5	100%	$805.6	100%	$1,491.3	100%

Our core businesses depend on our customers’ willingness to make expenditures to produce, develop and explore for oil and natural gas in the United States. Industry conditions are influenced by numerous factors, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil producing countries and merger and divestiture activity among oil and natural gas producers. The volatility of the oil and natural gas industry, and the consequent impact on exploration and production activity, has adversely impacted the level of drilling and workover activity by some of our customers. This volatility also affected the demand for our services and the price of our services in 2016. In addition, the discovery rate of new oil and natural gas reserves in our market areas also may have an impact on our business, even in an environment of stronger oil and natural gas prices. For a more comprehensive discussion of our industry trends, see “General Industry Overview” included in Items 1 and 2, Business and Properties, of this Annual Report on Form 10-K.
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
Oil prices had remained relatively stable until the fourth quarter of 2014 when an extended period of significant decline began. The downward trend in oil and natural gas prices during 2015 has caused utilization and pricing for our services in our operating areas to decline throughout 2015. An extended period of lower pricing caused overcapacity and continued pricing pressure on all service lines in 2016.
Our revenues generally increased in 2014 due to an increase in activity during the first nine months the year. This increase was most notable in our completion and remedial services segment, due to significant amount of capital expansion during the first half of the year. These increases were somewhat offset by the drop in oil prices in the fourth quarter of 2014 and continued to decline throughout 2015 and stayed low all throughout 2016. Oil prices increased gradually in the fourth quarter of 2016, upon decisions by Saudi Arabia and OPEC to limit production. We anticipate our customer base to increase their 2017 capital programs and, as a result, expect modestly higher activity levels and pricing in 2017.
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
Recent Strategic Acquisitions and Expansions
During the period from 2014 through 2015, we grew through acquisitions and capital expenditures. We completed one acquisition in 2014 and three acquisitions in 2015 none of which were considered significant.
Selected 2014 Acquisitions
During 2014, we made one acquisition that complemented our existing completion and remedial services business segment. On September 17, 2014, we acquired all of the assets of Pioneer Fishing and Rental, Inc. for total cash consideration of $16.1 million. This acquisition is included in our completion and remedial services segment.
Selected 2015 Acquisitions
During 2015, we made three acquisitions that complemented our existing business segments, including GreyRock Pressure Pumping, LLC. On August 31, 2015, we acquired all of the assets of GreyRock Pressure Pumping, LLC, for total cash consideration of $10.2 million. This acquisition is included in our completion and remedial services segment.
Segment Overview
Completion and Remedial Services
In 2016, our completion and remedial services segment represented 34% of our revenues. Revenues from our completion and remedial services segment are derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, cased-hole wireline services, snubbing and underbalanced drilling.
Our pumping services concentrate on providing single truck, lower-horsepower cementing and acidizing services, as well as various fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 444,000 horsepower at December 31, 2016 and December 31, 2015.
Our rental and fishing tool business operates 16 rental and fishing tool stores in selected markets as of December 31, 2016.
Our snubbing services operate 36 units throughout our geographic footprint as of December 31, 2016.
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
The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

		Segment
Completion & Remedial	Revenues	Profits %
2014:
First Quarter	$137,485	37%
Second Quarter	$164,366	38%
Third Quarter	$193,699	39%
Fourth Quarter	$203,367	38%
Full Year	$698,917	38%
2015:
First Quarter	$112,775	28%
Second Quarter	$69,055	17%
Third Quarter	$67,240	16%
Fourth Quarter	$58,480	15%
Full Year	$307,550	20%
2016:
First Quarter	$39,696	12%
Second Quarter	$36,228	9%
Third Quarter	$49,424	18%
Fourth Quarter	$59,219	14%
Full Year	$184,567	14%
We gauge the performance of our completion and remedial services segment based on the segment’s operating revenues and segment profits as a percent of revenues.

Fluid Services
In 2016, our fluid services segment represented 35% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as fracturing water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.

The following is an analysis of our fluid services segment for each of the quarters and years in the years ended December 31, 2016, 2015 and 2014 (dollars in thousands):

	Weighted Average		Revenue Per	Segment Profits
	Number of Fluid		Fluid Service	Per Fluid	Segment
Fluid Services	Service Trucks	Truck Hours	Truck	Service Truck	Profits %
2014:
First Quarter	1,006	607,200	$92	$26	28%
Second Quarter	1,015	630,900	$89	$25	28%
Third Quarter	1,025	645,800	$91	$26	29%
Fourth Quarter	1,043	661,900	$90	$26	28%
Full Year	1,022	2,545,800	$362	$102	28%
2015:
First Quarter	1,046	595,100	$71	$19	27%
Second Quarter	1,011	573,700	$63	$15	24%
Third Quarter	1,012	565,400	$62	$15	24%
Fourth Quarter	1,002	557,000	$58	$12	21%
Full Year	1,018	2,291,200	$254	$61	24%
2016:
First Quarter	985	521,500	$51	$10	18%
Second Quarter	976	474,400	$47	$7	15%
Third Quarter	962	499,900	$49	$8	17%
Fourth Quarter	944	503,200	$52	$7	13%
Full Year	966	1,999,000	$199	$31	16%
We gauge activity levels and profitability in our fluid services segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.
Well Servicing
In 2016, our well servicing segment represented 30% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2016, 2015 and 2014. The revenue per rig hour does not include revenues associated with rig manufacturing operations:

	Weighted Average		Rig	Revenue	Profits
	Number of	Rig	Utilization	Per Rig	Per Rig	Segment
Well Service	Rigs	Hours	Rate	Hour	Hour	Profits %
2014:
First Quarter	425	217,400	73%	$417	$106	25%
Second Quarter	421	214,200	71%	$410	$116	28%
Third Quarter	421	217,500	71%	$405	$108	26%
Fourth Quarter	421	204,400	67%	$416	$97	23%
Full Year	422	853,500	71%	$412	$107	25%
2015:
First Quarter	421	163,900	55%	$377	$69	18%
Second Quarter	421	154,700	51%	$351	$61	17%
Third Quarter	421	154,100	50%	$334	$50	14%
Fourth Quarter	421	120,000	39%	$324	$33	9%
Full Year	421	592,700	49%	$348	$54	15%
2016:
First Quarter	421	108,400	36%	$321	$44	11%
Second Quarter	421	113,700	38%	$308	$44	14%
Third Quarter	421	136,600	45%	$313	$60	19%
Fourth Quarter	421	146,200	49%	$300	$43	14%
Full Year	421	504,900	42%	$310	$47	14%
We gauge activity levels and profitability in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.
Contract Drilling
In 2016, our contract drilling segment represented 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we typically charge our drilling rig customers a daily rate or a rate based on footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig.

The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2016, 2015 and 2014:

	Weighted Average	Rig		Profits
	Number	Operating	Revenue	(Loss)	Segment
Contract Drilling	of Rigs	Days	Per Day	Per Day	Profits %
2014:
First Quarter	12	821	$16,500	$5,300	32%
Second Quarter	12	942	$16,300	$5,100	32%
Third Quarter	12	968	$16,800	$5,200	31%
Fourth Quarter	12	948	$16,600	$5,400	33%
Full Year	12	3,679	$16,600	$5,300	32%
2015:
First Quarter	12	674	$17,000	$5,900	34%
Second Quarter	12	280	$15,500	$3,000	20%
Third Quarter	12	252	$15,300	$2,600	17%
Fourth Quarter	12	155	$16,500	$400	3%
Full Year	12	1,361	$16,300	$4,000	25%
2016:
First Quarter	12	91	$16,500	-$600	(4)%
Second Quarter	12	91	$16,100	$1,000	6%
Third Quarter	12	92	$20,100	$1,800	9%
Fourth Quarter	12	139	$17,500	$800	(2)%
Full Year	12	413	$17,500	$800	2%
We gauge activity levels and profitability in our drilling operations based on rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.
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
Critical Accounting Policies and Estimates
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.  A complete summary of these policies is included in Note 5. Summary of Significant Accounting Policies of the notes to our consolidated financial statements.
Critical Accounting Policies
Property and Equipment.    Property and equipment are stated at cost, or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expense as incurred. We also review the capitalization of refurbishment of workover rigs as described in Note 5. Summary of Significant Accounting Policies of the notes to our consolidated financial statements.
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
Self-Insured Risk Accruals.    We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our rig fleet, with the exception of certain rigs, newly manufactured rigs and pumping services equipment. We have deductibles per occurrence for workers’ compensation, auto & general liability claims, and medical and dental coverage of $5 million, $1 million, and $400,000, respectively. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and claims history.
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
We record net deferred tax assets to the extent we believe these assets will be more likely more than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations.Based on this evaluation, as of December 31, 2016, a valuation allowance of approximately $189.2 million has been recorded on the net deferred tax assets for all federal and state tax jurisdictions  in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance is recognized as a result of the Company being in a cumulative three year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in federal and state tax jurisdictions.
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

Inventories. For rental and fishing tools, inventories consisting mainly of grapples, controls, and drill bits are stated at the lower of cost or market, with cost being determined on the average cost method. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.
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
Stock-Based Compensation.    We have historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. We accounted for stock option and restricted stock awards in 2016, 2015 and 2014 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of operations. For performance-based restricted stock awards, compensation expense is recognized in our financial statements based on their grant date fair value. We utilize (i) the closing stock price on the date of the grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using our historical volatility and the historical volatilities of our peer companies. The risk free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant. Stock options have not been issued since 2007 but were valued on the grant date using Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of our common stock at the grant date. In addition, judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in our consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.
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
Results of Operations
The results of operations between periods may not be comparable, primarily due to fluctuations in the oil and natural gas industry throughout 2016, 2015 and 2014, as well as the Company’s growth in asset base through capital expenditures during 2014. The asset base decreased in 2015 and 2016.
Year Ended December 31, 2016 Compared to Year Ended December 31, 2015
Revenues.    Revenues decreased by 32% to $547.5 million in 2016 from $805.6 million in 2015. This decrease was primarily due to a significant decrease in crude oil prices resulting in lower demand for our services by our customers, particularly from our completion and remedial services and contract drilling segments.
Completion and remedial services revenue decreased by 40% to $184.6 million in 2016 as compared to $307.6 million in 2015. The decrease in revenue between these periods was primarily due to lower pumping and fracturing revenues driven by the overall decrease in new well completion activity, as well as pricing concessions given to customers. Total hydraulic horsepower was approximately 444,000 at December 31, 2016 and December 31, 2015.
Fluid services revenue decreased by 26% to $191.7 million in 2016 compared to $258.6 million in 2015.  This decrease was mainly due to a decrease in trucking hours and lower pricing for our services. Revenue per fluid service truck decreased 22% to $199,000 in 2016 compared to $254,000 in 2015, due to decreased disposal activities and lower pricing. Our weighted average number of fluid service trucks decreased to 966 in 2016 from 1,018 in 2015.

Well servicing revenues decreased by 25% to $164.0 million in 2016 compared to $217.2 million in 2015. Rig utilization decreased to 42% in 2016 from 49% during 2015, reflecting lower activity levels and the competitive market in oil-dominated areas. Our weighted average number of well servicing rigs remained constant at 421 during 2016 and 2015. We experienced a decrease of 11% in revenue per rig hour to $310 during 2016 from $348 during 2015, due to pricing competition, especially from smaller service companies.
Contract drilling revenues decreased by 67% to $7.2 million in 2016 compared to $22.2 million in 2015. The decrease was driven mainly by a decrease in drilling activity, which caused a decline in rig operating days. The number of rig operating days decreased to 413 in 2016 compared to 1,361 in 2015.  The average revenue per rig day increased to $17,500 in 2016 from $16,300 in 2015, due to improved utilization in the second half of 2016.
Direct Operating Expenses.    Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, decreased by 27% to $467.7 million in 2016 from $642.9 million in 2014. This decrease was due to the lower activity levels in all our segments.
Direct operating expenses for the completion and remedial services segment decreased by 35% to $158.8 million in 2016 as compared to $245.1 million in 2015, due primarily to decreased activity levels and reduction in headcount. Segment profits decreased to 14% of revenues in 2016 compared to 20% in 2015, due to decremental margins on a lower revenue base in all operating areas as well as significant pricing discounts for our pumping services.
Direct operating expenses for the fluid services segment decreased by 18% to $161.5 million in 2016 as compared to $196.2 million in 2015. Segment profits were 16% of revenues in 2016 and 24% of revenues in 2015, due to high levels of competition for trucking services and lower skim oil sales and disposal activity.
Direct operating expenses for the well servicing segment decreased by 24% to $140.3 million in 2016 as compared to $185.0 million in 2015, due primarily to decreased personnel costs and reduced demand for our services. Segment profits remained constant at 14% of revenues in 2016 and 2015, with competitive pricing pressures and the impact of decremental margins on a lower revenue base impacting both years.
Direct operating expenses for the contract drilling segment decreased by 58% to $7.1 million in 2016 as compared to $16.7 million in 2015, due to a significant decrease in the North American on-shore drilling rig count. Segment profits were 2% of revenues in 2016 compared to 25% in 2015, due to an overall decline in drilling activity.
General and Administrative Expenses.    General and administrative expenses decreased by 5.7% to $135.3 million in 2016 from $143.5 million in 2015. The decrease was primarily due to lower payroll and incentive compensation costs due to a reduction in workforce in 2015, plus additional cost saving initiatives implemented in late 2014 and 2015.  G&A expense included $17.7 million and $13.7 million of stock-based compensation expense in 2016 and 2015, respectively.
Reorganization Costs.    Reorganization costs consist of $20.7 million in 2016 related to pre-petition reorganization and bankruptcy related expenses including legal, accounting, and consulting fees.
Reorganization Items, Net.    Reorganization Items, net were $264.3 million in 2016. Reorganization items primarily consist of $540.3 million gain on debt discharge partially offset by $220.5 million loss on fresh start accounting revaluations, $23.3 million write-off of deferred financing costs and debt premiums and discounts, and $19.7 million of post-petition professional fees incurred in connection with our emergence from voluntary reorganization, $8.5 million fair value of warrants issued, $1.4 million in Successor equity to Predecessor equity holders, and $2.8 million in other costs.
Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $218.2 million in 2016, as compared to $241.5 million in 2015, reflecting the increase in the size of and investment in our asset base during 2014. During 2016, we invested $32.7 million for cash capital expenditures and $5.7 million for capital leases.
Goodwill Impairment.    In the third quarter of 2016, we recorded a non-cash charge totaling $646,000 for impairment of all of the goodwill associated with our 2015 acquisitions.
Interest Expense.    Interest expense increased to $96.6 million in 2016 compared to $68.0 million in 2015.  The increase in interest expense in 2016 was primarily due to our new term and debtor-in-possession loan facilities.
Income Tax Benefit.    Income tax benefit was $3.9 million and $131.3 million in 2016 and 2015 respectively. Our effective tax benefit rate was approximately 3.1% in 2016 compared to an effective tax benefit rate of 35.2% in 2015. The change in the effective tax rate is due to the deferred tax valuation allowances related to net operating loss carryforwards available to be used in future periods.

Year Ended December 31, 2015 Compared to Year Ended December 31, 2014
Revenues.    Revenues decreased by 46% to $805.6 million in 2015 from $1.5 billion in 2014. This decrease was primarily due to a significant decrease in crude oil prices resulting in lower demand for our services by our customers, particularly from our completion and remedial services and contract drilling segments.
Completion and remedial services revenue decreased by 56% to $307.6 million in 2015 as compared to $698.9 million in 2014. The decrease in revenue between these periods was primarily due to lower pumping and fracturing revenues driven by the overall decrease in new well completion activity, as well as pricing concessions given to customers. Total hydraulic horsepower was approximately 444,000 and 443,000 at December 31, 2015 and December 31, 2014, respectively.
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
Liquidity and Capital Resources
Currently, our primary capital resources are net cash flows from our operations, utilization of capital leases and our $75.0 million revolving credit facility. As of December 31, 2016, we had cash and cash equivalents of $98.9 million compared to $46.7 million as of December 31, 2015. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Management believes the implementation of the Prepackaged Plan and our emergence from the Chapter 11 proceedings on the Effective Date have resolved the substantial doubt and the related uncertainty about our application of the going concern basis of accounting.
Cancellation of Indebtedness
On February 15, 2011, we issued $275.0 million aggregated principal amount of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $200.0 million aggregate principal amount of 2019 Notes, resulting in outstanding 2019 Notes with an aggregate principal amount of $475.0 million. On October 16, 2012, we issued $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes,” and together with the 2019 Notes, the “Unsecured Notes”). In connection with the Prepackaged Plan, on the Effective Date, all of the Unsecured Notes were cancelled and discharged, along with associated accrued interest amounts pursuant to the Prepackaged Plan.
Net Cash Provided by Operating Activities
Cash flow used in operating activities was $151.5 million for the year ended December 31, 2016 as compared to cash provided by operations of $95.5 million in 2015 and $224.5 million in 2014.  The decrease in 2016 was due primarily to a decrease in operating income offset by an increase in working capital. The decrease in 2015 was primarily due to a decrease in operating income and an increase in accounts receivable.
Capital Expenditures
Capital expenditures are the main component of our investing activities. Cash capital expenditures (including acquisitions) for 2016 were $32.7 million as compared to $70.6 million in 2015, and $252.4 million in 2014.  Cash capital expenditures decreased in 2016 from 2015 due to a decrease in expansionary capital expenditures to $5.0 million in 2016 from $21.4 million in 2015. Through our capital lease program, we also added assets of approximately $5.7 million, $16.0 million and $75.2 million in 2016, 2015 and 2014, respectively.
In 2017, we have currently planned capital expenditures of approximately $115.0 million including capital leases of $70.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing
Our current primary capital resources are cash flow from our operations, our $75.0 million revolving credit facility, and the ability to enter into capital leases, the ability to incur additional secured indebtedness, and a cash balance of $98.9 million at December 31, 2016. We had no borrowings and $51.6 million in letters of credit outstanding under the Second A&R Credit Agreement as defined below, as of December 31, 2016, giving us $23.4 million of available borrowing capacity. In 2016, we financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases. The A&R Term Loan Agreement had $164.2 million aggregate outstanding principal amount of loans as of December 31, 2016 and no additional borrowing capacity. See “-Second A&R Revolving Credit Facility”and “-Term Loan Agreement” below.
Contractual Obligations
We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our capital leases, (2) our operating leases, (3) our asset retirement obligations and (4) our other long-term liabilities. The following table outlines our contractual obligations as of December 31, 2016 (in thousands):

	Obligations Due in
	Periods Ended December 31,
Contractual Obligations	Total	2017	2018-2019	2020-2021	Thereafter
Term Loan Credit Agreement	$164,175	$1,650	$3,300	$159,225	$—
Capital leases	82,283	39,345	41,815	1,123	—
Operating leases	17,500	4,805	7,259	3,647	1,789
Asset retirement obligation	2,436	548	477	531	880
Total	$266,394	$46,348	$52,851	$164,526	$2,669
Our long-term debt as of December 31, 2016, excluding capital leases, consisted of $164.2 million under our Amended and Restated Term Loan Agreement. Interest on long-term debt relates to our future contractual interest obligations under our Amended and Restated Term Loan agreement. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate. Our asset retirement obligation relates to disposal wells.
Our ability to access additional sources of financing will be dependent on our operating cash flows and demand for our services, which could be negatively impacted due to the extreme volatility of commodity prices.
Second Amended and Restated Revolving Credit Facility
On November 26, 2014, we entered into an amended and restated $300.0 million revolving credit facility with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders. On the Effective Date, the Company entered into a Second Amended and Restated ABL Credit Agreement with Bank of America, N.A. as administrative agent for the lenders, a collateral management agent, the swing line lender and an letter of credit issuer. Wells Fargo Bank, National Association, as a collateral management agent and syndication agent, and the financial institutions party thereto, as lenders (the "Second A&R Credit Agreement")
The Second A&R Credit Agreement provides for a $75 million revolving credit loan facility with a $65 million letter of credit sublimit and $10 million swing line sublimit. The obligations under the Second A&R Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than our immaterial subsidiaries, and are secured by substantially all of our and our guarantors’ assets as collateral under the Third Amended and Restated Security Agreement dated as of the Effective Date (the “Security Agreement”).
Borrowings under the Second A&R Credit Agreement will mature on December 23, 2019. The Second A&R Credit Agreement requires Basic to repay to the lenders the aggregate principal amount of all revolving credit loans on the Effective Date. The Company may voluntarily prepay loans under the Second A&R Credit Agreement, subject to customary notice requirements and minimum prepayment amounts. Basic must prepay loans under the Second A&R Credit Agreement if, for any reason, the aggregate outstanding amount of all loans and letter of credit obligations at any time exceed the borrowing base at such time. In this event, Basic must immediately prepay revolving credit loans, swing line loans and letter of credit borrowings in an aggregate amount equal to the excess.

Loans under the Second A&R Credit Agreement bear interest, at the Company’s option, at a rate equal to either (i) the London interbank offered rate (the “Eurodollar Rate”) plus a rate of 2.5% to 4.5% depending on the consolidated leverage ratio at the time of the determination or (ii) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate then in effect publicly announced by Bank of America and (c) the Eurodollar Rate plus 1.0%, the highest is then is added to a rate ranging from 1.5% to 3.5% depending on the consolidated leverage ratio at the time of the determination.
The Second A&R Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit our ability and the ability of certain of our subsidiaries to:
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
 The Second A&R Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The Second A&R Credit Agreement further requires that Basic maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Second A&R Credit Agreement) of not less than 1.00 to 1.00 for any time period during which a Financial Covenant Trigger Period (as defined in the Second A&R Credit Agreement) is in effect.
If an event of default occurs under the Second A&R Credit Agreement, then the lenders may (i) terminate their commitments under the Second A&R Credit Agreement, (ii) declare any outstanding loans under the Second A&R Credit Agreement to be immediately due and payable, (iii) require that we cash collateralize our letter of credit obligations and (iv) foreclose on the collateral secured by the Security Agreement.
We had no borrowings and $51.6 million in letters of credit outstanding under the Second A&R Credit Agreement as of December 31, 2016, giving us $23.4 million of available borrowing capacity. At December 31, 2016, we were in compliance with our covenants under the Second A&R Credit Agreement.
Term Loan Agreement
 On February 17, 2016, we entered into a Term Loan Credit Agreement (the “Original Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders.  The Original Term Loan Agreement included two categories of borrowings: (a) the closing date term loan borrowings in an aggregate amount of $165.0 million, and (b) the delayed draw term loan borrowings in an aggregate principal amount not to exceed $ 15.0 million. The making of the term loans under the Original Term Loan Agreement was subject to the satisfaction of certain conditions precedent, including, with respect to the delayed draw term loans, the consent of the lenders providing the delayed draw term loans.  On the Effective Date, we entered into an Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders, which amended and restated the Original Term Loan Agreement. Under the Amended and Restated Term Loan Agreement, on the Effective Date, (i) the outstanding principal amount of pre-petition term loans of each pre-petition term lender were exchanged for loans under the Amended and Restated Term Loan Agreement in an amount equal to such pre-petition term lender’s aggregate outstanding principal amount of pre-petition term loans as of the Effective Date, as determined immediately prior to such exchange and (ii) all accrued and unpaid interest on such pre-petition term loans as of the Effective Date are deemed to be accrued and unpaid interest on the loans. Following such exchange, the aggregate outstanding principal amount of the loans under the Amended and Restated Term Loan Agreement was $164,175,000.
  Borrowings under the Amended and Restated Term Loan Agreement will mature on February 26, 2021 unless, such date is not a business day, in which case the borrowings under the Amended and Restated Term Loan Agreement will mature on the next preceding business day. We may voluntarily prepay the loans under the Amended and Restated Term Loan Agreement in whole or in part without premium or penalty, provided that certain conditions set forth therein are met. We are required to prepay the Amended and Restated Term Loan Agreement in the case of a change of control, certain sales of our assets, certain issuances of indebtedness and under certain other circumstances, in which case such prepayment may be subject to an applicable premium.
Each loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to 13.50%. In addition, we will be responsible for the applicable lenders’ fees, including a closing payment equal to 7.00% of the aggregate principal amount of commitments of each lender under the Amended and Restated Term Loan Agreement as of the effective date, and administrative agent fees.
 The Amended and Restated Term Loan Agreement contains various covenants that, subject to agreed upon exceptions, limit Basic’s ability and the ability of certain of our subsidiaries to:
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
  If an event of default occurs under the Amended and Restated Term Loan Agreement, then the term loan administrative agent may, with the consent of  the required lenders , or shall, at the direction of, the required lenders,  (i) declare any outstanding loans under the Amended and Restated Term Loan Agreement to be immediately due and payable, and (ii) exercise on behalf of itself and the lenders all rights and remedies available to it and the lenders under the applicable loan documents or applicable law or equity. The default rate under the Amended and Restated Term Loan Agreement is 16.50% per annum.
On the Effective Date, Basic entered into an Amended and Restated Security Agreement with certain of its subsidiaries and the term loan administrative agent (the “Term Loan Security Agreement”). The collateral under the Term Loan Security Agreement includes (as defined therein): (a) all Chattel Paper, all Collateral Accounts, all commercial tort claims, all Contracts, all Deposit Accounts, all Documents, all Equipment, all Fixtures, all General Intangibles, all Instruments, all Intellectual Property, all Inventory, all Investment Property (including without limitation the Pledged Equity and all Securities Accounts), all Letter of Credit Rights, all Liquid Assets, all Receivables, all Records, and all Supporting Obligations; (b) any and all additions, accessions and improvements to, all substitutions and replacements for and all products of or derived from the foregoing; and (c) all Proceeds of the foregoing. Under mortgages and deeds of trust, Basic and certain of its subsidiaries previously granted to the term loan administrative agent liens on a substantial portion of their real properties to secure Basic’s obligations under the Amended and Restated Term Loan Agreement of the Company in effect at the time of the filing of the Chapter 11 Cases. These liens continue to secure the obligations of Basic under the Amended and Restated Term Loan Agreement. Basic has also agreed to provide to the term loan administrative agent liens on additional real properties, subject to the terms and conditions of the Amended and Restated Term Loan Agreement.
At December 31, 2016, we were in compliance with our covenants under the Amended and Restated Term Loan Agreement.

DIP Facility
On October 27, 2016, in connection with the filing of the Chapter 11 Cases, the Company and its debtor subsidiaries entered into the Superpriority Secured Debtor-in-Possession Term Loan Credit Agreement (the “DIP Facility”) with U.S. Bank National Association, as administrative agent, and the lenders party thereto. The DIP Facility included commitments from the lenders thereto to provide delayed draw term loans of up to $90.0 million. The Company drew $30.0 million from the DIP Facility after the Court entered its order approving the DIP Facility. Borrowings under the DIP Facility were paid in full on or prior to the Effective Date. The DIP Facility provided the Company with interim financing during the pendency of the Chapter 11 Cases and terminated as of the Effective Date.
Other Debt
We have a variety of other capital leases and notes payable outstanding that are customary in our business. None of these debt instruments are individually material. Our leases with Bank of America Leasing & Capital, LLC require us to maintain a minimum debt service coverage ratio of 1.05 to 1.00. There is a minimum liquidity covenant requiring unrestricted cash and cash equivalents balances to be at or above $25.0 million. As of December 31, 2016, we had total capital leases of approximately $70.3 million.
Preferred Stock
At December 31, 2016 and December 31, 2015, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
As of December 31, 2016, we had approximately $567.5 million of federal net operating loss carryforwards.  Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of December 31, 2016, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have provided a valuation allowance of approximately $189.2 million on the net deferred tax asset as a result of the company being in a cumulative three year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in these certain state tax jurisdictions.
Recent Accounting Pronouncements
Recently adopted
In August, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The Update applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. Basic has adopted this pronouncement, which resulted in additional disclosures which have been included in Note 2. Going Concern, to these consolidated financial statements.
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
Not yet adopted
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
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to simplify the measurement of inventory, which requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Currently, these inventory methods are required to be subsequently measured at the lower of cost or market. "Market" could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Basic has evaluated this new accounting standard and determined it will not have an impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 - “Revenue from Contracts with Customers" represented a comprehensive revenue recognition standard to supersede existing revenue recognition guidance and align GAAP more closely with International Financial Reporting Standards (IFRS).
The core principle of the new guidance is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items.
We are currently determining the impact of the new standard on the revenue streams from the services we provide. Our approach includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. Our services are primarily short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption. We currently intend to adopt the new standard as of January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The purpose of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This Update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard is effective for Basic for fiscal years beginning after December 15, 2017. The amendments in this update are intended to clarify cash flow treatment of certain cash flow issues with the objective of reducing diversity in practice. Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Basic intends to adopt this standard as of January 1, 2018, and does not expect significant changes to the cash flow statement as a result.
In October 2016, the FASB issued ASU 2016-16, "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory." Under current U.S. GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. Under the new standard, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Basic is in the process of determining the whether this standard will have a material impact on our financial statements.

In November 2016 the FASB issued ASU 2016-18- "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies the treatment of cash inflows into and cash payments from restricted cash. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents for public entities. The amendments in this Update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice described above.
The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Basic intends to adopt this standard as of January 1, 2018, and does not expect significant changes to the cash flow statement as a result.
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2016, 2015 and 2014. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies as increasing oil and natural gas prices also increase activity in our areas of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of December 31, 2016, we had no borrowings outstanding under agreements with market risk sensitive instruments, and were not party to any other material market risk sensitive instruments.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013)  issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2016, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
We have audited Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Basic Energy Services, Inc.’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.
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
In our opinion, Basic Energy Services, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2016 (Successor) and 2015 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016 (Predecessor), and our report dated March 31, 2017 expressed an unqualified opinion on those consolidated financial statements.
KPMG LLP
Dallas, Texas
March 31, 2017

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders
Basic Energy Services, Inc.:
We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries as of December 31, 2016 (Successor) and 2015 (Predecessor), and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2016 (Predecessor). In connection with our audits of the consolidated financial statements, we also have audited financial statement Schedule II. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.
We conducted our audits in accordance with the auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Basic Energy Services, Inc. and subsidiaries as of December 31, 2016 (Successor) and 2015 (Predecessor), and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 2016 (Predecessor), in conformity with U.S. generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.
As described in note 1 to the consolidated financial statements, on December 9, 2016, the United States Bankruptcy Court for the District of Delaware entered an order confirming the petition for reorganization, which became effective December 23, 2016. Accordingly, the accompanying financial statements have been prepared in conformity with Accounting Standards Codification 852, Reorganizations, for the Successor as a new entity with assets and liabilities and capital structure having carrying amounts not comparable to prior periods described in Note 1.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Basic Energy Services, Inc.’s internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), and our report dated March 31, 2017 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
KPMG LLP
Dallas, Texas
March 31, 2017

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	Successor	Predecessor
	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$98,875	$46,732
Restricted cash	2,429	—
Trade accounts receivable, net of allowance of $0 and $2,670	108,655	102,127
Accounts receivable - related parties	31	35
Income tax receivable	1,271	1,828
Inventories	35,691	36,944
Prepaid expenses	15,575	13,851
Other current assets	2,003	9,968
Total current assets	264,530	211,485
Property and equipment, net	488,848	846,290
Deferred debt costs, net of amortization	—	3,420
Other intangible assets, net of amortization	3,458	66,745
Other assets	11,324	10,241
Total assets	$768,160	$1,138,181
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$47,959	$54,521
Accrued expenses	51,329	59,380
Current portion of long-term debt, net of $1,657 discount at December 31, 2016	38,468	48,651
Other current liabilities	2,065	7,003
Total current liabilities	139,821	169,555
Long-term debt, net of discounts $17,344 and premium of $956 at December 31, 2016 and 2015 respectively	184,752	828,664
Deferred tax liabilities	—	5,066
Other long-term liabilities	29,179	28,558
Total liabilities	353,752	1,031,843
Stockholders' equity:
Predecessor common stock, $0.01 par value: 80,000,000 authorized, 43,500,032 shares issued and 41,196,680 shares outstanding at December 31, 2015	—	435
Predecessor paid-in capital	—	374,729
Predecessor treasury stock, at cost 1,303,352 shares at December 31, 2015	—	(12,014)
Successor preferred stock, $0.01 par value: authorized 5,000,000 shares; zero outstanding at December 31, 2016	—	—
Successor common stock; $0.01 par value; 80,000,000 shares authorized; and 26,095,431 shares issued and 25,998,844 shares outstanding at December 31, 2016	261	—
Successor additional paid-in capital	417,624	—
Retained deficit	—	(256,812)
Successor treasury stock, at cost 96,587 shares at December 31, 2016	(3,477)	—
Total stockholders' equity	414,408	106,338
Total liabilities and stockholder's equity	$768,160	$1,138,181

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Predecessor
	Years ended December 31,
	2016	2015	2014
Revenues:
Completion and remedial services	$184,567	$307,550	$698,917
Fluid services	191,725	258,597	369,774
Well servicing	163,966	217,245	361,683
Contract drilling	7,239	22,207	60,910
Total revenues	547,497	805,599	1,491,284

Expenses:
Completion and remedial services	158,762	245,069	434,457
Fluid services	161,535	196,155	265,105
Well servicing	140,274	184,952	270,344
Contract drilling	7,079	16,680	41,513
General and administrative, including stock-based compensation of $17,675, $13,728, and $14,714 in 2016, 2015 and 2014, respectively	135,331	143,458	167,301
Depreciation and amortization	218,205	241,471	217,480
Restructuring costs	20,743	—	—
Loss on disposal of assets	1,014	1,602	1,974
Goodwill impairment	646	81,877	34,703
Total expenses	843,589	1,111,264	1,432,877
Operating (loss) income	(296,092)	(305,665)	58,407
Other income (expense):
Reorganization items, net	264,306	—	—
Interest expense	(96,625)	(67,964)	(67,042)
Interest income	26	26	40
Bargain purchase gain on acquisition	662	—	—
Other income	467	528	775
Loss before income taxes	(127,256)	(373,075)	(7,820)
Income tax (expense) benefit	3,883	131,330	(521)
Net loss	$(123,373)	$(241,745)	$(8,341)
Net loss available to common stockholders	$(123,373)	$(241,745)	$(8,341)

Loss per share of common stock:
Basic	$(2.94)	$(5.97)	$(0.20)
Diluted	$(2.94)	$(5.97)	$(0.20)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional		Retained	Total
	Common Stock		Paid-In	Treasury	Earnings	Stockholders'
	Shares	Amount	Capital	Stock	(Deficit)	Equity
December 31, 2013 (Predecessor)	43,500,032	435	363,674	(12,096)	(6,726)	345,287
Issuances of restricted stock	—	—	(9,583)	9,583	—	—
Amortization of share based compensation	—	—	14,714	—	—	14,714
Purchase of treasury stock	—	—	—	(12,733)	—	(12,733)
Exercise of stock options / vesting of restricted stock	—	—	1,115	2,611	—	3,726
Net loss	—	—	—	—	(8,341)	(8,341)
December 31, 2014 (Predecessor)	43,500,032	435	369,920	(12,635)	(15,067)	342,653
Issuances of restricted stock	—	—	(3,779)	3,779	—	—
Amortization of share based compensation	—	—	13,728	—	—	13,728
Purchase of treasury stock	—	—	—	(5,742)	—	(5,742)
Exercise of stock options / vesting of restricted stock	—	—	(5,140)	2,584	—	(2,556)
Net loss	—	—	—	—	(241,745)	(241,745)
December 31, 2015 (Predecessor)	43,500,032	435	374,729	(12,014)	(256,812)	106,338
Issuances of restricted stock	—	—	(5,135)	5,135	—	—
Amortization of share based compensation	—	—	17,675	—	—	17,675
Purchase of treasury stock	—	—	—	(640)	—	(640)
Net loss	—	—	—	—	(123,373)	(123,373)
Implementation of Prepackaged Plan and Application of Fresh Start Accounting:
Cancellation of Predecessor equity	(43,500,032)	(435)	(387,269)	7,519	380,185	—
Issuances of Successor common stock and warrants	26,095,431	261	417,624	(3,477)	—	414,408
Balance - December 31, 2016 (Successor)	26,095,431	$261	$417,624	$(3,477)	$—	$414,408

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	Predecessor
	2016	2015	2014
Cash flows from operating activities:
Net loss	$(123,373)	(241,745)	(8,341)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	218,205	241,471	217,480
Goodwill impairment	646	81,877	34,703
Bargain purchase gain	(662)	—	—
Accretion on asset retirement obligation	147	134	132
Change in allowance for doubtful accounts	(812)	638	(1,643)
Amortization of deferred financing costs	7,952	3,622	3,176
Amortization of premium on notes	(257)	(261)	(242)
Non-cash compensation	27,723	13,728	14,714
Loss on disposal of assets	1,014	1,602	1,974
Deferred income taxes	(4,403)	(131,171)	87
Reorganization items, non-cash	(332,854)	—	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(5,712)	144,430	(41,143)
Inventories	2,112	7,846	(9,798)
Prepaid expenses and other current assets	(239)	(740)	(14,435)
Other assets	(1,094)	(767)	(1,810)
Accounts payable	(6,563)	3,903	5,110
Income tax receivable	557	1,293	(204)
Other liabilities	(4,449)	1,109	11,303
Accrued expenses	70,573	(31,430)	13,473
Net cash (used in) provided by operating activities	(151,489)	95,539	224,536
Cash flows from investing activities:
Purchase of property and equipment	(32,689)	(53,868)	(236,295)
Proceeds from sale of assets	3,284	8,109	39,835
Payments for other long-term assets	—	—	(879)
Payments for businesses, net of cash acquired	—	(16,730)	(16,090)
Net cash used in investing activities	(29,405)	(62,489)	(213,429)
Cash flows from financing activities:
Proceeds from debt	165,000	8,816	16,000
Proceeds from Debtor-in-Possession Financing	38,390	—	—
Payments of debt	(84,881)	(68,635)	(47,894)
Change in restricted cash	(2,429)	—	—
Proceeds from Rights Offering	125,000	—	—
Change in treasury stock	2,837	(5,742)	(12,733)
Tax withholding from exercise of stock options	—	(3)	(362)
Exercise of employee stock options	—	727	4,646
Deferred loan costs and other financing activities	(10,880)	(1,396)	(2,381)
Net cash provided by (used in) financing activities	233,037	(66,233)	(42,724)
Net increase (decrease) in cash and equivalents	52,143	(33,183)	(31,617)
Cash and cash equivalents - beginning of year	46,732	79,915	111,532
Cash and cash equivalents - end of year (2016: Successor; 2015 and 2014: Predecessor)	$98,875	46,732	79,915
See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2016, 2015, and 2014
1. Basis of Presentation and Nature of Operations
Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services and well site construction services, well servicing and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Pennsylvania, West Virginia, Ohio, Wyoming, North Dakota, Colorado, California, Utah, Montana, and Kentucky. Basic’s reportable business segments are Completion and Remedial Services, Fluid Services, Well Servicing, and Contract Drilling. These segments are based on management’s resource allocation and performance assessment in making decisions regarding the Company.
Voluntary Petitions Under Chapter 11 of the Bankruptcy Code
On October 25, 2016, Basic and certain of its subsidiaries (collectively with Basic, the “Debtors”) filed voluntary petitions (the cases commenced thereby, the “Chapter 11 Cases”) under chapter 11 of title 11 of the United States Code (the “Bankruptcy Code”) on October 25, 2016 in the United States Bankruptcy Court for the District of Delaware (the “Court”). On December 9, 2016, the Court entered an order (the “Confirmation Order”) approving the First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors (as confirmed, the “Prepackaged Plan”). On December 23, 2016 (the “Effective Date”), the Prepackaged Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 Cases.
2. Going Concern
The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes that the Company will be able to realize its assets and discharge its liabilities in the normal course of business. Management believes that the implementation of the Prepackaged Plan and our emergence from the Chapter 11 proceedings on the Effective Date have resolved the substantial doubt and the related uncertainty about our application of the going concern basis of accounting.

3. Emergence from Chapter 11 and Fresh Start Accounting

In connection with the Company’s emergence from Chapter 11, on the Effective Date, the Company applied the provisions of fresh start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, (“ASC 852”), to its consolidated financial statements. The Company qualified for fresh start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. FASB ASC 852 requires that fresh start accounting be applied as of the date the Prepackaged Plan were approved, or as of a later date when all material conditions precedent to effectiveness of the Prepackaged Plan are resolved, which occurred on December 23, 2016. We elected to apply fresh start accounting effective December 31, 2016, to coincide with the timing of our normal December accounting period close. We evaluated the events between December 23, 2016 and December 31, 2016 and concluded that the use of an accounting convenience date of December 31, 2016 (the “Convenience Date”) did not have a material impact on our results of operations or financial position. As such, the application of fresh start accounting was reflected in our Consolidated Balance Sheet as of December 31, 2016 and fresh start accounting adjustments related thereto were included in our Consolidated Statements of Operations for the year ended December 31, 2016.
The implementation of the Prepackaged Plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2016 will not be comparable to our consolidated financial statements as of December 31, 2016 or for periods subsequent to December 31, 2016. References to “Successor” or “Successor Company” refer to the Company on or after December 31, 2016, after giving effect to the implementation of the Prepackaged Plan and the application of fresh start accounting. References to “Predecessor” or “Predecessor Company” refer to the Company prior to December 31, 2016. Additionally, references to periods on or after December 31, 2016 refer to the Successor and references to periods prior to December 31, 2016 refer to the Predecessor.
Upon the application of fresh start accounting, the Company allocated the reorganization value to its individual assets and liabilities in conformity with ASC 805, Business Combinations (“ASC 805”). Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. The excess reorganization value over the fair value of identified tangible and intangible assets, if present, is reported as goodwill.
Under ASC 852, the Successor Company must determine a value to be assigned to the equity of the emerging company as of the date of adoption of fresh start accounting. To facilitate this calculation, the Company estimated the enterprise value of the Successor Company by using a discounted cash flow (“DCF”) analysis under the income approach. The Company also considered the guideline public company and guideline transactions methods under the market approach as reasonableness checks to the indications from the income approach.
Enterprise value represents the fair value of an entity’s interest-bearing debt and stockholders’ equity. In the disclosure statement associated with the Prepackaged Plan, which was confirmed by the Bankruptcy Court, the Company estimated a range of enterprise values between $425 million and $625 million, with a midpoint of $525 million. The Company deemed it appropriate to use the midpoint between the low end and high end of the range to determine the final enterprise value of $525 million utilized for fresh-start accounting.
To estimate enterprise value utilizing the DCF method, the Company established an estimate of future cash flows for the period ranging from 2017 to 2025 and discounted the estimated future cash flows to present value. The expected cash flows for the period 2017 to 2025 were based on the financial projections and assumptions utilized in the disclosure statement. The expected cash flows for the period 2017 to 2025 were derived from earnings forecasts and assumptions regarding growth and margin projections, as applicable, and an effective tax rate of 38.5%. A terminal value was included, based on the cash flows of the final year of the forecast period.
The discount rate of 17.0% was estimated based on an after-tax weighted average cost of capital (“WACC”) reflecting the rate of return that would be expected by a market participant. The WACC also takes into consideration a company specific risk premium reflecting the risk associated with the overall uncertainty of the financial projections used to estimate future cash flows.
The guideline public company and guideline transaction analysis identified a group of comparable companies and transactions that have operating and financial characteristics comparable in certain respects to the Company, including, for example, comparable lines of business, business risks and market presence. Under these methodologies, certain financial multiples and ratios that measure financial performance and value are calculated for each selected company or transactions and then compared to the implied multiples from the DCF analysis. The Company considered enterprise value as a multiple of each selected company and transactions publicly available earnings before interest, taxes, depreciation and amortization (“EBITDA”).
The estimated enterprise value and the equity value are highly dependent on the achievement of the future financial results contemplated in the projections that were set forth in the Prepackaged Plan. The estimates and assumptions made in the valuation are inherently subject to significant uncertainties. The primary assumptions for which there is a reasonable possibility of the occurrence of a variation that would have significantly affected the reorganization value include the assumptions regarding revenue growth, operating expenses, the amount and timing of capital expenditures and the discount rate utilized.
Fresh start accounting reflects the value of the Successor Company as determined in the confirmed Prepackaged Plan. Under fresh start accounting, asset values are remeasured and allocated based on their respective fair values in conformity with the acquisition method of accounting for business combinations in ASC 805. Liabilities existing as of the Effective Date, other than deferred taxes were recorded at the present value of amounts expected to be paid using appropriate risk adjusted interest rates. Deferred taxes were determined in conformity with applicable accounting standards. Predecessor accumulated depreciation, accumulated amortization and retained deficit were eliminated.
Machinery and Equipment
To estimate the fair value of machinery and equipment, the Company considered the income approach, the cost approach, and the sales comparison (market) approach for each individual asset. The primary approaches that were relied upon to value these assets were the cost approach and the market approach. Although the income approach was not applied to value the machinery and equipment assets individually, the Company did consider the earnings of the enterprise of which these assets are a part. When more than one approach is used to develop a valuation, the various approaches are reconciled to determine a final value conclusion.
The typical starting point or basis of the valuation estimate is replacement cost new (RCN), reproduction cost new (CRN), or a combination of both. Once the RCN and CRN estimates are adjusted for physical and functional conditions, they are then compared to market data and other indications of value, where available, to confirm results obtained by the cost approach.
Where direct RCN estimates were not available or deemed inappropriate, the CRN for machinery and equipment was estimated using the indirect (trending) method, in which percentage changes in applicable price indices are applied to historical costs to convert them into indications of current costs. To estimate the CRN amounts, inflation indices from established external sources were then applied to historical costs to estimate the CRN for each asset.
The market approach measures the value of an asset through an analysis of recent sales or offerings of comparable property, and takes into account physical, functional and economic conditions. Where direct or comparable matches could not be reasonably obtained, the Company utilized the percent of cost technique of the market approach. This technique looks at general sales, sales listings, and auction data for each major asset category. This information is then used in conjunction with each asset’s effective age to develop ratios between the sales price and RCN or CRN of similar asset types. A market-based depreciation curve was developed and applied to asset categories where sufficient sales and auction information existed.
Where market information was not available or a market approach was deemed inappropriate, the Company developed a cost approach. In doing so, an indicated value is derived by deducting physical deterioration from the RCN or CRN of each identifiable asset or group of assets. Physical deterioration is the loss in value or usefulness of a property due to the using up or expiration of its useful life caused by wear and tear, deterioration, exposure to various elements, physical stresses, and similar factors.
Functional and economic obsolescence related to these was also considered. Functional obsolescence due to excess capital costs was eliminated through the direct method of the cost approach to estimate the RCN. Functional obsolescence was applied in the form of a cost-to-cure penalty to certain personal property assets needing significant capital repairs. Economic obsolescence was also applied to stacked and underutilized assets based on the status of the asset. Economic obsolescence was also considered in situations in which the earnings of the applicable business segment in which the assets are employed suggest economic obsolescence. When penalizing assets for economic obsolescence, an additional economic obsolescence penalty was levied, while considering scrap value to be the floor value for an asset.
Land and Buildings
In establishing the fair value of the real property assets, each of the three traditional approaches to value: the income approach, the market approach and the cost approach was considered. The Company primarily relied on the market and cost approaches.
Land - In valuing the fee simple interest in the land, the Company utilized the sales comparison approach (market approach). The sales comparison approach estimates value based on what other purchasers and sellers in the market have agreed to as the price for comparable properties. This approach is based on the principle of substitution, which states that the limits of prices, rents and rates tend to be set by the prevailing prices, rents and rates of equally desirable substitutes. In conducting the sales comparison approach, data was gathered on comparable properties and adjustments were made for factors including market conditions, size, access/frontage, zoning, location, and conditions of sale. Greatest weight was typically given to the comparable sales in proximity and similar in size to each of the owned sites. In some cases, market participants were contacted to augment the analysis and to confirm the conclusions of value.
Building & Site Improvements - In valuing the fee simple interest in the real property improvements, the Company utilized the direct and indirect methods of the cost approach. For the direct method cost approach analysis, the starting point or basis of the cost approach is the RCN. In order to estimate the RCN of the buildings and site improvements, various factors were considered including building size, year built, number of stories, and the breakout of the space, property history, and maintenance history. The Company used the data collected to calculate the RCN of the buildings using recognized estimating sources for developing replacement, reproduction, and insurable value costs.
In the application of the indirect method cost approach, the first step is to estimate a CRN for each improvement via the indirect (trending) method of the cost approach. To estimate the CRN amounts, the Company applied published inflation indices obtained from third party sources to each asset’s historical cost to convert the known cost into an indication of current cost. As historical cost was used as the starting point for estimating RCN, we only considered this approach for assets with historical records.
Once the RCN and CRN of the improvements was computed, the Company estimated an allowance for physical depreciation for the buildings and land improvements based upon its respective age.
Intangible Assets
The financial information used to estimate the fair values of intangible assets was consistent with the information used in estimating the Company’s enterprise value. Tradenames were valued primarily utilizing the relief from royalty method of the income approach. Significant inputs and assumptions included remaining useful lives, the forecasted revenue streams, applicable royalty rates, tax rates, and applicable discount rates. Customer relationships were considered in the analysis, but based on the valuation under the excess earnings methodology, no value was attributed to customer relationships.

The following table reconciles the enterprise value to the estimated fair value of Successor common stock par value $0.01 per share (“Successor Common Stock”), as of the Effective Date (in thousands, except share and per share value):

Enterprise value	$525,000
Plus: Cash and cash equivalents and restricted cash	101,304
Plus: Non-operating assets	11,324
Fair value of invested capital	637,628
Less: Fair value of Term Loan	(152,838)
Less: Fair value of Capital Leases	(70,382)
Stockholders' equity at December 31, 2016	$414,408
Shares outstanding at December 31, 2016	25,998,844

Per share value	$15.94
In connection with fresh start accounting, the Company’s Term Loan and capital leases were recorded at fair value of $223.2 million as determined using a market approach. The difference between the $242.2 million principal amount and the fair value recorded in fresh start accounting is being amortized over the life of the debt using the effective interest rate method.
The fair values of the Warrants was estimated to be $4.04. The fair value of the Warrants were estimated using a Black-Scholes pricing model with the following assumptions:

Stock price	$14.66
Strike price	$55.25
Expected volatility	55.7%
Expected dividend rate	—
Risk free interest rate	2.35%
Expiration date	December 23, 2023
The fair value of these Warrants was estimated using Level 2 inputs.
The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (in thousands):

Enterprise Value	$525,000
Plus: Cash and cash equivalents and restricted cash	101,304
Plus: Other non-operating assets	11,324
Fair Value of Invested Capital	637,628
Plus: Current liabilities, excluding current portion of long-term debt	101,353
Plus: Non-current liabilities	29,179
Reorganization Value of Successor Assets	$768,160
In determining reorganization value, the Company estimated fair value for property and equipment using significant unobservable inputs based on market and income approaches. Basic commissioned third-party appraisal services to estimate the fair value of its revenue-generating fixed assets and considered current market conditions and management’s judgment to estimate the fair value of non-revenue-generating assets.
Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as estimated fair value adjustments as a result of the adoption of fresh start accounting (reflected in the column “Fresh Start Adjustments”). The explanatory notes highlight methods used to determine estimated fair values or other amounts of assets and liabilities, as well as significant assumptions.

	As of December 31, 2016
	Predecessor Company	Reorganization Adjustments		Fresh Start Adjustments		Successor Company
	(in thousands, except share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$27,308	$71,567	A	$—		$98,875
Restricted cash	8,391	(5,962)	B	—		2,429
Trade accounts receivable	108,655	—		—		108,655
Accounts receivable - related parties	31	—		—		31
Income tax receivable	1,271	—		—		1,271
Inventories	35,691	—		—		35,691
Prepaid expenses	15,575	—		—		15,575
Other current assets	8,506	—		(6,503)	M	2,003
Total current assets	205,428	65,605		(6,503)		264,530
Property and equipment, net	667,239	—		(178,391)	N	488,848
Deferred debt costs, net of amortization	1,249	66	C	(1,315)	O	—
Other intangible assets, net of amortization	57,227	—		(53,769)	P	3,458
Other assets	11,324	—		—		11,324
Total assets	$942,467	$65,671		$(239,978)		$768,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities not subject to compromise:
Accounts payable	$47,932	$27	D	$—		$47,959
Accrued expenses	65,056	(13,879)	E	152		51,329
Current portion of long-term debt	76,865	(36,740)	F	(1,657)	Q	38,468
Other current liabilities	2,065	—		—		2,065
Total current liabilities	191,918	(50,592)		(1,505)		139,821
Long-term liabilities not subject to compromise:
Long-term debt	39,570	162,525	G	(17,343)	R	184,752
Deferred tax liabilities	663	—		(663)	S	—
Other long-term liabilities	29,179	—		—		29,179
Total liabilities not subject to compromise	261,330	111,933		(19,511)		353,752
Liabilities subject to compromise	979,437	(979,437)	H	—		—
Total liabilities	1,240,767	(867,504)		(19,511)		353,752
Stockholders' equity:
Predecessor common stock, $0.01 par value:	435	(435)	I	—		—
Predecessor paid-in capital	387,269	—		(387,269)	J	—
Predecessor treasury stock	(7,519)	7,519	L	—		—
Successor preferred stock, $0.01 par value:	—	—		—		—
Successor common stock; $0.01 par value;	—	261	I	—		261
Successor additional paid-in capital	—	410,540	J	7,084	J	417,624
Retained deficit	(678,485)	518,767	K	159,718	T	—
Successor treasury stock	—	(3,477)	L	—		(3,477)
Total stockholders' equity	$(298,300)	$933,175		$(220,467)		$414,408
Total liabilities and stockholder's equity	$942,467	$65,671		$(239,978)		$768,160

Reorganization Adjustments
A.    Reflects the cash receipts (payments) from implementation of the Prepackaged Plan (in thousands):

Record receipt of $125 million under the Rights Offering for New Convertible Notes deemed to have been converted to Successor Common Stock	$125,000
Capital Lease Fees & Expenses	(62)
Creditors' professional fees transferred to Fee Escrow Account	(6,630)
Debtors' professional fees transferred to Fee Escrow Account	(9,526)
Fees for establishing the Fee Escrow Account	(5)
Payment of ABL Facility Claims on account of fees, charges, or other amounts payable under the ABL Credit Agreement.	(66)
Payment of ABL Facility Claims on account of interest payable under the ABL Credit Agreement.	(618)
Payment of Allowed Term Loan Claim on account of fees, charges, or other amounts payable under the Term Loan Agreement	(41)
Payment of closing fees & expenses for the Amended and Restated ABL Credit Agreement	(1,610)
Payment of Debtor in Possession Facility Claims, Fees and Accrued Interest	(40,296)
Payment of Fees and Expenses under Debtor in Possession Facility Order	(452)
Payments to 2019 & 2022 Notes Indenture Trustees	(89)
Release of restricted cash to unrestricted cash	5,962
Net Cash Receipts	$71,567
B.    Reflects the release of restricted cash to unrestricted cash.
C.    Reflects the fees to reinstate the Asset Based Loan under the Prepackaged Plan.
D.    Rights offering expense for filing with the SEC.
E.    Reflects payment (receipts) of expenses incurred as part of the reorganization and paid in accordance with the Prepackaged Plan upon emergence (in thousands).

Debtors' professional fees transferred to Fee Escrow Account	$9,526
Creditors' professional fees transferred to Fee Escrow Account	6,630
Payment of Debtor in Possession Facility Claims	1,907
Payment of ABL Facility Claims on account of interest payable under the ABL Credit Agreement.	618
Payment of Fees and Expenses under Debtor in Possession Facility Order	452
Payments to 2019 & 2022 Notes Indenture Trustees	89
Income tax withholding	(3,477)
To reinstate claim deemed to be accrued and unpaid interest under the Amended and Restated Term Loan.	(1,866)
Net Payment of Accrued Expenses	$13,879
F.    Repayment of the Debtor in Possession Financing of $38.4 million partially offset by the reinstatement of short-term portion of the Term Loan debt of $1.6 million in accordance with the Prepackaged Plan
G.    Reinstatement of long-term debt in accordance with the Prepackaged Plan.

H.    Liabilities subject to compromise were settled as follows in accordance with the Prepackaged Plan (in thousands):

Outstanding principal amount of Term Loan	$164,175
Accrued interest on Term Loan	1,866
Outstanding Unsecured Notes	775,000
Accrued interest on Unsecured Notes	38,396
Balance of Liabilities Subject to Compromise	979,437

To reinstate the outstanding principal amount of Term Loan under the Amended and Restated Term Loan Facility.	$(164,175)
To reinstate claim deemed to be accrued and unpaid interest under the Amended and Restated Term Loan.	(1,866)
Record issuance of equity to holders of Unsecured Notes	(273,103)
Recoveries pursuant to the Prepackaged Plan	(439,144)

Net Gain on Debt Discharge	$540,293
I.    Cancellation of Predecessor equity to additional paid-in capital and distribution of 26,095,431 shares of Successor Common Stock at par value of $0.01 per share.

Shares Issued
Rights Offering	10,825,620
Stock to Predecessor shareholders	75,001
Management Incentive Plan (MIP)	269,810
Stock to Senior Note claimants	14,925,000
Total Successor Shares Issued	26,095,431
J.    Record additional paid-in capital adjustments on elimination of Predecessor equity and issuance of shares of Successor Common Stock.
K.    Reflects the cumulative impact of the reorganization adjustments on retained deficits discussed above (in thousands):

Net Gain on Debt discharge	$540,293
Capital lease fees and expenses	(62)
Fees for establishing the fee escrow account	(5)
Issuance of warrants per terms of the Plan and the Warrant Agreement	(8,358)
Payment of Allowed Term Loan Claim on account of fees, charges, or other amounts payable under the Term Loan Agreement	(42)
Payment of closing fees and expenses for the Amended and Restated ABL Credit Agreement	(1,610)
Record distribution of 0.5% of the 15 million shares of Successor Common Stock (subject to dilution) to holders of Existing Equity Interests.	(1,372)
Restricted stock amortization expense	(216)
Record issuance of shares for initially vested RSUs under MIP	(9,861)
Net retained earnings impact resulting from implementation of the Prepackaged Plan	$518,767
L.    Elimination of Predecessor Treasury Stock and withholding on shares issued under MIP.
Fresh Start Adjustments
M.    Impairment of assets held for sale.
N.    Reflects a $178.4 million reduction in the net book value of property and equipment to estimated fair value.

The following table summarizes the components of property and equipment, net of the Predecessor Company and Successor Company (in thousands):

	Successor	Predecessor
Land	$21,010	$22,135
Buildings and improvements	39,588	74,263
Well service units and equipment	96,365	349,001
Fracturing/test tanks	75,506	354,398
Pumping equipment	85,247	345,991
Fluid services equipment	57,359	265,599
Disposal facilities	47,507	161,220
Contract drilling equipment	12,257	112,289
Rental equipment	32,582	96,724
Light vehicles	12,722	65,434
Software	641	21,914
Other	3,885	13,533
Construction equipment	1,485	15,223
Brine and fresh water stations	2,694	16,035
	488,848	1,913,759
Less accumulated depreciation and amortization	—	1,246,520
Total	$488,848	$667,239
O.    Elimination of deferred debt costs.
P.    Reflects a $53.8 million reduction of the net book value of intangible assets.
Q.    Discount to fair market value of current portion of capital leases of $1.7 million, and increase in the fair market value of operating leases of $0.2 million.
R.    Discount to fair market value of Term Loan of $11.4 million and long-term portion of capital leases of $6 million.
S.     Elimination of deferred tax liabilities.
T.    Reflects the cumulative impact of fresh start adjustments as discussed above (in thousands):

Retained Deficit Adjustments
Eliminate historical loss from Predecessor	$(678,485)
Eliminate retained deficit due to Prepackaged Plan Effects upon emergence	518,767
Net retained deficit impact of fresh start accounting	$(159,718)

4. Reorganization Items, Net

Reorganization items, net represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Prepackaged Plan and are classified as Reorganization items, net in our Consolidated Statement of Operations. The following table summarizes reorganization items (in thousands):

Predecessor
Period from January 1, 2016 to December 31, 2016
Net gain on debt discharge	$540,293
Change in assets resulting from fresh start adjustments	(220,467)
Professional fees	(19,693)
Write-off of debt issuance costs	(23,319)
Fair value of warrants issued to Predecessor stockholders	(8,358)
Distribution of Successor Company equity to Predecessor Company equity holders	(1,372)
DIP credit agreement financing costs	(669)
Other costs	(2,109)
Total	$264,306

5. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic and its wholly-owned subsidiaries. Basic has no variable interest in any other organization, entity, partnership, or contract. All intercompany transactions and balances have been eliminated.
Fresh start accounting
As discussed in Note 3, “Emergence from Chapter 11 and Fresh Start Accounting,” we applied fresh start accounting as of the December 31, 2016 Convenience Date. Under fresh start accounting, the reorganization value, as derived from the enterprise value established in the Prepackaged Plan, was allocated to our assets and liabilities based on their fair values in accordance with FASB ASC 805. The amount of deferred income taxes recorded was determined in accordance with FASB ASC 740, “Income Taxes” (“FASB ASC 740”). Therefore, all assets and liabilities reflected in the consolidated Balance Sheet of the Successor Company were recorded at fair value or, for deferred income taxes, in accordance with the respective accounting policy described below. For additional information regarding the impact of fresh start accounting on our Consolidated Balance Sheet as of December 31, 2016, see Note 3. Emergence from Chapter 11 and Fresh Start Accounting.
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
•Income taxes

Revenue Recognition
Completion and Remedial Services — Completion and remedial services consists primarily of pumping services focused on cementing, acidizing and fracturing, nitrogen units, coiled tubing units, snubbing units, thru-tubing and rental and fishing tools. Basic recognizes revenue when services are performed, collection of the relevant receivables is probable, persuasive evidence of an arrangement exists and the price is fixed or determinable. Basic prices completion and remedial services by the hour, day or project depending on the type of service performed. When Basic provides multiple services to a customer, revenue is allocated to the services performed based on the fair value of the services.
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
Fair Value of Financial Instruments
The following table summarizes the carrying amounts and fair value of the financial instruments as of December 31, 2016 and 2015. Fair value is defined as the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. Pursuant to the Prepackaged Plan, the Predecessor Company's Senior Notes were exchanged for Successor Common Stock.
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable-related parties, accounts payable and accrued expenses approximate fair value because of the short maturities of these instruments. The carrying amount of our revolving credit facility recorded as long-term debt also approximates fair value due to its variable-rate characteristics. The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of December 31, 2016 and 2015 (in thousands):

		Successor		Predecessor
	Fair Value	December 31, 2016		December 31, 2015
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
7.75% Senior Notes due 2019, excluding premium	1	$—	$—	$475,000	$399,000
7.75% Senior Notes due 2022, excluding premium	1	—	—	300,000	238,500
Term Loan	3	152,838	152,838	—	—
Capital Leases	3	70,382	70,382	111,063	111,063
Warrants	3	8,358	8,358	—	—
Inventories

For rental and fishing tools, inventories consisting mainly of grapples, controls and drill bits are stated at the lower of cost or market, with cost being determined on the average cost method. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at the lower of cost or market, with cost being determined on the first-in, first-out (“FIFO”) method.
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
Impairments
Long-lived assets, which include property, plant and equipment, and purchased intangibles subject to amortization with finite lives, are evaluated at least annually or whenever events or changes in circumstances (“triggering events”) indicate that the carrying value of certain long-lived assets may not be recoverable. An impairment loss is recorded in the period in which it is determined that the carrying amount of a long-lived asset is not recoverable. The determination of recoverability is made based upon the estimated undiscounted future net cash flows of assets grouped at the lowest level for which there are identifiable cash flows independent of the cash flows of other groups of assets with such cash flows to be realized over the estimated remaining useful life of the primary asset within the asset group, excluding interest expense. The Company determined the lowest level of identifiable cash flows that are independent of other asset groups to be at the reporting unit level, which consists of the well servicing, fluid servicing, completion and remedial services and contract drilling. If the estimated undiscounted future net cash flows are less than the carrying amount of the related assets, an impairment loss is determined by comparing the fair value with the carrying value of the related assets.
 Deferred Debt Costs
Basic capitalizes certain costs associated with borrowing, such as lender’s fees and related attorney’s fees. These costs are amortized and included in interest expense using the effective interest method.
Deferred debt costs were approximately $13.3 million net of accumulated amortization of $5.2 million, and $26.6 million net of accumulated amortization of $13.5 million at December 31, 2016 and December 31, 2015, respectively. Amortization of deferred debt costs totaled approximately $6.0 million, $3.1 million and $3.2 million for the years ended December 31, 2016, 2015 and 2014, respectively. In 2016, Basic recorded $2.4 million of accelerated amortization of debt issuance costs related to the amended revolving credit agreement. As of the Effective Date, Basic wrote down all deferred costs. In 2015, Basic recorded $508,000 of accelerated amortization of debt issuance costs related to the amended revolving credit agreement.
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
The Company performed an assessment of goodwill related to the completion and remedial reporting unit as of September 30, 2016. This assessment indicated that $646,000 was impaired as of September 30, 2016. This non-cash charge eliminated all of the Company’s existing goodwill as of September 30, 2016, and is included as Impairment of Goodwill on the consolidated statement of operations. See Note 19 for further disclosure regarding goodwill.
The changes in the carrying amount of goodwill for the year ended December 31, 2016, are as follows (in thousands):

Completion
and Remedial
Services
Balance as of December 31, 2015	$—
Goodwill adjustments	646
Goodwill impairment	(646)
Balance as of December 31, 2016	$—
Basic had trade names of $3.4 million as of December 31, 2016 and $1.9 million as of December 31, 2015. Trade names have a 15 year life and are tested for impairment annually.
Basic’s intangible assets subject to amortization were as follows (in thousands):

	Successor	Predecessor
	December 31, 2016	December 31, 2015
Customer relationships	$—	$92,660
Non-Compete agreements	—	13,057
Trade names	3,410	1,939
Other intangible assets	48	2,086
	3,458	109,742
Less accumulated amortization	—	42,997
Intangible assets subject to amortization, net	$3,458	$66,745
Amortization expense for the years ended December 31, 2016, 2015 and 2014 was approximately $8.5 million, $8.9 million, and $8.6 million, respectively.
Amortization expense for the next five succeeding years is expected to be as follows (in thousands):

Amortization
Expense
2017	$237
2018	237
2019	237
2020	237
2021	237
Thereafter	2,273
$3,458

Developed technology are amortized over a 5-year life. Trade names are amortized over 15-year life.
Stock-Based Compensation
Basic has historically compensated our directors, executives and employees through the awarding of stock options and restricted stock. Basic accounted for stock option and restricted stock awards in 2016, 2015, and 2014 using a grant date fair-value based method, resulting in compensation expense for stock-based awards being recorded in our consolidated statements of operations. For performance based restricted stock awards, compensation expense is recognized in the Company's financial statements based on their grant date fair value. Basic utilizes (i) the closing stock price on the date of grant to determine the fair value of vesting restricted stock awards and (ii) a Monte Carlo simulation to determine the fair value of restricted stock awards with a combination of market and service vesting criteria. The Monte Carlo simulation model utilizes multiple input variables that determine the probability of satisfying the market condition stipulated in the award grant and calculates the fair value of the award. The expected volatility utilized in the model was estimated using the historical volatility of the Company and our peer companies. The risk-free interest rate was based on the U.S. treasury rate for a term commensurate with the expected life of the grant, and judgment is required in estimating the amount of stock-based awards that are expected to be forfeited. Stock options issued are valued on the grant date using the Black-Scholes-Merton option pricing model and restricted stock issued is valued based on the fair value of Basic’s common stock at the grant date. Because the determination of these various assumptions is subject to significant management judgment and different assumptions could result in material differences in amounts recorded in Basic’s consolidated financial statements, management believes that accounting estimates related to the valuation of stock options are critical.
  For further discussion of our share-based compensation, see Note 14. Predecessor Incentive Plan.
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
Basic did not have any one customer which represented 10% or more of consolidated revenue for 2016, 2015 or 2014.
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
Litigation and Self-Insured Risk Reserves
Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions. Please see Note 10. Commitments and Contingencies for further discussion.
Recent Accounting Pronouncements
Recently adopted
In August, 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-15, “Disclosure of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” which requires management to assess a company’s ability to continue as a going concern and to provide related footnote disclosures in certain circumstances. Under the new standard, disclosures are required when conditions give rise to substantial doubt about a company’s ability to continue as a going concern within one year from the financial statement issuance date. The Update applies to all companies and is effective for the annual period ending after December 15, 2016, and all annual and interim periods thereafter. Basic has adopted this pronouncement, which resulted in additional disclosures which have been included in Note 2. Going Concern, to these consolidated financial statements.
In April 2015, the FASB issued ASU 2015-03, “Simplifying the Presentation of Debt Issuance Costs.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The ASU is effective for annual periods beginning after December 15, 2015. Basic has adopted this pronouncement, which resulted in a reclassification of deferred debt costs related to long-term debt from an asset to an offset of the related liability. The adoption of the ASU did not affect our method of amortizing debt issuance costs and will not affect the statement of operations.

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
    Not yet adopted
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
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to simplify the measurement of inventory, which requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Currently, these inventory methods are required to be subsequently measured at the lower of cost or market. "Market" could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin. This update will be effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years, and will be applied prospectively. Basic has evaluated this new accounting standard and determined it will not have an impact on our consolidated financial statements.
In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers-Deferral of the Effective Date,” that defers by one year the effective date of ASU 2014-09, “Revenue from Contracts with Customers.” The ASU is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. ASU 2014-09 - “Revenue from Contracts with Customers" represented a comprehensive revenue recognition standard to supersede existing revenue recognition guidance and align GAAP more closely with International Financial Reporting Standards (IFRS).
The core principle of the new guidance is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for several transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, including additional disclosures of the standard’s application impact to individual financial statement line items.
We are currently determining the impact of the new standard on the revenue streams from the services we provide. Our approach includes performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. Our services are primarily short-term in nature, and our assessment at this stage is that we do not expect the new revenue recognition standard will have a material impact on our financial statements upon adoption. We currently intend to adopt the new standard as of January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The purpose of this Update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This Update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic is in the process of determining if this pronouncement will have a material impact on its consolidated financial statements.
In August 2016, the FASB issued ASU 2016-15-"Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard is effective for Basic for fiscal years beginning after December 15, 2017. The amendments in this update are intended to clarify cash flow treatment of certain cash flow issues with the objective of reducing diversity in practice. Early adoption is permitted, including adoption in an interim period. An entity that elects early adoption must adopt all of the amendments in the same period. Basic intends to adopt this standard as of January 1, 2018, and does not expect significant changes to the cash flow statement as a result.
In October 2016, the FASB issued ASU 2016-16 "Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other than Inventory." Under current U.S. GAAP, the recognition of current and deferred income taxes for an intra-entity asset transfer is prohibited until the asset has been sold to an outside party. Under the new standard, an entity will recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs. The amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. The amendments should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. Basic is in the process of determining whether this standard will have a material impact on our financial statements.

In November 2016 the FASB issued ASU 2016-18- "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies the treatment of cash inflows into and cash payments from restricted cash. The amendments in this Update apply to all entities that have restricted cash or restricted cash equivalents and are required to present a statement of cash flows under Topic 230. The amendments in this ASU require that a statement of cash flows explain the change during the period in the total of cash, cash equivalents and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. GAAP currently does not include specific guidance on the cash flow classification and presentation of changes in restricted cash or restricted cash equivalents for public entities. The amendments in this Update provide guidance on the presentation of restricted cash or restricted cash equivalents in the statement of cash flows, thereby reducing the diversity in practice described above.
The amendments in this Update are effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. The amendments in this Update should be applied using a retrospective transition method to each period presented. Basic intends to adopt this standard as of January 1, 2018, and does not expect significant changes to the cash flow statement as a result.

6. Property and Equipment

The following table summarizes the components of property and equipment for the Predecessor Company as of December 31, 2015, and for the Successor Company as of December 31, 2016, and after the fair value adjustments (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2016	2015
Land	$21,010	$19,893
Buildings and improvements	39,588	73,599
Well service units and equipment	96,365	488,003
Fracturing/test tanks	75,506	363,346
Pumping equipment	85,247	345,938
Fluid services equipment	57,359	268,249
Disposal facilities	47,507	166,371
Contract drilling equipment	12,257	112,068
Rental equipment	32,582	94,970
Light vehicles	12,722	67,521
Software	641	21,920
Other	3,885	16,672
Construction equipment	1,485	15,174
Brine and fresh water stations	2,694	13,761
	488,848	2,067,485
Less accumulated depreciation and amortization	—	1,221,195
Property and equipment, net	$488,848	$846,290
Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above for the Predecessor Company as of December 31, 2015, and for the Successor Company as of December 31, 2016, and after the fair value adjustments (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2016	2015
Fluid services equipment	$29,372	$129,459
Pumping equipment	12,806	43,573
Light vehicles	5,729	33,424
Contract drilling equipment	999	6,493
Well service units and equipment	—	541
Construction equipment	28	288
	48,934	213,778
Less accumulated amortization	—	82,679
	$48,934	$131,099
Amortization of assets held under capital leases of approximately $35.5 million, $41.9 million and $37.6 million for the years ended December 31, 2016, 2015 and 2014, respectively, is included in depreciation and amortization expense in the consolidated statements of operations.

7. Acquisitions

In 2015 and 2014, Basic acquired either all or substantially all of the assets of each of the following businesses, each of which were accounted for using the purchase method of accounting. The following table summarizes the final values at the date of acquisition (in thousands):

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
The operations of each of the acquisitions listed above are included in Basic’s statement of operations as of each respective closing date. The pro forma effect of the acquisitions completed in 2015 and 2014 are not material to the reported  results of operations, either individually or when aggregated.

8. Long-Term Debt
Long-term debt consists of the following (in thousands):

	Successor	Predecessor
	December 31,	December 31,
	2016	2015
Credit Facilities:
Term Loan	$164,175	$—
7.75% Senior Notes due 2019	—	475,000
7.75% Senior Notes due 2022	—	300,000
Capital leases and other notes	78,046	111,063
Unamortized discounts (premiums)	(19,001)	(8,748)
	223,220	877,315
Less current portion	38,468	48,651
Long-term debt	$184,752	$828,664

Debt Discounts
Discounts on debt for the year ended December 31, 2016 represent unamortized discount to fair market value of Term Loan of $11.4 million and long-term portion of capital leases of $6.0 million, and short-term portion of of capital leases of $1.6 million.
Unsecured Notes
On February 15, 2011, we issued $275.0 million aggregated principal amount of 7.75% Senior Notes due 2019 (the “2019 Notes”). On June 13, 2011, we issued an additional $200.0 million aggregate principal amount of 2019 Notes, resulting in outstanding 2019 Notes with an aggregate principal amount of $475.0 million.
On October 16, 2012, we issued $300.0 million aggregate principal amount of 7.75% Senior Notes due 2022 (the “2022 Notes” and together with the 2019 Notes, the "Unsecured Notes"). Pursuant to the Prepackaged Plan, on the Effective Date, all of the all outstanding obligations under the Unsecured Notes and all the related indentures were cancelled and discharged in exchange for common shares of the Successor company. For more information regarding the Prepackaged Plan, see Note 3.

Second Amended and Restated Revolving Credit Facility

On November 26, 2014, we entered into an amended and restated $300.0 million revolving credit facility (the “Amended and Restated Credit Agreement") with a syndicate of lenders and Bank of America, N.A., as administrative agent for the lenders. On the Effective Date, the Company entered into a Second Amended and Restated ABL Credit Agreement (the "Second A&R Credit Agreement") with Bank of America, N.A., as administrative agent for the lenders (the “Credit Facility Administrative Agent”), a collateral management agent, the swing line lender and a letters of credit issuer, Wells Fargo Bank, National Association, as a collateral management agent and syndication agent, and the financial institutions party thereto, as lenders.

The Second A&R Credit Agreement provides for a $75 million revolving credit loan facility with a $65 million letter of credit sublimit and $10 million swing line sublimit. The obligations under the Second A&R Credit Agreement are guaranteed on a joint and several basis by each of our current subsidiaries, other than our immaterial subsidiaries, and are secured by substantially all of our and our guarantors' assets as collateral under the Third Amended and Restated Security Agreement dated as of the Effective Date (described below).

Borrowings under the Second A&R Credit Agreement will mature on December 23, 2019. The Second A&R Credit Agreement required Basic to repay to the lenders the aggregate principal amount of all revolving credit loans on the Effective Date. The Company may voluntarily prepay loans under the Second A&R Credit Agreement, subject to customary notice requirements and minimum prepayment amounts. Basic must prepay loans under the Second A&R Credit Agreement if, for any reason, the aggregate outstanding amount of all loans and letter of credit obligations at any time exceed the borrowing base at such time. In this event, Basic must immediately prepay revolving credit loans, swing line loans and letter of credit borrowings in an aggregate amount equal to the excess.

Loans under the Second A&R Credit Agreement bear interest, at the Company’s option, at a rate equal to either (i) the London interbank offered rate (the “Eurodollar Rate”) plus a rate of 2.5% to 4.5% depending on the consolidated leverage ratio at the time of the determination or (ii) a base rate equal to the highest of (a) the federal funds rate, plus 0.50%, (b) the prime rate then in effect publicly announced by Bank of America and (c) the Eurodollar Rate plus 1.0%, the highest is then is added to a rate ranging from 1.5% to 3.5% depending on the consolidated leverage ratio at the time of the determination.
The Second A&R Credit Agreement contains various covenants that, subject to agreed upon exceptions, limit our ability and the ability of certain of our subsidiaries to:

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

The Second A&R Credit Agreement contains customary affirmative covenants, including covenants regarding the payment of taxes and other obligations, maintenance of insurance, reporting requirements and compliance with applicable laws and regulations. The Second A&R Credit Agreement further requires that Basic maintain a Consolidated Fixed Charge Coverage Ratio (as defined in the Second A&R Credit Agreement) of not less than 1.00 to 1.00 for any time period during which a Financial Covenant Trigger Period (as defined in the Second A&R Credit Agreement) is in effect.

If an event of default occurs under the Second A&R Credit Agreement, then the lenders may (i) terminate their commitments under the Second A&R Credit Agreement, (ii) declare any outstanding loans under the Second A&R Credit Agreement to be immediately due and payable, (iii) require that we cash collateralize our letter of credit obligations and (iv) foreclose on the collateral secured by the Security Agreement.

Basic had no borrowings and $51.6 million of letters of credit outstanding under the Second A&R Credit Agreement as of December 31, 2016, giving Basic $23.4 million of available borrowing capacity. At December 31, 2016, Basic was in compliance with its covenants under the Second A&R Credit Agreement.

Amended and Restated Term Loan Agreement

On February 17, 2016, we entered into the Term Loan Credit Agreement (the “Original Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. The Original Term Loan Agreement included two categories of borrowings (collectively, the “Term Loans”): (a) the closing date term loan borrowings in an aggregate amount of $165.0 million, and (b) the delayed draw term loan borrowings in an aggregate principal amount not to exceed $15.0 million. The making of the term loans under the Original Term Loan Agreement was subject to the satisfaction of certain conditions precedent, including, with respect to the delayed draw term loans, the consent of the lenders providing the delayed draw term loans.

On the Effective Date, we entered into an Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Term Loan Agreement”, and together with the Second A&R Credit Agreement, the "Credit Agreements") with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders (the “Term Loan Administrative Agent”), which amended and restated the Original Term Loan Agreement. Under the Amended and Restated Term Loan Agreement, on the Effective Date, (i) the outstanding principal amount of pre-petition term loans of each pre-petition term lender were exchanged for loans under the Amended and Restated Term Loan Agreement in an amount equal to such pre-petition term lender’s aggregate outstanding principal amount of pre-petition term loans as of the Effective Date, as determined immediately prior to such exchange and (ii) all accrued and unpaid interest on such pre-petition term loans as of the Effective Date are deemed to be accrued and unpaid interest on the loans. Following such exchange, the aggregate outstanding principal amount of the loans under the Amended and Restated Term Loan Agreement was $164.2 million.

Borrowings under the Amended and Restated Term Loan Agreement will mature on February 26, 2021. We may voluntarily prepay the loans under the Amended and Restated Term Loan Agreement in whole or in part without premium or penalty, provided that certain conditions set forth therein are met. We are required to prepay the Amended and Restated Term Loan Agreement in the case of a change of control, certain sales of our assets, certain issuances of indebtedness and under certain other circumstances, in which case such prepayment may be subject to an applicable premium.

Each loan shall bear interest on the outstanding principal amount thereof from the applicable borrowing date at a rate per annum equal to 13.50%. In addition, we will be responsible for the applicable lenders’ fees, including a closing payment equal to 7.00% of the aggregate principal amount of commitments of each lender under the Amended and Restated Term Loan Agreement as of the effective date, and administrative agent fees.
 The Amended and Restated Term Loan Agreement contains various covenants that, subject to agreed upon exceptions, limit Basic’s ability and the ability of certain of our subsidiaries to:
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
If an event of default occurs under the Amended and Restated Term Loan Agreement, then the term loan administrative agent may, with the consent of the required lenders, or shall, at the direction of the required lenders (i) declare any outstanding loans under the Amended and Restated Term Loan Agreement to be immediately due and payable and (ii) exercise on behalf of itself and the lenders all rights and remedies available to it and the lenders under the applicable loan documents or applicable law or equity. The default rate under the Amended and Restated Term Loan Agreement is 16.50% per annum. There is a minimum liquidity covenant requiring unrestricted cash and cash equivalents balances to be at or above $25.0 million.

    Term Loan Security Agreement

On the Effective Date, Basic entered into an Amended and Restated Security Agreement with certain of its subsidiaries and the Term Loan Administrative Agent (the "Term Loan Security Agreement"). The collateral under the Term Loan Security Agreement includes (as defined therein): (a) all Chattel Paper, all Collateral Accounts, all commercial tort claims, all Contracts, all Deposit Accounts, all Documents, all Equipment, all Fixtures, all General Intangibles, all Instruments, all Intellectual Property, all Inventory, all Investment Property (including without limitation the Pledged Equity and all Securities Accounts), all Letter of Credit Rights, all Liquid Assets, all Receivables, all Records, and all Supporting Obligations; (b) any and all additions, accessions and improvements to, all substitutions and replacements for and all products of or derived from the foregoing; and (c) all Proceeds of the foregoing.

Under mortgages and deeds of trust, Basic and certain of its subsidiaries previously granted to the Term Loan Administrative agent liens on a substantial portion of their real properties to secure Basic’s obligations under the Amended and Restated Term Loan Agreement of the Company in effect at the time of the filing of the Chapter 11 Cases. These liens continue to secure the obligations of Basic under the Amended and Restated Term Loan Agreement. Basic has also agreed to provide to the Term Loan Administrative Agent liens on additional real properties, subject to the terms and conditions of the Amended and Restated Term Loan Agreement.

Credit Facility Security Agreement

On the Effective Date, the Company entered into a Third Amended and Restated Security Agreement (the “Credit Facility Security Agreement”) with certain of its subsidiaries and the Credit Facility Administrative Agent. Under the Credit Facility Security Agreement, the Credit Facility Administrative Agent was granted security interests in certain collateral, including (as defined therein): (a) all Accounts; (b) all Specified ABL Facility Priority Collateral; (c) all Deposit Accounts, Securities Accounts and Commodity Accounts (excluding accounts that contain only Proceeds of the Term Loan Priority Collateral or proceeds of the Term Loan and the Term Loan Proceeds Collateral Account); (d) all accessions to, substitutions for and replacements of the foregoing; and (d) all Proceeds of the foregoing.
Intercreditor Agreement

On the Effective Date, in connection with the Credit Agreements , the Company entered into an Intercreditor Agreement (the “Intercreditor Agreement”) with the Credit Facility Administrative Agent, the Term Loan Administrative Agent and the guarantors party thereto.

The Intercreditor Agreement establishes various inter-lender terms, including, without limitation, priority of liens, permitted actions by each party, application of proceeds, exercise of remedies in the case of a default, releases of liens and limitations on the amendment of the Credit Agreements without the consent of the other party.
Other Debt
Basic has a variety of other capital leases and notes payable outstanding, which is generally customary in Basic’s business. None of these debt instruments is material individually. Basic’s leases with Banc of America Leasing & Capital, LLC require Basic to maintain a minimum debt service coverage ratio of 1.05 to 1.00. There is a minimum liquidity covenant requiring unrestricted cash and cash equivalents balances to be at or above $25.0 million. At December 31, 2016, Basic was in compliance with this covenant.
As of December 31, 2016 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

	Debt	Capital Leases
2017	$1,650	$39,345
2018	1,650	33,646
2019	1,650	8,168
2020	1,650	1,123
2021	157,575	—
Thereafter	—	—
	$164,175	$82,282

Basic’s interest expense consisted of the following (in thousands):

	Predecessor
	Years ended December 31,
	2016	2015	2014
Cash payments for interest	$49,621	$61,587	$61,873
Commitment and other fees paid	2,898	2,484	2,767
Amortization of debt issuance costs and premium on senior secured notes	9,295	3,362	2,934
Change in accrued interest	34,719	563	(269)
Capitalized interest	—	(139)	(349)
Other	92	107	86
Total interest expense	$96,625	$67,964	$67,042

9. Fair Value Measurements

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
In valuing certain assets and liabilities, the inputs used to measure fair value may fall into different levels of the fair value hierarchy. For disclosure purposes, assets and liabilities are classified in their entirety in the fair value hierarchy level based on the lowest level of input that is significant to the overall fair value measurement. The Company’s assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the placement within the fair value hierarchy levels. Basic did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2016 and 2015

  Non-recurring fair value measurements
The Company performed an assessment of goodwill as of September 30, 2016. For step one of the impairment testing, the Company tested its reporting units for goodwill impairment. The Company’s well servicing, fluid services and contract drilling reporting units do not carry any goodwill, and were not subject to the test.
To estimate the fair value of the reporting units, we primarily used level 1 and level 3 inputs from the fair value hierarchy, which included a weighting of the discounted cash flow method and the public company guideline method (level 3 inputs) of determining fair value of a business unit. In order to validate the reasonableness of the estimated fair values obtained for the reporting units, a reconciliation of fair value to the value of invested capital debt and equity (level 1 inputs) was performed for each unit on a stand-alone basis. A control premium, derived from market transaction data, was used in this reconciliation to ensure that fair values were reasonably stated in conjunction with our capitalization. The measurement date for our common stock price and market capitalization was the closing price on September 30, 2016.
Based on the results of step one of the impairment test, impairment was indicated in the completion and remedial reporting unit. As such, the Company was required to perform step two assessment on the potentially impaired reporting unit. Step two requires the allocation of the estimated fair value to the tangible and intangible assets and liabilities of the respective reporting unit. This assessment indicated that goodwill of $646,000 was considered impaired as of September 30, 2016. This non-cash charge eliminated all of the Company’s existing goodwill as of September 30, 2016.
10. Commitments and Contingencies
Environmental
Basic is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. Basic cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. Basic continues to monitor the status of these laws and regulations. Management believes the likelihood of new environmental regulations resulting in a material adverse impact to Basic’s financial position, liquidity, capital resources or future results of operations is unlikely.
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

As of December 31, 2016, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ended
December 31, 2016

2017	$4,805
2018	3,935
2019	3,324
2020	2,001
2021	1,646
Thereafter	1,789
Total	$17,500
Rent expense approximated $11.7 million, $13.9 million and $16.9 million for 2016, 2015 and 2014, respectively.
Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. The above table reflects the future minimum lease payments if the lease contains a periodic rental. However, the majority of these leases require payments based on a royalty percentage or a volume usage.
Employment Agreements
Under the Amended and Restated Employment Agreement with T. M. “Roe” Patterson, Chief Executive Officer and President of Basic, initially effective through December 31, 2017, Mr. Patterson was entitled to an annual salary of $665,000, to be adjusted subject to review by the Compensation Committee of the Board. Under this employment agreement, Mr. Patterson is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under the terms of Basic’s equity compensation plans. In addition, upon a qualified termination of employment, Mr. Patterson would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, Mr. Patterson would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.
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
Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $5.0 million, $1.0 million and $400,000, respectively. Basic has a $1.0 million deductible per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. At December 31, 2016 and 2015, Basic classified the workers’ compensation self-insured risk reserve between short-term and long-term, with $7.0 million and $7.5 million being allocated to short-term and $15.6 million and $15.9 million being allocated to long-term, respectively.
At December 31, 2016 and December 31, 2015, self-insured risk accruals totaled approximately $35.0 million, net of $19,000 receivable for medical and dental coverage, and $30.8 million, net of $73,000 receivable for medical and dental coverage, respectively.

11. Accrued Expenses
The accrued expenses are as follows (in thousands):

	Successor	Predecessor
	December 31, 2016	December 31, 2015
Compensation related	$18,744	$14,048
Workers' compensation self-insured risk reserve	6,956	7,481
Health self-insured risk reserve	3,753	3,935
Accrual for receipts	4,178	5,320
Ad valorem taxes	2,626	2,078
Sales tax	1,652	1,634
Insurance obligations	9,576	3,769
Professional fee accrual	946	729
Fuel accrual	958	693
Accrued interest	1,940	19,693
	$51,329	$59,380

12. Predecessor Stockholders’ Equity
On the Effective Date, by operation of the Prepackaged Plan, all agreements, instruments, and other documents evidencing, relating to or connected with any equity interests of the Company, including the outstanding shares of the Company’s common stock, par value $0.01 per share, issued and outstanding immediately prior to the Effective Date (the “Predecessor Common Stock”), and any rights of any holder in respect thereof, were deemed cancelled, discharged and of no force or effect.
Common Stock
At December 23, 2016 and December 31, 2015, Basic had authorized 80,000,000 shares of Basic’s common stock, par value $.01 per share, and 43,500,032 shares issued and 41,196,680 shares outstanding.
In March 2014, Basic granted various employees 414,900 restricted shares of common stock that vest over a three-year period and 294,909 shares that vest over a four-year period.
In March 2015, Basic granted certain members of management 888,104 restricted shares of Predecessor Common Stock that vest over a three-year period.
In March 2016, Basic granted certain members of management 790,263 restricted shares of Predecessor Common Stock that vest over a three-year period.
On December 23, 2016, pursuant to the Prepackaged Plan, all unvested Predecessor Common Stock was cancelled, but effectively converted to Successor Common Stock, based on a 570-to-1 reverse stock split, and immediately vested.
Treasury Stock
In May 2012, Basic announced its Board of Directors reinstated the share repurchase program initially adopted in 2008 and suspended in 2009. The program allowed the repurchase of up to $50.0 million of Basic’s shares of Predecessor Common Stock from time to time in open market or private transactions, at Basic’s discretion. The number of shares purchased and the timing of purchases is based on several factors, including the price of the Predecessor Common Stock, general market conditions, available cash and alternative investment opportunities. During 2015, Basic repurchased 913,600 shares for a total price of approximately $4.5 million (an average of approximately $4.90 per share), inclusive of commissions and fees. Following the Effective Date, Basic deems this prior share repurchase program terminated with respect to any Successor Common Stock
Basic also acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock. Basic repurchased a total of 229,932 shares of Predecessor Common Stock during 2016 and 230,048 shares of shares of Predecessor Common Stock during 2015 through net share settlements.
On December 31, 2016, as part of the Prepackaged Plan, all treasury stock representing Predecessor Common Stock was cancelled.

Preferred Stock
At December 31, 2016 and 2015, Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
13. Successor Stockholders' Equity
Common Stock
On December 23, 2016, as part of the Prepackaged Plan, Basic had 80,000,000 shares of Basic’s common stock, par value $.01 per share, authorized, 26,095,431 shares issued and 25,998,844 shares outstanding at December 31, 2016.
On December 23, 2016, Basic granted certain members of management 809,416 restricted common stock units, one third of which immediately vested on the Effective Date and the remainder will vest over a two-year period in equal installments.
Treasury Stock
Basic acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock units. Basic repurchased a total of 96,587 Successor common shares through net share settlements during December 27, 2016 through December 31, 2016.
Preferred Stock
At December 31, 2016 Basic had 5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
14. Predecessor Incentive Plan
Predecessor Incentive Plan
In May 2003, Basic’s board of directors and stockholders approved the Basic 2003 Incentive Plan (as amended effective May 22, 2013) (the “Predecessor Plan”), which provided for granting of incentive awards in the form of stock options, restricted stock, performance awards, bonus shares, phantom shares, cash awards and other stock-based awards to officers, employees, directors and consultants of Basic. The Predecessor Plan provided for the issuance of 11,350,000 shares of Predecessor Common Stock. Of these shares, approximately 2,095,334 shares of Predecessor Common Stock were available for grant as of December 31, 2015.
There were no options granted under the Predecessor Plan during 2016,  2015 or 2014.
During the years ended December 31, 2016,  2015 and 2014, compensation expense related to share-based arrangements including both restricted stock awards and stock option awards was approximately  $17.7 million, $13.7 million and $14.7 million, respectively. For compensation expense recognized under the Predecessor Plan during the years ended December 31, 2016, 2015 and 2014, Basic recognized a tax benefit of approximately $0, $4.8 million and $5.3 million, respectively.
As of December 31, 2016, there was  no unrecognized compensation related to non-vested share-based compensation arrangements granted under the Predecessor Plan.
The total fair value of share-based awards under the Predecessor Plan vested during the years ended December 31, 2016,  2015 and 2014 was approximately $2.5 million, $5.4 million and $20.6 million, respectively. During 2016, 2015 and 2014 there was no excess tax benefit due to the net operating loss.  In the event of a net operating gain the tax benefits would have been $0  $11,000 and $4.5 million, respectively.
On December 23, 2016, as part of the Prepackaged Plan, the Predecessor Plan was cancelled.
Predecessor Stock Option Awards
The fair value of each option award under the Predecessor Plan is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the Plan expire 10 years from the date they are granted, and generally vest over periods ranging from three to 5 years.
The following table reflects the summary of stock options outstanding at December 31, 2016 and the changes during the twelve months then ended:

	Predecessor Stock Option Awards
			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	175,000	$26.29
Options granted	—	—
Options forfeited	—	$—
Options exercised	—	$—
Options expired	(152,000)	$26.84
Outstanding, end of period	23,000	$22.66	0.19	—
Exercisable, end of period	23,000	$22.66	0.19	—
Vested or expected to vest, end of period	23,000	$22.66	0.19	—
The total intrinsic value of share options exercised during the years ended December 31, 2015 and  2014 was approximately $37,000 and  $2.2 million, respectively. There were no share option exercises in 2016.
Cash received from option exercises under the Predecessor Plan was approximately $724,000 and  $4.3 million for the years ended December 31, 2015 and  2014, respectively. During 2014 there was no tax benefit due to the net operating loss.  In the event of a net operating gain the tax benefit would have been $535,000.
The Company has historically issued treasury and newly-issued shares to satisfy share option exercises.
On December 23, 2016, as part of the Prepackaged Plan all outstanding stock options under the Predecessor Plan were cancelled.
Predecessor Restricted Stock Awards
A summary of the status of Basic’s non-vested share grants at December 31, 2015 and changes during the year ended December 31, 2016 is presented in the following table:

	Predecessor Plan
		Weighted Average
	Number of	Grant Date Fair
	Shares	Value Per Share
Nonvested at beginning of period	1,967,376	$14.34
Granted during period	790,263	2.73
Vested during period	(860,104)	15.04
Forfeited during period	(9,044)	24.05
Nonvested at end of period	1,888,491	$9.12

On December 23, 2016, all nonvested restricted stock were subject to a 570 to 1 reverse stock split and immediately converted into Successor Company stock.
Predecessor Phantom Stock Awards
On March 18, 2015, the Compensation Committee of Basic’s Board of Directors approved grants of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards were tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period (defined as the one-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2014 and ending on the last NYSE trading day of 2015). The number of phantom shares to be issued could range from 0% to 150% of the 704,089 target number of phantom shares, depending on the performance noted above. Any phantom shares earned at the end of the performance period then remained subject to vesting in one-third increments on March 15, 2016, 2017 and 2018 (subject to accelerated vesting in certain circumstances). As of December 31, 2015, Basic estimated that 66.7% of the target number of performance-based awards will be earned. On December 23, 2016 as part of the Prepackaged Plan all outstanding performance-based phantom stock awards were cancelled.
On March 24, 2016 the Compensation Committee approved 705,263 shares of performance-based phantom stock awards to certain members of management. The performance-based phantom stock awards were tied to Basic’s achievement of total stockholder return relative to the TSR of a peer group of energy services companies over the performance period (defined as the one-year calculation period starting on the 20th NYSE trading day prior to and including the last NYSE trading day of 2015 and ending on the last NYSE trading day of 2017). The number of phantom shares to be issued ranged from 0% to 150% of the 705,263 target number of phantom shares, depending on the performance noted above. On December 23, 2016 as part of the Prepackaged Plan all outstanding performance-based phantom stock awards were cancelled.
The Compensation Committee also approved grants of phantom restricted stock awards to certain key employees in 2015 and 2016. The number of phantom shares issued in 2015 were 654,500. These grants were subject to vesting over a three-year period, with the first portion vesting on March 15, 2016. The number of phantom shares issued in 2016 were 552,100. These grants were subject to vesting over a three-year period, with the first portion vesting on March 15, 2017. There was $314,000 outstanding unamortized expense related to unvested phantom shares granted to key employees as of December 31, 2016. This plan was cancelled in February 2017.
Successor Incentive Plan
On the Effective Date, the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”) became effective pursuant to the Prepackaged Plan. The MIP provides for the issuance of incentive awards in the form of stock options, restricted stock, and performance awards denominated in Successor Common Stock. The MIP provides for the issuance of up to 3,237,671 shares of Successor Common Stock. Of these authorized shares, approximately 2,428,255 shares were available for grant as of December 31, 2016. The board of directors of the Company (the “Board”) or the Compensation Committee of the Board (the “Compensation Committee”) administers the MIP. The number of shares of Successor Common Stock authorized under the MIP and the number of shares subject to an award under the MIP, are subject to adjustment in the event of certain recapitalization, reclassification, stock dividend, extraordinary dividend, stock split, reverse stock split or other distribution with respect to the Successor Common Stock or any merger, reorganization, consolidation, combination, spin-off or other similar corporate change or any other change affecting the Successor Common Stock.
On the Effective Date, the Company issued time-based restricted stock unit awards ("RSUs") for 809,416 shares and stock option awards for 323,770 shares, which awards vest in one third tranches on each of the Effective Date, and the first and second anniversaries of the Effective Date.  The Company issued 269,810 shares of Successor Common Stock in connection with the immediately vested RSUs on the Effective Date.  The remainder of the authorized awards under the MIP as of December 31, 2016, including 809,416 performance-based RSUs and 323,770 performance-based stock options contemplated by the Prepackaged Plan, may be awarded in the future at the discretion of the Company's board of directors.
During the year ended December 31, 2016,  compensation expense related to share-based arrangements under the MIP, including restricted stock, RSU and stock option awards, was approximately $10.1 million. For compensation expense recognized during the year ended December 31, 2016, Basic did not recognize a tax benefit.
As of December 31, 2016, there was  $19.5 million unrecognized compensation related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 2.0 years.
The total fair value of share-based awards vested during the years ended December 31, 2016 (including under the Predecessor Plan and the MIP) was approximately $9.9 million. During 2016 there was no excess tax benefit.
Successor Stock Option Awards
The fair value of each option award is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Options granted under the MIP expire 10 years from the date they are granted, and generally vest over a period of three years.

The following table reflects the summary of stock options outstanding at December 31, 2016:

Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	—	$—
Options granted	323,770	36.55
Options forfeited	—	$—
Options exercised	—	$—
Options expired	—	$—
Outstanding, end of period	323,770	$36.55	9.98	—
Exercisable, end of period	—			—
Vested or expected to vest, end of period	323,770	$36.55	9.98	—
There were no stock option exercises in 2016.
Successor Restricted Stock Unit Awards
A summary of the status of Basic’s non-vested RSU grants at December 31, 2016 and changes during the year ended December 31, 2016 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
	Units	Value Per Unit
Nonvested at beginning of period	—	$—
Granted during period	809,416	36.55
Vested during period	(269,810)	36.55
Forfeited during period	—	—
Nonvested at end of period	539,606	$36.55
 Warrant Agreement
On the Effective Date, the Company entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent. Pursuant to the terms of the Prepackaged Plan, the Company issued warrants (the “Warrants,” and holders thereof “Warrantholders”), which in the aggregate, are exercisable to purchase up to approximately 2,066,627 shares of Successor Common Stock. In accordance with the Prepackaged Plan, the Company issued Warrants to the holders of the old common stock, totaling approximately 2,066,627 Warrants outstanding, exercisable until December 23, 2023, to purchase up to an aggregate of approximately 2,066,627 shares of Successor Common Stock at an initial exercise price of $55.25 per share, subject to adjustment as provided in the Warrant Agreement. At issuance, the warrants were recorded at fair value, which was determined using the Black-Scholes option pricing model. The warrants are equity classified and, at issuance, were recorded as an increase to additional paid-in capital in the amount of $8.4 million. All unexercised Warrants will expire, and the rights of the Warrantholder to purchase Successor Common Stock will terminate on December 23, 2023, which is the seventh anniversary of the Effective Date.
15. Deferred Compensation Plan
In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic may make contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $10,000 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service.
Employer contributions to the deferred compensation plan net of earnings approximated an expense of $454,000, $172,000 and $665,000 in 2016,  2015 and 2014, respectively. Basic elected to suspend matching for this plan during 2016.
16. Employee 401 (k) Plan
Basic has a 401(k) profit sharing plan that covers substantially all employees.  Employees may contribute up to their base salary not to exceed the annual Federal maximum allowed for such plans. At management’s discretion, Basic may make a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching contributions vest incrementally, with full vesting occurring after five years of service. This profit sharing plan was suspended during 2016. Employer contributions to the 401(k) plan approximated, $407,000, and $4.0 million in 2015 and 2014, respectively. Basic's 401(k) plan was not affected by the Prepackaged Plan.
17. Net Earnings (Loss) Per Share
Basic earnings (loss) per common share are determined by dividing net income or loss applicable to common stock by the weighted average number of common shares actually outstanding during the year. Diluted income or loss per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities using the “as if converted” method. The following table sets forth the computation of basic and diluted loss per share (in thousands, except share data):

	Predecessor
	Years ended December 31,
	2016	2015	2014
Numerator (both basic and diluted):
Net loss available to common stockholders	$(123,373)	$(241,745)	$(8,341)
Denominator:
Denominator for basic earnings per share	41,998,669	40,505,429	41,165,940
Denominator for diluted earnings per share	41,998,669	40,505,429	41,165,940

Basic loss per common share:	$(2.94)	$(5.97)	$(0.20)

Diluted loss per common share:	$(2.94)	$(5.97)	$(0.20)
The Company has issued potentially dilutive instruments such as unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive. The following shows potentially dilutive instruments:

	Predecessor
	Years ended December 31,
	2016	2015	2014
Stock options	—	26,527	159,888
Unvested restricted stock	211,363	643,351	967,200
	211,363	669,878	1,127,088

18. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash activity:

	Year ended December 31,
	2016	2015	2014
	(In thousands)
Capital leases issued for equipment	$5,652	$24,768	$75,198
Asset retirement obligation additions	$—	$—	$68

During the year ended December 31, 2016, Basic did not pay any income taxes. Basic received a net refund of $450,000 during the year ended December 31, 2015. Basic paid $2.6 million in income taxes during the year ended December 31, 2014.

19. Business Segment Information
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
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and
	Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total
Predecessor Year ended December 31, 2016
Operating revenues	$184,567	$191,725	$163,966	$7,239	$—	$547,497
Direct operating costs	(158,762)	(161,535)	(140,274)	(7,079)	—	(467,650)
Segment profits	$25,805	$30,190	$23,692	$160	$—	$79,847
Depreciation and amortization	$87,736	$57,119	$48,703	$6,304	$18,343	$218,205
Capital expenditures, (excluding acquisitions)	$8,315	$17,324	$8,727	$276	$3,698	$38,340
Successor identifiable assets	$215,034	$128,725	$125,474	$14,121	$284,806	$768,160

Predecessor Year ended December 31, 2015
Operating revenues	$307,550	$258,597	$217,245	$22,207	$—	$805,599
Direct operating costs	(245,069)	(196,155)	(184,952)	(16,680)	—	(642,856)
Segment profits	$62,481	$62,442	$32,293	$5,527	$—	$162,743
Depreciation and amortization	$83,882	$71,280	$60,466	$14,083	$11,760	$241,471
Capital expenditures, (excluding acquisitions)	$22,384	$19,950	$18,732	$2,431	$6,323	$69,820
Predecessor identifiable assets	$365,574	$257,036	$233,293	$51,930	$230,348	$1,138,181

Predecessor Year ended December 31, 2014
Operating revenues	$698,917	$369,774	$361,683	$60,910	$—	$1,491,284
Direct operating costs	(434,457)	(265,105)	(270,344)	(41,513)	—	(1,011,419)
Segment profits	$264,460	$104,669	$91,339	$19,397	$—	$479,865
Depreciation and amortization	$74,924	$64,445	$55,131	$12,773	$10,207	$217,480
Capital expenditures, (excluding acquisitions)	$168,017	$71,112	$54,858	$9,311	$8,196	$311,494
Predecessor identifiable assets	$514,842	$299,542	$276,696	$60,362	$445,735	$1,597,177

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2016	2015	2014
Segment profits	$79,847	$162,743	$479,865
General and administrative expenses	(135,331)	(143,458)	(167,301)
Depreciation and amortization	(218,205)	(241,471)	(217,480)
Loss on disposal of assets	(1,014)	(1,602)	(1,974)
Restructuring costs	(20,743)	—	—
Goodwill impairment	(646)	(81,877)	(34,703)
Operating (loss) income	$(296,092)	$(305,665)	$58,407

20. Quarterly Financial Data (Unaudited)
The following table summarizes results for each of the four quarters in the years ended December 31, 2016 and 2015 (in thousands, except earnings per share data):

	Predecessor
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year ended December 31, 2016:
Total revenues	$130,356	$120,004	$141,610	$155,527	$547,497
Segment profits	$18,370	$15,310	$25,339	$20,828	$79,847
Net (loss) income (i)	$(83,339)	$(89,883)	$(92,097)	$141,946	$(123,373)
Loss per share of common stock (a):
Basic	$(2.00)	$(2.11)	$(2.16)	$3.32	$(2.94)
Diluted	$(2.00)	$(2.11)	$(2.16)	$3.32	$(2.94)
Weighted average common shares outstanding:
Basic	41,609	42,602	42,690	42,691	41,999
Diluted	41,609	42,602	42,690	42,691	41,999
Year ended December 31, 2015:
Total revenues	$261,721	$193,596	$189,247	$161,035	$805,599
Segment profits	$66,412	$37,022	$34,317	$24,992	$162,743
Net loss (ii)	$(32,624)	$(48,295)	$(105,642)	$(55,184)	$(241,745)
Loss per share of common stock (a):
Basic	$(0.81)	$(1.20)	$(2.63)	$(1.37)	$(5.97)
Diluted	$(0.81)	$(1.20)	$(2.63)	$(1.37)	$(5.97)
Weighted average common shares outstanding:
Basic	40,072	40,168	40,168	40,148	40,505
Diluted	40,072	40,168	40,168	40,148	40,505

(a) The sum of individual quarterly net income per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during each period.

(i) The third and fourth quarter 2016 loss included reorganization costs of $10.5 and $10.2 million respectively
(ii) The third quarter of 2016 and 2015 loss included goodwill impairment of $0.6 million and $81.9 million, respectively.

21. Related Party Transactions
In December 2010, Basic entered into a lease agreement with Darle Vuelta Cattle Co., LLC (“DVCC”), an affiliate of a former director, for the right to operate a salt water disposal well, brine well and fresh water well. The term of the lease will continue until the salt water disposal well and brine well are plugged and no fresh water is being sold. The lease payments are the greater of (i) the sum of $0.10 per barrel of disposed oil and gas waste and $0.05 per barrel of brine or fresh water sold or (ii) $5,000 per month.
In February 2015, Basic purchased 100 acres of vacant land outside of Midland, Texas for $1.5 million from DVCC. In October 2016, Basic completed a non-cash exchange with DVCC in which the land purchased in February 2015, was exchanged for 34.81 acres in Midland County to be used for a salt water disposal well.
22. Income Taxes
Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2016	2015	2014
Current:
Federal	$—	$(151)	$151
State	521	(9)	842
Total	521	(160)	993
Deferred:
Federal	(4,486)	(127,482)	(1,015)
State	82	(3,688)	543
Total	(4,404)	(131,170)	(472)
Total income tax expense (benefit)	$(3,883)	$(131,330)	$521
Basic paid no federal income taxes during 2016 and 2015. Basic paid federal income taxes of $601,000 during 2014.
Reconciliation between the amount determined by applying the federal statutory rate of 35% to loss before income taxes to income (benefit) expense is as follows (in thousands):

	Years ended December 31,
	2016	2015		2014
Statutory federal income tax	$(44,540)	$(130,576)		$(2,737)
Meals and entertainment	522	684		825
State taxes, net of federal benefit	(6,778)	(3,698)		1,093
Valuation allowance	188,970	—	—	—
Cancellation of debt income	(178,017)	—	—	—
Bankruptcy transaction costs	9,783	—	—	—
Tax basis adjustments	17,981	—	—	—
Goodwill impairment	—	2,833		1,380
Changes in estimates and other	8,196	(573)		(40)
	$(3,883)	$(131,330)		$521

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Successor	Predecessor
	December 31, 2016	December 31, 2015
Deferred tax assets:
Operating loss carryforward	$208,973	$130,826
Goodwill and intangibles	49,380	32,992
Accrued liabilities	12,351	14,028
Deferred debt costs	5,158	130,827
Deferred compensation	79	12,988
Receivables allowance	680	976
Asset retirement obligation	859	672
Inventory	167	164
Valuation Allowances	(189,185)	(878)
Total deferred tax assets	$88,462	$322,595
Deferred tax liabilities:
Property and equipment	(88,450)	(195,211)
Prepaid expenses	(12)	(1,623)
Total deferred tax liabilities	$(88,462)	$(196,834)
Net deferred tax liability	$—	$125,761
Recognized as:
Deferred tax assets - current	—	13,484
Deferred tax liabilities - non-current	—	(18,550)
Net deferred tax liabilities	$—	$(5,066)
Under the Prepackaged Plan, a substantial portion of the Company’s pre-petition debt securities were extinguished. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is the adjusted issue price of any indebtedness discharged less the sum of (i) the amount of cash paid, (ii) the issue price of any new indebtedness issued and (iii) the fair market value of any other consideration, including equity, issued. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of U.S. CODI is approximately $31.7 million, which will reduce the value of the Company’s U.S. net operating losses.
IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership. We believe the Debtors’ emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. The ownership changes, and resulting annual limitation, is not expected to result in the expiration of any net operating losses generated prior to the emergence date.
      Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2016, a valuation allowance of approximately $189.2 million has been recorded on the net deferred tax assets for all federal and state tax jurisdictions  in order to measure only the portion of the deferred tax asset that more likely than not will be realized. As of December 31, 2015, a valuation allowance of $0.9 million was recorded against certain state net operating losses not expected to be realized.
Interest is recorded in interest expense and penalties are recorded in income tax expense.  Basic had no interest or penalties related to an uncertain tax positions during 2016.  Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions.
As of December 31, 2016, Basic had approximately $567.5 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $226.1 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2017.  Additionally, we have $1.9 million of alternative minimum tax credits.

23. Subsequent Events
 On February 22, 2017, our Board of Directors approved base salaries for 2017 (to be effective as of April 1, 2017), grants of performance-based restricted stock unit awards (“RSUs”) with respect to up to 809,416 shares of the Company’s common stock, and performance-based stock option awards (the “Options”, and together with the RSUs, the ”PB Awards”) with respect to up to 323,770 shares of the Company’s common stock, to Basic’s officers, including its named executive officers, under the MIP . The PB Awards were consistent with the PB Awards expressly contemplated by the Prepackaged Plan to be determined and approved by the Board or the Compensation Committee within 90 days following the effective date of the Prepackaged Plan.
Pursuant to the PB Award agreements, the PB Awards are to be earned based upon Basic’s total shareholder return (“TSR”) relative to the TSR of a peer group of energy services companies measured over the Performance Period (defined as the 2017 calendar year), with Basic’s ranking in TSR performance being compared to the ranking in TSR performance of the members of the Peer Group (as defined below, and together with Basic, the “Combined Group”). The Combined Group will be ranked from best performing to worst performing with regard to each company’s respective TSR performance, with the Combined Group company ranked 1st being the company with the highest TSR when compared to the other Combined Group companies and the Combined Group company ranked 7th being the company with the lowest TSR when compared to the other Combined Group companies, with rankings 2 through 6 being determined in descending order based upon the corresponding descent in TSR performance for companies in the Combined Group from 2nd highest to 6th highest.
“Peer Group” means each of the following companies: (1) Key Energy Services, Inc.; (2) Mammoth Energy Services, Inc.; (3) Patterson-UTI Energy, Inc.; (4) Pioneer Energy Services Corp.; (5) Superior Energy Services, Inc.; and (6) Tesco Corporation; provided, in the event any such company ceases to exist, ceases to file public reports timely with the U.S. Securities and Exchange Commission with respect to the Performance Period or merges or combines with any other entity that, in the determination of the Committee makes such combined company not comparable for use as part of the Peer Group, the Committee in its sole discretion may continue to include or exclude such company in the Peer Group, but in no event may substitute any other company in its place as part of the Peer Group.
Once earned, the PB Awards will vest in one-third increments and will begin when the Committee certifies the specified adjustments in the award agreements and will begin to vest no later than 75 days after the Performance Period (the “Determination Date”). The PB Awards will vest with one-third of the PB Awards vesting on the Determination Date, one-third vesting one year following the Determination Date and the remaining one-third vesting two years following the Determination Date. All unvested PB Awards will be forfeited by the grantee (a) if the grantee’s employment with Basic is terminated by Basic for “Cause” before the PB Awards are vested or (b) if the grantee terminates his employment with Basic before the PB Awards are vested for any reason other than (i) “Good Reason” or (ii) the death or “Disability” of the grantee, as such terms are defined in the award agreement. The grantee will vest in all rights to the PB Awards on the earliest of (i) the dates set forth above; (ii) termination by Basic without Cause; (iii) the death or “Disability” of the grantee; (iv) resignation for “Good Reason”; or (v) a Change of Control (as defined in the award agreements).
Following the vesting of the RSUs, the Company will deliver to the grantee the number of shares of Successor Common Stock (the “Shares”) equal to the aggregate number of RSUs that vest as of such date. The Company, however, in its sole discretion will have the option to settle the RSUs in cash, subject to applicable withholding taxes. Each RSU has dividend equivalent rights, which dividend equivalent rights may be accumulated and deemed reinvested in additional RSUs or may be accumulated in cash, as determined by the Committee in its discretion.
The exercise price of each of the Options issued is $41.93. The purchase price for all Options will be the applicable exercise price multiplied by the number of Shares with respect to the Options being exercised. The purchase price may be paid by cash or check; a brokered cashless exercise; a net exercise by reducing the number of Shares otherwise deliverable upon the exercise; or surrendered to the Company for transfer and valued by the Company at the fair market value on the date of exercise
In addition to the PB Awards, the Board approved on February 22, 2017 grants of phantom stock awards (the “Phantom Shares”) under the MIP for up to an aggregate of 42,795 Phantom Shares to non-executive key employees. The Phantom Shares issued to non-executive key employees will vest in specified increments on March 15, 2017, March 15, 2018 and March 15, 2019 (subject to accelerated vesting in certain circumstances described below). All unvested Phantom Shares will be forfeited by the grantee (a) if the grantee’s employment with Basic is terminated by Basic for “Cause” before the Phantom Shares are vested or (b) if the grantee terminates his employment with Basic before the Phantom Shares are vested for any reason other than (i) “Good Reason” within 12 months following a Change of Control (as defined in the award agreements) or (ii) the death or “Disability” of the grantee, as such terms are defined in the award agreement. The grantee will vest in all rights to the Phantom Shares on the earliest of: (i) the dates set forth above; (ii) grantee’s termination by Basic without “Cause”; (iii) the death or “Disability” of the grantee; (iv) grantee’s resignation for “Good Reason” within 12 months following a Change of Control (as defined in the award agreements). Each Phantom Share represents the right to receive a cash payment equal to the Fair Market Value (as defined and determined in accordance with the award agreement) on the applicable vesting date of a number of Shares equal to the aggregate number of Phantom Shares that vest on such date, provided the cash payment will not exceed $55.00 per Phantom Share. Each Phantom Share has dividend equivalent rights, which dividend equivalent rights may be accumulated and deemed reinvested in additional Phantom Shares or may be accumulated in cash, as determined by the Committee in its discretion.

Schedule  II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions	End of
Description	Period	Expenses (a)	Accounts (b)	(c)	Period
(in thousands)
Successor Year Ended December 31, 2016
Allowance for Bad Debt	$2,670	$1,099	$(1,858)	$(1,911)	$—
Predecessor Year Ended December 31, 2015
Allowance for Bad Debt	$2,032	$2,850	$—	$(2,212)	$2,670
Predecessor Year Ended December 31, 2014
Allowance for Bad Debt	$3,675	$1,244	—	$(2,887)	$2,032

(a)Charges relate to provisions for doubtful accounts
(b)Reflects the impact of reorganization and recording accounts receivable at fair value
(c)Deductions relate to the write-off of accounts receivable deemed uncollectible

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM  9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation as of the end of the fiscal year ended December 31, 2016, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
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
ITEM  9B. OTHER INFORMATION
None.
PART III
Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in “Executive Officers of the Registrant” in Part I, Items 1 and 2 above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2016.

PART IV
ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
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
ITEM  16. FORM 10-K SUMMARY
Not applicable.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ T. M. “Roe” Patterson
Name: T. M. “Roe” Patterson
Title: President, Chief Executive Officer and
Director
Date: March 31, 2017
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. M. "Roe" Patterson	President, Chief Executive Officer and	March 31, 2017
T.M. "Roe" Patterson	Director (Principal Executive Officer)

/s/ Alan Krenek	Senior Vice President,	March 31, 2017
Alan Krenek	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

/s/ John Cody Bissett	Vice President, Controller and	March 31, 2017
John Cody Bissett	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Timothy H. Day	Chairman of the Board	March 31, 2017
Timothy H. Day

s/ John Jackson	Director	March 31, 2017
John Jackson

/s/ James D. Kern	Director	March 31, 2017
James D. Kern

/s/ Samuel E. Langford	Director	March 31, 2017
Samuel E. Langford

/s/ Julio Quintana	Director	March 31, 2017
Julio Quintana

/s/ Anthony J. DiNello	Director	March 31, 2017
Anthony J. DiNello

Exhibit No.	Description
2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to Form 8-K (SEC File No. 001-32693), filed on December 12, 2016)

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to Form 8-K (SEC File No. 001-32693) filed December 12, 2016)

3.1*
Amended and Restated Certificate of Incorporation of the Company, dated September 22, 2005. (Incorporated by reference to Exhibit 3.1 of the Company’s Registration Statement on Form S-1/A (SEC File No. 333-127517), filed on September 28, 2005)

3.2*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

3.3*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.1* †
Specimen Stock Certificate representing Common Stock of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.2* †
Warrant Agreement between Basic, as issuer, and American Stock Transfer & Trust Company, LLC, as warrant agent, dated as of December 23, 2016. (Incorporated by reference to Exhibit 4.1 to Form 8-A12G (SEC File No. 001-32693) filed on December 23, 2016)

4.3* †
Registration Rights Agreement, dated as of December 23, 2016, between Basic and certain stockholders (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

10.1*
Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 27, 2015)

10.2* †
Amendment No. 1 to Sixth Amended and Restated Basic Energy Services, Inc. 2003 Incentive Plan (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 23, 2016)

10. 3* †
Form of Performance-Based Award Agreement (Executive and Senior Management) (effective March 2015). (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 23, 2015)

10.4* †
Form of Performance-Based Award Agreement 2016 Performance-Based Phantom Stock Grants (Executive and Senior Management) (effective March 2016) (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on March 30, 2016)

10.5* †	Form of Key Employee Retention Bonus agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 29, 2016)
10.6* †	Form of Key Employee Incentive Bonus agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 29, 2016)
10.7* †
Basic Energy Services, Inc. Management Incentive Plan, effective as of December 23, 2016 (Incorporated by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-8 (SEC File No. 333-215319) filed on December 23, 2016)

10.8* †	Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)
10.9* †	Form of Time-Based Stock Option Award Agreement (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)
10.10* †
Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.11* †
Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.12* †
Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.13* †
Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.14* †
Amended and Restated Employment Agreement of Thomas Monroe Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.15* †
Amendment to Amended and Restated Employment Agreement, dated as of October 24, 2016, by and between T.M. “Roe” Patterson and Basic (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.16* †
Form of Amendment to Employment Agreement, dated as of October 24, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.17*
Second Amended and Restated ABL Credit Agreement, dated as of December 23, 2016, among Basic, as borrower, Bank of America, N.A., as administrative agent, collateral management agent, swing line lender and an l/c issuer; Wells Fargo Bank, National Association, as collateral management agent and syndication agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.18*
Amended and Restated Term Loan Credit Agreement, dated as of December 23, 2016, among Basic and a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.19*
Intercreditor Agreement, dated as of December 23, 2016, with the administrative agent under the Second Amended and Restated ABL Credit Agreement, the administrative agent under the Amended and Restated Term Loan Credit Agreement and the guarantors party thereto (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.20*
Third Amended and Restated Security Agreement, dated December 23, 2016, among Basic, certain of its subsidiaries and the administrative agent under the Second Amended and Restated ABL Credit Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.21*
Amended and Restated Security Agreement, dated as of December 23, 2016, among Basic, certain of its subsidiaries and the administrative agent under the Amended and Restated Term Loan Credit Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.22*
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 26, 2016, among Basic as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.23*
Intercreditor Agreement, dated as of February 26, 2016, among Bank of America, N.A., as administrative agent for the secured parties to the Amended and Restated Credit Agreement, U.S. Bank National Association, as administrative agent and collateral agent for the secured parties to Basic’s Term Loan Credit Agreement, and acknowledged by Basic and each of the guarantors party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.24*
Second Amended and Restated Security Agreement, dated as of February 26, 2016, among Basic, as borrower, and the other debtors under the Amended and Restated Credit Agreement party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.25*
Security Agreement, dated as of February 26, 2016, among Basic, as borrower, the other debtors under the Term Loan Credit Agreement party thereto, and U.S. Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.26*
Term Loan Credit Agreement dated as of February 17, 2016, among Basic as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 19, 2016)

10.26*
Amendment No. 1 to Term Loan Credit Agreement dated as of March 28, 2016, among Basic as borrower, U.S. Bank National Association, as administrative agent and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.27*
Amendment No. 2 to Term Loan Credit Agreement dated as of April 27, 2016, among Basic as borrower, U.S. Bank National Association, as administrative agent and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.28*
Amendment No. 3 to Term Loan Credit Agreement dated as of May 10, 2016, among Basic as borrower, U.S. Bank National Association, as administrative agent and the lenders party thereto (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.29*
Temporary Limited Waiver and Consent dated as of August 31, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 7, 2016)

10.30*
Temporary Limited Waiver and Consent dated as of September 1, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 7, 2016)

10.31*
Temporary Limited Waiver dated as of September 13, 2016, among Basic, the guarantors party thereto, the lenders under the Term Loan Credit Agreement and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.32*
Temporary Limited Waiver dated as of September 14, 2016, among Basic, the guarantors party thereto, the lenders under the Amended and Restated Credit Agreement and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.33*
Forbearance dated as of September 14, 2016, among Basic, the guarantors party thereto and holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.34*
First Amendment to Temporary Limited Waiver and Consent dated as of September 28, 2016, among Basic, the guarantors party thereto, lenders under the Term Loan Credit Agreement and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.35*
First Amendment to Temporary Limited Waiver dated as of September 28, 2016, among Basic, the guarantors party thereto, lenders under the Amended and Restated Credit Agreement and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.36*
First Amendment to Forbearance Agreement dated as of September 28, 2016, among Basic, the guarantors party thereto and the holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K (SEC File No. 001-32693), filed on September 30, 2016)

10.37*
Second Amendment to Temporary Limited Waiver dated as of October 14, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.38*
Third Amendment to Temporary Limited Waiver dated as of October 17, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.39*
Second Amendment to Temporary Limited Waiver and Consent dated as of October 16, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.40*
Second Amendment to Forbearance Agreement dated as of October 16, 2016, among Basic, the guarantors party thereto and the holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.41*
Restructuring Support Agreement, dated as of October 23, 2016, among the Debtors, the certain consenting lenders under the Term Loan Credit Agreement and certain consenting holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit B of the Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors dated October 24, 2016 filed as Exhibit T3E.1 of the Form T-3 filed by Basic Energy Services, Inc. with the SEC on October 24, 2016)

10.42*
Form of Backstop Agreement (Incorporated by reference to Exhibit E of the Restructuring Support Agreement included as Exhibit B to the Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors dated October 24, 2016 filed as Exhibit T3E.1 of the Form T-3 filed by Basic Energy Services, Inc. with the SEC on October 24, 2016)

10.43
Superpriority Secured Debtor-in-Possession Term Loan Credit Agreement, dated as of October 27, 2016, among Basic Energy Services, Inc., as the Borrower, the subsidiaries of the Borrower, as Guarantors, U.S. Bank National Association, as Administrative Agent and the Lenders party thereto.

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