Form 10-K/A
period 2016-12-31
BASIC ENERGY SERVICES INC
filed 2017-04-06
CIK 1109189

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
Securities registered pursuant to Section 12(g) of the Act: Warrants, exercisable for one share of Common Stock, $0.01 par value per share
________________________________________________________________________________________________________________________
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $63,815,657 as of June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $1.68 per share and 37,985,510 shares held by non-affiliates). On December 23, 2016, our old common stock was cancelled, and new shares of common stock were issued, pursuant to our Chapter 11 plan of reorganization.
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ¨☑ No ¨☐
There were 25,998,847 shares of the registrant’s common stock outstanding as of March 30, 2017.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III.

EXPLANATORY NOTE
This Amendment No. 1 (this “Amendment”) to the Annual Report on Form 10-K of Basic Energy Services, Inc. (the “Company”) for the year ended December 31, 2016 (the “2016 Form 10-K”) is being filed solely for the purpose of (i) adding as exhibits employment agreements for two of the Company’s named executive officers for 2016 and (ii) amending the cover page of the 2016 Form 10-K to reflect the registration of Warrants pursuant to Section 12(g) of the Securities Exchange Act of 1934, as amended, and to uncheck the box signifying that disclosure of delinquent filers pursuant to Item 405 of Regulation S-K will be contained in the Company’s 2017 definitive proxy statement incorporated by reference in Part III of the 2016 Form 10-K. No revisions are being made to the Company’s financial statements, and this Amendment does not reflect events occurring after the filing of the 2016 Form 10-K, or modify or update those disclosures that may be affected by subsequent events, and no other changes are being made to any other disclosure contained in the 2016 Form 10-K.

In addition, pursuant to the rules of the Securities and Exchange Commission, Item 15 of the 2016 Form 10-K has been amended to contain currently dated certifications of the registrant's Chief Executive Officer and Chief Financial Officer, as required by Section 302 of the Sarbanes-Oxley Act of 2002. All other information contained in the 2016 Form 10-K remains unchanged.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Alan Krenek
Name: Alan Krenek
Title: Senior Vice President, Chief Financial Officer, Treasurer and Secretary

Date: April 6, 2017

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
10.10* †
Employment Agreement of Alan Krenek, effective as of December 31, 2006. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on January 4, 2007)

10.11* †
Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.12* †
Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.13* †
Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.14* †
Amended and Restated Employment Agreement of Thomas Monroe Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.15* †
Amendment to Amended and Restated Employment Agreement, dated as of October 24, 2016, by and between T.M. “Roe” Patterson and Basic (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.16* †
Form of Amendment to Employment Agreement, dated as of October 24, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.17*
Second Amended and Restated ABL Credit Agreement, dated as of December 23, 2016, among Basic, as borrower, Bank of America, N.A., as administrative agent, collateral management agent, swing line lender and an l/c issuer; Wells Fargo Bank, National Association, as collateral management agent and syndication agent (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.18*
Amended and Restated Term Loan Credit Agreement, dated as of December 23, 2016, among Basic and a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.19*
Intercreditor Agreement, dated as of December 23, 2016, with the administrative agent under the Second Amended and Restated ABL Credit Agreement, the administrative agent under the Amended and Restated Term Loan Credit Agreement and the guarantors party thereto (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.20*
Third Amended and Restated Security Agreement, dated December 23, 2016, among Basic, certain of its subsidiaries and the administrative agent under the Second Amended and Restated ABL Credit Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.21*
Amended and Restated Security Agreement, dated as of December 23, 2016, among Basic, certain of its subsidiaries and the administrative agent under the Amended and Restated Term Loan Credit Agreement (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)

10.22*
Amendment No. 3 to Amended and Restated Credit Agreement, dated as of February 26, 2016, among Basic as Borrower, each lender from time to time party thereto and Bank of America, N.A., as administrative agent, swing line lender and an l/c issuer (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.23*
Intercreditor Agreement, dated as of February 26, 2016, among Bank of America, N.A., as administrative agent for the secured parties to the Amended and Restated Credit Agreement, U.S. Bank National Association, as administrative agent and collateral agent for the secured parties to Basic’s Term Loan Credit Agreement, and acknowledged by Basic and each of the guarantors party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.24*
Second Amended and Restated Security Agreement, dated as of February 26, 2016, among Basic, as borrower, and the other debtors under the Amended and Restated Credit Agreement party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.25*
Security Agreement, dated as of February 26, 2016, among Basic, as borrower, the other debtors under the Term Loan Credit Agreement party thereto, and U.S. Bank, National Association, as administrative agent (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 29, 2016)

10.26*
Term Loan Credit Agreement dated as of February 17, 2016, among Basic as Borrower, U.S. Bank National Association, as administrative agent and the Lenders Party thereto. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on February 19, 2016)

10.26*
Amendment No. 1 to Term Loan Credit Agreement dated as of March 28, 2016, among Basic as borrower, U.S. Bank National Association, as administrative agent and the lenders party thereto (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.27*
Amendment No. 2 to Term Loan Credit Agreement dated as of April 27, 2016, among Basic as borrower, U.S. Bank National Association, as administrative agent and the lenders party thereto (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.28*
Amendment No. 3 to Term Loan Credit Agreement dated as of May 10, 2016, among Basic as borrower, U.S. Bank National Association, as administrative agent and the lenders party thereto (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 11, 2016)

10.29*
Temporary Limited Waiver and Consent dated as of August 31, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 7, 2016)

10.30*
Temporary Limited Waiver and Consent dated as of September 1, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 7, 2016)

10.31*
Temporary Limited Waiver dated as of September 13, 2016, among Basic, the guarantors party thereto, the lenders under the Term Loan Credit Agreement and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.32*
Temporary Limited Waiver dated as of September 14, 2016, among Basic, the guarantors party thereto, the lenders under the Amended and Restated Credit Agreement and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.33*
Forbearance dated as of September 14, 2016, among Basic, the guarantors party thereto and holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 15, 2016)

10.34*
First Amendment to Temporary Limited Waiver and Consent dated as of September 28, 2016, among Basic, the guarantors party thereto, lenders under the Term Loan Credit Agreement and U.S. Bank National Association (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.35*
First Amendment to Temporary Limited Waiver dated as of September 28, 2016, among Basic, the guarantors party thereto, lenders under the Amended and Restated Credit Agreement and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on September 30, 2016)

10.36*
First Amendment to Forbearance Agreement dated as of September 28, 2016, among Basic, the guarantors party thereto and the holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8‑K (SEC File No. 001-32693), filed on September 30, 2016)

10.37*
Second Amendment to Temporary Limited Waiver dated as of October 14, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.38*
Third Amendment to Temporary Limited Waiver dated as of October 17, 2016, among Basic, the guarantors party thereto, the lenders party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.39*
Second Amendment to Temporary Limited Waiver and Consent dated as of October 16, 2016, among Basic, the guarantors party thereto, the lenders party thereto and U.S. Bank National Association (Incorporated by reference to Exhibit 10.3 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.40*
Second Amendment to Forbearance Agreement dated as of October 16, 2016, among Basic, the guarantors party thereto and the holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit 10.4 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 18, 2016)

10.41*
Restructuring Support Agreement, dated as of October 23, 2016, among the Debtors, the certain consenting lenders under the Term Loan Credit Agreement and certain consenting holders of Basic’s unsecured senior notes (Incorporated by reference to Exhibit B of the Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors dated October 24, 2016 filed as Exhibit T3E.1 of the Form T-3 filed by Basic Energy Services, Inc. with the SEC on October 24, 2016)

10.42*
Form of Backstop Agreement (Incorporated by reference to Exhibit E of the Restructuring Support Agreement included as Exhibit B to the Disclosure Statement for Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors dated October 24, 2016 filed as Exhibit T3E.1 of the Form T-3 filed by Basic Energy Services, Inc. with the SEC on October 24, 2016)

10.43**
Superpriority Secured Debtor-in-Possession Term Loan Credit Agreement, dated as of October 27, 2016, among Basic Energy Services, Inc., as the Borrower, the subsidiaries of the Borrower, as Guarantors, U.S. Bank National Association, as Administrative Agent and the Lenders party thereto. (Filed as Exhibit 10.43 of the Company’s Current Report on Form 10-K (SEC File No. 001-32693), filed on March 31, 2017)

10.44	Employment Agreement of William T. Dame, effective as of November 1, 2013.
10.45	Employment Agreement of Eric Lannen, effective as of August 1, 2015.
21.1**	Subsidiaries of the Company (Filed as Exhibit 21.1 of the Company’s Current Report on Form 10-K (SEC File No. 001-32693), filed on March 31, 2017)
23.1**	Consent of KPMG LLP (Filed as Exhibit 23.1 of the Company’s Current Report on Form 10-K (SEC File No. 001-32693), filed on March 31, 2017)
31.1**	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act

31.2**	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.3	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.4	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1**	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document

*	Incorporated by reference
**	Previously filed or furnished with the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed on March 31, 2017
†	Management contract or compensatory plan or arrangement