Form 10-Q
period 2017-03-31
BASIC ENERGY SERVICES INC
filed 2017-04-27
CIK 1109189

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
For the quarterly period ended March 31, 2017
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No   ☐
There were 26,000,513 shares of the registrant’s common stock outstanding as of April 26, 2017.

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
This quarterly report includes market share data, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, industry publications and surveys. These sources include Baker Hughes Incorporated, the Association of Energy Service Companies, and the Energy Information Administration of the U.S. Department of Energy. Industry surveys and publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third-party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,640	$98,875
Restricted cash	2,431	2,429
Trade accounts receivable, net of allowance of $1,775 and $0, respectively	129,560	108,655
Accounts receivable - related parties	23	31
Income tax receivable	1,268	1,271
Inventories	36,621	35,691
Prepaid expenses	20,914	15,575
Other current assets	2,467	2,003
Total current assets	243,924	264,530
Property and equipment, net	510,346	488,848
Deferred debt costs, net of amortization	61	—
Intangible assets, net of amortization	3,399	3,458
Other assets	11,547	11,324
Total assets	$769,277	$768,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$65,682	$47,959
Accrued expenses	55,940	51,329
Current portion of long-term debt, net	42,274	38,468
Other current liabilities	668	2,065
Total current liabilities	164,564	139,821
Long-term debt, net	194,442	184,752
Deferred tax liabilities	389	—
Other long-term liabilities	29,691	29,179
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 26,095,434 shares issued and 26,000,513 shares outstanding at March 31, 2017; 26,095,431 shares issued and 25,998,844 shares outstanding at December 31, 2016	261	261
Additional paid-in capital	421,975	417,624
Accumulated deficit	(38,626)	—
Treasury stock, at cost, 94,921 and 96,587 shares at March 31, 2017 and December 31, 2016, respectively	(3,419)	(3,477)
Total stockholders' equity	380,191	414,408
Total liabilities and stockholders' equity	$769,277	$768,160

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(Successor)	(Predecessor)
Revenues:
Completion and remedial services	$80,431	$39,696
Fluid services	50,206	50,250
Well servicing	48,619	38,906
Contract drilling	2,763	1,504
Total revenues	182,019	130,356
Expenses:
Completion and remedial services	67,252	34,788
Fluid services	41,538	41,167
Well servicing	40,916	34,470
Contract drilling	2,408	1,561
General and administrative, including stock-based compensation of $4,448 and $2,841 in three months ended March 31, 2017 and 2016, respectively	34,205	29,562
Depreciation and amortization	25,413	56,152
Gain on disposal of assets	(467)	(75)
Total expenses	211,265	197,625
Operating loss	(29,246)	(67,269)
Other income (expense):
Interest expense	(9,109)	(20,714)
Interest income	12	2
Other income	92	96
Loss before income taxes	(38,251)	(87,885)
Income tax benefit (expense)	(375)	4,546
Net loss	$(38,626)	$(83,339)
Loss per share of common stock:
Basic	$(1.49)	$(2.00)
Diluted	$(1.49)	$(2.00)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2016	26,095,431	$261	$417,624	$(3,477)	$—	$414,408
Issuance of stock	3	—	—	—	—	—
Amortization of share-based compensation	—	—	4,448	—	—	4,448
Treasury stock, net	—	—	(97)	58	—	(39)
Net loss	—	—	—	—	(38,626)	(38,626)
Balance - March 31, 2017 (unaudited)	26,095,434	$261	$421,975	$(3,419)	$(38,626)	$380,191

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2017	2016
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(38,626)	$(83,339)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	25,413	56,152
Accretion on asset retirement obligation	39	36
Change in allowance for doubtful accounts	1,775	(250)
Amortization of deferred financing costs	7	2,991
Amortization of debt discounts	1,553	(68)
Non-cash compensation	4,448	2,841
Gain on disposal of assets	(467)	(75)
Deferred income taxes	389	(5,066)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(22,672)	23,641
Inventories	(930)	3,099
Income tax receivable	3	551
Prepaid expenses and other current assets	(5,028)	2,012
Other assets	(223)	(14)
Accounts payable	17,723	(18,648)
Other liabilities	(924)	(4,438)
Accrued expenses	4,611	(214)
Net cash used in operating activities	(12,909)	(20,789)
Cash flows from investing activities:
Purchase of property and equipment	(25,930)	(4,577)
Proceeds from sale of assets	1,145	513
Net cash used in investing activities	(24,785)	(4,064)
Cash flows from financing activities:
Payments of debt	(10,338)	(12,784)
Proceeds from debt	—	165,000
Change in restricted cash	(2)	(83,606)
Purchase of treasury stock	(39)	(638)
Deferred loan costs and other financing activities	(162)	(14,768)
Net cash provided by (used in) financing activities	(10,541)	53,204
Net increase (decrease) in cash and equivalents	(48,235)	28,351
Cash and cash equivalents - beginning of period	$98,875	46,732
Cash and cash equivalents - end of period	$50,640	$75,083
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2017 (unaudited)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
Emergence from Chapter 11
In connection with the Company’s emergence from the Chapter 11 Cases, on December 23, 2016 ("the Effective Date"), the Company applied the provisions of fresh start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, to its consolidated financial statements. We elected to apply fresh start accounting effective December 31, 2016, to coincide with the timing of our normal December accounting period close.
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
Nature of Operations
Basic provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, fluid services, well servicing and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, California, the Rocky Mountains and Appalachia.

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

Accounting Estimates
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•Depreciation and amortization of property and equipment and intangible assets
•Impairment of property and equipment, and intangible assets

•Allowance for doubtful accounts
•Litigation and self-insured risk reserves
•Fair value of assets acquired and liabilities assumed in an acquisition
•Stock-based compensation and
•Income taxes

2. Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Land	$20,573	$21,010
Buildings and improvements	40,222	39,588
Well service units and equipment	102,762	96,365
Frac equipment/test tanks	100,942	75,506
Pumping equipment	90,156	85,247
Fluid services equipment	63,370	57,359
Disposal facilities	48,728	47,507
Contract drilling equipment	12,308	12,257
Rental equipment	33,480	32,582
Light vehicles	13,584	12,722
Software	641	641
Other	3,866	3,885
Construction equipment	1,563	1,485
Brine and fresh water stations	2,756	2,694
	534,951	488,848
Less accumulated depreciation and amortization	24,605	—
Property and equipment, net	$510,346	$488,848

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	March 31, 2017	December 31, 2016
Fluid services equipment	$29,186	$29,372
Pumping equipment	12,044	12,806
Light vehicles	5,618	5,729
Contract drilling equipment	906	999
Well service units and equipment	—	—
Construction equipment	28	28
	47,782	48,934
Less accumulated amortization	3,518	—
	$44,264	$48,934
Amortization of assets held under capital leases of approximately $3.7 million and $9.6 million for the three months ended March 31, 2017 and 2016, respectively is included in depreciation and amortization expense in the consolidated statements of operations.

3. Intangible Assets

Basic had trade names of $3.4 million as of March 31, 2017 and December 31, 2016, respectively. Trade names have a 15-year life and are tested for impairment annually.

Basic’s intangible assets were as follows (in thousands):

	March 31, 2017	December 31, 2016
Trade names	$3,410	$3,410
Other intangible assets	48	48
	$3,458	$3,458
Less accumulated amortization	59	—
Intangible assets subject to amortization, net	$3,399	$3,458

Amortization expense for the three months ended March 31, 2017 and 2016 was approximately $59,000 and $2.2 million, respectively.
4. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	March 31, 2017	December 31, 2016
Credit facilities:
Term Loan	$163,763	$164,175
Capital leases and other notes	90,494	78,046
Unamortized discounts, premiums, and deferred debt costs	(17,541)	(19,001)
Total principal amount of debt instruments, net	236,716	223,220
Less current portion	42,274	38,468
Long-term debt	$194,442	$184,752

Debt Discounts
Discounts on debt for the three-month period ended March 31, 2017 represent the unamortized discount to fair value of our Amended and Restated Term Loan Credit Agreement (the "Term Loan Agreement") of $10.8 million, the long-term portion of the fair value discount of capital leases of $5.2 million, and the short-term portion of the discount of capital leases of $1.5 million.

As of March 31, 2017, Basic had no borrowings and $51.6 million of letters of credit outstanding under its Second Amended and Restated ABL Credit Agreement (the "ABL Facility"), giving Basic $23.4 million of available borrowing capacity based on its borrowing base determined as of such date.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2017	2016
	(Successor)	(Predecessor)
Cash payments for interest	$1,268	$18,698
Commitment and other fees paid	17	673
Amortization of debt issuance costs and discounts	1,560	2,922
Change in accrued interest	6,242	(1,607)
Other	22	28
	$9,109	$20,714

5. Fair Value Measurements

The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of March 31, 2017 and December 31, 2016. is as follows:

	Fair Value	March 31, 2017		December 31, 2016
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Term Loan	3	$152,928	$156,743	$152,838	$152,838

The fair value of the Term Loan Agreement is based upon our discounted cash flows model using a third-party discount rate. The carrying amount of our ABL Facility approximates fair value due to its variable-rate characteristics.
The carrying amounts of cash and cash equivalents, trade accounts receivable, accounts receivable-related parties, capital leases, accounts payable and accrued expenses approximate fair value due to the short maturities of these instruments.

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
Currently, Basic has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the near term to bring Basic into total compliance with the laws and regulations. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible contamination, the unknown timing and extent of the corrective actions which may be required, the determination of Basic’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
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
Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, automobile liability and medical coverage of $5.0 million, $1.0 million, $1.0 million, and $400,000, respectively. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.
At March 31, 2017 and December 31, 2016, self-insured risk accruals totaled approximately $32.2 million and $35.0 million, respectively, and these amounts are included in other long-term liabilities and accrued expenses.
7. Stockholders’ Equity
Common Stock
In February 2017, Basic granted certain members of management 801,322 performance-based restricted stock units and 320,532 performance-based stock option awards, which each vest over a three-year period.
Treasury Stock
Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of certain restricted stock units and awards. Basic acquired a total of 1,032 shares through net share settlements during the first three months of 2017 and issued 2,698 shares from treasury stock for accelerated vestings in the first three months of 2017 (Successor). Basic acquired 219,837 shares through net share settlements during the first three months of 2016 (Predecessor).

8. Incentive Plan
The following table reflects compensation activity related to the management incentive plan for the three-month period ending March 31, 2017 (dollar amounts in thousands):

	Compensation expense	Unrecognized compensation expense	Weighted average remaining life	Fair value of share based awards vested

Restricted stock	$3,616	$49,367	2.4	$101
Restricted stock options	$832	$12,229	9.8	$—
During the three months ended March 31, 2017 and 2016, there was no excess tax benefit related to equity incentive compensation due to the net operating loss carryforwards (“NOL”). Awards granted prior to the Company's emergence from its Chapter 11 Cases on December 23, 2016 were subsequently cancelled. All outstanding awards at March 31, 2017 were granted upon emergence as part of the Prepackaged Plan or during the first quarter of 2017, and relate to the Company's newly issued shares. If there were no NOL, then there would have been no excess tax benefit at March 31, 2016 and March 31, 2017 respectively.
Stock Option Awards
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the Company's management incentive plan expire 10 years from the date they are granted, and vest over a three-year service period.
The following table reflects changes during the three-month period and a summary of stock options outstanding at March 31, 2017:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	323,770	$36.55
Options granted	320,532	41.90
Options forfeited	(2,158)	36.55
Options exercised	—	—
Outstanding, end of period	642,144	$39.22	9.8	$—
Exercisable, end of period	1,080	$36.55	9.7	$—
Vested or expected to vest, end of period	642,144	$39.22	9.8	$—

There were no stock options exercised during the three months ended March 31, 2017 and 2016.
Restricted Stock Unit Awards
 A summary of the status of Basic’s non-vested restricted stock units at March 31, 2017 and changes during the three months ended March 31, 2017 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Shares	Value Per Share
Non-vested at beginning of period	539,606	$36.55
Granted during period	801,322	41.90
Vested during period	(2,698)	36.55
Forfeited during period	(2,698)	36.55
Non-vested at end of period	1,335,532	$39.76

Phantom Stock Awards

On March 15, 2017, Basic’s Board of Directors approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 42,820. These grants remain subject to vesting annually in one-third increments over a two-year period, with the first portion vested on March 15, 2017 (subject to accelerated vesting in certain circumstances).
9. Related Party Transactions
Basic had receivables from employees of approximately $23,000 and $31,000 as of March 31, 2017 and December 31, 2016, respectively.

10. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
	(Successor)	(Predecessor)
Numerator (both basic and diluted):
Net loss	$(38,626)	$(83,339)
Denominator:
Denominator for basic loss per share	25,999,383	41,608,920
Denominator for diluted loss per share	25,999,383	41,608,920
Basic loss per common share:	$(1.49)	$(2.00)
Diluted loss per common share:	$(1.49)	$(2.00)

Unvested restricted stock units of approximately 1,335,532 were excluded from the computation of diluted loss per share for the three months ended March 31, 2017, and unvested restricted awards of 888,490 were excluded in the computation of diluted loss per share for the three months ended March 31, 2016, as the effect would have been anti-dilutive.

11. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total
Three Months Ended March 31, 2017 (Unaudited)	(Successor)
Operating revenues	$80,431	50,206	48,619	2,763	$—	$182,019
Direct operating costs	(67,252)	(41,538)	(40,916)	(2,408)	—	$(152,114)
Segment profits	$13,179	$8,668	$7,703	$355	$—	$29,905
Depreciation and amortization	$11,766	$6,527	$4,596	$626	$1,898	$25,413
Capital expenditures (excluding acquisitions)	$32,209	$7,421	$8,378	$53	$243	$48,304
Identifiable assets	$256,278	$131,698	$108,013	$12,560	$260,728	$769,277
Three Months Ended March 31, 2016 (Unaudited)	(Predecessor)
Operating revenues	$39,696	$50,250	$38,906	$1,504	$—	$130,356
Direct operating costs	(34,788)	(41,167)	(34,470)	(1,561)	—	(111,986)
Segment profits	$4,908	$9,083	$4,436	$(57)	$—	$18,370
Depreciation and amortization	$19,484	$16,600	$14,064	$3,272	$2,732	$56,152
Capital expenditures (excluding acquisitions)	$576	$3,147	$1,151	$118	$975	$5,967
Identifiable assets	$345,242	$242,292	$219,393	$48,891	$312,707	$1,168,525

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2017	2016
	(Successor)	(Predecessor)
Segment profits	$29,905	$18,370
General and administrative expenses	(34,205)	(29,562)
Depreciation and amortization	(25,413)	(56,152)
Gain on disposal of assets	467	75
Operating loss	$(29,246)	$(67,269)

12. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2017	2016
	(In thousands)
Capital leases and notes issued for equipment	$22,374	$1,390
Asset retirement obligation additions (retirements)	$—	$9

Basic paid no income taxes during the three months ended March 31, 2017 and 2016. Basic paid interest of approximately $1.3 million and $18.7 million during the three months ended March 31, 2017 and 2016, respectively.

13. Recent Accounting Pronouncements
Recently adopted
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” The purpose of this update to is to simplify overly complex areas of GAAP, while maintaining or improving the usefulness of the information. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update was adopted for Basic beginning January 1, 2017, and did not have a material impact on our consolidated financial statements.
In July 2015, the FASB issued ASU 2015-11, “Simplifying the Measurement of Inventory,” to simplify the measurement of inventory, which requires inventory measured using the first in, first out (FIFO) or average cost methods to be subsequently measured at the lower of cost and net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonably predictable cost of completion, disposal and transportation. Currently, these inventory methods are required to be subsequently measured at the lower of cost or market. "Market" could be replacement cost, net realizable value, or net realizable value less an approximately normal profit margin.  This update was adopted for Basic beginning January 1, 2017, and did not have a material impact on our consolidated financial statements.
    Not yet adopted
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
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic expects to recognize additional assets and liabilities related to operating leases with terms longer than one year.
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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our results of operations reflect the impact of our acquisition strategy as a leading consolidator in the domestic land-based well services industry. Our acquisitions have increased our breadth of service offerings at the well site and expanded our market presence. In implementing our acquisition strategy, we made three business acquisitions during 2015. These transactions, along with our emergence from bankruptcy as well as market fluctuations, may make our revenues, expenses and income not directly comparable between periods.
Our total hydraulic horsepower (“hhp”) remained constant at 444,000 for the first quarter of 2017 compared to the first quarter of 2016. Our weighted average number of fluid service trucks decreased from 985 in the first quarter of 2016 to 935 in the first quarter of 2017. Our weighted average number of well servicing rigs remained constant at 421 during the first quarter of 2017 compared to the first quarter of 2016.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2017		2016
	(Successor)		(Predecessor)
Revenues:
Completion and remedial services	$80.4	44%	$39.7	30%
Fluid services	$50.2	27%	$50.3	39%
Well servicing	$48.6	27%	$38.9	30%
Contract drilling	$2.8	2%	$1.5	1%
Total revenues	$182.0	100%	$130.4	100%

 During the fourth quarter of 2015, oil prices declined to a level near $50 per barrel (WTI Cushing) and dropped to levels below $30 before rebounding in late 2016.  During the first quarter of 2017, oil prices improved somewhat, to around $50 per barrel. As a result, we have seen gradual improvement in our customers’ activity levels and utilization of our equipment.  Increases in customer confidence have caused the North American onshore drilling rig count to rise consistently throughout the first quarter, resulting in a significant increase in completion-related activity during the first quarter of 2017. Additionally, production related activities, such as Well Servicing and Fluid Services, have seen increases as customers have increased their maintenance and workover budgets in 2017.
As a result of increased concentration of equipment and activity, utilization and pricing for our services has remained competitive in our oil-based operating areas. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas remained challenged.
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
Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for the Company, see “Segment Overview” below.

Selected Acquisitions and Divestitures
During the year ended December 31, 2016 and through the first three months of 2017, we did not make any business acquisitions.
Segment Overview
Completion and Remedial Services
During the first three months of 2017, our completion and remedial services segment represented approximately 44% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and other services.
Our pumping services provide both large and mid-sized fracturing services in selected markets, including vertical and horizontal wellbores. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 444,000 at March 31, 2017 and 2016, respectively.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During this extended period of decreased spending by oil and gas companies, we have discounted our rates to remain competitive, which has caused lower segment profits.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2016, the full year ended December 31, 2016 and the quarter ended March 31, 2017 (dollars in thousands):

		Segment
	Revenues	Profits %
2016: (Predecessor)
First Quarter	$39,696	12%
Second Quarter	$36,228	9%
Third Quarter	$49,424	18%
Fourth Quarter	$59,219	14%
Full Year	$184,567	14%
2017: (Successor)
First Quarter	$80,431	16%
The increase in completion and remedial services revenue to $80.4 million in the first quarter of 2017 from $59.2 million in the fourth quarter of 2016 resulted primarily from increased activity particularly in our coil tubing and fracing operations. Segment profits as a percentage of revenue increased to 16% in the first quarter of 2017 from 14% in fourth quarter of 2016 on the incremental effect of higher revenues and improved pricing and utilization of our equipment.
Fluid Services

During the first three months of 2017, our fluid services segment represented approximately 27% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and usually have a stable demand but produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We price fluid services by the job, by the hour, or by the quantities sold, disposed of or hauled.

  The following is an analysis of our fluid services operations for each of the quarters in 2016, the full year ended December 31, 2016 and the quarter ended March 31, 2017 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2016: (Predecessor)
First Quarter	985	521,500	$51	$10	18%
Second Quarter	976	474,400	$47	$7	15%
Third Quarter	962	499,900	$49	$8	17%
Fourth Quarter	944	503,200	$52	$7	13%
Full Year	966	1,999,000	$199	$31	16%
2017: (Successor)
First Quarter	935	484,300	$54	$9	17%

Revenue per fluid service truck increased to $54,000 in the first quarter of 2017 compared to $52,000 in the fourth quarter of 2016 on higher disposal well utilization and hot oiling services revenues. Segment profit percentage increased to 17% in the first quarter of 2017 from 13% in the fourth quarter of 2016 primarily due to the incremental effect of higher revenues and higher skim oil sales.
Well Servicing
During the first three months of 2017, our well servicing segment represented 27% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
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
The following is an analysis of our well servicing operations for each of the quarters in 2016, the full year ended December 31, 2016 and the quarter ended March 31, 2017 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2016: (Predecessor)
First Quarter	421	108,400	36%	$321	$44	11%
Second Quarter	421	113,700	38%	$308	$44	14%
Third Quarter	421	136,600	45%	$313	$60	19%
Fourth Quarter	421	146,200	49%	$300	$43	14%
Full Year	421	504,900	42%	$310	$47	14%
2017: (Successor)
First Quarter	421	157,600	52%	$307	$49	16%

Rig utilization was 52% in the first quarter of 2017, up from 49% in the fourth quarter of 2016.  The higher utilization rate in the first quarter of 2017 resulted from an increase in well servicing hours and increases in activity in selected basins. Our segment profit percentage increased to 16% for the first quarter of 2017 from 14% in the fourth quarter of 2016, primarily due to increased utilization and improved plugging and abandonment activity.
Contract Drilling
During the first three months of 2017, our contract drilling segment represented approximately 2% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we charge our drilling rig customers a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 12 rigs during the first quarter of 2017.
The following is an analysis of our contract drilling segment for each of the quarters in 2016, the full year ended December 31, 2016 and the quarter ended March 31, 2017 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2016: (Predecessor)
First Quarter	12	91	$16,500	$(600)	(4)%
Second Quarter	12	91	$16,100	$1,000	6%
Third Quarter	12	92	$20,100	$1,800	9%
Fourth Quarter	12	139	$17,500	$800	(2)%
Full Year	12	413	$17,500	$800	2%
2017: (Successor)
First Quarter	12	135	$20,500	$2,600	13%
 Revenue per drilling day increased to $20,500 in the first quarter of 2017 compared to $17,500 in the fourth quarter of 2016. The increase in revenue per drilling day in the first quarter of 2017 was due to an increase in rig trucking revenues and utilization. Segment profit percentage increased to 13% in the first quarter of 2017 compared to segment loss of 2% in the fourth quarter of 2016 due to increased utilization of our contract drilling trucking operations.
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
Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 1. Basis of Presentation and Nature of Operations of the Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K.

Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2017 compared to the three months ended March 31, 2016. The implementation of the Prepackaged Plan and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2016 will not be comparable to our consolidated financial statements as of December 31, 2016 or for periods subsequent to December 31, 2016. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended March 31, 2017 Compared to Three Months Ended March 31, 2016
Revenues. Revenues increased by 40% to $182.0 million during the first quarter of 2017 from $130.4 million during the same period in 2016. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2016, when our customers were working with reduced capital budgets and ramping down projects. After the prolonged period of lower oil prices, our customers have gradually begun to increase capital budgets.
Completion and remedial services revenues increased by 103% to $80.4 million during the first quarter of 2017 compared to $39.7 million in the same period in 2016. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coil tubing lines of business. Total hydraulic horsepower remained constant at 444,000 at March 31, 2017 and March 31, 2016.
Fluid services revenues remained constant at $50.2 million during the first quarter of 2017 compared to the same period in 2016. Our revenue per fluid service truck increased 6% to $54,000 in the first quarter of 2017 compared to $51,000 in the same period in 2016 mainly due to increases in disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 935 during the first quarter of 2017 compared to 985 in the same period in 2016.
Well servicing revenues increased by 25% to $48.6 million during the first quarter of 2017 compared to $38.9 million during the same period in 2016. The increase was driven by an increase in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs remained constant at 421 during the first quarter of 2017 and 2016.  Utilization was 52% in the first quarter of 2017, compared to 36% in the comparable quarter of 2016. Revenue per rig hour in the first quarter of 2017 was $307, decreasing from $321 in the comparable quarter of 2016 due to competitive rate pressures.
Contract drilling revenues increased by 84% to $2.8 million during the first quarter of 2017 compared to $1.5 million in the same period in 2016. The number of rig operating days increased 48% to 135 in the first quarter of 2017 compared to 91 in the first quarter of 2016. The increase in revenue and rig operating days was due to an increase in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $152.1 million during the first quarter of 2017 from $112.0 million in the same period in 2016, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment increased by 93% to $67.3 million during the first quarter of 2017 compared to $34.8 million for the same period in 2016 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 16% of revenues during the first quarter of 2017 compared to 12% for the same period in 2016, due to the improved utilization of equipment and incremental margins from a higher revenue base.
Direct operating expenses for the fluid services segment increased by 1% to $41.5 million during the first quarter of 2017 compared to $41.2 million for the same period in 2016, mainly due to activity levels remaining constant. Segment profits were 17% of revenues during the first quarter of 2017 compared to 18% for the same period in 2016, due to a smaller fleet to spread fixed costs.
Direct operating expenses for the well servicing segment increased by 19% to $40.9 million during the first quarter of 2017 compared to $34.5 million for the same period in 2016. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits increased to 16% of revenues during the first quarter of 2017 compared to 11% of revenues during the first quarter of 2016 due to improved utilization of our equipment and incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment increased 54% to $2.4 million during the first quarter of 2017 compared to $1.6 million for the same period in 2016, due to increased activity and rig operating days. Segment profits increased to 13% of revenues during the first quarter of 2017 from a segment loss of 4% during the first quarter of 2016 due to an increase in drilling projects during the first quarter of 2017.
General and Administrative Expenses. General and administrative expenses increased by 16% to $34.2 million during the first quarter of 2017 from $29.6 million for the same period in 2016, due to costs related to increased stock-based compensation expense and professional fees associated with the implementation of our fresh start accounting process. General and administrative expenses included $4.4 million and $2.8 million of stock-based compensation expense during the first quarters of 2017 and 2016, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $25.4 million during the first quarter of 2017 compared to $56.2 million for the same period in 2016.  The decrease in depreciation and amortization expense is due to the revaluation of our asset base as of December 31, 2016 as part of the adoption of the fresh start accounting associated with our emergence from bankruptcy.
Interest Expense. Interest expense decreased to $9.1 million during the first quarter of 2017 compared to $20.7 million during the first quarter of 2016. The decrease in interest expense is due to the cancellation of our unsecured notes as part of our emergence from bankruptcy on December 23, 2016 offset by the full quarter impact of our Term Loan.
Income Tax Expense. There was income tax expense of $375,000 during the first quarter of 2017 compared to an income tax benefit of $4.5 million for the same period in 2016. Excluding the impact of the valuation allowance, our effective tax rate during the first quarter of 2017 and 2016 was approximately 37% and 36%, respectively.  The difference in the rate from 2016 to 2017 is due to the impact of increased state tax rates.
Liquidity and Capital Resources
As of March 31, 2017, our primary capital resources were utilization of capital leases and borrowings under our $75.0 million Second Amended and Restated ABL Credit Agreement (the"ABL Facility"), partially offset by net cash used in operations. As of March 31, 2017, we had unrestricted cash and cash equivalents of $50.6 million compared to $98.9 million as of December 31, 2016. An additional amount of $2.4 million is classified as restricted cash. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities
Cash used in operating activities was $12.9 million for the three months ended March 31, 2017, a decrease compared to cash used in operating activities of $20.8 million during the same period in 2016.  Operating cash flow usage in the first three months of 2017 was lower than the same period in 2016 due to improved operating results and a lower operating loss.
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

Capital Expenditures
Cash capital expenditures during the first three months of 2017 were $25.9 million compared to $4.6 million in the same period of 2016. We added $22.4 million of additional assets through our capital lease program and other financing arrangements during the first three months of 2017 compared to $1.4 million of additional assets in the same period in 2016.
We currently have planned capital expenditures for the full year of 2017 of under $115.0 million, including capital leases of $70.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Capital Resources and Financing
Our current primary capital resources are cash flow from our operations, our ABL Facility, the ability to enter into capital leases, the ability to incur additional secured indebtedness, and a cash balance of $50.6 million at March 31, 2017. We had no borrowings and $51.6 million in letters of credit outstanding under the ABL Facility, as of March 31, 2017, giving us $23.4 million of available borrowing capacity. In 2017, we financed activities in excess of cash flow from operations primarily through the use of cash, capital leases and other financing arrangements. The Term Loan Agreement had $163.8 million aggregate outstanding principal amount of loans as of March 31, 2017 and no additional borrowing capacity.

On April 13, 2017, the Company filed a universal shelf registration statement on Form S-3 covering $1 billion of securities. As of April 24, 2017, the registration statement has not been declared effective by the SEC, and has not indicated whether it will review the filing.
Contractual Obligations
We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our capital leases, (2) our operating leases, (3) our asset retirement obligations and (4) our other long-term liabilities. The following table outlines our contractual obligations as of March 31, 2017 (in thousands):

	Obligations Due in
	Periods Ended March 31,
Contractual Obligations	Total	2017	2018 to 2019	2020 to 2021	Thereafter
Term Loan Credit Agreement	$163,763	$1,238	$3,300	$159,225	$—
Capital leases and other financing arrangements	96,818	35,999	58,369	2,357	93
Operating leases	21,925	4,298	8,923	6,726	1,978
Asset retirement obligation	2,475	548	484	542	901
Total	$284,981	$42,083	$71,076	$168,850	$2,972
Our long-term debt as of March 31, 2017, excluding capital leases, consisted of $162.1 million under our Term Loan Agreement. Interest on long-term debt relates to our future contractual interest obligations under our Amended and Restated Term Loan Agreement and our capital leases. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate. Our asset retirement obligation relates to disposal wells.
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
Net Operating Losses
As of March 31, 2017, Basic had approximately $636.0 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $238.6 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2017.
Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2017, a valuation allowance of $216.2 million was recorded against the Company's net deferred tax asset for all jurisdictions that are not expected to be realized.
Recent Accounting Pronouncements
The Company's consideration of recent accounting pronouncements is included in Note 13. Recent Accounting Pronouncements to these consolidate financial statements.
Impact of Inflation on Operations
Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2017, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchase of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases for the three months ended March 31, 2017:

Issuer Purchases of Equity Securities
		Average Price	as Part of Publicly	that May Yet be
	Total Number of	Paid	Announced	Purchased Under
Period	Shares Purchased	Per Share	Program (1)	the Program (1)
January 1 — January 31 (1)	—	$—	—	—
February 1 — February 28 (1)	—	—	—	—
March 1 — March 31 (1)	1,032	37.40	—	—
Total	1,032	$37.40	—	$—

(1) Except as indicated under the column “Total Number of Shares Purchased as Part of Publicly Announced Program,” the shares under “Total Number of Shares Purchased” were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.

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

3.2*
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

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.2*	Form of Performance-Based Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.3*	Form of Phantom Share Award Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

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
(Principal Accounting Officer)

Date: April 27, 2017

Exhibit Index

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

3.2*
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

10.1*	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.2*	Form of Performance-Based Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.3*	Form of Phantom Share Award Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*Incorporated by reference
#Filed with this report
##Furnished with this report