Form 10-Q
period 2017-06-30
BASIC ENERGY SERVICES INC
filed 2017-07-31
CIK 1109189

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
For the quarterly period ended June 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No   ☐
There were 26,027,213 shares of the registrant’s common stock outstanding as of July 28, 2017.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$34,244	$98,875
Restricted cash	2,432	2,429
Trade accounts receivable, net of allowance of $1,751 and $0, respectively	150,475	108,655
Accounts receivable - related parties	22	31
Income tax receivable	1,270	1,271
Inventories	36,680	35,691
Prepaid expenses	21,483	15,575
Other current assets	3,942	2,003
Total current assets	250,548	264,530
Property and equipment, net	520,575	488,848
Deferred debt costs, net of amortization	56	—
Intangible assets, net of amortization	3,339	3,458
Other assets	11,848	11,324
Total assets	$786,366	$768,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$80,993	$47,959
Accrued expenses	57,457	51,329
Current portion of long-term debt, net	46,456	38,468
Other current liabilities	780	2,065
Total current liabilities	185,686	139,821
Long-term debt, net	207,487	184,752
Deferred tax liabilities	389	—
Other long-term liabilities	30,278	29,179
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at June 30, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 26,095,434 shares issued and 26,027,213 shares outstanding at June 30, 2017; 26,095,431 shares issued and 25,998,844 shares outstanding at December 31, 2016	261	261
Additional paid-in capital	427,289	417,624
Accumulated deficit	(62,567)	—
Treasury stock, at cost, 68,221 and 96,587 shares at June 30, 2017 and December 31, 2016, respectively	(2,457)	(3,477)
Total stockholders' equity	362,526	414,408
Total liabilities and stockholders' equity	$786,366	$768,160

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues:
Completion and remedial services	$107,385	$36,228	$187,817	$75,924
Fluid services	50,740	45,491	100,946	95,741
Well servicing	53,054	36,824	101,672	75,731
Contract drilling	2,117	1,461	4,880	2,965
Total revenues	213,296	120,004	395,315	250,361
Expenses:
Completion and remedial services	81,199	32,860	148,451	67,648
Fluid services	41,580	38,619	83,118	79,786
Well servicing	41,796	31,847	82,712	66,318
Contract drilling	1,863	1,368	4,271	2,929
General and administrative, including stock-based compensation of $6,275 and $2,277 in the three months ended June 30, 2017 and 2016 and $10,723 and $5,117 for the six months ended June 30, 2017 and 2016, respectively	36,037	27,078	70,241	56,640
Depreciation and amortization	25,956	54,847	51,369	110,999
(Gain) loss on disposal of assets	(223)	336	(690)	261
Total expenses	228,208	186,955	439,472	384,581
Operating loss	(14,912)	(66,951)	(44,157)	(134,220)
Other income (expense):
Interest expense	(9,179)	(22,521)	(18,289)	(43,235)
Interest income	6	7	18	9
Other income	144	244	235	340
Loss before income taxes	(23,941)	(89,221)	(62,193)	(177,106)
Income tax benefit (expense)	—	(662)	(374)	3,884
Net loss	$(23,941)	$(89,883)	$(62,567)	$(173,222)
Loss per share of common stock:
Basic	$(0.92)	$(2.11)	$(2.41)	$(4.14)
Diluted	$(0.92)	$(2.11)	$(2.41)	$(4.14)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2016	26,095,431	$261	$417,624	$(3,477)	$—	$414,408
Issuance of stock	3	—	—	—	—	—
Amortization of share-based compensation	—	—	10,723	—	—	10,723
Treasury stock, net	—	—	(1,058)	1,020	—	(38)
Net loss	—	—	—	—	(62,567)	(62,567)
Balance - June 30, 2017 (unaudited)	26,095,434	$261	$427,289	$(2,457)	$(62,567)	$362,526

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2017	2016
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(62,567)	$(173,222)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,369	110,999
Accretion on asset retirement obligation	79	72
Change in allowance for doubtful accounts	1,751	(641)
Amortization of deferred financing costs	19	4,486
Amortization of debt discounts	3,862	(138)
Non-cash compensation	10,723	5,117
(Gain) loss on disposal of assets	(690)	261
Deferred income taxes	389	(4,404)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(43,562)	24,010
Inventories	(989)	4,440
Income tax receivable	1	552
Prepaid expenses and other current assets	(5,958)	294
Other assets	(524)	(85)
Accounts payable	26,841	(21,488)
Other liabilities	(265)	(8,338)
Accrued expenses	6,128	16,077
Net cash used in operating activities	(13,393)	(42,008)
Cash flows from investing activities:
Purchase of property and equipment	(33,745)	(11,561)
Proceeds from sale of assets	4,976	1,451
Net cash used in investing activities	(28,769)	(10,110)
Cash flows from financing activities:
Payments of debt	(22,266)	(25,422)
Proceeds from debt	—	165,000
Change in restricted cash	(3)	(30,196)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(38)	(640)
Deferred loan costs and other financing activities	(162)	(17,256)
Net cash (used in) provided by financing activities	(22,469)	91,486
Net (decrease) increase in cash and equivalents	(64,631)	39,368
Cash and cash equivalents - beginning of period	$98,875	46,732
Cash and cash equivalents - end of period	$34,244	$86,100
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2017 (unaudited)
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
Emergence from Chapter 11
In connection with the Company’s emergence from its bankruptcy cases (the "Chapter 11 Cases"), on December 23, 2016 ("the Effective Date"), the Company applied the provisions of fresh start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, to its consolidated financial statements. We elected to apply fresh start accounting effective December 31, 2016, to coincide with the timing of our normal December accounting period close.
The implementation of the First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors (as confirmed, the "Prepackaged Plan") and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2016 will not be comparable to our consolidated financial statements as of December 31, 2016 or for periods subsequent to December 31, 2016.
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
Liquidity and Capital Resources
As of June 30, 2017, our primary capital resources were utilization of capital leases and borrowings under our $75.0 million Second Amended and Restated ABL Credit Agreement (the "ABL Facility"), partially offset by net cash used in operations. As of June 30, 2017, we had unrestricted cash and cash equivalents of $34.2 million compared to $98.9 million as of December 31, 2016. An additional amount of $2.4 million is classified as restricted cash. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
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

Accounting Estimates
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•Depreciation and amortization of property and equipment and intangible assets;
•Impairment of property and equipment, and intangible assets;
•Allowance for doubtful accounts;
•Litigation and self-insured risk reserves;
•Fair value of assets acquired and liabilities assumed in an acquisition;
•Stock-based compensation; and
•Income taxes.

2. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Land	$20,843	$21,010
Buildings and improvements	40,026	39,588
Well service units and equipment	106,118	96,365
Frac equipment/test tanks	108,869	75,506
Pumping equipment	105,812	85,247
Fluid services equipment	68,074	57,359
Disposal facilities	49,900	47,507
Contract drilling equipment	11,051	12,257
Rental equipment	34,114	32,582
Light vehicles	16,059	12,722
Software	641	641
Other	3,969	3,885
Construction equipment	1,638	1,485
Brine and fresh water stations	2,786	2,694
	569,900	488,848
Less accumulated depreciation and amortization	49,325	—
Property and equipment, net	$520,575	$488,848

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	June 30, 2017	December 31, 2016
Fluid services equipment	$60,419	$29,372
Pumping equipment	26,979	12,806
Light vehicles	8,881	5,729
Contract drilling equipment	906	999
Well service units and equipment	—	—
Construction equipment	28	28
	97,213	48,934
Less accumulated amortization	6,948	—
Property and equipment under capital lease, net	$90,265	$48,934

Amortization of assets held under capital leases is included in depreciation and amortization expense in the consolidated statements of operations. Amortization amounts consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Lease amortization expense	$3,893	$9,167	$7,588	$18,802
3. Intangible Assets

Basic had trade names of $3.4 million as of each of June 30, 2017 and December 31, 2016. Trade names have a 15-year life and are tested for impairment annually.

Basic’s intangible assets were as follows (in thousands):

	June 30, 2017	December 31, 2016
Trade names	$3,410	$3,410
Other intangible assets	48	48
	$3,458	$3,458
Less accumulated amortization	119	—
Intangible assets subject to amortization, net	$3,339	$3,458

Amortization expense of intangible assets for the three and six months ended June 30, 2017 and 2016 was as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Intangible amortization expense	$60	$2,200	$119	$4,500

4. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	June 30, 2017	December 31, 2016
Credit facilities:
Term Loan	$163,350	$164,175
Capital leases and other notes	105,818	78,046
Unamortized discounts, premiums, and deferred debt costs	(15,225)	(19,001)
Total principal amount of debt instruments, net	253,943	223,220
Less current portion	46,456	38,468
Long-term debt	$207,487	$184,752

Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of our Amended and Restated Term Loan Credit Agreement (the "Term Loan Agreement") and the short-term and long-term portions of the fair value discount of capital leases:

	June 30, 2017	December 31, 2016
Unamortized discount on Term Loan	$10,308	$11,401
Unamortized discount on Capital Leases - short-term	1,657	1,600
Unamortized discount on Capital Leases - long-term	3,173	6,000
Unamortized deferred debt costs	87	—
	$15,225	$19,001

As of June 30, 2017, Basic had no borrowings and $54.8 million of letters of credit outstanding under its ABL Facility, giving Basic $20.2 million of available borrowing capacity subject to covenant constraints under our ABL Facility, including our fixed charge coverage ratio.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Cash payments for interest	$8,040	$13,862	$9,308	$32,560
Commitment and other fees paid	170	599	187	1,272
Amortization of debt issuance costs and discounts	2,321	1,426	3,881	4,348
Change in accrued interest	(1,364)	6,617	4,878	5,010
Other	12	17	35	45
	$9,179	$22,521	$18,289	$43,235

5. Fair Value Measurements
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of June 30, 2017 and December 31, 2016:

	Fair Value	June 30, 2017		December 31, 2016
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Term Loan	3	$153,042	$156,901	$152,838	$152,838

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
At June 30, 2017 and December 31, 2016, self-insured risk accruals totaled approximately $35.0 million and are included in other long-term liabilities and accrued expenses.
7. Stockholders’ Equity
Common Stock
In February 2017, Basic granted certain members of management 801,322 performance-based restricted stock units and 320,532 performance-based stock option awards, which each vest over a three-year period.
Treasury Stock
Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of certain restricted stock units and awards. Basic acquired a total of 1,032 shares through net share settlements during the first six months of 2017 and issued 29,398 shares from treasury stock for accelerated vestings and stock grants in the first six months of 2017 (Successor). Basic acquired 220,391 shares through net share settlements during the first six months of 2016 (Predecessor).
8. Incentive Plan
The following table reflects compensation activity related to the management incentive plan for the six-month period ending June 30, 2017 (dollar amounts in thousands):

	Compensation expense for three months ended June 30, 2017	Compensation expense for six months ended June 30, 2017	Unrecognized compensation expense	Weighted average remaining life	Fair value of share based awards vested

Restricted stock	$5,212	$8,828	$40,444	2.2	$101
Restricted stock options	$1,063	$1,896	$10,089	9.6	$—
During the three and six months ended June 30, 2017 and 2016, there was no excess tax benefit related to equity incentive compensation. Awards granted prior to the Effective Date were subsequently cancelled. All outstanding awards at June 30, 2017 were granted after the Effective Date as part of the Prepackaged Plan or during the current six-month period, and relate to the Company's newly issued shares.

Stock Option Awards

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the Company's management incentive plan expire ten years from the date they are granted, and vest over a three-year service period.

The following table reflects changes during the six-month period and a summary of stock options outstanding at June 30, 2017:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	323,770	$36.55
Options granted	320,532	41.90
Options forfeited	(2,158)	36.55
Options exercised	—	—
Outstanding, end of period	642,144	$39.22	9.6	$—
Exercisable, end of period	1,080	$36.55	9.5	$—
Vested or expected to vest, end of period	642,144	$39.22	9.6	$—

There were no stock options exercised during the six months ended June 30, 2017 and 2016.
Restricted Stock Unit Awards
 A summary of the status of Basic’s non-vested restricted stock units at June 30, 2017 and changes during the six months ended June 30, 2017 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Shares	Value Per Share
Non-vested at beginning of period	539,606	$36.55
Granted during period	828,022	41.46
Vested during period	(2,698)	36.55
Forfeited during period	(2,698)	36.55
Non-vested at end of period	1,362,232	$39.53

Restricted Stock Awards
On May 25, 2017, Basic’s Board of Directors, the "Board", approved grants of restricted stock awards to non-employee members of the Board. The number of restricted shares granted was 26,700. These grants are subject to vesting over a ten-month period and are subject to accelerated vesting under certain circumstances.

Phantom Stock Awards
On March 15, 2017, the Board approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 42,820. These grants remain subject to vesting annually in one-third increments over a two-year period, with the first portion vested on March 15, 2017 and are subject to accelerated vesting in certain circumstances.
On June 1, 2017 Basic’s Board of Directors approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 79,440. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 15, 2018 and are subject to accelerated vesting in certain circumstances.

9. Related Party Transactions
Basic had receivables from employees of approximately $22,000 and $31,000 as of June 30, 2017 and December 31, 2016, respectively.

10. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Numerator (both basic and diluted):
Net loss	$(23,941)	$(89,883)	$(62,567)	$(173,222)
Denominator:
Denominator for basic loss per share	26,011,369	42,602,128	26,005,409	41,869,855
Denominator for diluted loss per share	26,011,369	42,602,128	26,005,409	41,869,855
Basic loss per common share:	$(0.92)	$(2.11)	$(2.41)	$(4.14)
Diluted loss per common share:	$(0.92)	$(2.11)	$(2.41)	$(4.14)

Unvested restricted stock awards of approximately 1,346,095 and 1,362,232 were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2017, and unvested restricted stock awards of 803,240 and 781,526 were excluded in the computation of diluted loss per share for the three and six months ended June 30, 2016, as the effect would have been anti-dilutive.

11. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Fluid	Well	Contract	Corporate
	Services	Services	Servicing	Drilling	and Other	Total
Three Months Ended June 30, 2017 (Unaudited)	(Successor)
Operating revenues	$107,385	50,740	53,054	2,117	$—	$213,296
Direct operating costs	(81,199)	(41,580)	(41,796)	(1,863)	—	$(166,438)
Segment profits	$26,186	$9,160	$11,258	$254	$—	$46,858
Depreciation and amortization	$12,412	$6,637	$4,636	$501	$1,770	$25,956
Capital expenditures (excluding acquisitions)	$25,849	$8,916	$5,116	$(36)	$1,004	$40,849
Three Months Ended June 30, 2016 (Unaudited)	(Predecessor)
Operating revenues	$36,228	$45,491	$36,824	$1,461	$—	$120,004
Direct operating costs	(32,860)	(38,619)	(31,847)	(1,368)	—	(104,694)
Segment profits	$3,368	$6,872	$4,977	$93	$—	$15,310
Depreciation and amortization	$18,954	$16,145	$13,886	$3,201	$2,661	$54,847
Capital expenditures (excluding acquisitions)	$935	$3,031	$2,303	$—	$1,526	$7,795
Six Months Ended June 30, 2017 (Unaudited)	(Successor)
Operating revenues	$187,817	100,946	101,672	4,880	$—	$395,315
Direct operating costs	(148,451)	(83,118)	(82,712)	(4,271)	—	$(318,552)
Segment profits	$39,366	$17,828	$18,960	$609	$—	$76,763
Depreciation and amortization	$24,563	$13,136	$9,176	$991	$3,503	$51,369
Capital expenditures (excluding acquisitions)	$58,058	$16,337	$13,493	$17	$1,247	$89,152
Identifiable assets	$268,381	$133,557	$109,817	$10,025	$264,586	$786,366
Six Months Ended June 30, 2016 (Unaudited)	(Predecessor)
Operating revenues	$75,924	$95,741	$75,731	$2,965	$—	$250,361
Direct operating costs	(67,648)	(79,786)	(66,318)	(2,929)	—	(216,681)
Segment profits	$8,276	$15,955	$9,413	$36	$—	$33,680
Depreciation and amortization	$38,359	$32,673	$28,102	$6,479	$5,386	$110,999
Capital expenditures (excluding acquisitions)	$1,511	$6,178	$3,454	$113	$2,506	$13,762
Identifiable assets	$324,114	$227,006	$209,498	$45,976	$271,764	$1,078,358

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Segment profits	$46,858	$15,310	$76,763	$33,680
General and administrative expenses	(36,037)	(27,078)	(70,241)	(56,640)
Depreciation and amortization	(25,956)	(54,847)	(51,369)	(110,999)
Gain (loss) on disposal of assets	223	(336)	690	(261)
Operating loss	$(14,912)	$(66,951)	$(44,157)	$(134,220)

12. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods:

	Six Months Ended June 30,
	2017	2016
	(In thousands)
Capital leases and notes issued for equipment	$49,214	$2,201
Asset retirement obligation additions (retirements)	—	(21)
Change in accrued property and equipment	6,193	—

Basic paid no income taxes during the six months ended June 30, 2017 and 2016. Basic paid interest of approximately $9.3 million and $32.6 million during the six months ended June 30, 2017 and 2016, respectively.

13. Recent Accounting Pronouncements
Recently adopted
In March 2016, the FASB issued ASU 2016-09, “Compensation-Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting. ” The purpose of this update to is to simplify overly complex areas of GAAP, while maintaining or improving the usefulness of the information. The areas for simplification in this update involve several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. This update was adopted for Basic beginning January 1, 2017, and did not have a material impact on our consolidated financial statements.
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
We are currently determining the impact of the new standard on the revenue streams from the services we provide. Our approach will include performing a detailed review of key contracts representative of our different businesses and comparing historical accounting policies and practices to the new standard. Our services are primarily short-term in nature, and our assessment is that we do not expect the new revenue recognition standard will have a material impact on our operating results, however may impact our financial statement disclosures upon adoption. We intend to adopt the new standard as of January 1, 2018.
In February 2016, the FASB issued ASU 2016-02, “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for Basic in annual periods beginning after

December 15, 2018, including interim periods within those fiscal years. Basic expects to recognize additional right-of-use assets and liabilities related to operating leases with terms longer than one year.
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
In November 2016 the FASB issued ASU 2016-18- "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies the treatment of cash inflows into and cash payments from restricted cash. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017, Basic intends to adopt this standard as of January 1, 2018, and does not expect significant changes to the cash flow statement as a result.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, fluid services and contract drilling. Our emergence from bankruptcy, and various market fluctuations, may make our revenues, expenses and income not directly comparable between periods.
Our total hydraulic horsepower (“hhp”) increased to 518,000 at the end of the second quarter of 2017 compared to 444,000 for the second quarter of 2016. Weighted average horsepower increased to 488,000 for the second quarter of 2017 from 444,000 in the second quarter of 2016. Our weighted average number of fluid service trucks decreased to 943 in the second quarter of 2017 from 976 in the second quarter of 2016. Our weighted average number of well servicing rigs remained constant at 421 during the second quarter of 2017 compared to the second quarter of 2016.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2017		2016
	(Successor)		(Predecessor)
Revenues:
Completion and remedial services	$187.8	47%	$75.9	30%
Fluid services	$100.9	26%	$95.8	38%
Well servicing	$101.7	26%	$75.7	31%
Contract drilling	$4.9	1%	$3.0	1%
Total revenues	$395.3	100%	$250.4	100%

 During the fourth quarter of 2015, oil prices declined to levels below $50 per barrel (WTI Cushing) and dropped to levels below $30 in early 2016 before rebounding in late 2016.  During the first half of 2017, oil prices gradually improved with pricing in the mid-$50 range before declining to the mid-$40 range by the end of the second quarter. As a result of the overall increase in pricing, our customers’ activity levels and utilization of our equipment has gradually improved.  General improvement in customer confidence has caused the North American onshore drilling rig count to rise, resulting in a significant increase in completion-related activity during the first half of 2017. Additionally, production related activities, such as well servicing and fluid services, have seen increases as customers have increased their maintenance and workover budgets in 2017.
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
Selected Acquisitions and Divestitures
During the year ended December 31, 2016 and through the first six months of 2017, we did not make any business acquisitions or divestitures.
Segment Overview
Completion and Remedial Services
During the first six months of 2017, our completion and remedial services segment represented approximately 47% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and other services.
Our pumping services provide both large and mid-sized fracturing services in selected markets, including vertical and horizontal wellbores. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 518,000 at June 30, 2017 and 444,000 at June 30, 2016, respectively. Weighted average horsepower increased to 488,000 for the second quarter of 2017 from 444,000 in the second quarter of 2016.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During the extended period of decreased spending by oil and gas companies in 2015 and 2016, we discounted our rates to remain competitive, which has caused lower segment profits. As activity has improved in the first half of 2017, we have gained limited pricing increases.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017 and June 30, 2017 (dollars in thousands):

		Segment
	Revenues	Profits %
2016: (Predecessor)
First Quarter	$39,696	12%
Second Quarter	$36,228	9%
Third Quarter	$49,424	18%
Fourth Quarter	$59,219	14%
Full Year	$184,567	14%
2017: (Successor)
First Quarter	$80,431	16%
Second Quarter	$107,385	24%
The increase in completion and remedial services revenue to $107.4 million in the second quarter of 2017 from $80.4 million in the first quarter of 2017 resulted primarily from increased activity particularly in our coil tubing and fracing operations. Segment profits as a percentage of revenue increased to 24% in the second quarter of 2017 from 16% in first quarter of 2017 on the incremental effect of higher revenues and improved pricing and utilization of our equipment.
Fluid Services

During the first six months of 2017, our fluid services segment represented approximately 26% of our revenues. Revenues in our fluid services segment are earned from the sale, transportation, treatment, and recycling, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The fluid services segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and usually have a stable demand, but produce lower relative segment profits than other parts of our fluid services segment. Fluid services for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base fluid services segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We price fluid services by the job, by the hour, or by the quantities sold, disposed of or hauled.

  The following is an analysis of our fluid services operations for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017 and June 30, 2017 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Fluid	Fluid
	Fluid Service	Trucking	Service	Service	Segment
	Trucks	Hours	Truck	Truck	Profits %
2016: (Predecessor)
First Quarter	985	521,500	$51	$10	18%
Second Quarter	976	474,400	$47	$7	15%
Third Quarter	962	499,900	$49	$8	17%
Fourth Quarter	944	503,200	$52	$7	13%
Full Year	966	1,999,000	$199	$31	16%
2017: (Successor)
First Quarter	935	484,300	$54	$9	17%
Second Quarter	943	473,500	$54	$10	18%

Revenue per fluid service truck remained constant at $54,000 in the second quarter of 2017 compared to the first quarter of 2017 on continued high levels of disposal well utilization and hot oiling services revenues. Segment profit percentage increased to 18% in the second quarter of 2017 from 17% in the first quarter of 2017 primarily due to the incremental effect of higher revenues.
Well Servicing
During the first six months of 2017, our well servicing segment represented 26% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
We charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our fleet remained constant in 2016 and 2017 at a weighted average number of 421 rigs.

The following is an analysis of our well servicing operations for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017 and June 30, 2017 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2016: (Predecessor)
First Quarter	421	108,400	36%	$321	$44	11%
Second Quarter	421	113,700	38%	$308	$44	14%
Third Quarter	421	136,600	45%	$313	$60	19%
Fourth Quarter	421	146,200	49%	$300	$43	14%
Full Year	421	504,900	42%	$310	$47	14%
2017: (Successor)
First Quarter	421	157,600	52%	$307	$49	16%
Second Quarter	421	162,300	54%	$321	$69	21%

Rig utilization was 54% in the second quarter of 2017, up from 52% in the first quarter of 2017.  The higher utilization rate in the second quarter of 2017 resulted from an increase in well servicing hours caused by increases in customer demand and activity in selected basins. Our segment profit percentage increased to 21% for the second quarter of 2017 from 16% in the first quarter of 2017, primarily due to increased utilization, pricing and improved plugging and abandonment activity.
Contract Drilling
During the first six months of 2017, our contract drilling segment represented approximately 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we charge our drilling rig customers a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 11 rigs during the second quarter of 2017, which is down from 12 during the first quarter of 2017.
The following is an analysis of our contract drilling segment for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017 and June 30, 2017 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2016: (Predecessor)
First Quarter	12	91	$16.5	$(0.6)	(4)%
Second Quarter	12	91	$16.1	$1	6%
Third Quarter	12	92	$20.1	$1.8	9%
Fourth Quarter	12	139	$17.5	$0.8	(2)%
Full Year	12	413	$17.5	$0.8	2%
2017: (Successor)
First Quarter	12	135	$20.5	$2.6	13%
Second Quarter	11	91	$23.3	$2.8	12%
 Revenue per drilling day increased to $23,300 in the second quarter of 2017 compared to $20,500 in the first quarter of 2017. The increase in revenue per drilling day in the second quarter of 2017 was due to an increase in rig trucking revenues and utilization. Segment profit percentage decreased to 12% in the second quarter of 2017 compared to segment profit of 13% in the first quarter of 2017 due to decreased utilization of our contract drilling rigs.

Operating Cost Overview
Our operating costs are comprised primarily of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. The majority of our employees are paid on an hourly basis. We also incur costs to employ personnel to sell and supervise our services and perform maintenance on our fleet. These costs, however, are not directly tied to our level of business activity. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Compensation for our administrative personnel in local operating yards and in our corporate office is accounted for as general and administrative expenses. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks and other equipment in our fleet, employee payroll and safety record.
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
Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2017 compared to the three and six months ended June 30, 2016. The implementation of the First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2016 will not be comparable to our consolidated financial statements as of December 31, 2016 or for periods subsequent to December 31, 2016. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended June 30, 2017 Compared to Three Months Ended June 30, 2016
Revenues. Revenues increased by 78% to $213.3 million during the second quarter of 2017 from $120.0 million during the same period in 2016. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2016, when our customers were working with reduced capital budgets. After the prolonged period of lower oil prices, our customers have gradually begun to increase their capital and operating spending levels.
Completion and remedial services revenues increased by 196% to $107.4 million during the second quarter of 2017 compared to $36.2 million in the same period in 2016. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coil tubing lines of business. Total hydraulic horsepower increased to 518,000 at June 30, 2017 from 444,000 at June 30, 2016 due to the acquisition of 74,000 HHP during the second quarter of 2017. Weighted average horsepower increased to 488,000 for the second quarter of 2017 from 444,000 in the second quarter of 2016.
Fluid services revenues increased to $50.7 million during the second quarter of 2017 compared to $45.5 million in the same period in 2016. Our revenue per fluid service truck increased 15% to $54,000 in the second quarter of 2017 compared to $47,000 in the same period in 2016 mainly due to increases in trucking activity, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 943 during the second quarter of 2017 compared to 976 in the same period in 2016.
Well servicing revenues increased by 44% to $53.1 million during the second quarter of 2017 compared to $36.8 million during the same period in 2016. The increase was driven by an increase in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs remained constant at 421 during the second quarter of 2017 and 2016.  Utilization was 54% in the second quarter of 2017, compared to 38% in the comparable quarter of 2016. Revenue per rig hour in the second quarter of 2017 was $321, increasing from $308 in the comparable quarter of 2016 due to rate increases to customers.
Contract drilling revenues increased by 45% to $2.1 million during the second quarter of 2017 compared to $1.5 million in the same period in 2016. The number of rig operating days remained constant at 91 in the second quarter of 2017 from 91 in the second quarter of 2016. The increase in revenue was due to an increase in drilling activity and rig trucking activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $166.4 million during the second quarter of 2017 from $104.7 million in the same period in 2016, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.

Direct operating expenses for the completion and remedial services segment increased by 147% to $81.2 million during the second quarter of 2017 compared to $32.9 million for the same period in 2016 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 24% of revenues during the second quarter of 2017 compared to 9% for the same period in 2016, due to the improved utilization of equipment and incremental margins from a higher revenue base.
Direct operating expenses for the fluid services segment increased by 8% to $41.6 million during the second quarter of 2017 compared to $38.6 million for the same period in 2016, mainly due to activity levels improving in 2017. Segment profits were 18% of revenues during the second quarter of 2017 compared to 15% for the same period in 2016, due to an increase in incremental margins from a higher revenue base.
Direct operating expenses for the well servicing segment increased by 31% to $41.8 million during the second quarter of 2017 compared to $31.8 million for the same period in 2016. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits increased to 21% of revenues during the second quarter of 2017 compared to 14% of revenues during the second quarter of 2016 due to improved utilization of our equipment and incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment increased 36% to $1.9 million during the second quarter of 2017 compared to $1.4 million for the same period in 2016, due to increased activity and rig operating days. Segment profits increased to 12% of revenues during the second quarter of 2017 from a segment profit of 6% during the second quarter of 2016 due to an increase in drilling projects during the second quarter of 2017.
General and Administrative Expenses. General and administrative expenses increased by 33% to $36.0 million during the second quarter of 2017 from $27.1 million for the same period in 2016, due to costs related to increased stock-based compensation expense and $1.0 million of restructuring fees associated with the implementation of our fresh start accounting process. General and administrative expenses included $6.3 million and $2.3 million of stock-based compensation expense during the second quarters of 2017 and 2016, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $26.0 million during the second quarter of 2017 compared to $54.8 million for the same period in 2016.  The decrease in depreciation and amortization expense is due to the revaluation of our asset base as of December 31, 2016 as part of the adoption of the fresh start accounting associated with our emergence from bankruptcy.
Interest Expense. Interest expense decreased to $9.2 million during the second quarter of 2017 compared to $22.5 million during the second quarter of 2016. The decrease in interest expense is due to the cancellation of our unsecured notes as part of our emergence from bankruptcy.
Income Tax Expense. There was no income tax expense during the second quarter of 2017 compared to an income tax benefit of $662,000 for the same period in 2016. Excluding the impact of the valuation allowance, our effective tax rate during the second quarter of 2017 and 2016 was approximately 36%.
Six Months Ended June 30, 2017 Compared to Six Months Ended June 30, 2016
Revenues. Revenues increased by 58% to $395.3 million during the six months ended June 30, 2017 from $250.4 million during the same period in 2016. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2016, when our customers were working with reduced capital budgets and ramping down projects. After the prolonged period of lower oil prices, our customers have gradually begun to increase capital budgets.
Completion and remedial services revenues increased by 147% to $187.8 million during the six months ended June 30, 2017 compared to $75.9 million in the same period in 2016. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coil tubing lines of business. Total hydraulic horsepower increased to 518,000 at June 30, 2017 from 444,000 at June 30, 2016 due to the acquisition of 74,000 HHP during the second quarter of 2017. Weighted average horsepower increased to 488,000 for the second quarter of 2017 from 444,000 in the second quarter of 2016.
Fluid services revenues increased by 5% to $100.9 million during the six months ended June 30, 2017 compared to $95.7 million during the same period in 2016. Our revenue per fluid service truck increased 10% to $108,000 in the six months ended June 30, 2017 compared to $98,000 in the same period in 2016 mainly due to increases in trucking activity, disposal utilization and skim oil revenues. Our weighted average number of fluid service trucks decreased to 939 during the six months ended June 30, 2017 compared to 980 in the same period in 2016.
Well servicing revenues increased by 34% to $101.7 million during the six months ended June 30, 2017 compared to $75.7 million during the same period in 2016. The increase was driven by an increase in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs remained constant at 421 during the six months ended June 30, 2017 and 2016.  Utilization was 53% in the six months ended June 30, 2017, compared to 37% in the comparable quarter of 2016. Revenue per rig hour in the six months ended June 30, 2017 was $314, essentially flat from $315 in the comparable period of 2016.
Contract drilling revenues increased by 65% to $4.9 million during the six months ended June 30, 2017 compared to $3.0 million in the same period in 2016. The number of rig operating days increased 24% to 226 in the six months ended June 30, 2017 compared to 182 in the six months ended June 30, 2016. The increase in revenue and rig operating days was due to an increase in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $318.6 million during the six months ended June 30, 2017 from $216.7 million in the same period in 2016, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment increased by 119% to $148.5 million during the six months ended June 30, 2017 compared to $67.6 million for the same period in 2016 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 21% of revenues during the six months ended June 30, 2017 compared to 11% for the same period in 2016, due to the improved utilization and pricing of equipment and incremental margins from a higher revenue base.
Direct operating expenses for the fluid services segment increased by 4% to $83.1 million during the six months ended June 30, 2017 compared to $79.8 million for the same period in 2016, mainly due to activity levels improving in 2017. Segment profits were 18% of revenues during the six months ended June 30, 2017 compared to 17% for the same period in 2016, due to higher levels of disposal utilization and skim oil sales.
Direct operating expenses for the well servicing segment increased by 25% to $82.7 million during the six months ended June 30, 2017 compared to $66.3 million for the same period in 2016. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits increased to 19% of revenues during the six months ended June 30, 2017 compared to 12% of revenues during the six months ended June 30, 2016 due to improved utilization of our equipment and incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment increased 46% to $4.3 million during the six months ended June 30, 2017 compared to $2.9 million for the same period in 2016, due to increased activity and rig operating days. Segment profits increased to 12% of revenues during the six months ended June 30, 2017 from a segment profit of 1% during the six months ended of 2016 due to an increase in drilling projects during the second quarter of 2017.
General and Administrative Expenses. General and administrative expenses increased by 24% to $70.2 million during the six months ended June 30, 2017 from $56.6 million for the same period in 2016, due to costs related to increased stock-based compensation expense and restructuring fees associated with the implementation of our fresh start accounting process. General and administrative expenses included $10.7 million and $5.1 million of stock-based compensation expense during the six months ended June 30, 2017 and 2016, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $51.4 million during the six months ended June 30, 2017 compared to $111.0 million for the same period in 2016.  The decrease in depreciation and amortization expense is due to the revaluation of our asset base as of December 31, 2016 as part of the adoption of the fresh start accounting associated with our emergence from bankruptcy.
Interest Expense. Interest expense decreased to $18.3 million during the six months ended June 30, 2017 compared to $43.2 million during the six months ended June 30, 2016. The decrease in interest expense is due to the cancellation of our unsecured notes as part of our emergence from bankruptcy.
Income Tax Expense. There was income tax expense of $374,000 during the six months ended June 30, 2017 compared to an income tax benefit of $3.9 million for the same period in 2016. Excluding the impact of the valuation allowance, our effective tax rate during each of the six months ended June 30, 2017 and 2016 was approximately 36%.
Liquidity and Capital Resources
As of June 30, 2017, our primary capital resources were utilization of capital leases and borrowings under our $75.0 million Second Amended and Restated ABL Credit Agreement (the "ABL Facility"), partially offset by net cash used in operations. As of June 30, 2017, we had unrestricted cash and cash equivalents of $34.2 million compared to $98.9 million as of December 31, 2016. An additional amount of $2.4 million is classified as restricted cash. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Used in Operating Activities
Cash used in operating activities was $13.4 million for the six months ended June 30, 2017, a decrease compared to cash used in operating activities of $42.0 million during the same period in 2016.  Operating cash flow usage in the first six months of 2017 was lower than the same period in 2016 due to improved operating results and improved working capital levels.
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

Capital Expenditures
Cash capital expenditures during the first six months of 2017 were $39.9 million compared to $11.6 million in the same period of 2016. We added $49.2 million of additional assets through our capital lease program and other financing arrangements during the first six months of 2017 compared to $2.2 million of additional assets in the same period in 2016.
We currently have planned capital expenditures for the full year of 2017 of under $115.0 million, including capital leases of $70.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Capital Resources and Financing
Our current primary capital resources are cash flow from our operations, our ABL Facility, the ability to enter into capital leases, the ability to incur additional secured indebtedness, and a cash balance of $34.2 million at June 30, 2017. We had no borrowings and $54.8 million in letters of credit outstanding under the ABL Facility, as of June 30, 2017, giving us $20.2 million of available borrowing capacity subject to covenant constraints under our ABL Facility, including our fixed charge coverage ratio. In 2017, we financed activities in excess of cash flow from operations primarily through the use of cash, capital leases and other financing arrangements. Our Amended and Restated Term Loan Agreement (the "Term Loan Agreement") had $163.4 million aggregate outstanding principal amount of loans as of June 30, 2017 and no additional borrowing capacity.
On April 13, 2017, the Company filed a universal shelf registration statement on Form S-3 covering $1 billion of securities. As of July 31, 2017, the registration statement has not been declared effective by the SEC.
Contractual Obligations
We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our capital leases, (2) our operating leases, (3) our asset retirement obligations and (4) our other long-term liabilities. The following table outlines our contractual obligations as of June 30, 2017 (in thousands):

	Obligations Due in
	Periods Ended June 30,
Contractual Obligations	Total	2017	2018 to 2019	2020 to 2021	Thereafter
Term Loan Credit Agreement	$163,350	$825	$3,300	$159,225	$—
Capital leases and other financing arrangements	105,818	22,985	71,750	10,987	96
Operating leases	20,868	2,960	9,231	6,779	1,898
Asset retirement obligation	2,515	548	491	553	923
Total	$292,551	$27,318	$84,772	$177,544	$2,917
Interest on long-term debt relates to our future contractual interest obligations under the Term Loan Agreement and our capital leases. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate. Our asset retirement obligation relates to disposal wells.
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
Net Operating Losses
As of June 30, 2017, Basic had approximately $655.3 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $245.5 million of NOL carryforwards for state income tax purposes which begin to expire in 2017.
Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2017, a valuation allowance of $225.0 million was recorded against the Company's net deferred tax assets for all jurisdictions that are not expected to be realized.
Recent Accounting Pronouncements
The Company's consideration of recent accounting pronouncements is included in Note 13. Recent Accounting Pronouncements to the consolidated financial statements included in this quarterly report.
Impact of Inflation on Operations
Management is of the opinion that inflation has not had a significant impact on our business.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2017, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
There were no repurchases of equity securities during the period.

ITEM 6.  EXHIBITS

Exhibit
No.	Description

2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 12, 2016)

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 12, 2016)

3.1*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

3.2*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.1*
Specimen Stock Certificate representing Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.2*
Warrant Agreement between Basic, as issuer, and American Stock Transfer & Trust Company, LLC, as warrant agent, dated as of December 23, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G (SEC File No. 000-30691) filed on December 23, 2016)

4.3*
Registration Rights Agreement, dated as of December 23, 2016, between Basic and certain stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

10.1*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 17, 2017)
10.2*
Basic Energy Services, Inc. Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-218224) filed on May 25, 2017)

10.3#	Form of Non-Employee Director Stock Award Agreement and Notice

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

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
(Principal Accounting Officer)

Date: July 31, 2017

Exhibit Index

Exhibit
No.	Description

2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 12, 2016)

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 12, 2016)

3.1*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

3.2*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.1*
Specimen Stock Certificate representing Common Stock of the Company (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.2*
Warrant Agreement between Basic, as issuer, and American Stock Transfer & Trust Company, LLC, as warrant agent, dated as of December 23, 2016. (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form 8-A12G (SEC File No. 000-30691) filed on December 23, 2016)

4.3*
Registration Rights Agreement, dated as of December 23, 2016, between Basic and certain stockholders (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

10.1*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 17, 2017)
10.2*
Basic Energy Services, Inc. Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-218224) filed on May 25, 2017)

10.3#	Form of Non-Employee Director Stock Award Agreement and Notice

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*Incorporated by reference
#Filed with this report
##Furnished with this report