Form 10-Q
period 2017-09-30
BASIC ENERGY SERVICES INC
filed 2017-11-06
CIK 1109189

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
For the quarterly period ended September 30, 2017
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No   ☐
There were 26,028,149 shares of the registrant’s common stock outstanding as of November 3, 2017.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,168	$98,875
Restricted cash	47,680	2,429
Trade accounts receivable, net of allowance of $1,907 and $0, respectively	168,220	108,655
Accounts receivable - related parties	22	31
Income tax receivable	3,010	1,271
Inventories	35,255	35,691
Prepaid expenses	24,470	15,575
Other current assets	5,224	2,003
Total current assets	327,049	264,530
Property and equipment, net	516,371	488,848
Deferred debt costs, net of amortization	2,038	—
Intangible assets, net of amortization	3,280	3,458
Other assets	12,407	11,324
Total assets	$861,145	$768,160
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,550	$47,959
Accrued expenses	62,076	51,329
Current portion of long-term debt, net	50,849	38,468
Other current liabilities	3,626	2,065
Total current liabilities	206,101	139,821
Long-term debt, net	269,330	184,752
Deferred tax liabilities	389	—
Other long-term liabilities	30,753	29,179
Commitments and contingencies
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2017 and December 31, 2016	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 26,096,370 shares issued and 26,028,149 shares outstanding at September 30, 2017; 26,095,431 shares issued and 25,998,844 shares outstanding at December 31, 2016	261	261
Additional paid-in capital	433,181	417,624
Accumulated deficit	(76,413)	—
Treasury stock, at cost, 68,221 and 96,587 shares at September 30, 2017 and December 31, 2016, respectively	(2,457)	(3,477)
Total stockholders' equity	354,572	414,408
Total liabilities and stockholders' equity	$861,145	$768,160
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Revenues:
Completion and remedial services	$123,650	$49,425	$311,466	$125,348
Water logistics	52,333	47,178	153,279	142,919
Well servicing	54,629	43,160	156,302	118,891
Contract drilling	2,848	1,847	7,728	4,812
Total revenues	233,460	141,610	628,775	391,970
Expenses:
Completion and remedial services	84,481	40,292	232,932	107,941
Water logistics	41,281	39,268	124,399	119,053
Well servicing	43,219	35,028	125,931	101,345
Contract drilling	2,547	1,683	6,818	4,612
General and administrative, including stock-based compensation of $5,891 and $2,238 in the three months ended September 30, 2017 and 2016 and $16,615 and $7,355 for the nine months ended September 30, 2017 and 2016, respectively	39,235	30,065	109,478	86,706
Restructuring costs	—	10,470	—	10,470
Depreciation and amortization	29,478	53,142	80,846	164,141
Goodwill impairment	—	646	—	646
(Gain) loss on disposal of assets	26	(128)	(664)	133
Total expenses	240,267	210,466	679,740	595,047
Operating loss	(6,807)	(68,856)	(50,965)	(203,077)
Other income (expense):
Interest expense	(8,892)	(23,953)	(27,181)	(67,188)
Interest income	5	14	23	23
Bargain purchase gain on acquisition	—	662	—	662
Other income	109	37	344	378
Loss before income taxes	(15,585)	(92,096)	(77,779)	(269,202)
Income tax benefit (expense)	1,740	(1)	1,366	3,883
Net loss	$(13,845)	$(92,097)	$(76,413)	$(265,319)
Loss per share of common stock:
Basic	$(0.53)	$(2.16)	$(2.94)	$(6.32)
Diluted	$(0.53)	$(2.16)	$(2.94)	$(6.32)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2016	26,095,431	$261	$417,624	$(3,477)	$—	$414,408
Issuance of stock	939	—	—	—	—	—
Amortization of share-based compensation	—	—	16,615	—	—	16,615
Treasury stock, net	—	—	(1,058)	1,020	—	(38)
Net loss	—	—	—	—	(76,413)	(76,413)
Balance - September 30, 2017 (unaudited)	26,096,370	$261	$433,181	$(2,457)	$(76,413)	$354,572

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2017	2016
	(Successor)	(Predecessor)
Cash flows from operating activities:
Net loss	$(76,413)	$(265,319)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	80,846	164,141
Goodwill impairment	—	646
Bargain purchase gain on acquisition	—	(662)
Accretion on asset retirement obligation	119	109
Change in allowance for doubtful accounts	1,907	(690)
Amortization of deferred financing costs	14	6,085
Amortization of debt discounts	5,649	(209)
Non-cash compensation	16,615	7,355
(Gain) loss on disposal of assets	(664)	133
Deferred income taxes	389	(4,403)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(61,463)	7,038
Inventories	437	3,274
Income tax receivable	(1,740)	555
Prepaid expenses and other current assets	(9,446)	1,245
Other assets	(1,083)	(837)
Accounts payable	32,865	(13,962)
Other liabilities	3,046	(4,770)
Accrued expenses	10,747	28,466
Net cash provided by (used in) operating activities	1,825	(71,805)
Cash flows from investing activities:
Purchase of property and equipment	(48,295)	(22,907)
Proceeds from sale of assets	7,834	2,781
Net cash used in investing activities	(40,461)	(20,126)
Cash flows from financing activities:
Payments of debt	(33,649)	(37,962)
Proceeds from debt	64,000	165,000
Change in restricted cash	(45,251)	(28,677)
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(38)	(640)
Deferred loan costs and other financing activities	(2,133)	(18,184)
Net cash (used in) provided by financing activities	(17,071)	79,537
Net decrease in cash and equivalents	(55,707)	(12,394)
Cash and cash equivalents - beginning of period	98,875	46,732
Cash and cash equivalents - end of period	$43,168	$34,338
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2017 (unaudited)
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
Emergence from Chapter 11
In connection with the Company’s emergence from its bankruptcy cases (the "Chapter 11 Cases"), on December 23, 2016 (the "Effective Date"), the Company applied the provisions of fresh start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, to its consolidated financial statements. We elected to apply fresh start accounting effective December 31, 2016, to coincide with the timing of our normal December accounting period close.
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
Liquidity and Capital Resources
As of September 30, 2017, our primary capital resources were utilization of capital leases and borrowings under our $100.0 million accounts receivable securitization facility (the “New ABL Facility”). As of September 30, 2017, we had $64.0 million in borrowings under the New ABL Facility. At September 30, 2017, we had unrestricted cash and cash equivalents of $43.2 million compared to $98.9 million as of December 31, 2016. An additional amount of $47.7 million is classified as restricted cash. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
On October 27, 2017, the Company entered into Amendment No. 1 (“Amendment No. 1”) to the New ABL Facility. Among other things, Amendment No. 1 (i) increased the aggregate commitments under the Credit Agreement from $100 million to $120 million, (ii) appointed CIT Bank, N.A. to serve as syndication agent and (iii) added new lenders and amended the commitment schedule to the Credit Agreement.
Nature of Operations
Basic provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, water logistics, well servicing and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, North Dakota, Wyoming, Arkansas, Kansas, Louisiana, California, the Rocky Mountains and Appalachia.

Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic and its wholly owned subsidiaries. Basic has no variable interest in any non-consolidated organization, entity, partnership or contract. All intercompany transactions and balances have been eliminated.

Accounting Estimates and Assumptions
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets, liabilities, revenue, and expenses. Critical accounting estimates are those in which significant judgment is used, and the impact of any changes in estimates would have a significant effect on our consolidated financial statements. Actual results and outcomes may vary from management's estimates and assumptions. Examples of critical accounting estimates and assumptions include:

•Assets lives used to determine depreciation and amortization of property and equipment and intangible assets;
•Fair value of property and equipment and intangible assets;
•Allowance for doubtful accounts;
•Litigation and self-insured risk reserves;
•Stock-based compensation; and
•Potential outcome of income tax events that have been recognized on our consolidated financial statements or returns.

2. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Land	$20,876	$21,010
Buildings and improvements	39,899	39,588
Well service units and equipment	109,568	96,365
Frac equipment/test tanks	109,375	75,506
Pumping equipment	112,638	85,247
Water logistics equipment	75,253	57,359
Disposal facilities	51,256	47,507
Contract drilling equipment	11,064	12,257
Rental equipment	33,966	32,582
Light vehicles	19,835	12,722
Software	727	641
Other	4,122	3,885
Construction equipment	1,818	1,485
Brine and fresh water stations	2,697	2,694
	593,094	488,848
Less accumulated depreciation and amortization	76,723	—
Property and equipment, net	$516,371	$488,848

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	September 30, 2017	December 31, 2016
Pumping equipment	$55,778	$12,806
Water logistics equipment	36,967	29,372
Light vehicles	12,484	5,729
Contract drilling equipment	783	999
Well service units and equipment	63	—
Construction equipment	28	28
	106,103	48,934
Less accumulated amortization	11,985	—
Property and equipment under capital lease, net	$94,118	$48,934

Amortization of assets held under capital leases is included in depreciation and amortization expense in the consolidated statements of operations. Amortization amounts consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Lease amortization expense	$5,657	$8,618	$13,245	$27,420
3. Intangible Assets

Basic had trade names of $3.4 million as of each of September 30, 2017 and December 31, 2016. Trade names have a 15-year life and are tested for impairment when triggering events are identified.

Basic’s intangible assets were as follows (in thousands):

	September 30, 2017	December 31, 2016
Trade names	$3,410	$3,410
Other intangible assets	48	48
	$3,458	$3,458
Less accumulated amortization	178	—
Intangible assets subject to amortization, net	$3,280	$3,458

Amortization expense of intangible assets for the three and six months ended September 30, 2017 and 2016 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Intangible amortization expense	$59	$2,227	$178	$6,455

4. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	September 30, 2017	December 31, 2016
Credit facilities:
Term Loan	$162,938	$164,175
New ABL Facility	64,000	—
Capital leases and other notes	106,674	78,046
Unamortized discounts, premiums, and deferred debt costs	(13,433)	(19,001)
Total principal amount of debt instruments, net	320,179	223,220
Less current portion	50,849	38,468
Long-term debt	$269,330	$184,752

Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of our Amended and Restated Term Loan Credit Agreement (the "Term Loan Agreement") and the short-term and long-term portions of the fair value discount of capital leases (in thousands):

	September 30, 2017	December 31, 2016
Unamortized discount on Term Loan	$9,758	$11,401
Unamortized discount on Capital Leases - short-term	1,657	1,600
Unamortized discount on Capital Leases - long-term	1,936	6,000
Unamortized deferred debt costs	82	—
	$13,433	$19,001

On September 29, 2017, Basic terminated its $75 million credit facility and entered into the New ABL Facility pursuant to (i) a Receivables Transfer Agreement (the “Transfer Agreement”) entered into by and among Basic Energy Services, L.P. (“BES LP”), as the initial originator and Basic Energy Receivables, LLC (the “SPE”), as the transferee and (ii) the Credit Agreement.
Under the Transfer Agreement, BES LP will sell or contribute, on an ongoing basis, its accounts receivable and related security and interests in the proceeds thereof (the “Transferred Receivables”) to the SPE. The SPE will finance a portion of its purchase of the accounts receivable through borrowings, on a revolving basis, of up to $100 million (with the ability to request an increase in the size of the New ABL Facility by $50 million) under the Credit Agreement, and such borrowings will be secured by the accounts receivable. The SPE will finance its purchase of the remaining portion of the accounts receivable by issuing subordinated promissory notes to BES LP and/or by contributing the remaining portion of the accounts receivables in exchange for equity in the SPE in the amount of the purchase price of the receivable not paid in cash. BES LP will be responsible for the servicing, administration and collection of the accounts receivable, with all collections going into lockbox accounts. The Company has provided a customary guaranty of performance to the administrative agent with respect to certain obligations of BES LP and any successor servicer under the New ABL Facility. In connection with entering into the New ABL Facility, on September 29, 2017, the Company amended the Term Loan Agreement to permit, among other things, (i) the acquisition of the Transferred Receivables by the SPE pursuant to the Transfer Agreement, free and clear of the liens under the Term Loan Agreement and (ii) the transactions contemplated under each of the Transfer Agreement and Credit Agreement. The Company consolidates the foregoing entities, and all intercompany activity is eliminated upon consolidation.
On October 27, 2017, the Company entered into Amendment No. 1. Among other things, Amendment No. 1 (i) increased the aggregate commitments under the Credit Agreement from $100 million to $120 million, (ii) appointed CIT Bank, N.A. to serve as syndication agent and (iii) added new lenders and amended the commitment schedule to the Credit Agreement.
As of September 30, 2017, Basic had $45.2 million of letters of credit outstanding secured by restricted cash borrowed under the New ABL Facility. Basic had borrowings under the New ABL Facility of $64.0 million as of September 30, 2017, giving Basic $30.9 million of available borrowing capacity under the New ABL Facility.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Cash payments for interest	$7,611	$5,899	$16,919	$38,459
Commitment and other fees paid	—	1,008	187	2,280
Amortization of debt issuance costs and discounts	1,850	1,528	5,731	5,876
Change in accrued interest	57	15,493	4,934	20,503
Capitalized interest	(660)	—	(660)	—
Other	34	25	70	70
	$8,892	$23,953	$27,181	$67,188

5. Fair Value Measurements
The following is a summary of the carrying amounts and estimated fair values of our financial instruments as of September 30, 2017 and December 31, 2016:

	Fair Value	September 30, 2017		December 31, 2016
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Term Loan	3	$153,180	$157,016	$152,838	$152,838

The fair value of the Term Loan Agreement is based upon our discounted cash flows model using a third-party discount rate. The carrying amount of our New ABL Facility approximates fair value due to its variable-rate characteristics.
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
At September 30, 2017 and December 31, 2016, self-insured risk accruals totaled approximately $32.5 million and $35.0 million, respectively, and are included in accrued expenses and other long-term liabilities.
7. Stockholders’ Equity
Common Stock
In February 2017, Basic granted certain members of management 801,322 performance-based restricted stock units and 320,532 performance-based stock option awards, which each vest over a three-year period. In August 2017, Basic granted certain members of management 6,476 stock options, 16,190 restricted stock units, 6,476 performance-based stock options and 16,190 performance-based restricted stock units.
Treasury Stock

Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of certain restricted stock units and awards. Basic acquired a total of 1,032 shares of common stock through net share settlements during the first nine months of 2017 and issued 29,398 shares from treasury stock for accelerated vestings and stock grants in the first nine months of 2017 (Successor). Basic acquired 220,391 shares of common stock through net share settlements during the first nine months of 2016 (Predecessor).
Stock Offering
In August 2017, Basic commenced an at-the-market public offering (the "ATM Program"), under which it could have sold shares of its common stock having an aggregate value of up to $50 million. Basic terminated the ATM Program on September 30, 2017.
8. Incentive Plan
The following table reflects compensation activity related to the management incentive plan for the nine-month period ending September 30, 2017 (dollar amounts in thousands):

	Compensation expense for three months ended September 30, 2017	Compensation expense for nine months ended September 30, 2017	Unrecognized compensation expense	Weighted average remaining life	Fair value of share based awards vested

Restricted stock	$4,880	$13,708	$36,744	1.9	$101
Restricted stock options	$1,011	$2,907	$9,320	9.3	$—
During the three and nine months ended September 30, 2017 and 2016, there was no excess tax benefit related to equity incentive compensation. Awards granted prior to the Effective Date were subsequently cancelled. All outstanding awards at September 30, 2017 were granted after the Effective Date as part of the Prepackaged Plan or during the current nine-month period, and relate to the Company's newly issued shares of common stock.

Stock Option Awards

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the Company's management incentive plan expire ten years from the date they are granted, and vest over a three-year service period.
The following table reflects changes during the nine-month period and a summary of stock options outstanding at September 30, 2017:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	323,770	$36.55
Options granted	333,484	41.80
Options forfeited	(2,158)	36.55
Options exercised	—	—
Outstanding, end of period	655,096	$39.22	9.3	$—
Exercisable, end of period	1,080	$36.55	9.2	$—
Vested or expected to vest, end of period	655,096	$39.22	9.3	$—

There were no stock options exercised during the nine months ended September 30, 2017 and 2016.

Restricted Stock Unit Awards
 A summary of the status of Basic’s non-vested restricted stock units at September 30, 2017 and changes during the nine months ended September 30, 2017 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Shares	Value Per Share
Non-vested at beginning of period	539,606	$36.55
Granted during period	860,402	41.37
Vested during period	(2,698)	36.55
Forfeited during period	(2,698)	36.55
Non-vested at end of period	1,394,612	$39.53

Restricted Stock Awards
On May 25, 2017, Basic’s Board of Directors (the "Board") approved grants of restricted stock awards to non-employee members of the Board. The number of restricted shares granted was 26,700. These grants are subject to vesting over a ten-month period and are subject to accelerated vesting under certain circumstances.

Phantom Stock Awards
On March 15, 2017, the Board approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 42,820. These grants remain subject to vesting annually in one-third increments over a two-year period, with the first portion vested on March 15, 2017, and are subject to accelerated vesting in certain circumstances.
On June 1, 2017 the Board approved grants of phantom restricted stock awards to certain key employees. The number of phantom shares issued was 79,440. Basic granted an additional 7,580 phantom shares during the third quarter of 2017. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 15, 2018, and are subject to accelerated vesting in certain circumstances.

9. Related Party Transactions
Basic had receivables from employees of approximately $22,000 and $31,000 as of September 30, 2017 and December 31, 2016, respectively.

10. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

	(Unaudited)		(Unaudited)

	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Numerator (both basic and diluted):
Net loss	$(13,845)	$(92,097)	$(76,413)	$(265,319)
Denominator:
Denominator for basic loss per share	26,001,062	42,689,773	26,000,326	41,957,755
Denominator for diluted loss per share	26,001,062	42,689,773	26,000,326	41,957,755
Basic loss per common share:	$(0.53)	$(2.16)	$(2.94)	$(6.32)
Diluted loss per common share:	$(0.53)	$(2.16)	$(2.94)	$(6.32)

Stock options and warrants of 2,721,720 were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2017 because the effect would have been anti-dilutive. Unvested restricted shares of 26,700 and 12,421 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2017, respectively, because the effect would have been anti-dilutive. Unvested restricted stock awards of 1,371,098 and 826,597 were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2016, as the effect would have been anti-dilutive.

11. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Water	Well	Contract	Corporate
	Services	Logistics	Servicing	Drilling	and Other	Total
Three Months Ended September 30, 2017 (Unaudited)	(Successor)
Operating revenues	$123,650	52,333	54,629	2,848	—	$233,460
Direct operating costs	(84,481)	(41,281)	(43,219)	(2,547)	—	(171,528)
Segment profits	$39,169	11,052	11,410	301	—	$61,932
Depreciation and amortization	$13,860	7,703	5,319	495	2,101	$29,478
Capital expenditures (excluding acquisitions)	$11,285	10,055	6,884	12	672	$28,908
Three Months Ended September 30, 2016 (Unaudited)	(Predecessor)
Operating revenues	$49,425	47,178	43,160	1,847	—	$141,610
Direct operating costs	(40,292)	(39,268)	(35,028)	(1,683)	—	(116,271)
Segment profits	$9,133	7,910	8,132	164	—	$25,339
Depreciation and amortization	$18,383	15,584	13,491	3,109	2,575	$53,142
Capital expenditures (excluding acquisitions)	$3,178	8,244	2,622	69	182	$14,295
Nine Months Ended September 30, 2017 (Unaudited)	(Successor)
Operating revenues	$311,466	153,279	156,302	7,728	—	$628,775
Direct operating costs	(232,932)	(124,399)	(125,931)	(6,818)	—	(490,080)
Segment profits	$78,534	28,880	30,371	910	—	$138,695
Depreciation and amortization	$38,013	21,127	14,589	1,357	5,760	$80,846
Capital expenditures (excluding acquisitions)	$69,342	26,392	20,377	30	1,920	$118,061
Identifiable assets	$263,407	135,338	107,511	8,643	346,246	$861,145
Nine Months Ended September 30, 2016 (Unaudited)	(Predecessor)
Operating revenues	$125,348	142,919	118,891	4,812	—	$391,970
Direct operating costs	(107,941)	(119,053)	(101,345)	(4,612)	—	(332,951)
Segment profits	$17,407	23,866	17,546	200	—	$59,019
Depreciation and amortization	$56,782	48,133	41,669	9,603	7,954	$164,141
Capital expenditures (excluding acquisitions)	$4,689	14,422	6,076	182	2,689	$28,058
Identifiable assets	$308,989	216,202	200,451	43,566	233,840	$1,003,048

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Successor)	(Predecessor)	(Successor)	(Predecessor)
Segment profits	$61,932	$25,339	$138,695	$59,019
General and administrative expenses	(39,235)	(30,065)	(109,478)	(86,706)
Restructuring costs	—	(10,470)	—	(10,470)
Depreciation and amortization	(29,478)	(53,142)	(80,846)	(164,141)
Gain (loss) on disposal of assets	(26)	128	664	(133)
Goodwill impairment	—	(646)	—	(646)
Operating loss	$(6,807)	$(68,856)	$(50,965)	$(203,077)

12. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods:

	Nine Months Ended September 30,
	2017	2016
	(In thousands)
Capital leases and notes issued for equipment	$61,040	$5,151
Asset retirement obligation additions (retirements)	(30)	(21)
Change in accrued property and equipment	8,726	—

Basic paid no income taxes during the nine months ended September 30, 2017 and 2016. Basic paid interest of approximately $16.9 million and $38.5 million during the nine months ended September 30, 2017 and 2016, respectively.

13. Recent Accounting Pronouncements
ASU 2014-09 - “Revenue from Contracts with Customers (Topic 606)" represents a comprehensive revenue recognition standard to supersede existing revenue recognition guidance and align GAAP more closely with International Financial Reporting Standards (IFRS).
The core principle of the new guidance is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for those goods or services. The standard creates a five step model that requires companies to exercise judgment when considering the terms of a contract and all relevant facts and circumstances. The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented subject to certain practical expedients, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, and which includes additional disclosures regarding the change in accounting principle in the current period. We plan to adopt the standard using the full retrospective method to restate each prior period presented.
The standard will be effective for Basic beginning January 1, 2018. In preparation to adopt the standard, we are performing a detailed review of key contracts with customers which are representative of our revenue streams. While we are still in the process of performing the review and analysis of our contracts to support our assessments, the substantial majority of our services are performed at a point in time, revenue is recognized at the time of performance, and this is expected remain unchanged. We do not incur significant contract costs.
In February 2016, the FASB issued ASU 2016-02 - “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic has begun a project to identify all operating leases greater than one year and implementing new leasing software to track operating and capital leases. Basic expects to recognize additional right-of-use assets and liabilities related to operating leases with terms longer than one year.
In August 2016, the FASB issued ASU 2016-15-"Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments." This standard is effective for Basic for fiscal years beginning after December 15, 2017. The amendments in this update are intended to clarify cash flow treatment of certain cash flows with the objective of reducing diversity in practice. Basic intends to adopt this standard as of January 1, 2018, and does not expect significant changes to the cash flow statement as a result.
In November 2016 the FASB issued ASU 2016-18- "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies the treatment of cash inflows into and cash payments from restricted cash. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017. Basic intends to adopt this standard as of January 1, 2018, and does not expect significant changes to the cash flow statement as a result.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, water logistics and contract drilling. Our emergence from bankruptcy, and various market fluctuations, may make our revenues, expenses and income not directly comparable between periods.
Our total hydraulic horsepower (“hhp”) increased to 523,000 at the end of the third quarter of 2017 compared to 444,000 for the third quarter of 2016. Weighted average horsepower increased to 520,000 for the third quarter of 2017 from 444,000 in the third quarter of 2016. Our weighted average number of water logistics trucks decreased to 947 in the third quarter of 2017 from 962 in the third quarter of 2016. Our weighted average number of well servicing rigs remained constant at 421 during the third quarter of 2017 compared to the third quarter of 2016.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30, 2017
	2017		2016
	(Successor)		(Predecessor)
Revenues:
Completion and remedial services	$311.5	50%	$125.3	32%
Water logistics	$153.3	24%	$142.9	36%
Well servicing	$156.3	25%	$118.9	31%
Contract drilling	$7.7	1%	$4.8	1%
Total revenues	$628.8	100%	$392.0	100%

 During the fourth quarter of 2015, oil prices declined to levels below $50 per barrel (WTI Cushing) and dropped to levels below $30 in early 2016 before rebounding in late 2016.  During 2017, oil prices gradually improved with pricing in the low-$50 range by the end of the third quarter. As a result of the overall increase in pricing, our customers’ activity levels and utilization of our equipment have gradually improved.  General improvement in customer confidence has caused the North American onshore drilling rig count to slowly rise, resulting in an increase in completion-related activity during the first nine months of 2017. Additionally, production related activities, such as well servicing and water logistics, have seen increases in utilization as customers have enhanced their maintenance and workover budgets in 2017.
As a result of gradual improvements in oil pricing and high concentration of equipment and activity, utilization and pricing for our services have remained competitive in our oil-based operating areas. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas have remained challenged.
We believe that the most important performance measures for our business segments are as follows:

•	Completion and Remedial Services — segment profits as a percent of revenues;

•	Well Servicing — rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues;

•	Water Logistics — trucking hours, revenue per truck, segment profits per truck and segment profits as a percent of revenues; and

•	Contract Drilling — rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.
Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for the Company, see “Segment Overview” below.
Selected Acquisitions and Divestitures
During the year ended December 31, 2016 and through the first nine months of 2017, we did not enter into or complete any business acquisitions or divestitures.

Segment Overview
Completion and Remedial Services
During the first nine months of 2017, our completion and remedial services segment represented approximately 50% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and other services.
Our pumping services provide both large and mid-sized fracturing services in selected markets, including vertical and horizontal wellbores. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 523,000 at September 30, 2017 and 444,000 at September 30, 2016, respectively. Weighted average horsepower increased to 520,000 for the third quarter of 2017 from 444,000 in the third quarter of 2016.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During the extended period of decreased spending by oil and gas companies in 2015 and 2016, we discounted our rates to remain competitive, which caused lower segment profits. As activity has improved in the first nine months of 2017, we have regained pricing increases and higher utilization of equipment.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (dollars in thousands):

		Segment
	Revenues	Profits %
2016: (Predecessor)
First Quarter	$39,696	12%
Second Quarter	$36,228	9%
Third Quarter	$49,424	18%
Fourth Quarter	$59,219	14%
Full Year	$184,567	14%
2017: (Successor)
First Quarter	$80,431	16%
Second Quarter	$107,385	24%
Third Quarter	$123,650	32%
The increase in completion and remedial services revenue to $123.7 million in the third quarter of 2017 from $107.4 million in the second quarter of 2017 resulted primarily from the addition of new equipment and higher prices in our coil tubing and fracing operations. Segment profits as a percentage of revenue increased to 32% in the third quarter of 2017 from 24% in second quarter of 2017 on the incremental effect of higher revenues and improved pricing and utilization of our equipment.
Water Logistics

During the first nine months of 2017, our water logistics segment represented approximately 24% of our revenues. Revenues in our water logistics segment are earned from the sale, transportation, treatment, recycling, storage, and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The water logistics segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and usually have a stable demand, but produce lower relative segment profits than other parts of our water logistics segment. Water logistics for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base water logistics segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining well locations, access roads to well locations, and installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We price water logistics by the job, by the hour, or by the quantities sold, disposed of or hauled.

  The following is an analysis of our water logistics operations for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (dollars in thousands):

	Weighted			Segment
	Average		Revenue	Profits Per
	Number of		Per Water	Water
	Water Logistics	Trucking	Logistics	Logistics	Segment
	Trucks	Hours	Truck	Truck	Profits %
2016: (Predecessor)
First Quarter	985	521,500	$51	$10	18%
Second Quarter	976	474,400	$47	$7	15%
Third Quarter	962	499,900	$49	$8	17%
Fourth Quarter	944	503,200	$52	$7	13%
Full Year	966	1,999,000	$199	$31	16%
2017: (Successor)
First Quarter	935	484,300	$54	$9	17%
Second Quarter	943	473,500	$54	$10	18%
Third Quarter	947	483,300	$55	$12	21%

Revenue per water logistics truck increased to $55,000 in the third quarter of 2017 compared to $54,000 in second quarter of 2017 on increased levels of disposal well utilization and construction services revenues. Segment profit percentage increased to 21% in the third quarter of 2017 from 18% in the second quarter of 2017 primarily due to the incremental effect of higher revenues and rate increases.
Well Servicing
During the first nine months of 2017, our well servicing segment represented 25% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
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

The following is an analysis of our well servicing operations for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2016: (Predecessor)
First Quarter	421	108,400	36%	$321	$44	11%
Second Quarter	421	113,700	38%	$308	$44	14%
Third Quarter	421	136,600	45%	$313	$60	19%
Fourth Quarter	421	146,200	49%	$300	$43	14%
Full Year	421	504,900	42%	$310	$47	14%
2017: (Successor)
First Quarter	421	157,600	52%	$307	$49	16%
Second Quarter	421	162,300	54%	$321	$69	21%
Third Quarter	421	165,200	55%	$329	$69	21%

Rig utilization was 55% in the third quarter of 2017, up from 54% in the second quarter of 2017.  The higher utilization rate in the third quarter of 2017 resulted from an increase in well servicing hours caused by increases in customer demand and activity in selected basins offset by significant weather, including Hurricane Harvey. Our segment profit percentage remained constant at 21% for the third quarter of 2017 compared to the second quarter of 2017, on consistent levels of utilization and pricing.
Contract Drilling
During the first nine months of 2017, our contract drilling segment represented approximately 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we charge our drilling rig customers a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 11 rigs during the third quarter of 2017.
The following is an analysis of our contract drilling segment for each of the quarters in 2016, the full year ended December 31, 2016 and the quarters ended March 31, 2017, June 30, 2017 and September 30, 2017 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2016: (Predecessor)
First Quarter	12	91	$16.5	$(0.6)	(4)%
Second Quarter	12	91	$16.1	$1.0	6%
Third Quarter	12	92	$20.1	$1.8	9%
Fourth Quarter	12	139	$17.5	$0.8	(2)%
Full Year	12	413	$17.5	$0.8	2%
2017: (Successor)
First Quarter	12	135	$20.5	$2.6	13%
Second Quarter	11	91	$23.3	$2.8	12%
Third Quarter	11	92	$31.0	$3.3	11%
 Revenue per drilling day increased to $31,000 in the third quarter of 2017 compared to $23,300 in the second quarter of 2017. The increase in revenue per drilling day in the third quarter of 2017 was due to an increase in rig trucking revenues and utilization. Segment profit percentage decreased to 11% in the third quarter of 2017 compared to segment profit of 12% in the second quarter of 2017.

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
Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2017 compared to the three and nine months ended September 30, 2016. The implementation of the First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors and the application of fresh start accounting materially changed the carrying amounts and classifications reported in our consolidated financial statements and resulted in the Company becoming a new entity for financial reporting purposes. Accordingly, our consolidated financial statements for periods prior to December 31, 2016 will not be comparable to our consolidated financial statements as of December 31, 2016 or for periods subsequent to December 31, 2016. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended September 30, 2017 Compared to Three Months Ended September 30, 2016
Revenues. Revenues increased by 65% to $233.5 million during the third quarter of 2017 from $141.6 million during the same period in 2016. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2016, when our customers were working with reduced capital budgets. After a prolonged period of lower oil prices, our customers have gradually increased their capital and operating spending levels.
Completion and remedial services revenues increased by 150% to $123.7 million during the third quarter of 2017 compared to $49.4 million in the same period in 2016. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coil tubing lines of business. Total hydraulic horsepower increased to 523,000 at September 30, 2017 from 444,000 at September 30, 2016 primarily due to the acquisition of 74,000 HHP and two newbuild coiled tubing units which came online during the third quarter of 2017. Weighted average horsepower increased to 520,000 for the third quarter of 2017 from 444,000 in the third quarter of 2016.
Water logistics revenues increased by 11% to $52.3 million during the third quarter of 2017 compared to $47.2 million in the same period in 2016. Our revenue per water logistics truck increased 12% to $55,000 in the third quarter of 2017 compared to $49,000 in the same period in 2016 mainly due to increases in trucking activity, disposal utilization and pricing. Our weighted average number of water logistics trucks decreased to 947 during the third quarter of 2017 compared to 962 in the same period in 2016.
Well servicing revenues increased by 27% to $54.6 million during the third quarter of 2017 compared to $43.2 million during the same period in 2016. The increase was driven by an increase in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs remained constant at 421 during the third quarter of 2017 and 2016.  Utilization increased to 55% in the third quarter of 2017, compared to 45% in the comparable quarter of 2016. Revenue per rig hour in the third quarter of 2017 was $329, increasing from $313 in the comparable quarter of 2016 due to rate increases to customers.
Contract drilling revenues increased by 54% to $2.8 million during the third quarter of 2017 compared to $1.8 million in the same period in 2016. The number of rig operating days remained constant at 92 in the third quarter of 2017 and 2016. The increase in revenue was due to an increase in drilling activity and rig trucking activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $171.5 million during the third quarter of 2017 from $116.3 million in the same period in 2016, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment increased by 110% to $84.5 million during the third quarter of 2017 compared to $40.3 million for the same period in 2016 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 32% of revenues during the third quarter of 2017 compared to 18% for the same period in 2016, due to the improved utilization of equipment, price increases and incremental margins from a higher revenue base.
Direct operating expenses for the water logistics segment increased by 5% to $41.3 million during the third quarter of 2017 compared to $39.3 million for the same period in 2016, mainly due to activity levels improving in 2017. Segment profits were 21% of revenues during the third quarter of 2017 compared to 17% for the same period in 2016, due to an increase in incremental margins from a higher revenue base.
Direct operating expenses for the well servicing segment increased by 23% to $43.2 million during the third quarter of 2017 compared to $35.0 million for the same period in 2016. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits increased to 21% of revenues during the third quarter of 2017 compared to 19% of revenues during the third quarter of 2016 due to improved utilization of our equipment, price increases and incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment increased 51% to $2.5 million during the third quarter of 2017 compared to $1.7 million for the same period in 2016, due to increased pricing and rig moving activity. Segment profits increased to 11% of revenues during the third quarter of 2017 from a segment profit of 9% during the third quarter of 2016 due to an increase in pricing.
General and Administrative Expenses. General and administrative expenses increased by 31% to $39.2 million during the third quarter of 2017 from $30.1 million for the same period in 2016. The increase was partially due to stock-based compensation expense, which was $5.9 million and $2.2 million during the third quarters of 2017 and 2016, respectively. In addition, during the third quarter of 2017 legal and professional fees related to due diligence on corporate development activities totaled $3.7 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $29.5 million during the third quarter of 2017 compared to $53.1 million for the same period in 2016.  The decrease in depreciation and amortization expense is due to the revaluation of our asset base as of December 31, 2016 as part of the adoption of the fresh start accounting associated with our emergence from bankruptcy.
Interest Expense. Interest expense decreased to $8.9 million during the third quarter of 2017 compared to $24.0 million during the third quarter of 2016. The decrease in interest expense is primarily due to the cancellation of our unsecured notes as part of our emergence from bankruptcy.
Income Tax Benefit. There was an income tax benefit of $1.7 million during the third quarter of 2017 compared to an income tax benefit of $1,000 for the same period in 2016. The $1.7 million tax benefit in 2017 resulted from the Company’s decision to accelerate unused alternative minimum tax credit carryforwards in accordance with the 2015 Protecting Americans from Tax Hikes (PATH) Act, resulting in expected tax refunds of $1.7 million. Excluding the impact of the valuation allowance, our effective tax rate during the third quarter of 2017 and 2016 was approximately 36%.
Nine Months Ended September 30, 2017 Compared to Nine Months Ended September 30, 2016
Revenues. Revenues increased by 60% to $628.8 million during the nine months ended September 30, 2017 from $392.0 million during the same period in 2016. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2016, when our customers were working with reduced capital budgets and ramping down projects. After the prolonged period of lower oil prices, our customers have gradually begun to increase capital budgets.
Completion and remedial services revenues increased by 148% to $311.5 million during the nine months ended September 30, 2017 compared to $125.3 million in the same period in 2016. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coil tubing lines of business. Total hydraulic horsepower increased to 523,000 at September 30, 2017 from 444,000 at September 30, 2016 due to the acquisition of 74,000 HHP and two newbuild coiled tubing units which came online during the third quarter of 2017. Weighted average horsepower increased to 520,000 as of September 30, 2017 compared to 444,000 as of September 30, 2016.
Water logistics revenues increased by 7% to $153.3 million during the nine months ended September 30, 2017 compared to $142.9 million during the same period in 2016. Our revenue per water logistics truck increased 11% to $163,000 in the nine months ended September 30, 2017 compared to $147,000 in the same period in 2016 mainly due to increases in trucking activity, disposal utilization and pricing. Our weighted average number of water logistics trucks decreased to 942 during the nine months ended September 30, 2017 compared to 974 in the same period in 2016.
Well servicing revenues increased by 31% to $156.3 million during the nine months ended September 30, 2017 compared to $118.9 million during the same period in 2016. The increase was driven by an increase in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs remained constant at 421 during the nine months ended September 30, 2017 and 2016.  Utilization was 54% in the nine months ended September 30, 2017, compared to 40% in the comparable quarter of 2016. Revenue per rig hour in the nine months ended September 30, 2017 increased to $319, from $314 in the comparable period of 2016.
Contract drilling revenues increased by 61% to $7.7 million during the nine months ended September 30, 2017 compared to $4.8 million in the same period in 2016. The number of rig operating days increased 16% to $318 in the nine months ended September 30, 2017 compared to $274 in the nine months ended September 30, 2016. The increase in revenue and rig operating days was due to an increase in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $490.1 million during the nine months ended September 30, 2017 from $333.0 million in the same period in 2016, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment increased by 116% to $232.9 million during the nine months ended September 30, 2017 compared to $107.9 million for the same period in 2016 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 25% of revenues during the nine months ended September 30, 2017 compared to 14% for the same period in 2016, due to the improved utilization price increases, and incremental margins from a higher revenue base.
Direct operating expenses for the water logistics segment increased by 4% to $124.4 million during the nine months ended September 30, 2017 compared to $119.1 million for the same period in 2016, mainly due to activity levels improving in 2017. Segment profits were 19% of revenues during the nine months ended September 30, 2017 compared to 17% for the same period in 2016, due to higher levels of disposal utilization and pricing.
Direct operating expenses for the well servicing segment increased by 24% to $125.9 million during the nine months ended September 30, 2017 compared to $101.3 million for the same period in 2016. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits increased to 19% of revenues during the nine months ended September 30, 2017 compared to 15% of revenues during the same period in 2016 due to improved utilization of our equipment, price increases and incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment increased 48% to $6.8 million during the nine months ended September 30, 2017 compared to $4.6 million for the same period in 2016, due to increased activity and rig operating days. Segment profits increased to 12% of revenues during the nine months ended September 30, 2017 from a segment profit of 4% during the nine months ended September 30, 2016 due to an increase in drilling projects in 2017.
General and Administrative Expenses. General and administrative expenses increased by 26% to $109.5 million during the nine months ended September 30, 2017 from $86.7 million for the same period in 2016. The increase was partially due to increased stock-based compensation expense which was $16.6 million and $7.4 million during the nine months ended September 30, 2017 and 2016, respectively. In addition, during the nine-month period of 2017, legal and professional fees related to due diligence on corporate development activities totaled $3.7 million, and professional fees related to implementation of fresh start accounting totaled $668,000.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $80.8 million during the nine months ended September 30, 2017 compared to $164.1 million for the same period in 2016.  The decrease in depreciation and amortization expense is due to the revaluation of our asset base as of December 31, 2016 as part of the adoption of the fresh start accounting associated with our emergence from bankruptcy.
Interest Expense. Interest expense decreased to $27.2 million during the nine months ended September 30, 2017 compared to $67.2 million during the nine months ended September 30, 2016. The decrease in interest expense is primarily due to the cancellation of our unsecured notes as part of our emergence from bankruptcy.
Income Tax Benefit. There was a net income tax benefit of $1.4 million during the nine months ended September 30, 2017 compared to an income tax benefit of $3.9 million for the same period in 2016. Of the $1.4 million net tax benefit for the nine-month period, $1.7 million of tax benefit in 2017 resulted from the Company’s decision to accelerate unused alternative minimum tax credit carryforwards in accordance with the 2015 Protecting Americans from Tax Hikes (PATH) Act, resulting in expected refunds of $1.7 million, partially offset by tax expense in the first quarter of 2017. Excluding the impact of the valuation allowance, our effective tax rate during each of the nine months ended September 30, 2017 and 2016 was approximately 36%.

Liquidity and Capital Resources
As of September 30, 2017, our primary capital resources were utilization of capital leases and borrowings under our $100.0 million accounts receivable securitization facility (the “New ABL Facility”), and from net cash provided by operations. As of September 30, 2017, we had unrestricted cash and cash equivalents of $43.2 million compared to $98.9 million as of December 31, 2016. An additional amount of $47.7 million is classified as restricted cash to collateralize insurance reserves. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Used in Operating Activities
Cash provided by operating activities was $1.8 million for the nine months ended September 30, 2017, an increase compared to cash used in operating activities of $71.8 million during the same period in 2016.  Operating cash flow provided in the first nine months of 2017 improved compared to cash used in the same period in 2016 due to stronger operating results and working capital levels.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and generate cash flow from operations. Maintaining adequate liquidity depends upon industry conditions and financial, competitive, and other factors beyond our control. In the event that cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may have limited access to additional financing.

Capital Expenditures
Cash capital expenditures during the first nine months of 2017 were $57.0 million compared to $22.9 million in the same period of 2016. Cash capital expenditures for the nine months ended September 30, 2017 were $48.3 million, with an additional $8.7 million of accrued capital expenditures. We added $61.0 million of leased assets through our capital lease program and other financing arrangements during the first nine months of 2017 compared to $5.2 million of leased asset additions in the same period in 2016.
We currently have planned capital expenditures for the full year of 2017 of under $135.0 million, including capital leases of $70.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Capital Resources and Financing
Our current primary capital resources are cash flow from our operations, our New ABL Facility, the ability to enter into capital leases, and a cash balance of $43.2 million at September 30, 2017. We had $64.0 million of borrowings under the New ABL Facility as of September 30, 2017, of which $45.2 million of cash is held in restricted cash as collateral for letters of credit, giving us approximately $30.9 million of available borrowing capacity subject to covenant constraints under our New ABL Facility. In 2017, we financed activities in excess of cash flow from operations primarily through the use of cash, capital leases and other financing arrangements. Our Amended and Restated Term Loan Agreement (the "Term Loan Agreement") had $162.9 million aggregate outstanding principal amount of loans as of September 30, 2017.
On April 13, 2017, the Company filed a universal shelf registration statement on Form S-3 covering up to $1 billion of securities. In August 2017, Basic commenced an at-the-market public offering (the "ATM Program"), under which it could have sold shares of its common stock having an aggregate value of $50 million. Basic terminated the ATM Program on September 30, 2017.
Contractual Obligations
We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our capital leases, (2) our operating leases, (3) our asset retirement obligations, and (4) our other long-term liabilities. The following table outlines our contractual obligations as of September 30, 2017 (in thousands):

	Obligations Due in
	Periods Ended September 30,
Contractual Obligations	Total	2017	2018 to 2019	2020 to 2021	Thereafter
Term Loan Agreement	$162,938	$413	$3,300	$159,225	$—
New ABL Facility	64,000	—	—	64,000	—
Capital leases and other financing arrangements	106,674	12,419	76,910	17,249	96
Operating leases	18,741	1,510	8,926	6,407	1,898
Asset retirement obligation	2,524	548	498	533	945
Total	$354,877	$14,890	$89,634	$247,414	$2,939
Interest on long-term debt relates to our future contractual interest obligations under the Term Loan Agreement, the New ABL Facility and our capital leases. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate. Our asset retirement obligation relates to disposal wells.
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
Net Operating Losses
As of September 30, 2017, Basic had approximately $669.5 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $250.4 million of NOLs for state income tax purposes which begin to expire in 2017.
Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2017, a valuation allowance of $228.3 million was recorded against the Company's net deferred tax assets for all jurisdictions that are not expected to be realized.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2017, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 12, 2016)

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 12, 2016)

3.1*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

3.2*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

10.1*
Credit and Security Agreement, dated as of September 29, 2017, among Basic Energy Receivables, LLC, as borrower, Basic Energy Services, L.P., as initial servicer, the Company, as performance guarantor, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 2, 2017)

10.2*
Receivables Transfer Agreement, dated as of September 29, 2017, among Basic Energy Services, L.P., as initial originator and Basic Energy Receivables, LLC, as transferee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 2, 2017)

10.3*
Amendment No. 1 dated as of September 29, 2017 to the Amended and Restated Term Loan Credit Agreement dated December 23, 2016, among the Company, as borrower, each lender from time to time party thereto and U.S. Bank National Association, as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 2, 2017)

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

Date: November 6, 2017