Form 10-Q
period 2018-03-31
BASIC ENERGY SERVICES INC
filed 2018-05-07
CIK 1109189

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
For the quarterly period ended March 31, 2018
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No   ☐
There were 26,422,302 shares of the registrant’s common stock outstanding as of May 4, 2018.

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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$33,831	$38,520
Restricted cash	47,727	47,703
Trade accounts receivable, net of allowance of $1,364 and $1,523, respectively	156,218	148,444
Accounts receivable - related parties	25	22
Income tax receivable	1,861	1,878
Inventories	37,215	36,403
Prepaid expenses	20,560	22,353
Other current assets	4,844	4,292
Total current assets	302,281	299,615
Property and equipment, net	491,266	502,579
Deferred debt costs, net of amortization	2,333	2,497
Intangible assets, net of amortization	3,161	3,221
Other assets	12,524	12,568
Total assets	$811,565	$820,480
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$77,049	$80,518
Accrued expenses	61,188	51,973
Current portion of long-term debt, net of discounts of $1,652 and $1,657, respectively	54,731	55,997
Other current liabilities	1,459	2,469
Total current liabilities	194,427	190,957
Long-term debt, net of discounts and deferred debt costs of $8,763 and $10,244, respectively	272,658	259,242
Deferred tax liabilities	—	78
Other long-term liabilities	30,902	31,550
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2018 and December 31, 2017	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 26,644,082 shares issued and 26,422,302 shares outstanding at March 31, 2018; 26,371,572 shares issued and 26,219,129 shares outstanding at December 31, 2017	266	264
Additional paid-in capital	446,022	439,517
Accumulated deficit	(127,205)	(96,674)
Treasury stock, at cost, 221,780 and 152,443 shares at March 31, 2018 and December 31, 2017, respectively	(5,505)	(4,454)
Total stockholders' equity	313,578	338,653
Total liabilities and stockholders' equity	$811,565	$820,480
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2018	2017
Revenues:
Completion and remedial services	$117,597	$80,431
Well servicing	57,537	48,619
Water logistics	56,509	50,206
Contract drilling	3,022	2,763
Total revenues	234,665	182,019
Expenses:
Completion and remedial services	89,659	67,252
Well servicing	48,191	40,916
Water logistics	40,923	41,538
Contract drilling	2,543	2,408
General and administrative, including stock-based compensation of $6,798 and $4,448 in the three months ended March 31, 2018 and 2017, respectively	40,978	34,205
Depreciation and amortization	30,235	25,413
(Gain) loss on disposal of assets	1,779	(467)
Total expenses	254,308	211,265
Operating loss	(19,643)	(29,246)
Other income (expense):
Interest expense	(11,283)	(9,109)
Interest income	27	12
Other income	309	92
Loss before income taxes	(30,590)	(38,251)
Income tax benefit (expense)	59	(375)
Net loss	$(30,531)	$(38,626)
Loss per share of common stock:
Basic	$(1.16)	$(1.49)
Diluted	$(1.16)	$(1.49)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2017	26,371,572	$264	$439,517	$(4,454)	$(96,674)	$338,653
Issuance of stock	272,510	2	(2)	—	—	—
Amortization of share-based compensation	—	—	6,798	—	—	6,798
Treasury stock, net	—	—	(291)	(1,051)	—	(1,342)
Net loss	—	—	—	—	$(30,531)	(30,531)
Balance - March 31, 2018 (unaudited)	26,644,082	$266	$446,022	$(5,505)	$(127,205)	$313,578

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2018	2017
Cash flows from operating activities:
Net loss	(30,531)	$(38,626)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	30,235	25,413
Accretion on asset retirement obligation	41	39
Change in allowance for doubtful accounts	(159)	1,775
Amortization of deferred financing costs	176	7
Amortization of debt discounts	1,474	1,553
Non-cash compensation	6,798	4,448
(Gain) loss on disposal of assets	1,779	(467)
Deferred income taxes	(78)	389
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,618)	(22,672)
Inventories	(812)	(930)
Income tax receivable	19	3
Prepaid expenses and other current assets	1,593	(5,028)
Other assets	44	(223)
Accounts payable	(5,987)	17,723
Other liabilities	(1,641)	(924)
Accrued expenses	9,215	4,611
Net cash provided by (used in) operating activities	4,548	(12,909)
Cash flows from investing activities:
Purchase of property and equipment	(15,412)	(25,930)
Proceeds from sale of assets	198	1,145
Net cash used in investing activities	(15,214)	(24,785)
Cash flows from financing activities:
Payments of debt	(13,657)	(10,338)
Proceeds from debt	21,000	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(1,342)	(39)
Deferred loan costs and other financing activities	—	(162)
Net cash provided by (used in) financing activities	6,001	(10,539)
Net decrease in cash, cash equivalents and restricted cash	(4,665)	(48,233)
Cash, cash equivalents and restricted cash - beginning of period	86,223	101,304
Cash, cash equivalents and restricted cash - end of period	$81,558	$53,071
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2018 (unaudited)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to our organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
Liquidity and Capital Resources
As of March 31, 2018, our primary capital resources were cash flows from operations, utilization of capital leases and borrowings under our accounts receivable securitization facility (the “New ABL Facility”) which had aggregate commitments of $120.0 million as of March 31, 2018 but was amended on April 11, 2018 to increase aggregate commitments to $150.0 million. As of March 31, 2018, we had $85.0 million in borrowings under the New ABL Facility. At March 31, 2018, we had unrestricted cash and cash equivalents of $33.8 million compared to $38.5 million as of December 31, 2017. An additional amount of $47.7 million of our cash is classified as restricted cash. Including the availability under the New ABL Facility, we currently have $34.3 million in total liquidity. For a detailed discussion see Note 5, "Long-Term Debt and Interest Expense".
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic our wholly owned subsidiaries and our variable interest entity for which we hold a majority voting interest. All intercompany transactions and balances have been eliminated.

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

2. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows (in thousands):

	March 31,
	2018	2017
Cash and cash equivalents	$33,831	$50,640
Restricted cash	47,727	2,431
Total cash, cash equivalents and restricted cash	$81,558	$53,071
The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in current assets as of March 31, 2018 and 2017, respectively, and includes primarily cash used to collateralize insurance reserves.
3. Property and Equipment
Property and equipment consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Land	$21,226	$21,217
Buildings and improvements	40,111	40,043
Well service units and equipment	117,876	113,657
Frac equipment/test tanks	116,797	111,172
Pumping equipment	119,318	116,127
Water logistics equipment	79,520	79,711
Disposal facilities	51,979	51,363
Rental equipment	35,179	34,643
Light vehicles	21,504	19,869
Contract drilling equipment	11,367	10,967
Software	833	817
Other	4,123	4,092
Construction equipment	2,374	2,338
Brine and fresh water stations	2,681	2,704
	624,888	608,720
Less accumulated depreciation and amortization	133,622	106,141
Property and equipment, net	$491,266	$502,579

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	March 31, 2018	December 31, 2017
Pumping equipment	$56,578	$56,225
Water logistics equipment	39,189	40,097
Light vehicles	13,895	12,160
Contract drilling equipment	783	783
Well service units and equipment	141	262
Construction equipment	378	378
	110,964	109,905
Less accumulated amortization	24,793	18,445
Property and equipment under capital lease, net	$86,171	$91,460

Amortization of assets held under capital leases is included in depreciation and amortization expense in the consolidated statements of operations. Amortization amounts consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Lease amortization expense	$7,100	$3,700
4. Intangible Assets

Basic had trade names of $3.4 million as of each of March 31, 2018 and December 31, 2017. Trade names have a 15-year life and are tested for impairment when triggering events are identified.

Basic’s intangible assets were as follows (in thousands):

	March 31, 2018	December 31, 2017
Trade names	$3,410	$3,410
Other intangible assets	48	48
	$3,458	$3,458
Less accumulated amortization	297	237
Intangible assets subject to amortization, net	$3,161	$3,221

Amortization expense of intangible assets for the three months ended March 31, 2018 and 2017 was as follows:

	Three Months Ended March 31,
	2018	2017
Intangible amortization expense	$60.0	$59.0

5. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	March 31, 2018	December 31, 2017
Credit facilities:
Term Loan	$162,113	$162,525
New ABL Facility	85,000	64,000
Capital leases and other notes	90,691	100,615
Unamortized discounts, premiums, and deferred debt costs	(10,415)	(11,901)
Total principal amount of debt instruments, net	327,389	315,239
Less current portion	54,731	55,997
Long-term debt	$272,658	$259,242

Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of our Amended and Restated Term Loan Credit Agreement (the "Term Loan Agreement") and the short-term and long-term portions of the fair value discount of capital leases (in thousands):

	March 31, 2018	December 31, 2017
Unamortized discount on Term Loan	$8,609	$9,187
Unamortized discount on Capital Leases - short-term	1,652	1,657
Unamortized discount on Capital Leases - long-term	—	891
Unamortized deferred debt costs	154	166
	$10,415	$11,901

On September 29, 2017, Basic terminated its $75 million credit facility and entered into the New ABL Facility pursuant to (i) a Receivables Transfer Agreement (the “Transfer Agreement”) entered into by and among Basic Energy Services, L.P. (“BES LP”), as the initial originator and Basic Energy Receivables, LLC (the “SPE”), as the transferee and (ii) the Credit and Security Agreement with UBS AG, Stamford Branch, as administrative agent and collateral agent (as amended, the “Credit Agreement”).
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
On October 27, 2017, the Company entered into Amendment No. 1 ("Amendment No. 1") to the New ABL Facility. Among other things, Amendment No. 1 (i) increased the aggregate commitments under the Credit Agreement from $100 million to $120 million, (ii) appointed CIT Bank, N.A. to serve as syndication agent and (iii) added new lenders and amended the commitment schedule to the Credit Agreement.
On April 11, 2018, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the New ABL Facility. Among other things, Amendment No. 2 (i) increased the aggregate commitments under the Credit Agreement from $120 million to $150 million and (ii) added Morgan Stanley Senior Funding, Inc. as a lender and amended the commitment schedule to the Credit Agreement to reflect the same.
As of March 31, 2018, Basic had $44.0 million of letters of credit outstanding secured by restricted cash borrowed under the New ABL Facility. Basic had borrowings under the New ABL Facility of $85.0 million as of March 31, 2018, giving Basic $0.5 million of available borrowing capacity under the New ABL Facility.

Basic’s interest expense consisted of the following (in thousands):

	Three Months Ended March 31,
	2018	2017
Cash payments for interest	$8,578	$1,268
Commitment and other fees paid	809	17
Amortization of debt issuance costs and discounts	1,651	1,560
Change in accrued interest	221	6,242
Other	24	22
	$11,283	$9,109

6. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of our financial instruments as of March 31, 2018 and December 31, 2017:

	Fair Value	March 31, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Term Loan	3	$153,504	$161,583	$153,338	$162,052

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
Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, automobile liability and medical coverage of $5.0 million, $1.0 million, $1.0 million, and $425,000, respectively. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.
At March 31, 2018 and December 31, 2017, self-insured risk accruals totaled approximately $30.4 million, net of $898,000 receivable for medical and dental coverage, and $30.3 million, net of $971,000 receivable for medical and dental coverage, respectively.
8. Stockholders’ Equity
Common Stock
In February 2018, Basic granted certain members of management 203,625 performance-based restricted stock units and 203,625 restricted stock units, which each vest over a three-year period.
Treasury Stock
Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of certain restricted stock units and awards. Basic acquired a total of 77,431 shares of common stock through net share settlements during the first three months of 2018 and issued 8,094 shares from treasury stock for accelerated vestings and stock grants in the first three months of 2018. Basic acquired 1,032 shares of common stock through net share settlements during the first three months of 2017.

9. Incentive Plan
The following table reflects compensation activity related to the management incentive plan for the three-month period ending March 31, 2018 (dollar amounts in thousands):

	Compensation expense for three months ended March 31, 2018	Compensation expense for three months ended March 31, 2017	Unrecognized compensation expense	Weighted average remaining life	Fair value of share based awards vested

Restricted stock awards and restricted stock units	$5,732	$3,616	$32,223	2.0	$4,882
Stock options	$1,066	$832	$7,125	8.8	$—

Stock Option Awards

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the Company's management incentive plan expire ten years from the date they are granted, and vest over a three-year service period.
The following table reflects changes during the three-month period and a summary of stock options outstanding at March 31, 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	654,016	$39.23
Options granted	—	—
Options forfeited	—	—
Options exercised	—	—
Outstanding, end of period	654,016	$39.23	8.8	$—
Exercisable, end of period	222,354	$39.23	8.8	$—
Vested or expected to vest, end of period	431,662	$39.23	8.8	$—

There were no stock options exercised during the three months ended March 31, 2018 and 2017.
Restricted Stock Unit Awards
 A summary of the status of Basic’s non-vested restricted stock units at March 31, 2018 and changes during the three months ended March 31, 2018 are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Shares	Value Per Share
Non-vested at beginning of period	1,097,010	$36.35
Granted during period	407,250	16.02
Vested during period	(284,904)	36.21
Forfeited during period	—	—
Non-vested at end of period	1,219,356	$29.59

Phantom Stock Awards
On February 8, 2018, the Compensation Committee approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities.

The number of phantom shares issued on February 8, 2018 was 82,170. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 15, 2019, and are subject to accelerated vesting in certain circumstances.
10. Related Party Transactions
Basic had receivables from employees of approximately $25,000 and $22,000 as of March 31, 2018 and December 31, 2017, respectively.

11. Revenues
Our revenues are generated by services, which are consumed as provided by our customers on their sites. As a decentralized organization, contracts for our services are negotiated on a regional level and are on a per job basis, with jobs being completed in a short period of time, usually one day or up to a week. Revenue is recognized as performance obligations have been completed on a daily basis either as Accounts Receivable or Work-in-Process ("WIP"), when all of the proper approvals are obtained.
A small percentage of our jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performances obligations in the contract are complete, such as, drilling or plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and we are contractually entitled to bill for our services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than a WIP or Accounts Receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue.
As of March 31, 2018, accounts receivable related to products and services were $156.2 million. At March 31, 2018 and December 31, 2017, the Company had $2.8 million and $2.4 million of contract assets, respectively, and had no contract liabilities or deferred contract costs recorded on the consolidated balance sheet.
Basic does not have any long-term service contracts; nor do we have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.
The following table sets forth certain financial information with respect to Basic’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Completion & Remedial Services	Well Servicing	Water Logistics	Contract Drilling	Total
Three Months Ended March 31, 2018
Primary Geographical Markets
Permian Basin	$38,166	$27,013	$30,588	$3,156	$98,923
Texas Gulf Coast	809	7,315	8,874	—	16,998
ArkLaTex & Mid-Continent	49,300	11,219	10,706	—	71,225
Rocky Mountain	29,789	6,224	7,776	—	43,789
Eastern USA	1,690	2,185	—	—	3,875
West Coast	—	6,449	—	—	6,449
Corporate (Intercompany)	(2,157)	(2,868)	(1,435)	(134)	(6,594)
Total	$117,597	$57,537	$56,509	$3,022	$234,665

Major Products/service lines
Pumping Equipment	$72,810	$—	$—	$—	$72,810
Well Servicing	—	48,536	—	—	48,536
Transport/Vacuum	—	—	35,245	—	35,245
Coiled Tubing	19,980	—	—	—	19,980
RAFT	20,782	—	—	—	20,782
Plugging	—	6,013	—	—	6,013
Production and Disposal Facilities	—	—	5,651	—	5,651
Hot Oiler	—	—	5,385	—	5,385
Other	4,025	2,988	10,228	3,022	20,263
Total	$117,597	$57,537	$56,509	$3,022	$234,665

Timing of revenue recognition
Products and services transferred over time	117,597	57,537	56,509	3,022	234,665
Total	$117,597	$57,537	$56,509	$3,022	$234,665

12. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three Months Ended March 31,
	2018	2017

	(Unaudited)

Numerator (both basic and diluted):
Net loss	$(30,531)	$(38,626)
Denominator:
Denominator for basic loss per share	26,336,044	25,999,383
Basic loss per common share:	$(1.16)	$(1.49)
Diluted loss per common share:	$(1.16)	$(1.49)

Stock options and warrants of 2,720,640 were excluded from the computation of diluted loss per share for the three months ended March 31, 2018 because the effect would have been anti-dilutive. Unvested restricted shares of 3,536 were excluded from the calculation of diluted earnings per share for the three months ended March 31, 2018, because the effect would have been anti-dilutive. Unvested stock options and warrants of 1,335,532 were excluded from the computation of diluted loss per share for the three months ended March 31, 2017, as the effect would have been anti-dilutive.

13. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Well	Water	Contract	Corporate
	Services	Servicing	Logistics	Drilling	and Other	Total
Three Months Ended March 30, 2018 (Unaudited)
Operating revenues	$117,597	57,537	56,509	3,022	—	$234,665
Direct operating costs	(89,659)	(48,191)	(40,923)	(2,543)	—	(181,316)
Segment profits	$27,938	9,346	15,586	479	—	$53,349
Depreciation and amortization	$14,260	5,772	7,726	420	2,057	$30,235
Capital expenditures (excluding acquisitions)	$11,517	6,705	2,189	407	433	$21,251
Identifiable assets	$255,067	110,413	123,599	6,676	315,810	$811,565
Three Months Ended March 30, 2017 (Unaudited)
Operating revenues	$80,431	48,619	50,206	2,763	—	$182,019
Direct operating costs	(67,252)	(40,916)	(41,538)	(2,408)	—	(152,114)
Segment profits	$13,179	7,703	8,668	355	—	$29,905
Depreciation and amortization	$11,766	4,596	6,527	626	1,898	$25,413
Capital expenditures (excluding acquisitions)	$32,209	8,378	7,421	53	243	$48,304
Identifiable assets	$256,278	108,013	131,698	12,560	260,728	$769,277

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2018	2017
Segment profits	$53,349	$29,905
General and administrative expenses	(40,978)	(34,205)
Depreciation and amortization	(30,235)	(25,413)
Gain (loss) on disposal of assets	(1,779)	467
Operating loss	$(19,643)	$(29,246)

14. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods:

	Three Months Ended March 31,
	2018	2017
	(In thousands)
Capital leases and notes issued for equipment	$3,321	$22,374
Asset retirement obligation additions (retirements)	(58)	—
Change in accrued property and equipment	2,518	—

Basic paid no income taxes during the three months ended March 31, 2018 and 2017. Basic paid interest of approximately $8.6 million and $1.3 million during the three months ended March 31, 2018 and 2017, respectively.
15. Recent Accounting Pronouncements
ASU 2014-09 - “Revenue from Contracts with Customers (Topic 606)" represents a comprehensive revenue recognition standard to supersede existing revenue recognition guidance and align GAAP more closely with International Financial Reporting Standards (IFRS).
The core principle of the new guidance is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of revenue and cash flows arising from contracts with customers.
The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented subject to certain practical expedients, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, and which includes additional disclosures regarding the change in accounting principle in the current period. We have adopted the standard effective January 1, 2018 using the modified retrospective method. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the three months ended March 31, 2018. The Company has included the disclosures required by ASU 2014-09 above.
        In February 2016, the FASB issued ASU 2016-02 - “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic expects to recognize additional right-of-use assets and liabilities related to operating leases with terms longer than one year. At March 31, 2018, Basic had operating leases with terms longer than one year of $11.3 million.

In November 2016 the FASB issued ASU 2016-18- "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies the treatment of cash inflows into and cash payments from restricted cash. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU should be applied using a retrospective transition method and are effective for reporting periods beginning after December 15, 2017. Basic began presenting cash flows under this standard as of March 31, 2018 and retrospectively for all periods presented. See Note 2, "Cash, Cash Equivalents and Restricted Cash" for disclosures.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, water logistics and contract drilling.
Our total hydraulic horsepower (“hhp”) increased to 523,000 at the end of the first quarter of 2018 compared to 444,000 for the first quarter of 2017. Weighted average horsepower increased to 523,000 for the first quarter of 2018 from 444,000 in the first quarter of 2017. Our weighted average number of water logistics trucks increased to 960 in the first quarter of 2018 from 935 in the first quarter of 2017. Our weighted average number of well servicing rigs decreased to 310 during the first quarter of 2018 compared to 421 in the first quarter of 2017.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31, 2018
	2018		2017
Revenues:
Completion and remedial services	$117.6	50%	$80.4	44%
Well servicing	$57.6	25%	$48.6	27%
Water logistics	$56.5	24%	$50.2	27%
Contract drilling	$3.0	1%	$2.8	2%
Total revenues	$234.7	100%	$182.0	100%

 During the fourth quarter of 2015, oil prices declined to levels below $50 per barrel (WTI Cushing) and dropped to levels below $30 in early 2016 before rebounding in late 2016.  During 2017 and 2018, oil prices continued to gradually improve with pricing in the low-$60 range by the end of the first quarter of 2018. As a result of the overall increase in pricing, our customers’ activity levels and utilization of our equipment have gradually improved.  General improvement in customer confidence has caused the North American onshore drilling rig count to slowly rise, resulting in a sustained increase in completion-related activity during the first three months of 2018. Additionally, production related activities, such as well servicing and water logistics, have seen increases in utilization as customers have enhanced their maintenance and workover budgets in 2018.
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
Selected Acquisitions and Divestitures
During the year ended December 31, 2017 and through the first three months of 2018, we did not enter into or complete any business acquisitions or divestitures.

Segment Overview
Completion and Remedial Services
During the first three months of 2018, our completion and remedial services segment represented approximately 50% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and other services.
Our pumping services provide both large and mid-sized fracturing services in selected markets, including vertical and horizontal wellbores. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 523,000 at March 31, 2018 and 444,000 at March 31, 2017, respectively. Weighted average horsepower increased to 523,000 for the first quarter of 2018 from 444,000 in the first quarter of 2017.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During the extended period of decreased spending by oil and gas companies in 2015 and 2016, we discounted our rates to remain competitive, which caused lower segment profits. Upon decisions by Saudi Arabia and OPEC to limit production, oil prices and activity increased gradually in the fourth quarter of 2016, and continued to increase gradually throughout 2017. During the first three months of 2018, we had an increase in pricing competition along with a marginal increase in utilization.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2017, the full year ended December 31, 2017 and quarter ended March 31, 2018 (dollars in thousands):

	Total	FRAC		Segment
	HHP	HHP	Revenues	Profits %
2017:
First Quarter	443,320	356,900	$80,431	16%
Second Quarter	518,365	381,850	$107,386	24%
Third Quarter	522,565	413,300	$123,650	23%
Fourth Quarter	522,565	413,300	$121,983	30%
Full Year	522,565	413,300	$433,450	27%
2018:
First Quarter	522,565	413,300	$117,597	24%
The decrease in completion and remedial services revenue to $117.6 million in the first quarter of 2018 from $122.0 million in the fourth quarter of 2017 resulted primarily from weather impact and competitive pressures in our coil tubing and fracing operations. Segment profits as a percentage of revenue decreased to 24% in the first quarter of 2018 from 30% in fourth quarter of 2017 due to decremental margins on a lower revenue base.
Well Servicing
During the first three months of 2018, our well servicing segment represented 25% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion, manufacturing, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
We charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our weighted average number of rigs marketed decreased from 421 in 2017 to 310 at March 31, 2018. We classified 111 rigs from our current fleet as "cold-stacked", reducing our total active rig fleet to 310 rigs, and removed these rigs from the active rig count. These cold-stacked rigs will ultimately be retired and disposed of in an orderly fashion.
.

The following is an analysis of our well servicing operations for each of the quarters in 2017, the full year ended December 31, 2017 and quarter ended March 31, 2018 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2017:
First Quarter	421	157,600	52%	$307	$49	16%
Second Quarter	421	162,300	54%	$321	$69	21%
Third Quarter	421	165,200	55%	$329	$69	21%
Fourth Quarter	421	159,500	53%	$339	$63	19%
Full Year	421	644,600	54%	$324	$63	19%
2018:
First Quarter	310	168,500	76%	$338	$55	16%

Rig utilization was 76% in the first quarter of 2018, up from 53% in the fourth quarter of 2017.  The higher utilization rate in the first quarter of 2018 resulted from a decrease in our marketed rig count as well as an increase in well servicing hours caused by increases in customer demand and activity in selected basins offset by significant weather impact in the first two months of the quarter. Our segment profit percentage decreased to 16% for the first quarter of 2018 compared to 19% in the fourth quarter of 2017, on consistent levels of utilization and more competitive pricing.
Water Logistics

During the first three months of 2018, our water logistics segment represented approximately 24% of our revenues. Revenues in our water logistics segment are earned from the sale, transportation, treatment, recycling, storage, and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The water logistics segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. Water is transported through several different methods such as trucking or via pipeline. Pipelining of water represented approximately 19% of total water disposed in the quarter ended March 31, 2018. These services are necessary for our customers and usually have a stable demand, but produce lower relative segment profits than other parts of our water logistics segment. Water logistics for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base water logistics segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining well locations, access roads to well locations, and installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We price water logistics by the job, by the hour, or by the quantities sold, disposed of or hauled.

  The following is an analysis of our water logistics operations for each of the quarters in 2017, the full year ended December 31, 2017 and quarter ended March 31, 2018 (dollars in thousands):

	Weighted				Segment
	Average			Revenue	Profits Per
	Number of		Pipeline	Per Water	Water
	Water Logistics	Trucking	Volumes	Logistics	Logistics	Segment
	Trucks	Hours	(in bbls)	Truck	Truck	Profits %
2017:
First Quarter	935	484,300	1,609,000	$54	$9	17%
Second Quarter	943	473,500	1,191,000	$54	$10	18%
Third Quarter	947	483,300	1,560,000	$55	$12	21%
Fourth Quarter	967	492,800	1,921,000	$57	$12	20%
Full Year	948	1,933,900	6,281,000	$220	$42	19%
2018:
First Quarter	960	479,600	1,551,000	$59	$16	28%

Revenue per water logistics truck increased to $59,000 in the first quarter of 2018 compared to $57,000 in fourth quarter of 2017 on consistent levels of trucking utilization and construction services revenues. Segment profit percentage increased to 28% in the first quarter of 2018 from 20% in the fourth quarter of 2017 primarily due to the incremental effect of higher revenues and rate increases.
Contract Drilling
During the first three months of 2018, our contract drilling segment represented approximately 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we charge our drilling rig customers a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 11 rigs during the first quarter of 2018.
The following is an analysis of our contract drilling segment for each of the quarters in 2017, the full year ended December 31, 2017 and quarter ended March 31, 2018 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2017:
First Quarter	12	135	$20.5	$2.6	12%
Second Quarter	11	91	$23.3	$2.8	12%
Third Quarter	11	92	$31.0	$3.3	11%
Fourth Quarter	11	139	$23.5	$2.5	11%
Full Year	11	457	$24.1	$2.8	11%
2018:
First Quarter	11	175	$17.3	$2.7	16%
 Revenue per drilling day decreased to $17,300 in the first quarter of 2018 compared to $23,500 in the fourth quarter of 2017. The decrease in revenue per drilling day in the first quarter of 2018 was due to a decrease in rig trucking revenues. Segment profit percentage increased to 16% in the first quarter of 2018 compared to segment profit of 11% in the fourth quarter of 2017.
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
Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 3. Summary of Significant Accounting Policies of the Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K.
Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2018 compared to the three months ended March 31, 2017. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended March 31, 2018 Compared to Three Months Ended March 31, 2017
Revenues. Revenues increased by 29% to $234.7 million during the first quarter of 2018 from $182.0 million during the same period in 2017. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2017, when our customers were working with reduced capital budgets. After a prolonged period of lower oil prices, our customers have gradually increased their capital and operating spending levels.
Completion and remedial services revenues increased by 46% to $117.6 million during the first quarter of 2018 compared to $80.4 million in the same period in 2017. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coil tubing lines of business. Total hydraulic horsepower increased to 523,000 at March 31, 2018 from 444,000 at March 31, 2017 primarily due to the acquisition of 74,000 HHP and two newbuild coiled tubing units which came online during the third quarter of 2017. Weighted average horsepower increased to 523,000 for the first quarter of 2018 from 444,000 in the first quarter of 2017.
Well servicing revenues increased by 18% to $57.5 million during the first quarter of 2018 compared to $48.6 million during the same period in 2017. The increase was driven by an increase in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs decreased to 310 during the first quarter of 2018 compared to 421 in the first quarter of 2017.  Utilization increased to 76% in the first quarter of 2018, compared to 52% in the comparable quarter of 2017 due to decreased rig count and higher rig hours. Revenue per rig hour in the first quarter of 2018 was $338, increasing from $307 in the comparable quarter of 2017 due to rate increases to customers.
Water logistics revenues increased by 13% to $56.5 million during the first quarter of 2018 compared to $50.2 million in the same period in 2017. Our revenue per water logistics truck increased 9% to 59,000 in the first quarter of 2018 compared to 54,000 in the same period in 2017 mainly due to increases in trucking activity and pricing. Our weighted average number of water logistics trucks increased to 960 during the first quarter of 2018 compared to 935 in the same period in 2017.
Contract drilling revenues increased by 9% to $3.0 million during the first quarter of 2018 compared to $2.8 million in the same period in 2017. The number of rig operating days increased by 26% to 175 in the first quarter of 2018 compared to 135 in the same period in 2017. The increase in revenue was due to an increase in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $181.3 million during the first quarter of 2018 from $152.1 million in the same period in 2017, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment increased by 33% to $89.7 million during the first quarter of 2018 compared to $67.3 million for the same period in 2017 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits increased to 24% of revenues during the first quarter of 2018 compared to 16% for the same period in 2017, due to the improved utilization of equipment, price increases and incremental margins from a higher revenue base.
Direct operating expenses for the well servicing segment increased by 18% to $48.2 million during the first quarter of 2018 compared to $40.9 million for the same period in 2017. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits remained constant at 16% of revenues during the first quarter of 2018 and 2017.
Direct operating expenses for the water logistics segment decreased by 1% to $40.9 million during the first quarter of 2018 compared to $41.5 million for the same period in 2017. Segment profits were 28% of revenues during the first quarter of 2018 compared to 17% for the same period in 2017, due to lower expenses and incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment increased 6% to $2.5 million during the first quarter of 2018 compared to $2.4 million for the same period in 2017, due to increased wages. Segment profits increased to 16% of revenues during the first quarter of 2018 from a segment profit of 12% during the first quarter of 2017 due to an increase in pricing.
General and Administrative Expenses. General and administrative expenses increased by 20% to $41.0 million during the first quarter of 2018 from $34.2 million for the same period in 2017. The increase was partially due to stock-based compensation expense, which was $6.8 million and $4.4 million during the first quarters of 2018 and 2017, respectively. In addition, costs related to a contemplated bond offering resulted in $1.8 million of legal and professional fees expense in the first quarter of 2018 and additional expense related to annual executive bonuses approved by the Compensation Committee in the first quarter of 2018 was $1.7 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $30.2 million during the first quarter of 2018 compared to $25.4 million for the same period in 2017.
Interest Expense. Interest expense increased to $11.3 million during the first quarter of 2018 compared to $9.1 million during the first quarter of 2017. Interest expense increases were related to our New ABL Facility which was entered into in 2017 and additional capital leases.
Income Tax Benefit. There was an income tax benefit of $0.1 million during the first quarter of 2018 compared to an income tax expense of $0.4 million for the same period in 2017. Excluding the impact of the valuation allowance, our effective tax rate during the first quarter of 2018 and 2017 was approximately 17.15% and 36.7%, respectively.
Liquidity and Capital Resources
As of March 31, 2018, our primary capital resources were net cash provided by operations, utilization of capital leases and borrowings under our $120.0 million accounts receivable securitization facility (the “New ABL Facility”). As of March 31, 2018, we had unrestricted cash and cash equivalents of $33.8 million compared to $38.5 million as of December 31, 2017. An additional amount of $47.7 million is classified as restricted cash to collateralize insurance reserves. Including availability under our New ABL Facility, we had total liquidity of $34.3 million as of March 31, 2018. On April 11, 2018, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the New ABL Facility. Among other things, Amendment No. 2 (i) increased the aggregate commitments under the Credit Agreement from $120 million to $150 million, (ii) added Morgan Stanley Senior Funding, Inc. as a lender and amended the commitment schedule to the Credit Agreement to reflect the same. As of March 31, 2018, Basic was in compliance with all debt covenants, as waived. In the first quarter, Basic negotiated a waiver with our Term Loan lenders to increase our maximum capital expenditures to $35 million for the quarter.
We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities
Cash provided by operating activities was $4.5 million for the three months ended March 31, 2018, an increase compared to cash used in operating activities of $12.9 million during the same period in 2017.  Operating cash flow provided in the first three months of 2018 improved compared to cash used in the same period in 2017 due to stronger operating results and working capital levels.
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

Capital Expenditures
Cash capital expenditures during the first three months of 2018 were $15.4 million with an additional $2.5 million of accrued capital expenditures compared to $25.9 million in the same period of 2017. We added $3.3 million of leased assets through our capital lease program and other financing arrangements during the first three months of 2018 compared to $22.4 million of leased asset additions in the same period in 2017.
We currently have planned capital expenditures for the full year of 2018 of under $80.0 million, including capital leases of $40.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Capital Resources and Financing
Our current primary capital resources are cash flow from our operations, our New ABL Facility, the ability to enter into capital leases, and a cash balance of $33.8 million at March 31, 2018. We had $85.0 million of borrowings under the New ABL Facility as of March 31, 2018, of which $47.7 million of cash is held in restricted cash as collateral for letters of credit, giving us approximately $0.5 million of available borrowing capacity subject to covenant constraints under our New ABL Facility. In 2018, we financed activities in excess of cash flow from operations primarily through the use of cash, capital leases and other financing arrangements. Our Amended and Restated Term Loan Agreement (the "Term Loan Agreement") had $162.1 million aggregate outstanding principal amount of loans as of March 31, 2018 and no additional borrowing capacity.
Contractual Obligations
We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our capital leases, (2) our operating leases, (3) our asset retirement obligations and (4) our other long-term liabilities. The following table outlines our contractual obligations as of March 31, 2018 (in thousands):

	Obligations Due in
	Periods Ended March 31,
Contractual Obligations	Total	2018	2019 to 2020	2021 to 2022	Thereafter
Term Loan Agreement	$162,113	$1,238	$3,300	$157,575	$—
New ABL Facility	$85,000	—	—	85,000	—
Capital leases and other financing arrangements	$90,691	43,487	40,200	6,934	70
Operating leases	$16,057	3,757	7,412	4,752	136
Asset retirement obligation	$2,489	719	652	224	894
Total	$356,350	$49,201	$51,564	$254,485	$1,100
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
Net Operating Losses
As of March 31, 2018, Basic had approximately $702.8 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $257.2 million of NOLs for state income tax purposes which begin to expire in 2018. Net operating losses generated after 2017 are carried forward indefinitely and are limited to 80% of taxable income. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.

Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2018, a valuation allowance of $151.6 million was recorded against the Company's net deferred tax assets for all jurisdictions that are not expected to be realized.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of March 31, 2018, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.
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

10.1*	Form of Performance-Based Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 14, 2018)

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

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

Date: May 7, 2018