Form 10-Q
period 2018-06-30
BASIC ENERGY SERVICES INC
filed 2018-08-02
CIK 1109189

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
For the quarterly period ended June 30, 2018
OR
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No   ☐
There were 26,470,750 shares of the registrant’s common stock outstanding as of August 2, 2018.

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
• the ability to operate our business following emergence from bankruptcy;
• availability and cost of equipment;
• competition within our industry;
• general economic and market conditions;
• our access to current or future financing arrangements;
• operational hazards inherent in the oil and gas industry;
• our ability to replace or add workers at economic rates; and
• environmental and other governmental regulations.
Our forward-looking statements speak only as of the date of this quarterly report. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in the forward-looking statements contained herein. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,683	$38,520
Restricted cash	47,125	47,703
Trade accounts receivable, net of allowance of $1,519 and $1,523, respectively	163,248	148,444
Accounts receivable - related parties	23	22
Income tax receivable	1,587	1,878
Inventories	38,657	36,403
Prepaid expenses	17,552	22,353
Other current assets	4,223	4,292
Total current assets	303,098	299,615
Property and equipment, net	480,552	502,579
Deferred debt costs, net of amortization	2,511	2,497
Intangible assets, net of amortization	3,102	3,221
Other assets	12,971	12,568
Total assets	$802,234	$820,480
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$90,268	$80,518
Accrued expenses	60,042	51,973
Current portion of long-term debt, net of discounts of $990 and $1,657, respectively	48,882	55,997
Other current liabilities	4,168	2,469
Total current liabilities	203,360	190,957
Long-term debt, net of discounts and deferred financing costs of $8,143 and $10,244, respectively	279,032	259,242
Deferred tax liabilities	—	78
Other long-term liabilities	36,691	31,550
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at March 31, 2018 and December 31, 2017	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 26,644,130 shares issued and 26,470,750 shares outstanding at June 30, 2018; 26,371,572 shares issued and 26,219,129 shares outstanding at December 31, 2017	266	264
Additional paid-in capital	453,907	439,517
Accumulated deficit	(167,259)	(96,674)
Treasury stock, at cost, 173,380 and 152,443 shares at June 30, 2018 and December 31, 2017, respectively	(3,763)	(4,454)
Total stockholders' equity	283,151	338,653
Total liabilities and stockholders' equity	$802,234	$820,480

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenues:
Completion and remedial services	$126,948	$107,385	$244,545	$187,817
Well servicing	64,405	53,054	121,942	101,672
Water logistics	59,679	50,740	116,188	100,946
Contract drilling	2,337	2,117	5,359	4,880
Total revenues	253,369	213,296	488,034	395,315
Expenses:
Completion and remedial services	100,528	81,199	190,187	148,451
Well servicing	49,680	41,796	97,871	82,712
Water logistics	44,008	41,580	84,931	83,118
Contract drilling	1,743	1,863	4,286	4,271
General and administrative, including stock-based compensation of $9,626 and $6,275 in the three months ended June 30, 2018 and 2017 and $16,424 and $10,723 for the six months ended June 30, 2018 and 2017, respectively	51,460	36,037	92,468	70,241
Depreciation and amortization	31,161	25,956	61,396	51,369
(Gain) loss on disposal of assets	1,921	(223)	3,700	(690)
Total expenses	280,501	228,208	534,839	439,472
Operating loss	(27,132)	(14,912)	(46,805)	(44,157)
Other income (expense):
Interest expense	(12,806)	(9,179)	(24,089)	(18,289)
Interest income	60	6	87	18
Other income	102	144	441	235
Loss before income taxes	(39,776)	(23,941)	(70,366)	(62,193)
Income tax benefit (expense)	(278)	—	(219)	(374)
Net loss	$(40,054)	$(23,941)	$(70,585)	$(62,567)
Loss per share of common stock:
Basic	$(1.51)	$(0.92)	$(2.67)	$(2.41)
Diluted	$(1.51)	$(0.92)	$(2.67)	$(2.41)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

			Additional			Total
	Common Stock		Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance - December 31, 2017	26,371,572	$264	$439,517	$(4,454)	$(96,674)	$338,653
Issuance of stock	272,558	2	—	—	—	2
Amortization of share-based compensation	—	—	16,424	—	—	16,424
Treasury stock, net	—	—	(2,034)	691	—	(1,343)
Net loss	—	—	—	—	$(70,585)	(70,585)
Balance - June 30, 2018	26,644,130	$266	$453,907	$(3,763)	$(167,259)	$283,151

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(70,585)	$(62,567)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	61,396	51,369
Accretion on asset retirement obligation	83	79
Change in allowance for doubtful accounts	(4)	1,751
Amortization of deferred financing costs	372	19
Amortization of debt discounts	2,742	3,862
Non-cash compensation	16,424	10,723
(Gain) loss on disposal of assets	3,700	(690)
Deferred income taxes	(78)	389
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(14,801)	(43,562)
Inventories	(2,254)	(989)
Income tax receivable	292	1
Prepaid expenses and other current assets	6,458	(5,958)
Other assets	(403)	(524)
Accounts payable	6,808	26,841
Other liabilities	6,905	(265)
Accrued expenses	8,069	6,128
Net cash provided by (used in) operating activities	25,124	(13,393)
Cash flows from investing activities:
Purchase of property and equipment	(31,697)	(33,745)
Proceeds from sale of assets	999	4,976
Net cash used in investing activities	(30,698)	(28,769)
Cash flows from financing activities:
Payments of debt	(27,140)	(22,266)
Proceeds from debt	26,000	—
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(1,341)	(38)
Deferred loan costs and other financing activities	(360)	(162)
Net cash used in financing activities	(2,841)	(22,466)
Net decrease in cash, cash equivalents and restricted cash	(8,415)	(64,628)
Cash, cash equivalents and restricted cash - beginning of period	86,223	101,304
Cash, cash equivalents and restricted cash - end of period	$77,808	$36,676

See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2018 (unaudited)
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
Liquidity and Capital Resources
As of June 30, 2018, our primary capital resources were cash flows from operations, utilization of capital leases and borrowings under our accounts receivable securitization facility (the “New ABL Facility”) which had aggregate commitments of $150.0 million as of June 30, 2018. As of June 30, 2018, we had $90.0 million in borrowings under the New ABL Facility compared to $64.0 million at December 31, 2017. At June 30, 2018, we had unrestricted cash and cash equivalents of  $30.7 million compared to $38.5 million as of December 31, 2017. An additional amount of  $47.1 million of our cash is classified as restricted cash. Including the availability of $14.7 million under the New ABL Facility, we currently have $45.4 million in total liquidity. For further discussion see Note 5, "Long-Term Debt and Interest Expense".
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
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of our wholly owned subsidiaries and our variable interest entity for which we hold a majority voting interest. All intercompany transactions and balances have been eliminated.

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

2. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows (in thousands):

	June 30,
	2018	2017
Cash and cash equivalents	$30,683	$34,244
Restricted cash	47,125	2,432
Total cash, cash equivalents and restricted cash	$77,808	$36,676

The Company’s restricted cash includes cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in current assets as of June 30, 2018 and 2017, respectively, and includes primarily cash used to collateralize insurance reserves.
3. Property and Equipment
Property and equipment consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Land	$21,297	$21,217
Buildings and improvements	40,377	40,043
Well service units and equipment	121,452	113,657
Frac equipment/test tanks	120,639	111,172
Pumping equipment	99,358	96,844
Water logistics equipment	80,490	79,711
Disposal facilities	54,936	51,363
Rental equipment	57,654	53,926
Light vehicles	23,972	19,869
Contract drilling equipment	11,424	10,967
Other	4,121	4,092
Construction equipment	2,438	2,338
Brine and fresh water stations	2,688	2,704
Software	831	817
	641,677	608,720
Less accumulated depreciation and amortization	161,125	106,141
Property and equipment, net	$480,552	$502,579

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	June 30, 2018	December 31, 2017
Pumping equipment	$56,425	$56,225
Water logistics equipment	42,083	40,097
Light vehicles	16,283	12,160
Contract drilling equipment	818	783
Well service units and equipment	98	262
Construction equipment	378	378
Rental equipment	572	—
	116,657	109,905
Less accumulated amortization	31,058	18,445
Property and equipment under capital lease, net	$85,599	$91,460

 Amortization of assets held under capital leases is included in depreciation and amortization expense in the consolidated statements of operations. Amortization amounts consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Lease amortization expense	$7,240	$3,890	$14,360	$7,590

4. Intangible Assets

Basic had trade names of $3.4 million as of June 30, 2018 and December 31, 2017. Trade names have a 15-year life and are tested for impairment when triggering events are identified.

Basic’s intangible assets were as follows (in thousands):

	June 30, 2018	December 31, 2017
Trade names	$3,410	$3,410
Other intangible assets	48	48
	$3,458	$3,458
Less accumulated amortization	356	237
Intangible assets subject to amortization, net	$3,102	$3,221

Amortization expense of intangible assets for the three months ended June 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Intangible amortization expense	$60	$60	$118	$119

5. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	June 30, 2018	December 31, 2017
Credit facilities:
Term Loan	$161,700	$162,525
New ABL Facility	90,000	64,000
Capital leases and other notes	85,347	100,615
Unamortized discounts, premiums, and deferred financing costs	(9,133)	(11,901)
Total principal amount of debt instruments, net	327,914	315,239
Less current portion	48,882	55,997
Long-term debt	$279,032	$259,242

Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of our Amended and Restated Term Loan Credit Agreement (the "Term Loan Agreement") and the short-term and long-term portions of the fair value discount of capital leases (in thousands):

	June 30, 2018	December 31, 2017
Unamortized discount on Term Loan	$8,003	$9,187
Unamortized discount on Capital Leases - short-term	990	1,657
Unamortized discount on Capital Leases - long-term	—	891
Unamortized deferred financing costs	140	166
	$9,133	$11,901

On April 11, 2018, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the New ABL Facility. Among other things, Amendment No. 2 (i) increased the aggregate commitments under the Credit Agreement from $120 million to $150 million and (ii) added Morgan Stanley Senior Funding, Inc. as a lender and amended the commitment schedule to the Credit Agreement to reflect the same.
As of June 30, 2018, Basic had $44.0 million of letters of credit outstanding secured by restricted cash borrowed under the New ABL Facility. Basic had borrowings under the New ABL Facility of $90 million as of June 30, 2018, giving Basic $14.7 million of available borrowing capacity under the New ABL Facility.

Basic’s interest expense for the three and six months ended June 30, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash payments for interest	$7,564	$8,040	$16,142	$9,308
Commitment and other fees paid	994	170	1,803	187
Amortization of debt issuance costs and discounts	1,463	2,321	3,114	3,881
Change in accrued interest	2,769	(1,364)	2,990	4,878
Other	16	12	40	35
	$12,806	$9,179	$24,089	$18,289

6. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of our financial instruments as of June 30, 2018 and December 31, 2017:

	Fair Value	June 30, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Term Loan	3	$153,697	$159,969	$153,338	$162,052

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
Sales and Use Tax Audit
In 2014, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report has been issued in the second quarter of 2018 for this audit, and Basic will appeal the preliminary report through the redetermination process. Based on our analysis, the potential liability associated with this audit ranges from $6.0 million to $24.0 million. An accrual for the estimated liability of $6.0 million has been recorded in Basic’s financial statements as general and administrative expense and the related interest associated with the taxes of $1.5 million is included in interest expense. This range could potentially change in future periods as the appeals and redetermination process progresses.
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
At June 30, 2018 and December 31, 2017, self-insured risk accruals totaled approximately $30.4 million, net of $865,000 receivable for medical and dental coverage, and $30.3 million, net of $971,000 receivable for medical and dental coverage, respectively.

8. Stockholders’ Equity
Common Stock
In February 2018, Basic granted certain members of management 203,625 performance-based restricted stock units and 203,625 restricted stock units, which each vest over a three-year period.

Treasury Stock
Basic has acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of certain restricted stock units and awards. Basic acquired a total of 77,431 shares of common stock through net share settlements during the first six months of 2018 and issued 56,494 shares from treasury stock for accelerated vestings and stock grants in the first six months of 2018. Basic acquired 1,032 shares of common stock through net share settlements during the first six months of 2017.
9. Incentive Plan
The following table reflects compensation activity related to the management incentive plan for the three and six-month periods ended June 30, 2018 (dollar amounts in thousands):

	Compensation expense for three months ended June 30, 2018	Compensation expense for six months ended June 30, 2018	Unrecognized compensation expense	Weighted average remaining life	Fair value of share based awards vested

Restricted stock awards and restricted stock units	$8,025	$13,757	$23,448	1.7	$4,882
Stock options	$1,601	$2,667	$5,203	8.6	$—

Stock Option Awards

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the Company's management incentive plan expire ten years from the date they are granted, and vest over a three-year service period.
The following table reflects changes during the six-month period and a summary of stock options outstanding at June 30, 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	654,016	$39.23
Options granted	—	—
Options forfeited	(17,266)	39.23
Options exercised	—	—
Outstanding, end of period	636,750	$39.23	8.6	$—
Exercisable, end of period	222,354	$39.23	8.6	$—
Vested or expected to vest, end of period	414,396	$39.23	8.6	$—

There were no stock options exercised during the six months ended June 30, 2018 and 2017.

Restricted Stock Unit Awards
 A summary of the status of Basic’s non-vested restricted stock units at June 30, 2018 and changes during the six months ended June 30, 2018 are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Shares	Value Per Share
Non-vested at beginning of period	1,097,010	$36.35
Granted during period	455,650	16.01
Vested during period	(284,904)	36.21
Forfeited during period	(54,134)	28.21
Non-vested at end of period	1,213,622	$29.11

Restricted Stock Awards
On May 21, 2018, Basic’s Board of Directors, the "Board", approved grants of restricted stock awards to non-employee members of the Board. The number of restricted shares granted was 48,400. These grants are subject to vesting over a period of ten months and are subject to accelerated vesting under certain circumstances.

Phantom Stock Awards
On February 8, 2018, the Compensation Committee of the Board approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. The number of phantom shares issued on February 8, 2018 was 82,170. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 15, 2019, and are subject to accelerated vesting in certain circumstances.
10. Related Party Transactions
Basic had receivables from employees of approximately $23,000 and $22,000 as of June 30, 2018 and December 31, 2017, respectively.

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
As of June 30, 2018, accounts receivable related to products and services were $163.2 million. At June 30, 2018 and December 31, 2017, the Company had $1.8 million and $2.4 million of contract assets, respectively, and had no contract liabilities or deferred contract costs recorded on the consolidated balance sheet.
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
The following table sets forth certain financial information with respect to Basic’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Completion & Remedial Services	Well Servicing	Water Logistics	Contract Drilling	Total
Three Months Ended June 30, 2018
Primary Geographical Markets
Permian Basin	$43,323	$30,364	$32,066	$2,466	$108,219
Texas Gulf Coast	236	7,338	8,614	—	16,188
ArkLaTex & Mid-Continent	56,144	12,731	11,616	—	80,491
Rocky Mountain	27,198	6,911	8,833	—	42,942
Eastern USA	1,267	2,286	—	—	3,553
West Coast	—	7,730	—	—	7,730
Corporate (Intercompany)	(1,220)	(2,955)	(1,450)	(129)	(5,754)
Total	$126,948	$64,405	$59,679	$2,337	$253,369

Major Products/service lines
Pumping Equipment	$86,495	$—	$—	$—	$86,495
Well Servicing	—	54,132	—	—	54,132
Transport/Vacuum	—	—	36,798	—	36,798
Coiled Tubing	15,179	—	—	—	15,179
RAFT	21,860	—	—	—	21,860
Plugging	—	6,521	—	—	6,521
Production and Disposal Facilities	—	—	6,044	—	6,044
Hot Oiler	—	—	5,003	—	5,003
Other	3,414	3,752	11,834	2,337	21,337
Total	$126,948	$64,405	$59,679	$2,337	$253,369

Timing of revenue recognition
Products and services transferred over time	126,948	64,405	59,679	2,337	253,369
Total	$126,948	$64,405	$59,679	$2,337	$253,369
Six Months Ended June 30, 2018
Primary Geographical Markets
Permian Basin	$81,489	$57,377	$62,654	$5,622	$207,142
Texas Gulf Coast	1,045	14,653	17,488	—	33,186
ArkLaTex & Mid-Continent	105,444	23,950	22,322	—	151,716
Rocky Mountain	56,987	13,135	16,609	—	86,731
Eastern USA	2,957	4,471	—	—	7,428
West Coast	—	14,179	—	—	14,179
Corporate (Intercompany)	(3,377)	(5,823)	(2,885)	(263)	(12,348)
Total	$244,545	$121,942	$116,188	$5,359	$488,034

Major Products/service lines
Pumping Equipment	$159,305	$—	$—	$—	$159,305
Well Servicing	—	102,668	—	—	102,668
Transport/Vacuum	—	—	72,043	—	72,043
Coiled Tubing	35,159	—	—	—	35,159
RAFT	42,642	—	—	—	42,642
Plugging	—	12,534	—	—	12,534
Production and Disposal Facilities	—	—	11,695	—	11,695
Hot Oiler	—	—	10,388	—	10,388
Other	7,439	6,740	22,062	5,359	41,600
Total	$244,545	$121,942	$116,188	$5,359	$488,034

Timing of revenue recognition
Products and services transferred over time	244,545	121,942	116,188	5,359	488,034
Total	$244,545	$121,942	$116,188	$5,359	$488,034

12. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)

Numerator (both basic and diluted):
Net loss	$(40,054)	$(23,941)	$(70,585)	$(62,567)
Denominator:
Denominator for basic loss per share	26,444,145	26,011,369	26,390,393	26,005,409
Basic loss per common share:	$(1.51)	$(0.92)	$(2.67)	$(2.41)
Diluted loss per common share:	$(1.51)	$(0.92)	$(2.67)	$(2.41)

Stock options and warrants of 2,703,326  were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2018 because the effect would have been anti-dilutive. Unvested restricted shares of 21,807 and 12,722 were excluded from the calculation of diluted earnings per share for the three and six months ended June 30, 2018, because the effect would have been anti-dilutive. Unvested stock options and warrants of 1,346,095 and 1,362,232 were excluded from the computation of diluted loss per share for the three and six months ended June 30, 2017, because the effect would have been anti-dilutive.

13. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Well	Water	Contract	Corporate
	Services	Servicing	Logistics	Drilling	and Other	Total
Three Months Ended June 30, 2018 (Unaudited)
Operating revenues	$126,948	$64,405	$59,679	$2,337	$—	$253,369
Direct operating costs	(100,528)	(49,680)	(44,008)	(1,743)	—	(195,959)
Segment profits	$26,420	$14,725	$15,671	$594	$—	$57,410
Depreciation and amortization	$14,815	$5,890	$8,038	$363	$2,055	$31,161
Capital expenditures (excluding acquisitions)	$9,820	$5,601	$8,589	$103	$322	$24,435
Three Months Ended June 30, 2017 (Unaudited)
Operating revenues	$107,385	$53,054	$50,740	$2,117	$—	$213,296
Direct operating costs	(81,199)	(41,796)	(41,580)	(1,863)	—	(166,438)
Segment profits	$26,186	$11,258	$9,160	$254	$—	$46,858
Depreciation and amortization	$12,412	$4,636	$6,637	$501	$1,770	$25,956
Capital expenditures (excluding acquisitions)	$25,849	$5,116	$8,916	$(36)	$1,004	$40,849
Six Months Ended June 30, 2018 (Unaudited)
Operating revenues	$244,545	$121,942	$116,188	$5,359	$—	$488,034
Direct operating costs	(190,187)	(97,871)	(84,931)	(4,286)	—	(377,275)
Segment profits	$54,358	$24,071	$31,257	$1,073	$—	$110,759
Depreciation and amortization	$29,075	$11,663	$15,764	$783	$4,111	$61,396
Capital expenditures (excluding acquisitions)	$21,337	$12,307	$10,778	$510	$754	$45,686
Identifiable assets	$250,249	$111,043	$120,814	$5,899	$314,229	$802,234
Six Months Ended June 30, 2017 (Unaudited)
Operating revenues	$187,817	$101,672	$100,946	$4,880	$—	$395,315
Direct operating costs	(148,451)	(82,712)	(83,118)	(4,271)	—	(318,552)
Segment profits	$39,366	$18,960	$17,828	$609	$—	$76,763
Depreciation and amortization	$24,563	$9,176	$13,136	$991	$3,503	$51,369
Capital expenditures (excluding acquisitions)	$58,058	$13,493	$16,337	$17	$1,247	$89,152
Identifiable assets	$268,381	$109,817	$133,557	$10,025	$264,586	$786,366

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Segment profits	$57,410	$46,858	$110,759	$76,763
General and administrative expenses	(51,460)	(36,037)	(92,468)	(70,241)
Depreciation and amortization	(31,161)	(25,956)	(61,396)	(51,369)
Gain (loss) on disposal of assets	(1,921)	223	(3,700)	690
Operating loss	$(27,132)	$(14,912)	$(46,805)	$(44,157)

14. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods (in thousands):

	Six Months Ended June 30,
	2018	2017

Capital leases and notes issued for equipment	$11,047	$49,214
Asset retirement obligation additions (retirements)	(148)	—
Change in accrued property and equipment	2,942	6,193

Basic paid no income taxes during the six months ended June 30, 2018 and 2017. Basic paid interest of approximately $16.1 million and $9.3 million during the six months ended June 30, 2018 and 2017, respectively.
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
The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented subject to certain practical expedients, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, and which includes additional disclosures regarding the change in accounting principle in the current period. We have adopted the standard effective January 1, 2018 using the modified retrospective method. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the six months ended June 30, 2018. The Company has included the disclosures required by ASU 2014-09 above.
     In February 2016, the FASB issued ASU 2016-02 - “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic expects to recognize additional right-of-use assets and liabilities related to operating leases with terms longer than one year. At June 30, 2018, Basic had operating leases with terms longer than one year of $12.4 million.

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
Our total hydraulic horsepower (“hhp”) decreased to 516,000 at the end of the second quarter of 2018 compared to 518,000 for the second quarter of 2017. Weighted average horsepower increased to 518,000 for the second quarter of 2018 from 488,000 in the second quarter of 2017. Our weighted average number of water logistics trucks decreased to 903 in the second quarter of 2018 from 943 in the second quarter of 2017. Our weighted average number of well servicing rigs decreased to 310 during the second quarter of 2018 compared to 421 in the second quarter of 2017.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Six Months Ended June 30,
	2018		2017
Revenues:
Completion and remedial services	$244.5	50%	$187.8	48%
Well Servicing	121.9	25%	101.7	26%
Water Logistics	116.2	24%	100.9	26%
Contract drilling	5.4	1%	4.9	1%
Total revenues	$488.0	100%	$395.3	100%

 During the fourth quarter of 2015, oil prices declined to levels below $50 per barrel (WTI Cushing) and dropped to levels below $30 in early 2016 before rebounding in late 2016.  During 2017 and 2018, oil prices continued to gradually improve with pricing in the low-$70 range by the end of the second quarter of 2018. As a result of the overall increase in pricing, our customers’ activity levels and utilization of our equipment have gradually improved.  General improvement in customer confidence has caused the North American onshore drilling rig count to slowly rise, resulting in a sustained increase in completion-related activity during the first half of 2018. Additionally, production related activities, such as well servicing and water logistics, have seen increases in utilization as customers have enhanced their maintenance and workover budgets in 2018.
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
Selected Acquisitions and Divestitures
During the year ended December 31, 2017 and through the first six months of 2018, we did not enter into or complete any business acquisitions or divestitures.

Segment Overview
Completion and Remedial Services
During the first six months of 2018, our completion and remedial services segment represented approximately 50% of our revenues. Revenues from our completion and remedial services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and other services.
Our pumping services provide both large and mid-sized fracturing services in selected markets, including vertical and horizontal wellbores. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 516,000 at June 30, 2018 and 518,000 at June 30, 2017, respectively. Weighted average horsepower increased to 518,000 for the second quarter of 2018 from 488,000 in the second quarter of 2017.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. Upon decisions by Saudi Arabia and OPEC to limit production, oil prices and activity increased gradually in the fourth quarter of 2016, and continued to increase gradually throughout 2017. During the first six months of 2018, we had an increase in pricing competition along with a marginal increase in utilization.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31 and June 30, 2018 (dollars in thousands):

	Total	FRAC		Segment
	HHP	HHP	Revenues	Profits %
2017:
First Quarter	443,320	356,900	$80,431	16%
Second Quarter	518,365	381,850	$107,386	24%
Third Quarter	522,565	413,300	$123,650	32%
Fourth Quarter	522,565	413,300	$121,983	30%
Full Year	522,565	413,300	$433,450	27%
2018:
First Quarter	522,565	413,300	$117,597	24%
Second Quarter	516,465	407,800	$126,948	21%

The increase in completion and remedial services revenue to $126.9 million in the second quarter of 2018 from $117.6 million in the first quarter of 2018 resulted primarily from weather impact in the first quarter and pricing improvements in our coiled tubing and fracing operations. Segment profits as a percentage of revenue decreased to 21% in the second quarter of 2018 from 24% in first quarter of 2018 due to lower revenues in our coiled tubing service line and increased sand and freight costs in our pressure pumping operations.
Well Servicing
During the first six months of 2018, our well servicing segment represented 25% of our revenues. Revenue in our well servicing segment is derived from completion, production maintenance, workover, manufacturing, and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells.
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
We charge our well servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. Depending on the type of job, we may also charge by the project or by the day. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our weighted average number of rigs marketed decreased from 421 in 2017 to 310 at June 30, 2018. We classified 111 rigs from our current fleet as "cold-stacked", reducing our total active rig fleet to 310 rigs, and removed these rigs from the active rig count. These cold-stacked rigs will ultimately be retired and disposed of in an orderly fashion.
The following is an analysis of our well servicing operations for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31 and June 30, 2018 (dollars in thousands):

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2017:
First Quarter	421	157,600	52%	$307	$49	16%
Second Quarter	421	162,300	54%	$321	$69	21%
Third Quarter	421	165,200	55%	$329	$69	21%
Fourth Quarter	421	159,500	53%	$339	$63	19%
Full Year	421	644,600	54%	$324	$63	19%
2018:
First Quarter	310	168,500	76%	$338	$55	16%
Second Quarter	310	181,600	82%	$348	$81	23%

Rig utilization was 82% in the second quarter of 2018, up from 76% in the first quarter of 2018.  The higher utilization rate in the second quarter of 2018 resulted from an increase in well servicing hours caused by increases in customer demand and activity, primarily for our 24-hour rig packages, as well as from seasonal factors. Our segment profit percentage increased to 23% for the second quarter of 2018 compared to 16% in the first quarter of 2018, on increased levels of utilization and continued pricing improvements.
Water Logistics

During the first six months of 2018, our water logistics segment represented approximately 24% of our revenues. Revenues in our water logistics segment are earned from the sale, transportation, treatment, recycling, storage, and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include well site construction and maintenance services. The water logistics segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. Water is transported through trucking or via pipeline. Pipelining of water represented approximately 23% of total water disposed in the quarter ended June 30, 2018. These services are necessary for our customers and usually have a stable demand, but produce lower relative segment revenues than other parts of our water logistics segment. Water logistics for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or frac fluids used during a job, flowback and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits for these add-on services are due to the relatively small incremental labor costs associated with providing these services in addition to our base water logistics segment. Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including frac water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining well locations, access roads to well locations, and installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We price water logistics by the job, by the hour, or by the quantities sold, disposed of or hauled.

  The following is an analysis of our water logistics operations for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31 and June 30, 2018 (dollars in thousands):

	Weighted				Segment
	Average			Revenue	Profits Per
	Number of		Pipeline	Per Water	Water
	Water Logistics	Trucking	Volumes	Logistics	Logistics	Segment
	Trucks	Hours	(in bbls)	Truck	Truck	Profits %
2017:
First Quarter	935	484,300	1,609,000	$54	$9	17%
Second Quarter	943	473,500	1,191,000	$54	$10	18%
Third Quarter	947	483,300	1,560,000	$55	$12	21%
Fourth Quarter	967	492,800	1,921,000	$57	$12	20%
Full Year	948	1,933,900	6,281,000	$220	$42	19%
2018:
First Quarter	960	479,600	1,551,000	$59	$16	28%
Second Quarter	903	486,800	2,064,000	$66	$17	26%

Revenue per water logistics truck increased to $66,000 in the second quarter of 2018 compared to $59,000 in first quarter of 2018 on consistent levels of trucking utilization and construction services revenues. Segment profit percentage decreased to 26% in the second quarter of 2018 from 28% in the first quarter of 2018 primarily due to the weather impacting disposal operations in our Gulf Coast region.
Contract Drilling
During the first six months of 2018, our contract drilling segment represented approximately 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we charge our drilling rig customers a “daywork” daily rate, or “footage” at an established rate per number of feet drilled. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 11 rigs during the second quarter of 2018.
The following is an analysis of our contract drilling segment for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31 and June 30, 2018 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2017:
First Quarter	12	135	$21	$2.6	12%
Second Quarter	11	91	$23	$2.8	12%
Third Quarter	11	92	$31	$3.3	11%
Fourth Quarter	11	139	$24	$2.5	11%
Full Year	11	457	$24	$2.8	11%
2018:
First Quarter	11	175	$17	$2.7	16%
Second Quarter	11	91	$26	$6.5	25%

 Revenue per drilling day increased to $25,700 in the second quarter of 2018 compared to $17,300 in the first quarter of 2018. The increase in revenue per drilling day in the second quarter of 2018 was due to an increase in rig trucking revenues. Segment profit percentage increased to 25% in the second quarter of 2018 compared to segment profit of 16% in the first quarter of 2018.

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
Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2018 compared to the three and six months ended June 30, 2017. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended June 30, 2018 Compared to Three Months Ended June 30, 2017
Revenues. Revenues increased by 19% to $253.4 million during the second quarter of 2018 from $213.3 million during the same period in 2017. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2017, when our customers were working with reduced capital budgets. After a prolonged period of lower oil prices, our customers have gradually increased their capital and operating spending levels.
Completion and remedial services revenues increased by 18% to $126.9 million during the second quarter of 2018 compared to $107.4 million in the same period in 2017. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coiled tubing lines of business. Total hydraulic horsepower decreased to 516,000 at June 30, 2018 from 518,000 at June 30, 2017. Weighted average horsepower increased to 518,000 for the second quarter of 2018 from 488,000 in the second quarter of 2017.
Well servicing revenues increased by 21% to $64.4 million during the second quarter of 2018 compared to $53.1 million during the same period in 2017. The increase was driven by an increase in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs decreased to 310 during the second quarter of 2018 compared to 421 in the first quarter of 2017.  Utilization increased to 82% in the second quarter of 2018, compared to 54%  (71% based on our current fleet of 310 rigs) in the comparable quarter of 2017 due to decreased rig count and higher rig hours. Revenue per rig hour in the second quarter of 2018 was $348, increasing from $321 in the comparable quarter of 2017 due to rate increases to customers.
Water logistics revenues increased by 18% to $59.7 million during the second quarter of 2018 compared to $50.7 million in the same period in 2017. Our revenue per water logistics truck increased 22% to $66,000 in the second quarter of 2018 compared to $54,000 in the same period in 2017 mainly due to increases in pipelining, trucking activity and pricing. Pipeline water volumes increased to 2.0 million barrels or 23% of total disposal volumes compared to 1.2 million barrels or 14% of total disposal volumes in the second quarter of 2017. Our weighted average number of water logistics trucks decreased to 903 during the second quarter of 2018 compared to 943 in the same period in 2017.
Contract drilling revenues increased by 10% to $2.3 million during the second quarter of 2018 compared to $2.1 million in the same period in 2017. The number of rig operating days remained constant at 91 in the second quarter of 2018 and 2017. The increase in revenue was due to increases in pricing and trucking activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $196.0 million during the second quarter of 2018 from $166.4 million in the same period in 2017, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment increased by 24% to $100.5 million during the second quarter of 2018 compared to $81.2 million for the same period in 2017 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 21% of revenues during the second quarter of 2018 compared to 24% for the same period in 2017, due to competitive pricing pressures.
Direct operating expenses for the well servicing segment increased by 19% to $49.7 million during the second quarter of 2018 compared to $41.8 million for the same period in 2017. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits increased to 23% of revenues during the second quarter of 2018 from 21% for the same period in 2017 due to incremental margins from a higher revenue base.
Direct operating expenses for the water logistics segment increased by 6% to $44.0 million during the second quarter of 2018 compared to $41.6 million for the same period in 2017. Segment profits were 26% of revenues during the second quarter of 2018 compared to 18% for the same period in 2017, due to incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment decreased 6% to $1.7 million during the second quarter of 2018 compared to $1.9 million for the same period in 2017, due to increased wages. Segment profits increased to 25% of revenues during the second quarter of 2018 from a segment profit of 12% during the second quarter of 2017 due to an increase in pricing.
General and Administrative Expenses. General and administrative expenses increased by 43% to $51.5 million during the second quarter of 2018 from $36.0 million for the same period in 2017. The increase was partially due to stock-based compensation expense, which was $9.6 million, including $3.9 million related to retirement of an executive officer, and $6.3 million during the second quarter of 2018 and 2017, respectively. In addition, we incurred certain costs, including our Texas sales and use tax audit liability totaling $6.0 million, bad debt related to a single customer of $3.1 million, and accrued consulting fees related to our strategic realignment of approximately $2.0 million in the second quarter of 2018.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $31.2 million during the second quarter of 2018 compared to $26.0 million for the same period in 2017.
Interest Expense. Interest expense increased to $12.8 million during the second quarter of 2018 compared to $9.2 million during the second quarter of 2017. Interest expense increases were related to interest on our New ABL Facility which was entered into in the third quarter of 2017, accrued interest of $1.5 million related to the Texas sales and use tax audit and additional capital leases.
Income Tax Expense. There was an income tax expense of $0.3 million during the second quarter of 2018 compared to an income tax expense of $0 for the same period in 2017. Excluding the impact of the valuation allowance, our effective tax rate during the second quarter of 2018 and 2017 was approximately 20% and 36%, respectively.
Six Months Ended June 30, 2018 Compared to Six Months Ended June 30, 2017
Revenues. Revenues increased by 23% to $488.0 million during the six months ended June 30, 2018 from $395.3 million during the same period in 2017. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2017, when our customers were working with reduced capital budgets. After a prolonged period of lower oil prices, our customers have gradually increased their capital and operating spending levels.
Completion and remedial services revenues increased by 30% to $244.5 million during the six months ended June 30, 2018 compared to $187.8 million in the same period in 2017. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coiled tubing lines of business. Total hydraulic horsepower decreased to 516,000 at June 30, 2018 from 518,000 at June 30, 2017. Weighted average horsepower increased to 518,000 for the six months ended June 30, 2018 from 488,000 for the six months ended June 30, 2017.
Well servicing revenues increased by 20% to $121.9 million during the six months ended June 30, 2018 compared to $101.7 million during the same period in 2017. The increase was driven by an increase in utilization of our equipment and increased customer demand, particularly increased demand for our 24-hour rig packages. Our weighted average number of well servicing rigs decreased to 310 during the six months ended June 30, 2018 compared to 421 in the six months ended June 30, 2017.  Utilization increased to 79% in the six months ended June 30, 2018, compared to 53% (71% based on our current fleet of 310 rigs) in the comparable period of 2017 due to decreased rig count and higher rig hours. Revenue per rig hour in the six months ended June 30, 2018 was $343, increasing from $314 in the comparable period of 2017 due to rate increases to customers.
Water logistics revenues increased by 15% to $116.2 million during the six months ended June 30, 2018 compared to $100.9 million in the same period in 2017. Our revenue per water logistics truck increased 16% to $125,000 in the six months ended June 30, 2018 compared to $108,000 in the same period in 2017 mainly due to increases in pipelining, trucking activity and pricing. For the six months ended June 30, 2018 pipeline water volumes increased to 3.6 million barrels or 21% of total disposal volumes compared to 2.8 million barrels or 17% of total disposal volumes for the six months ended June 30, 2017. Our weighted average number of water logistics trucks decreased to 928 during the six months ended June 30, 2018 compared to

939 in the same period in 2017.
Contract drilling revenues increased by 10% to $5.4 million during the six months ended June 30, 2018 compared to $4.9 million in the same period in 2017. The number of rig operating days increased by 18% to 266 in the six months ended June 30, 2018 compared to 226 in the same period in 2017. The increase in revenue was due to an increase in drilling activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $377.3 million during the six months ended June 30, 2018 from $318.6 million in the same period in 2017, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the completion and remedial services segment increased by 28% to $190.2 million during the six months ended June 30, 2018 compared to $148.5 million for the same period in 2017 due primarily to increased activity levels overall, especially in our pumping and coiled tubing services. Segment profits increased to 22% of revenues during the six months ended June 30, 2018 compared to 21% for the same period in 2017, due to the improved utilization of equipment, price increases and incremental margins from a higher revenue base.
Direct operating expenses for the well servicing segment increased by 18% to $97.9 million during the six months ended June 30, 2018 compared to $82.7 million for the same period in 2017. The increase in direct operating expenses correspond to increased workover and plugging activity levels. Segment profits increased to 20% of revenues during the six months ended June 30, 2018 compared to 19% for the same period in 2017.
Direct operating expenses for the water logistics segment increased by 2% to $84.9 million during the six months ended June 30, 2018 compared to $83.1 million for the same period in 2017. Segment profits were 27% of revenues during the six months ended June 30, 2018 compared to 18% for the same period in 2017, due to incremental margins from a higher revenue base.
Direct operating expenses for the contract drilling segment remained constant at $4.3 million during the six months ended June 30, 2018 and 2017. Segment profits increased to 20% of revenues during the six months ended June 30, 2018 from a segment profit of 12% during the six months ended June 30, 2017 due to an increase in pricing.
General and Administrative Expenses. General and administrative expenses increased by 32% to $92.5 million during the six months ended June 30, 2018 from $70.2 million for the same period in 2017. The increase was partially due to stock-based compensation expense, which was $16.4 million, including $3.9 million related to retirement of an executive officer, and $10.7 million during the six months ended June 30, 2018 and 2017, respectively. In addition, we incurred costs related our Texas Sales and Use Tax audit liability totaling $6.0 million, bad debt related to a single customer of $3.1 million, accrued consulting fees related to our strategic realignment of approximately $2.0 million in the first half of 2018, costs associated with a withdrawn bond offering resulted in $1.8 million of legal and professional fees expense, and accrual costs related to annual executive bonuses approved by the Compensation Committee of the Board in the first half of 2018 were $1.7 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $61.4 million during the six months ended June 30, 2018 compared to $51.4 million for the same period in 2017 due to capital additions.
Interest Expense. Interest expense increased to $24.1 million during the six months ended June 30, 2018 compared to $18.3 million during the six months ended June 30, 2017. Interest expense increases were related to interest on our New ABL Facility which was entered into in the third quarter of 2017, accrued interest of $1.5 million related to the Texas sales and use tax audit and additional capital leases.
Income Tax Expense. There was an income tax expense of $0.2 million during the six months ended June 30, 2018 compared to an income tax expense of $0.4 million for the same period in 2017. Excluding the impact of the valuation allowance, our effective tax rate during the six months ended June 30, 2018 and 2017 was approximately 19% and 36%, respectively.
Liquidity and Capital Resources
As of June 30, 2018, our primary capital resources were net cash provided by operations, utilization of capital leases and borrowings under our $150.0 million New ABL Facility. As of June 30, 2018, we had unrestricted cash and cash equivalents of $30.7 million compared to $38.5 million as of December 31, 2017. An additional amount of $47.1 million is classified as restricted cash to collateralize insurance reserves. Including availability of $14.7 million under our New ABL Facility, we had total liquidity of $45.4 million as of June 30, 2018. On April 11, 2018, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the New ABL Facility. Among other things, Amendment No. 2 (i) increased the aggregate commitments under the Credit Agreement from $120 million to $150 million, (ii) added Morgan Stanley Senior Funding, Inc. as a lender and amended the commitment schedule to the Credit Agreement to reflect the same. As of June 30, 2018, Basic was in compliance with all debt covenants, as waived. In the second quarter, Basic received a waiver with our Term Loan lenders to increase our maximum capital expenditures to $35 million from $30.0 million and lower required cash balance from $25.0 million to $20.0 million for the quarter.
We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.

Net Cash Provided by Operating Activities
Cash provided by operating activities was $25.1 million for the six months ended June 30, 2018, an increase compared to cash used in operating activities of $13.4 million during the same period in 2017.  Operating cash flow provided in the first six months of 2018 improved compared to cash used in the same period in 2017 due to stronger operating results and improved working capital levels due to better accounts receivable collections.
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

Capital Expenditures
Cash capital expenditures during the first six months of 2018 were $31.7 million with an additional $2.9 million of accrued capital expenditures compared to $33.7 million in the same period of 2017. We added $11.0 million of leased assets through our capital lease program and other financing arrangements during the first six months of 2018 compared to $49.2 million of leased asset additions in the same period in 2017.
We currently have planned capital expenditures for the full year of 2018 of under $80.0 million, including capital leases of $20.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Capital Resources and Financing
Our current primary capital resources are cash flow from our operations, our New ABL Facility, the ability to enter into capital leases, and a cash balance of $30.7 million at June 30, 2018. We had $90.0 million of borrowings under the New ABL Facility as of June 30, 2018, of which $47.1 million of cash is held in restricted cash as collateral for letters of credit, giving us approximately $14.7 million of available borrowing capacity subject to covenant constraints under our New ABL Facility. In 2018, we financed activities in excess of cash flow from operations primarily through the use of cash, capital leases and other financing arrangements. Our Amended and Restated Term Loan Agreement (the "Term Loan Agreement") had $161.7 million aggregate outstanding principal amount of loans as of June 30, 2018 and no additional borrowing capacity.
Contractual Obligations
We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our capital leases, (2) our operating leases, (3) our asset retirement obligations and (4) our other long-term liabilities. The following table outlines our contractual obligations as of June 30, 2018 (in thousands):

	Obligations Due in
	Periods Ended June 30,
Contractual Obligations	Total	2018	2019 to 2020	2021 to 2022	Thereafter
Term Loan Agreement	$161,700	$825	$3,300	$157,575	$—
New ABL Facility	90,000	—	—	90,000	—
Capital leases and other financing arrangements	85,347	31,660	43,791	9,826	70
Operating leases	14,981	2,567	7,267	4,989	158
Asset retirement obligation	2,437	656	665	227	889
Total	$354,465	$35,708	$55,023	$262,617	$1,117

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
Net Operating Losses
As of June 30, 2018, Basic had approximately $732.2 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $265.9 million of NOLs for state income tax purposes which begin to expire in 2018. Net operating losses generated after 2017 are carried forward indefinitely and are limited to 80% of taxable income. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.
Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2018, a valuation allowance of $159.9 million was recorded against the Company's net deferred tax assets for all jurisdictions that are not expected to be realized.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of June 30, 2018, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2018, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
ITEM 1A.  RISK FACTORS

During the quarter ended June 30, 2018, there have been no material changes in our risk factors disclosed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017, except for the following:
We may not be successful in implementing and maintaining technology development and enhancements. New technology may cause us to become less competitive.
The oilfield services industry is subject to the introduction of new drilling and completion techniques and services using new technologies, some of which may be subject to patent protection. Our competitors may develop or acquire the right to use new technologies not available to us, which may place us at a competitive disadvantage. In addition, we may face competitive pressure to implement or acquire new technologies at a substantial cost. Some of our competitors have greater resources that may allow them to implement new technologies before we can. Our inability to develop and implement new technologies or products on a timely basis and at competitive cost could have a material adverse effect on our financial position and results of operations.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers

There were no repurchases of equity securities during the period.

ITEM 6. EXHIBITS

Exhibit
No.	Description

2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 12, 2016).

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 12, 2016).

3.1*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016).

3.2*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016).

4.1*
Specimen Stock Certificate representing Common Stock of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693), filed on December 23, 2016).

4.2*
Warrant Agreement between Basic, as issuer, and American Stock Transfer & Trust Company, LLC, as warrant agent, dated as of December 23, 2016. (Incorporated by reference to Exhibit 4.1 to Form 8-A12G (SEC File No. 001-32693) filed on December 23, 2016).

4.3*
Registration Rights Agreement, dated as of December 23, 2016, between Basic and certain stockholders (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016).

10.1*
Transition Services Agreement, dated April 3, 2018, between Basic and Alan Krenek Form of Performance-Based Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 14April 3, 2018).

10.2*
Amendment No. 2 to the Credit and Security Agreement, dated April 11, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on April 17, 2018).

31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

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

Date: August 2, 2018