Form 10-Q
period 2018-09-30
BASIC ENERGY SERVICES INC
filed 2018-11-05
CIK 1109189

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
For the quarterly period ended September 30, 2018
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No   ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☒    No   ☐
There were 26,561,124 shares of the registrant’s common stock outstanding as of November 5, 2018.

i

BASIC ENERGY SERVICES, INC.

ii

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in this quarterly report, and in our most recent Annual Report on Form 10-K and subsequent Quarterly Reports on Form 10-Q, and other factors, most of which are beyond our control.
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
• liquidity, including our ability to satisfy our short or long-term liquidity needs;
• our borrowing capacity, covenant compliance under instruments governing any of our existing or future indebtedness and cash flows; and
• environmental and other governmental regulations.
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

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$30,847	$38,520
Restricted cash	44,997	47,703
Trade accounts receivable, net of allowance of $1,801 and $1,523, respectively	156,165	148,444
Accounts receivable - related parties	—	22
Income tax receivable	1,588	1,878
Inventories	36,090	36,403
Prepaid expenses	19,847	22,353
Other current assets	5,688	4,292
Total current assets	295,222	299,615
Property and equipment, net	465,553	502,579
Deferred debt costs, net of amortization	2,535	2,497
Intangible assets, net of amortization	3,043	3,221
Other assets	12,617	12,568
Total assets	$778,970	$820,480
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$89,929	$80,518
Accrued expenses	67,678	51,973
Current portion of long-term debt, net of discounts of $658 and $1,657, respectively	39,419	55,997
Other current liabilities	6,102	2,469
Total current liabilities	203,128	190,957
Long-term debt, net of discounts and deferred financing costs of $7,496 and $10,244, respectively	278,319	259,242
Deferred tax liabilities	—	78
Other long-term liabilities	36,513	31,550
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; none designated or issued at September 30, 2018 and December 31, 2017	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 26,765,089 shares issued and 26,547,471 shares outstanding at September 30, 2018; 26,371,572 shares issued and 26,219,129 shares outstanding at December 31, 2017	268	264
Additional paid-in capital	459,477	439,517
Accumulated deficit	(194,595)	(96,674)
Treasury stock, at cost, 217,618 and 152,443 shares at September 30, 2018 and December 31, 2017, respectively	(4,140)	(4,454)
Total stockholders' equity	261,010	338,653
Total liabilities and stockholders' equity	$778,970	$820,480
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenues:
Completion and remedial services	$115,978	$123,650	$360,523	$311,466
Well servicing	67,246	54,629	189,188	156,302
Water logistics	59,539	52,333	175,727	153,279
Contract drilling	3,571	2,848	8,930	7,728
Total revenues	246,334	233,460	734,368	628,775
Expenses:
Completion and remedial services	89,777	84,481	279,963	232,932
Well servicing	55,106	43,219	152,977	125,931
Water logistics	42,785	41,281	127,716	124,399
Contract drilling	2,731	2,547	7,017	6,818
General and administrative, including stock-based compensation of $5,570 and $5,891 in the three months ended September 30, 2018 and 2017 and $21,995 and $16,615 for the nine months ended September 30, 2018 and 2017, respectively	39,599	39,235	132,038	109,478
Depreciation and amortization	32,754	29,478	94,150	80,846
(Gain) loss on disposal of assets	191	26	3,891	(664)
Total expenses	262,943	240,267	797,752	679,740
Operating loss	(16,609)	(6,807)	(63,384)	(50,965)
Other income (expense):
Interest expense	(10,896)	(8,892)	(34,985)	(27,181)
Interest income	88	5	175	23
Other income	81	109	492	344
Loss before income taxes	(27,336)	(15,585)	(97,702)	(77,779)
Income tax benefit (expense)	—	1,740	(219)	1,366
Net loss	$(27,336)	$(13,845)	$(97,921)	$(76,413)
Loss per share of common stock:
Basic	$(1.03)	$(0.53)	$(3.70)	$(2.94)
Diluted	$(1.03)	$(0.53)	$(3.70)	$(2.94)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock			Additional			Total
	Outstanding	Treasury	Common	Paid-In	Treasury	Accumulated	Stockholders'
	Shares	Shares	Stock	Capital	Stock	Deficit	Equity
Balance - December 31, 2017	26,371,572	152,443	$264	$439,517	$(4,454)	$(96,674)	$338,653
Issuances of restricted stock	393,517	—	4	(2)	—	—	2
Amortization of share-based compensation	—	—	—	21,995	—	—	21,995
Treasury stock, net	—	65,175	—	(2,033)	314	—	(1,719)
Net loss	—	—	—	—	—	$(97,921)	(97,921)
Balance - September 30, 2018 (unaudited)	26,765,089	217,618	$268	$459,477	$(4,140)	$(194,595)	$261,010

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(97,921)	$(76,413)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	94,150	80,846
Accretion on asset retirement obligation	115	119
Change in allowance for doubtful accounts	278	1,907
Amortization of deferred financing costs	586	14
Amortization of debt discounts	3,708	5,649
Non-cash compensation	21,995	16,615
(Gain) loss on disposal of assets	3,891	(664)
Deferred income taxes	(78)	389
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	(7,977)	(61,463)
Inventories	313	437
Income tax receivable	291	(1,740)
Prepaid expenses and other current assets	7,010	(9,446)
Other assets	(49)	(1,083)
Accounts payable	5,736	32,865
Other liabilities	8,629	3,046
Accrued expenses	15,705	10,747
Net cash provided by operating activities	56,382	1,825
Cash flows from investing activities:
Purchase of property and equipment	(48,588)	(48,295)
Proceeds from sale of assets	1,942	7,834
Net cash used in investing activities	(46,646)	(40,461)
Cash flows from financing activities:
Payments of debt	(50,313)	(33,649)
Proceeds from debt	32,500	64,000
Shares added to treasury stock as a result of net share settlements due to vesting of restricted stock	(1,717)	(38)
Deferred loan costs and other financing activities	(585)	(2,133)
Net cash provided by (used in) financing activities	(20,115)	28,180
Net decrease in cash, cash equivalents and restricted cash	(10,379)	(10,456)
Cash, cash equivalents and restricted cash - beginning of period	86,223	101,304
Cash, cash equivalents and restricted cash - end of period	$75,844	$90,848

Noncash investing and financing activity:
Capital leases and notes issued for equipment	16,565	61,040
Change in accrued property and equipment	3,675	8,726
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2018 (unaudited)
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
Liquidity and Capital Resources
As of September 30, 2018, our primary capital resources were cash flows from operations, utilization of capital leases and borrowings under our accounts receivable securitization facility (the “Prior ABL Facility”) which had aggregate commitments of $150.0 million as of September 30, 2018. As of September 30, 2018, we had $90.0 million in borrowings under the Prior ABL Facility compared to $64.0 million at December 31, 2017. At September 30, 2018, we had unrestricted cash and cash equivalents of $30.8 million compared to $38.5 million as of December 31, 2017. An additional amount of $45.0 million of our cash was classified as restricted cash as of September 30, 2018. For further discussion see Note 5, "Long-Term Debt and Interest Expense".
On October 2, 2018, the Company issued in a private placement offering $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 (the “Senior Notes”) at 99.042% of par and entered into a new $150.0 million senior secured revolving credit facility (the “New ABL Facility”). In connection with the closing of the Senior Notes, the Company repaid the balances outstanding under the Prior ABL Facility and our Amended and Restated Term Loan Credit Agreement ( the "Term Loan Agreement") in their entirety and terminated both facilities. The term loan repayment was made prior to the maturity date defined in the Term Loan Agreement, and the Company incurred repayment penalties of approximately $17.5 million associated with the term loan repayment. For additional information regarding our New ABL Facility and Senior Notes, see Note 5, “Long-Term Debt and Interest Expense”.
Nature of Operations
Basic provides a wide range of well site services in the United States to oil and natural gas drilling and producing companies, including well servicing, water logistics, completion and remedial services and contract drilling. These services are primarily provided using Basic’s fleet of equipment. Basic’s operations are concentrated in the major United States onshore oil and gas producing regions in Texas, New Mexico, Oklahoma, North Dakota, Wyoming, Montana, Arkansas, Kansas, Louisiana, California and Colorado.
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

2. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows (in thousands):

	September 30,
	2018	2017
Cash and cash equivalents	$30,847	$43,168
Restricted cash	44,997	47,680
Total cash, cash equivalents and restricted cash	$75,844	$90,848
The Company’s restricted cash at September 30, 2018 and 2017, respectively, included cash balances which are legally or contractually restricted to use. The Company’s restricted cash is included in current assets as of September 30, 2018 and 2017, respectively, and includes primarily cash used to collateralize insurance reserves.
3. Property and Equipment
Property and equipment consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Land	$21,442	$21,217
Buildings and improvements	40,524	40,043
Well service units and equipment	120,424	113,657
Frac equipment/test tanks	122,464	111,172
Pumping equipment	101,539	116,127
Water logistics equipment	78,888	79,711
Disposal facilities	57,947	51,363
Rental equipment	62,366	34,643
Light vehicles	25,399	19,869
Contract drilling equipment	11,508	10,967
Other	4,986	4,092
Construction equipment	355	2,338
Brine and fresh water stations	3,107	2,704
Software	831	817
	651,780	608,720
Less accumulated depreciation and amortization	186,227	106,141
Property and equipment, net	$465,553	$502,579

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above consists of the following (in thousands):

	September 30, 2018	December 31, 2017
Pumping equipment	$53,979	$56,225
Water logistics equipment	38,824	40,097
Light vehicles	17,431	12,160
Contract drilling equipment	323	783
Well service units and equipment	233	262
Construction and other equipment	667	378
Rental equipment	978	—
	112,435	109,905
Less accumulated amortization	32,812	18,445
Property and equipment under capital lease, net	$79,623	$91,460

 Amortization of assets held under capital leases is included in depreciation and amortization expense in the consolidated statements of operations. Amortization amounts consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Lease amortization expense	$7,287	$5,657	$21,649	$13,245

4. Intangible Assets

Basic had trade names of $3.4 million as of September 30, 2018 and December 31, 2017. Trade names have a 15-year life and are tested for impairment when triggering events are identified.

Basic’s intangible assets were as follows (in thousands):

	September 30, 2018	December 31, 2017
Trade names	$3,410	$3,410
Other intangible assets	48	48
Intangible assets	3,458	3,458
Less accumulated amortization	415	237
Intangible assets subject to amortization, net	$3,043	$3,221

Amortization expense of intangible assets for the three and nine months ended September 30, 2018 and 2017 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Intangible amortization expense	$60	$60	$178	$178

5. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	September 30, 2018	December 31, 2017
Credit facilities:
Term Loan	$161,288	$162,525
ABL Facility	90,000	64,000
Capital leases and other notes	74,604	100,615
Unamortized discounts, premiums, and deferred financing costs	(8,154)	(11,901)
Total principal amount of debt instruments, net	317,738	315,239
Less current portion	39,419	55,997
Long-term debt	$278,319	$259,242

Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of the Term Loan Agreement and the short-term and long-term portions of the fair value discount of capital leases (in thousands):

	September 30, 2018	December 31, 2017
Unamortized discount on Term Loan	$7,369	$9,187
Unamortized discount on Capital Leases - short-term	658	1,657
Unamortized discount on Capital Leases - long-term	—	891
Unamortized deferred financing costs	127	166
Total unamortized discounts and deferred financing costs	$8,154	$11,901

On April 11, 2018, the Company entered into Amendment No. 2 (“Amendment No. 2”) to the Prior ABL Facility. Among other things, Amendment No. 2 (i) increased the aggregate commitments under our Credit and Security Agreement (the "Credit Agreement") from $120 million to $150 million and (ii) added Morgan Stanley Senior Funding, Inc. as a lender and amended the commitment schedule to the Credit Agreement to reflect the same.
On May 14, 2018, the Company entered into Amendment No. 3 (“Amendment No. 3”) to the Prior ABL Facility. Among other things, Amendment No. 3 (i) revised the formula for calculation of the borrowing base and (ii) revised the timing of the Company’s delivery of borrowing base reports.
   On September 14, 2018, the Company entered into Amendment No. 4 (“Amendment No. 4”) to the Prior ABL Facility. Among other things, Amendment No. 4 (i) increased the Borrowing Base Availability Reserve (as defined in the Credit Agreement) to the greater of $12.5 million or 12.5% of the eligible amount, from $10.0 million and 10.0%, respectively, and (ii) revised the measurement period for calculation of the dilution volatility ratio, with respect to the period commencing on September 14, 2018 and ending on October 12, 2018, to be six months preceding the calculation date, rather than twelve months.
As of September 30, 2018, Basic had $39.8 million of letters of credit outstanding secured by restricted cash borrowed under the Prior ABL Facility. Basic had borrowings under the Prior ABL Facility of $90 million as of September 30, 2018.

Basic’s interest expense for the three and nine months ended September 30, 2018 and 2017, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Cash payments for interest	$8,266	$7,611	$24,408	$16,919
Commitment and other fees paid	1,338	—	3,141	187
Amortization of debt issuance costs and discounts	1,181	1,850	4,295	5,731
Change in accrued interest	56	57	3,046	4,934
Capitalized interest	—	(660)	—	(660)
Other	55	34	95	70
Total interest expense	$10,896	$8,892	$34,985	$27,181

Senior Secured Notes
On October 2, 2018, the Company issued $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 (the “Senior Notes”) in an offering exempt from registration under the Securities Act. The Senior Notes were issued at a price of 99.042% of par to yield 11.0%. The Senior Notes will initially be secured by a first-priority lien on substantially all of the assets of the Company and the subsidiary guarantors other than accounts receivable, inventory and certain related assets. Net proceeds from the offering of approximately $290.0 million were used to repay the Company’s existing indebtedness under the Term Loan Agreement, to repay the Company’s outstanding borrowings under the Prior ABL Facility, and for general corporate purposes.
New ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Term Loan Agreement and entered into an ABL Credit Agreement (the “New ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and letter of credit issuer, and the other lenders from time to time party thereto (collectively, the “New ABL Lenders”). Pursuant to the New ABL Credit Agreement, the New ABL Lenders have extended to the Borrower a revolving credit facility in the maximum aggregate principal amount of $150.0 million, subject to borrowing base capacity (the “New ABL Facility”). The New ABL Facility includes a sublimit for letters of credit of up to $50.0 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15.0 million and (b) the aggregate commitments of the New ABL Lenders. The New ABL Facility also provides capacity for base rate protective advances up to $10.0 million at the discretion of the Administrative Agent and provisions relating to overadvances. The New ABL Facility contains no restricted cash requirements.
Borrowings under the New ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBOR rate. The applicable rate is fixed from the closing date to April 1, 2019. After April

1, 2019, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter.
Principal amounts outstanding under the New ABL Facility will be due and payable in full on the maturity date, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the New ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the New ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests.

6. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of our financial instruments as of September 30, 2018 and December 31, 2017:

	Fair Value	September 30, 2018		December 31, 2017
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
Term Loan	3	$153,918	$154,236	$153,338	$162,052

The fair value of the Term Loan Agreement is based upon our discounted cash flows model using a third-party discount rate. The carrying amount of our Prior ABL Facility approximates fair value due to its variable-rate characteristics.
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
Sales and Use Tax Audit
In 2014, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report has been issued in the second quarter of 2018 for this audit, and Basic will appeal the preliminary report through the redetermination process. Based on our analysis, the potential liability associated with this audit ranges from $6.0 million to $24.0 million. An accrual for the estimated liability of $6.0 million has been recorded in Basic’s financial statements as general and administrative expense and the related interest associated with the taxes of $1.5 million is included in interest expense for the nine months ended September 30, 2018. This range could potentially change in future periods as the appeals and redetermination process progresses.

Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its workover rig fleet, with the exception of certain of its 24-hour workover rigs and newly manufactured rigs. Basic has deductibles per occurrence for workers’ compensation, general liability claims, automobile liability and medical coverage of $4.0 million, $1.0 million, $1.0 million, and $425,000, respectively. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party acturial data and claims history.
At September 30, 2018 and December 31, 2017, self-insured risk accruals totaled approximately $31.5 million, net of $29,000 receivable for medical and dental coverage, and $30.3 million, net of $971,000 receivable for medical and dental coverage, respectively.
8. Stockholders’ Equity
Common Stock
In February 2018, Basic granted certain members of management 203,625 performance-based restricted stock units and 203,625 restricted stock units, which each vest over a three-year period. In July and August 2018, Basic granted certain members of management 81,000 performance-based restricted stock units and 15,000 restricted stock units, which vest over a three-year period.
9. Incentive Plan
The following table reflects compensation activity related to the management incentive plan for the three and nine-month periods ended September 30, 2018 (dollar amounts in thousands):

	Compensation expense for three months ended September 30, 2018	Compensation expense for nine months ended September 30, 2018	Unrecognized compensation expense	Weighted average remaining life (years)	Fair value of share based awards vested

Restricted stock awards and restricted stock units	$4,775	$18,533	$18,465	1.5	$5,842
Stock options	795	3,462	4,247	8.3	—
Total compensation expense	$5,570	$21,995	$22,712		$5,842

Stock Option Awards

The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the Company's management incentive plan expire ten years from the date they are granted, and vest over a three-year service period.

The following table reflects changes during the nine-month period and a summary of stock options outstanding at September 30, 2018:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
	Granted	Price	(Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	654,016	$39.23
Options granted	—	—
Options forfeited	(25,898)	39.23
Options exercised	—	—
Options expired	(19,430)	39.23
Outstanding, end of period	608,688	$39.23	8.3	$—
Exercisable, end of period	254,728	$39.23	8.3	$—
Vested or expected to vest, end of period	405,764	$39.23	8.3	$—

There were no stock options exercised during the nine months ended September 30, 2018 and 2017.

Restricted Stock Unit Awards
 A summary of the status of Basic’s non-vested restricted stock units at September 30, 2018 and changes during the nine months ended September 30, 2018 are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Shares	Value Per Share
Non-vested at beginning of period	1,097,010	$36.35
Granted during period	551,650	14.11
Vested during period	(405,864)	34.66
Forfeited during period	(76,916)	28.89
Non-vested at end of period	1,165,880	$26.91

Restricted Stock Awards
On May 21, 2018, Basic’s Board of Directors (the "Board") approved grants of restricted stock awards to non-employee members of the Board. The number of restricted shares granted was 48,400. These grants are subject to vesting over a period of ten months and are subject to accelerated vesting under certain circumstances.

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
As of September 30, 2018, accounts receivable related to products and services were $156.2 million. At September 30, 2018 and December 31, 2017, the Company had $1.9 million and $2.4 million of contract assets, respectively, and had $2.6 million and no contract liabilities, respectively recorded on the consolidated balance sheet.
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

The following table sets forth certain financial information with respect to Basic’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Completion & Remedial Services	Well Servicing	Water Logistics	Contract Drilling	Total
Three Months Ended September 30, 2018
Primary Geographical Markets
Permian Basin	$32,865	$31,046	$31,648	$3,598	$99,157
ArkLaTex & Mid-Continent	52,549	17,377	10,912	—	80,838
Rocky Mountain	31,628	7,546	9,189	—	48,363
Texas Gulf Coast	—	6,636	9,156	—	15,792
Eastern USA	652	1,089	—	—	1,741
West Coast	—	8,341	—	—	8,341
Corporate (Intercompany)	(1,716)	(4,789)	(1,366)	(27)	(7,898)
Total	$115,978	$67,246	$59,539	$3,571	$246,334
Major Products/service lines
Pumping Equipment	$72,924	$—	$—	$—	$72,924
Well Servicing	—	55,098	—	—	55,098
Transport/Vacuum	—	—	35,889	—	35,889
Coiled Tubing	17,328	—	—	—	17,328
RAFT	23,511	—	—	—	23,511
Plugging	—	6,685	—	—	6,685
Production and Disposal Facilities	—	—	6,158	—	6,158
Hot Oiler	—	—	4,696	—	4,696
Other	2,215	5,463	12,796	3,571	24,045
Total	$115,978	$67,246	$59,539	$3,571	$246,334
Timing of revenue recognition
Products transferred at a point in time	$—	$2,601	$—	$—	$2,601
Products and services transferred over time	115,978	64,645	59,539	3,571	243,733
Total	$115,978	$67,246	$59,539	$3,571	$246,334
Three Months Ended Sep 30, 2017
Primary Geographical Markets
Permian Basin	37,714	23,259	27,327	2,941	91,241
ArkLaTex & Mid-Continent	49,659	15,080	9,690	—	74,429
Rocky Mountain	35,062	6,428	8,295	—	49,785
Texas Gulf Coast	910	6,804	8,117	—	15,831
Eastern USA	1,901	2,522	—	—	4,423
West Coast	—	7,454	—	—	7,454
Corporate	(1,596)	(6,918)	(1,096)	(93)	(9,703)
Total	123,650	54,629	52,333	2,848	233,460
Major Products/service lines
Pumping Equipment	75,503	—	—	—	75,503
Well Servicing	—	46,062	—	—	46,062
Transport/Vacuum	—	—	33,021	—	33,021
Coiled Tubing	26,358	—	—	—	26,358
RAFT	17,833	—	—	—	17,833
Plugging	—	6,138	—	—	6,138
Production and Disposal Facilities	—	—	5,297	—	5,297
Hot Oiler	—	—	4,139	—	4,139
Other	3,956	2,429	9,876	2,848	19,109
Total	123,650	54,629	52,333	2,848	233,460
Timing of revenue recognition
Products transferred at a point in time	—	—	—	—	—
Products and services transferred over time	123,650	54,629	52,333	2,848	233,460
Total	123,650	54,629	52,333	2,848	233,460

	Completion & Remedial Services	Well Servicing	Water Logistics	Contract Drilling	Total
Nine Months Ended September 30, 2018
Primary Geographical Markets
Permian Basin	$114,354	$88,423	$94,302	$9,220	$306,299
ArkLaTex & Mid-Continent	157,993	41,327	33,234	—	232,554
Rocky Mountain	88,615	20,681	25,798	—	135,094
Texas Gulf Coast	1,037	21,289	26,644	—	48,970
Eastern USA	3,609	5,560	—	—	9,169
West Coast	—	22,520	—	—	22,520
Corporate (Intercompany)	(5,085)	(10,612)	(4,251)	(290)	(20,238)
Total	$360,523	$189,188	$175,727	$8,930	$734,368

Major Products/service lines
Pumping Equipment	$232,229	$—	$—	$—	$232,229
Well Servicing	—	157,766	—	—	157,766
Transport/Vacuum	—	—	107,932	—	107,932
Coiled Tubing	52,487	—	—	—	52,487
RAFT	66,153	—	—	—	66,153
Plugging	—	19,219	—	—	19,219
Production and Disposal Facilities	—	—	17,853	—	17,853
Hot Oiler	—	—	15,084	—	15,084
Other	9,654	12,203	34,858	8,930	65,645
Total	$360,523	$189,188	$175,727	$8,930	$734,368

Timing of revenue recognition
Products transferred at a point in time	$—	$3,331	$—	$—	$3,331
Products and services transferred over time	360,523	185,857	175,727	8,930	731,037
Total	$360,523	$189,188	$175,727	$8,930	$734,368
Nine Months Ended September 30, 2017
Primary Geographical Markets
Permian Basin	106,620	68,333	83,469	8,016	266,438
ArkLaTex & Mid-Continent	124,827	40,259	27,684	—	192,770
Rocky Mountain	78,488	19,025	23,176	—	120,689
Texas Gulf Coast	2,170	21,600	23,386	—	47,156
Eastern USA	4,110	5,591	—	—	9,701
West Coast	—	18,912	—	—	18,912
Corporate (Intercompany)	(4,749)	(17,418)	(4,436)	(288)	(26,891)
Total	311,466	156,302	153,279	7,728	628,775

Major Products/service lines
Pumping Equipment	196,276	—	—	—	196,276
Well Servicing	—	130,142	—	—	130,142
Transport/Vacuum	—	—	96,088	—	96,088
Coiled Tubing	58,010	—	—	—	58,010
RAFT	47,166	—	—	—	47,166
Plugging	—	19,035	—	—	19,035
Production and Disposal Facilities	—	—	14,990	—	14,990
Hot Oiler	—	—	13,484	—	13,484
Other	10,014	7,125	28,717	7,728	53,584
Total	311,466	156,302	153,279	7,728	628,775

Timing of revenue recognition
Products transferred at a point in time	—	577	—	—	577
Products and services transferred over time	311,466	155,725	153,279	7,728	628,198
Total	311,466	156,302	153,279	7,728	628,775

11. Earnings Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

	(Unaudited)		(Unaudited)

Numerator (both basic and diluted):
Net loss	$(27,336)	$(13,845)	$(97,921)	$(76,413)
Denominator:
Denominator for basic and diluted loss per share	26,509,944	26,001,062	26,430,681	26,000,326
Basic loss per common share:	$(1.03)	$(0.53)	$(3.70)	$(2.94)
Diluted loss per common share:	$(1.03)	$(0.53)	$(3.70)	$(2.94)

Stock options and warrants of 2,675,264 were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2018 because the effect would have been anti-dilutive. Unvested restricted shares of 86,761 and 37,656 were excluded from the calculation of diluted earnings per share for the three and nine months ended September 30, 2018, respectively, because the effect would have been anti-dilutive. Unvested stock options and warrants of 2,721,720  were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2017, because the effect would have been anti-dilutive. Unvested restricted shares of 26,700 and 12,421 were excluded from the computation of diluted loss per share for the three and nine months ended September 30, 2017, respectively, because the effect would have been anti-dilutive.

12. Business Segment Information
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	and Remedial	Well	Water	Contract	Corporate
	Services	Servicing	Logistics	Drilling	and Other	Total
Three Months Ended September 30, 2018 (Unaudited)
Operating revenues	$115,978	$67,246	$59,539	$3,571	$—	$246,334
Direct operating costs	(89,777)	$(55,106)	$(42,785)	$(2,731)	$—	(190,399)
Segment profits	$26,201	$12,140	$16,754	$840	$—	$55,935
Depreciation and amortization	$16,563	$6,533	$7,214	$314	$2,130	$32,754
Capital expenditures (excluding acquisitions)	$10,664	$4,921	$6,710	$43	$804	$23,142
Three Months Ended September 30, 2017 (Unaudited)
Operating revenues	$123,650	$54,629	$52,333	$2,848	$—	$233,460
Direct operating costs	(84,481)	$(43,219)	$(41,281)	$(2,547)	$—	(171,528)
Segment profits	$39,169	$11,410	$11,052	$301	$—	$61,932
Depreciation and amortization	$13,860	$5,319	$7,703	$495	$2,101	$29,478
Capital expenditures (excluding acquisitions)	$11,285	$6,884	$10,055	$12	$672	$28,908
Nine Months Ended September 30, 2018 (Unaudited)
Operating revenues	$360,523	$189,188	$175,727	$8,930	$—	$734,368
Direct operating costs	(279,963)	$(152,977)	$(127,716)	$(7,017)	$—	(567,673)
Segment profits	$80,560	$36,211	$48,011	$1,913	$—	$166,695
Depreciation and amortization	$45,638	$18,196	$22,978	$1,097	$6,241	$94,150
Capital expenditures (excluding acquisitions)	$32,002	$17,227	$17,488	$553	$1,558	$68,828
Identifiable assets	$245,273	$105,287	$115,803	$5,203	$307,404	$778,970
Nine Months Ended September 30, 2017 (Unaudited)
Operating revenues	$311,466	$156,302	$153,279	$7,728	$—	$628,775
Direct operating costs	(232,932)	$(125,931)	$(124,399)	$(6,818)	$—	(490,080)
Segment profits	$78,534	$30,371	$28,880	$910	$—	$138,695
Depreciation and amortization	$38,013	$14,589	$21,127	$1,357	$5,760	$80,846
Capital expenditures (excluding acquisitions)	$69,342	$20,377	$26,392	$30	$1,920	$118,061
Identifiable assets	$263,407	$107,511	$135,338	$8,643	$346,246	$861,145

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Segment profits	$55,935	$61,932	$166,695	$138,695
General and administrative expenses	39,599	39,235	132,038	109,478
Depreciation and amortization	32,754	29,478	94,150	80,846
(Gain) loss on disposal of assets	191	26	3,891	(664)
Operating loss	$(16,609)	$(6,807)	$(63,384)	$(50,965)

13. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash financing and investing activity during the following periods (in thousands):

	Nine Months Ended September 30,
	2018	2017
	(In thousands)
Change in assets held-for sale	$6,495	$2,799
Asset retirement obligation additions	$(148)	$(30)

Basic paid no income taxes during the nine months ended September 30, 2018 and 2017. Basic paid interest of approximately $24.4 million and $16.9 million during the nine months ended September 30, 2018 and 2017, respectively.

14. Recent Accounting Pronouncements
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
The standard allows for two transition methods: (a) a full retrospective adoption in which the standard is applied to all of the periods presented subject to certain practical expedients, or (b) a modified retrospective adoption in which the standard is applied only to the most current period presented in the financial statements, and which includes additional disclosures regarding the change in accounting principle in the current period. We have adopted the standard effective January 1, 2018 using the modified retrospective method. The adoption of ASU 2014-09 did not have a material impact on the Company’s consolidated financial position, results of operations, equity or cash flows as of the adoption date or for the nine months ended September 30, 2018. The Company has included the disclosures required by ASU 2014-09 above.
     In February 2016, the FASB issued ASU 2016-02 - “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. This update is effective for Basic in annual periods beginning after December 15, 2018, including interim periods within those fiscal years. Basic expects to recognize additional right-of-use assets and liabilities related to operating leases with terms longer than one year. At September 30, 2018, Basic had operating leases with terms longer than one year totaling $10.1 million.

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

In August 2018 the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. The amendment provides that the Rule 3-04 of Regulation S-X requirement for reporting of changes in stockholders’ equity and amount of dividends per share is extended to interim periods. The comparative requirement is in the amendments to Rules 8-03(a)(5) and 10-01(a)(7), which now require the Rule 3-04 information for current and comparative year-to-date periods, with subtotals for each interim period. The requirement is effective for all filings on or after November 5, 2018. Basic will begin presenting stockholder's equity under this amendment from December 31, 2018.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, water logistics and contract drilling.
Our total hydraulic horsepower (“hhp”) decreased to 516,000 at the end of the third quarter of 2018 compared to 523,000 for the third quarter of 2017. Weighted average horsepower decreased to 516,000 for the third quarter of 2018 from 520,000 in the third quarter of 2017. Our weighted average number of water logistics trucks decreased to 870 in the third quarter of 2018 from 947 in the third quarter of 2017. Our weighted average number of well servicing rigs decreased to 310 during the third quarter of 2018 compared to 421 in the third quarter of 2017.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Nine Months Ended September 30,
	2018		2017
Revenues:
Completion and remedial services	$360.5	49%	$311.5	50%
Well servicing	189.3	26%	156.3	25%
Water Logistics	175.7	24%	153.3	24%
Contract drilling	8.9	1%	7.7	1%
Total revenues	$734.4	100%	$628.8	100%

 During 2017 and 2018, oil prices continued to gradually improve with pricing in the low-$70 range by the end of the third quarter of 2018. As a result of the overall increase in pricing, our customers’ activity levels and utilization of our equipment have gradually improved.  General improvement in customer confidence has caused the North American onshore drilling rig count to slowly rise, resulting in a sustained increase in completion-related activity during 2018. Additionally, production related activities, such as well servicing and water logistics, have seen increases in utilization as customers have enhanced their maintenance and workover budgets in 2018.
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
Selected Acquisitions and Divestitures
During the year ended December 31, 2017 and through the first nine months of 2018, we did not enter into or complete any business acquisitions or divestitures.

Segment Overview
Completion and Remedial Services
During the first nine months of 2018, our Completion and Remedial Services segment represented approximately 49% of our revenues. Revenues from our Completion and Remedial Services segment are generally derived from a variety of services designed to complete and stimulate new oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and other services.
Our pumping services provide both large and mid-sized fracturing services in selected markets, including vertical and horizontal wellbores. Cementing and acidizing services also are included in our pumping services operations. Our total hydraulic horsepower capacity for our pumping operations was 516,000 at September 30, 2018 and 523,000 at September 30, 2017, respectively. Weighted average horsepower increased to 516,000 for the third quarter of 2018 from 520,000 in the third quarter of 2017.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. Oil prices and activity increased gradually in the fourth quarter of 2016, and continued to increase gradually throughout 2017. During the first nine months of 2018, we had an increase in pricing competition along with a marginal increase in utilization.
The following is an analysis of our completion and remedial services segment for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31, June 30 and September 30, 2018 (dollars in thousands):

	Total	FRAC		Segment
	HHP	HHP	Revenues	Profits %
2017:
First Quarter	443,320	356,900	$80,431	16%
Second Quarter	518,365	381,850	$107,386	24%
Third Quarter	522,565	413,300	$123,650	32%
Fourth Quarter	522,565	413,300	$121,983	30%
Full Year	522,565	413,300	$433,450	27%
2018:
First Quarter	522,565	413,300	$117,597	24%
Second Quarter	516,465	407,800	$126,948	21%
Third Quarter	516,465	386,050	$115,978	23%
The decrease in completion and remedial services revenue to $116.0 million in the third quarter of 2018 from $126.9 million in the second quarter of 2018 resulted primarily from pricing pressures in our coiled tubing and fracing operations. Segment profits as a percentage of revenue increased to 23% in the third quarter of 2018 from 21% in second quarter of 2018 due to decreased costs especially sand and freight costs in our pressure pumping operations.
Well Servicing
During the first nine months of 2018, our Well Servicing segment represented 26% of our revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry. We also have a rig manufacturing and servicing facility that builds new workover rigs, performs large-scale refurbishments of used workover rigs and provides maintenance services on previously manufactured rigs.
We charge our Well Servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. We measure the activity levels of our well servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour work week per rig. Our weighted average number of rigs marketed decreased from 421 in 2017 to 310 at September 30, 2018. We classified 111 rigs from our current fleet as "cold-stacked" and removed these rigs from the active rig count, reducing our total active rig fleet to 310 rigs. These cold-stacked rigs will ultimately be retired and disposed of in an orderly fashion.
.

The following is an analysis of our well servicing operations for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31, June 30 and September 30, 2018:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2017:
First Quarter	421	157,600	52%	$307	$49	16%
Second Quarter	421	162,300	54%	$321	$69	21%
Third Quarter	421	165,200	55%	$329	$69	21%
Fourth Quarter	421	159,500	53%	$339	$63	19%
Full Year	421	644,600	54%	$324	$63	19%
2018:
First Quarter	310	168,500	76%	$338	$55	16%
Second Quarter	310	181,600	82%	$348	$81	23%
Third Quarter	310	180,300	82%	$357	$67	18%

Rig utilization was 82% in the third quarter of 2018, flat with 82% in the second quarter of 2018.  The utilization rate in the third quarter of 2018 resulted from a sustained improvement in customer demand and activity, primarily for our 24-hour rig packages. Our segment profit percentage decreased to 18% for the third quarter of 2018 compared to 23% in the second quarter of 2018, on increased onboarding costs and continued pricing pressures.
Water Logistics

During the first nine months of 2018, our Water Logistics segment represented approximately 24% of our revenues. Revenues in our Water Logistics segment are earned from the sale, transportation, pipelining, storage, and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The Water Logistics segment has a base level of business consisting of transporting and disposing of salt water produced as a by-product of the production of oil and natural gas. Water is transported through trucking or via pipeline.
Pipelining of water represented approximately 27% of total water disposed in the quarter ended September 30, 2018. These services are necessary for our customers and usually have a stable demand, but typically produce lower relative segment revenues than other parts of our water logistics segment. Water logistics for completion and workover projects require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity generally enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base water logistics operations.
Revenues from our water treatment and recycling services include the treatment, recycling and disposal of wastewater, including fracturing water and flowback, to reuse this water in the completion and production processes. Revenues from our well site construction services are derived primarily from preparing and maintaining well locations, access roads to well locations, and installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. We typically price fluid services by the job, by the hour, or by the quantities sold, disposed of or hauled.

  The following is an analysis of our water logistics operations for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31, June 30 and September 30, 2018 (dollars in thousands):

	Weighted
	Average
	Number of		Pipeline
	Water Logistics	Trucking	Volumes		Segment
	Trucks	Hours	(in bbls)	Revenues	Profits %
2017:
First Quarter	935	484,300	1,609,000	$50,206	17%
Second Quarter	943	473,500	1,191,000	$50,740	18%
Third Quarter	947	483,300	1,560,000	$52,333	21%
Fourth Quarter	967	492,800	1,921,000	$55,505	20%
Full Year	948	1,933,900	6,281,000	$208,784	19%
2018:
First Quarter	960	479,600	1,551,000	$56,509	28%
Second Quarter	903	486,800	2,064,000	$59,679	26%
Third Quarter	870	448,200	2,526,000	$59,539	28%

Revenue for the Water Logistics segment decreased marginally to $59.5 million in the third quarter of 2018 compared to $59.7 million in second quarter of 2018 on consistent levels of trucking utilization and construction and disposal services revenues. Segment profit percentage increased to 28% in the third quarter of 2018 from 26% in the second quarter of 2018 primarily due to the an increase in higher margin pipeline revenue.
Contract Drilling
During the first nine months of 2018, our Contract Drilling segment represented approximately 1% of our revenues. Revenues from our Contract Drilling segment are derived primarily from the drilling of new wells.
Within this segment, we typically charge our drilling rig customers a daily rate, or a rate based on footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig. Our contract drilling rig fleet had a weighted average of 11 rigs during the third quarter of 2018.
The following is an analysis of our Contract Drilling segment for each of the quarters in 2017, the full year ended December 31, 2017 and quarters ended March 31, June 30 and September 30, 2018 (dollars in thousands):

	Weighted
	Average	Rig
	Number of	Operating	Revenue Per	Profits Per	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %
2017:
First Quarter	12	135	$21	$2.6	13%
Second Quarter	11	91	$23	$2.8	12%
Third Quarter	11	92	$31	$3.3	11%
Fourth Quarter	11	139	$24	$2.5	11%
Full Year	11	457	$24	$2.8	11%
2018:
First Quarter	11	175	$17	$2.7	16%
Second Quarter	11	91	$26	$6.5	25%
Third Quarter	11	129	$28	$6.4	24%
 Revenue per drilling day increased to $27,600 in the third quarter of 2018 compared to $25,700 in the second quarter of 2018. The increase in revenue per drilling day in the third quarter of 2018 was due to a second drilling rig coming online in the third quarter. Segment profit percentage decreased to 24% in the third quarter of 2018 compared to segment profit of 25% in the second quarter of 2018.

Operating Cost Overview
Our operating costs are comprised primarily of labor costs, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. The majority of our employees are paid on an hourly basis. We also incur costs to employ personnel to supervise our activities, sell our services and perform maintenance on our fleet. These costs, however, are not directly tied to our level of business activity. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Compensation for our administrative personnel in local operating yards and in our corporate office is accounted for as general and administrative expenses. Insurance is generally a fixed cost regardless of utilization and relates to the number of rigs, trucks and other equipment in our fleet, employee payroll and safety record.
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
Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2018 compared to the three and nine months ended September 30, 2017. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended September 30, 2018 Compared to Three Months Ended September 30, 2017
Revenues. Revenues increased by 6% to $246.3 million during the third quarter of 2018 from $233.5 million during the same period in 2017. This increase was primarily due to increased demand for our services by our customers, particularly well servicing, compared to the same period in 2017, when our customers were working with reduced capital budgets. After a prolonged period of lower oil prices, our customers have gradually increased their capital and operating spending levels.
Completion and Remedial Services revenues decreased by 6% to $116.0 million during the third quarter of 2018 compared to $123.7 million in the same period in 2017. The decrease in revenue between these periods was primarily due to competitive pricing pressures, particularly in our frac and coiled tubing lines of business. Total hydraulic horsepower decreased to 516,000 at September 30, 2018 from 523,000 at September 30, 2017. Weighted average horsepower decreased to 516,000 for the third quarter of 2018 from 520,000 in the third quarter of 2017.
Well Servicing revenues increased by 23% to $67.2 million during the third quarter of 2018 compared to $54.6 million during the same period in 2017. The increase was driven by an increase in 24-hour work and in utilization of our equipment, primarily due to increases in customer demand. Our weighted average number of well servicing rigs decreased to 310 during the third quarter of 2018 compared to 421 in the third quarter of 2017.  Utilization increased to 82% in the third quarter of 2018, compared to 55% (74% based on our current fleet of 310 rigs) in the comparable quarter of 2017 due to decreased rig count and higher rig hours. Revenue per rig hour in the third quarter of 2018 was $357, increasing from $329 in the comparable quarter of 2017 due to rate increases to customers.
Water Logistics revenues increased by 14% to $59.5 million during the third quarter of 2018 compared to $52.3 million in the same period in 2017. Our revenue increase was mainly due to increases in pipelining, trucking activity and pricing. Pipeline water volumes increased to 2.5 million barrels or 27% of total disposal volumes compared to 1.5 million barrels or 18% of total disposal volumes in the third quarter of 2017. Our weighted average number of water logistics trucks decreased to 870 during the third quarter of 2018 compared to 947 in the same period in 2017.
Contract Drilling revenues increased by 25% to $3.6 million during the third quarter of 2018 compared to $2.8 million in the same period in 2017. The number of rig operating days increased to 129 in the third quarter of 2018 from 92 in the third quarter of 2017. The increase in revenue was due to increases in pricing and activity in the Permian Basin.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $190.4 million during the third quarter of 2018 from $171.5 million in the same period in 2017, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the Completion and Remedial Services segment increased by 6% to $89.8 million during the third quarter of 2018 compared to $84.5 million for the same period in 2017 due primarily to increased activity levels overall, especially in our pumping and coil tubing services. Segment profits decreased to 23% of revenues during the third quarter of 2018 compared to 32% for the same period in 2017, due to competitive pricing pressures.

Direct operating expenses for the Well Servicing segment increased by 28% to $55.1 million during the third quarter of 2018 compared to $43.2 million for the same period in 2017. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits decreased to 18% of revenues during the third quarter of 2018 from 21% for the same period in 2017 due to increased payroll costs and pricing pressures.
Direct operating expenses for the Water Logistics segment increased by 4% to $42.8 million during the third quarter of 2018 compared to $41.3 million for the same period in 2017. Segment profits were 28% of revenues during the third quarter of 2018 compared to 21% for the same period in 2017, due to incremental margins from a higher revenue base.
Direct operating expenses for the Contract Drilling segment increased 7% to $2.7 million during the third quarter of 2018 compared to $2.5 million for the same period in 2017, due to increased wages. Segment profits increased to 24% of revenues during the third quarter of 2018 from a segment profit of 11% during the third quarter of 2017 due to an increase in pricing.
General and Administrative Expenses. General and administrative expenses increased by 1% to $39.6 million during the third quarter of 2018 from $39.2 million for the same period in 2017. Stock-based compensation expense was $5.6 million and $5.9 million during the third quarter of 2018 and 2017, respectively. In addition, we incurred certain costs, including accrued consulting fees related to our strategic realignment of approximately $1.7 million and accrued realignment costs of approximately $0.5 million in the third quarter of 2018.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $32.8 million during the third quarter of 2018 compared to $29.5 million for the same period in 2017.
Interest Expense. Interest expense increased to $10.9 million during the third quarter of 2018 compared to $8.9 million during the third quarter of 2017. Interest expense increases were related to interest on our Prior ABL Facility which was entered into in the third quarter of 2017.
Income Tax Expense. There was an no income tax expense during the third quarter of 2018 compared to an income tax benefit of $1.7 million for the same period in 2017. Excluding the impact of the valuation allowance, our effective tax rate during the third quarter of 2018 and 2017 was approximately 19% and 36%, respectively.
Nine Months Ended September 30, 2018 Compared to Nine Months Ended September 30, 2017
Revenues. Revenues increased by 17% to $734.4 million during the nine months ended September 30, 2018 from $628.8 million during the same period in 2017. This increase was primarily due to increased demand for our services by our customers, particularly completion and remedial services, compared to the same period in 2017, when our customers were working with reduced capital budgets. After a prolonged period of lower oil prices, our customers have gradually increased their capital and operating spending levels.
Completion and Remedial Services revenues increased by 16% to $360.5 million during the nine months ended September 30, 2018 compared to $311.5 million in the same period in 2017. The increase in revenue between these periods was primarily due to improved demand for completion related activities and slightly improved pricing for our services, particularly in our pumping services and coiled tubing lines of business. Total hydraulic horsepower decreased to 516,000 at September 30, 2018 from 523,000 at September 30, 2017. Weighted average horsepower decreased to 519,000 for the nine months ended September 30, 2018 from 520,000 for the nine months ended September 30, 2017.
Well Servicing revenues increased by 21% to $189.2 million during the nine months ended September 30, 2018 compared to $156.3 million during the same period in 2017. The increase was driven by an increase in utilization of our equipment and increased customer demand, particularly increased demand for our 24-hour rig packages. Our weighted average number of well servicing rigs decreased to 310 during the nine months ended September 30, 2018 compared to 421 in the nine months ended September 30, 2017.  Utilization increased to 80% in the nine months ended September 30, 2018, compared to 54% (73% based on our current fleet of 310 rigs) in the comparable period of 2017 due to decreased rig count and higher rig hours. Revenue per rig hour in the nine months ended September 30, 2018 was $348, increasing from $319 in the comparable period of 2017 due to rate increases to customers.
Water Logistics revenues increased by 15% to $175.7 million during the nine months ended September 30, 2018 compared to $153.3 million in the same period in 2017. Our revenue increased mainly due to increases in pipelining, trucking activity and pricing. For the nine months ended September 30, 2018 pipeline water volumes increased to 6.1 million barrels or 23% of total disposal volumes compared to 4.4 million barrels or 17% of total disposal volumes for the nine months ended September 30, 2017. Our weighted average number of water logistics trucks decreased to 909 during the nine months ended September 30, 2018 compared to 942 in the same period in 2017.
Contract Drilling revenues increased by 16% to $8.9 million during the nine months ended September 30, 2018 compared to $7.7 million in the same period in 2017. The number of rig operating days increased by 24% to 395 in the nine months ended September 30, 2018 compared to 318 in the same period in 2017. The increase in revenue was due to an increase in drilling activity in the Permian Basin.

Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, increased to $567.7 million during the nine months ended September 30, 2018 from $490.1 million in the same period in 2017, primarily due to increases in activity and corresponding increases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the Completion and Remedial Services segment increased by 20% to $280.0 million during the nine months ended September 30, 2018 compared to $232.9 million for the same period in 2017 due primarily to increased activity levels overall, especially in our pumping and coiled tubing services. Segment profits decreased to 22% of revenues during the nine months ended September 30, 2018 compared to 25% for the same period in 2017, due to the increased input costs and pricing pressures.
Direct operating expenses for the Well Servicing segment increased by 21% to $153.0 million during the nine months ended September 30, 2018 compared to $125.9 million for the same period in 2017. The increase in direct operating expenses correspond to increased workover and plugging activity levels. Segment profits remained constant at 19% of revenues during the nine months ended September 30, 2018 and 2017.
Direct operating expenses for the Water Logistics segment increased by 3% to $127.7 million during the nine months ended September 30, 2018 compared to $124.4 million for the same period in 2017. Segment profits were 27% of revenues during the nine months ended September 30, 2018 compared to 19% for the same period in 2017, due to incremental margins from an increase in higher margin pipeline disposal revenue.
Direct operating expenses for the Contract Drilling segment increased 3% to $7.0 million during the nine months ended September 30, 2018 from $6.8 million during 2017. Segment profits increased to 21% of revenues during the nine months ended September 30, 2018 from a segment profit of 12% during the nine months ended September 30, 2017 due to an increase in pricing.
General and Administrative Expenses. General and administrative expenses increased by 21% to $132.0 million during the nine months ended September 30, 2018 from $109.5 million for the same period in 2017. The increase was partially due to stock-based compensation expense, which was $22.0 million, including $3.9 million related to retirement of an executive officer, and $16.6 million during the nine months ended September 30, 2018 and 2017, respectively. In addition, we incurred costs related our Texas Sales and Use Tax audit liability totaling $6.0 million, bad debt related to a single customer of $3.1 million, accrued consulting fees related to our strategic realignment of approximately $4.1 million in the first nine months of 2018. Costs associated with a withdrawn bond offering resulted in $1.8 million of legal and professional fees expense, and accrual costs related to annual executive bonuses approved by the Compensation Committee of the Board in the first nine months of 2018 were $1.7 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $94.2 million during the nine months ended September 30, 2018 compared to $80.8 million for the same period in 2017 due to capital additions.
Interest Expense. Interest expense increased to $35.0 million during the nine months ended September 30, 2018 compared to $27.2 million during the nine months ended September 30, 2017. Interest expense increases were related to interest on our Prior ABL Facility which was entered into in the third quarter of 2017, accrued interest of $1.5 million related to the Texas sales and use tax audit and additional capital leases.
Income Tax Expense. There was an income tax expense of $0.2 million during the nine months ended September 30, 2018 compared to an income tax benefit of $1.4 million for the same period in 2017. Excluding the impact of the valuation allowance, our effective tax rate during the nine months ended September 30, 2018 and 2017 was approximately 19% and 36%, respectively.
Liquidity and Capital Resources
As of September 30, 2018, our primary capital resources were net cash provided by operations, utilization of capital leases and borrowings under our $150.0 million Prior ABL Facility. As of September 30, 2018, we had unrestricted cash and cash equivalents of $30.8 million compared to $38.5 million as of December 31, 2017. An additional amount of $45.0 million was classified as restricted cash as of September 30, 2018 to collateralize insurance reserves. As of September 30, 2018, Basic was in compliance with all debt covenants, as waived.
On October 2, 2018, the Company issued $300 million aggregate principal amount of 10.75% senior secured notes due 2023 and replaced the Prior ABL Facility by entering into a $150.0 million ABL Credit Agreement among the Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and letter of credit issuer, and the other lenders from time to time party thereto. Cash and cash equivalents on October 2, 2018 was $86.1 million. For further discussion see Note 5, “Long-Term Debt and Interest Expense”.

We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs. Our availability under the New ABL Facility at October 2, 2018 was $80.9 million.

Net Cash Provided by Operating Activities
Cash provided by operating activities was $56.4 million for the nine months ended September 30, 2018, an increase compared to cash provided by operating activities of $1.8 million during the same period in 2017.  Operating cash flow provided in the first nine months of 2018 improved compared to the same period in 2017 due to stronger operating results and improved working capital levels due to better accounts receivable collections.
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

Capital Expenditures
Cash capital expenditures during the first nine months of 2018 were $48.6 million with an additional $3.7 million of accrued capital expenditures compared to $57.0 million in the same period of 2017. We added $16.6 million of leased assets through our capital lease program and other financing arrangements during the first nine months of 2018 compared to $61.0 million of leased asset additions in the same period in 2017.
We currently have planned capital expenditures for the full year of 2018 of under $80.0 million, including capital leases of $20.0 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Capital Resources and Financing
Our primary capital resources as of September 30, 2018 were cash flow from our operations, our Prior ABL Facility, the ability to enter into capital leases, and a cash balance of $30.8 million at September 30, 2018. We had $90.0 million of borrowings under the Prior ABL Facility as of September 30, 2018, of which $45.0 million of cash was held in restricted cash as collateral for letters of credit. In 2018, we financed activities in excess of cash flow from operations primarily through the use of cash, capital leases and other financing arrangements. Our Amended and Restated Term Loan Agreement (the "Term Loan Agreement") had $161.3 million aggregate outstanding principal amount of loans as of September 30, 2018 and no additional borrowing capacity.
On October 2, 2018, the Company issued in a private placement offering $300 million aggregate principal amount of 10.75% senior secured notes due 2023 (the “Senior Notes”) at 99.042% of par and entered into a new $150 million senior secured revolving credit facility (the “New ABL Facility”). In connection with the closing of the Senior Notes, the Company repaid the balances outstanding under the Prior ABL Facility and the Term Loan Agreement in their entirety and terminated both facilities.
Contractual Obligations
We have significant contractual obligations in the future that will require capital resources. Our primary contractual obligations are (1) our capital leases, (2) our operating leases, (3) our asset retirement obligations, (4) our other long-term liabilities and (5) interest on long-term debt related to our future contractual interest obligations under the Senior Notes, the New ABL Facility and our capital leases. Our capital leases relate primarily to light-duty and heavy-duty vehicles and trailers. Our operating leases relate primarily to real estate. Our asset retirement obligation relates to disposal wells.

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
Net Operating Losses
As of September 30, 2018, Basic had approximately $775.4 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $285.1 million of NOLs for state income tax purposes which begin to expire in 2018. Net operating losses generated after 2017 are carried forward indefinitely and are limited to 80% of taxable income. Net operating losses generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.
Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2018, a valuation allowance of $165.1 million was recorded against the Company's net deferred tax assets for all jurisdictions that are not expected to be realized.
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
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As of September 30, 2018, we had no material changes to the disclosure on this matter made in our Annual Report on Form 10-K for the year ended December 31, 2017.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2018, at the reasonable assurance level.
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

ITEM 1A.  RISK FACTORS

During the quarter ended September 30, 2018, there have been no material changes in our risk factors disclosed in Part I Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, except for the following:
Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
After this offering, we will have a significant amount of indebtedness. Pro forma for our offering of Senior Notes and the use of proceeds therefrom, as of September 30, 2018, our total debt would have been $374.6 million, including the aggregate principal amount due under the Senior Notes of $300.0 million and capital lease obligations in the aggregate amount of $74.6 million. As of September 30, 2018, Basic had $39.8 million of letters of credit outstanding secured by restricted cash borrowed under the Prior ABL Facility. For the year ended December 31, 2017 and the nine months ended September 30, 2018, we made cash interest payments totaling $25.6 million and $24.4 million, respectively.
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
The indenture governing our Senior Notes will impose, and our future indebtedness may impose, restrictions on us that may affect our ability to successfully operate our business.
The indenture governing our Senior Notes will impose, and our future indebtedness, including the New ABL Facility, may impose, limitations on our ability to take various actions, such as:
• limitations on the incurrence of additional indebtedness;
• restrictions on mergers, sales or transfers of assets without the lenders’ consent; and
• limitations on dividends and distributions.
In addition, our current and future indebtedness may require us to maintain certain financial ratios and to satisfy certain financial conditions, some of which may become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our future indebtedness. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our future indebtedness could result in a default under or acceleration of other future indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our future indebtedness or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions.

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

10.1#	Amendment No. 3 to the Credit and Security Agreement, dated May 14, 2018.
10.2*
Amendment No. 4 to the Credit and Security Agreement, dated September 14, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 19, 2018).

10.3*
Purchase Agreement, dated September 25, 2018, by and among Basic Energy Services, Inc., the guarantors party thereto and the initial purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 27, 2018).

10.4* †
Employment Agreement of David Schorlemer, effective as of August 27, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018).

10.5* †	Offer Letter of David Schorlemer, dated August 12, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018).
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

*Incorporated by reference
†Management contract or compensatory plan or arrangement
#Filed with this report
##Furnished with this report

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ T.M. "Roe" Patterson
Name:	T. M. “Roe” Patterson
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ David S. Schorlemer
Name:	David S. Schorlemer
Title:	Senior Vice President, Chief Financial Officer, Treasurer
and Secretary (Principal Financial Officer and
Principal Accounting Officer)

Date: November 5, 2018