Form 10-K
period 2018-12-31
BASIC ENERGY SERVICES INC
filed 2019-03-05
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2018
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes  ☐    No    ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No    ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☑   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).    Yes   ☑    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☑
Non-Accelerated filer ☐	Smaller reporting company ☑
Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No    ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $206,658,513 as of June 30, 2018, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $11.11 per share and 18,598,426 shares held by non-affiliates).
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes  ☑ No ¨☐
There were 26,906,690 shares of the registrant’s common stock outstanding as of March 1, 2019.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III.

BASIC ENERGY SERVICES, INC.

ii

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flows, pending legal or regulatory proceedings and claims, future economic performance, operating income, costs savings and management's plans, strategies, goals and objectives for future operations and goals. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in Item 1A of this annual report and other factors, most of which are beyond our control.
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
•uncertainties about our ability to successfully execute our business and financial plans and strategies;
•our access to current or future financing arrangements;
•changes in customer requirements in markets or industries we serve;
•general economic and market conditions;
•our ability to replace or add workers at economic rates; and
•environmental and other governmental regulations.
Our forward-looking statements speak only as of the date of this annual report. Unless otherwise required by law, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. All forward-looking statements included herein are expressly qualified in their entirety by the cautionary statements contained or referred to in this section.
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
iii

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
Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, California and Colorado. Our operations are focused on liquids-rich basins that have historically exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville, Denver-Julesburg and Marcellus shales. We provide our services to a diverse group of over 2,000 oil and gas companies.
Our current operating segments are Completion and Remedial Services, Well Servicing, Water Logistics, and Contract Drilling. These segments were selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. The following is a description of our business segments:
•Completion and Remedial Services.    Our completion and remedial services segment (49% of our revenues in 2018) operates our fleet of pumping units, an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, air compressor packages specially configured for underbalanced drilling operations and nitrogen units. The largest portion of this business segment consists of pumping services focused on cementing, acidizing and fracturing services in niche markets.
•Well Servicing.    Our well servicing segment (26% of our revenues in 2018) operates our fleet of 310 active well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and the completion of the well bore to initiate production of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.
•Water Logistics.    Our water logistics segment (24% of our revenues in 2018) utilizes our fleet of 823 fluid service trucks and related assets, including specialized tank trucks, storage tanks, pipelines, water wells, disposal facilities, water treatment and construction and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide well site construction and maintenance services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations.
•Contract Drilling.    Our contract drilling segment (1% of our revenues in 2018) operates our fleet of 11 drilling rigs and related equipment. We use these assets to penetrate the earth to a desired depth and initiate production from a well.
Our Competitive Strengths
We believe that the following competitive strengths currently position us well within our industry:
Extensive Domestic Footprint in the Most Prolific Basins.    Our operations are focused on liquids-rich basins located in the United States that have exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Eagle Ford, and Haynesville shale plays. We operate in states that accounted for approximately 98% of U.S. onshore oil and natural gas production. We believe our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts, reducing the risk that a basin-specific slowdown will have a disproportionate impact on our cash flows and operational results.
Diversified Service Offering for Further Revenue Growth and Reduced Volatility.    We believe our range of well site services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 132 area offices position us to market our full range of well site services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.
Significant Market Position.    We maintain a leading market share for each of our lines of business within our core operating areas: the Permian Basin of West Texas and Southeast New Mexico; the Gulf Coast region of South Texas and Louisiana; the Central region of North Texas, Oklahoma, Arkansas, Louisiana and Kansas; California; and Colorado. Our goal is to be one of the top two providers of the services we provide in each of our core operating areas. Our position in each of these markets allows us to expand the range of services performed on a well throughout its life, such as drilling, maintenance, workover, stimulation, completion and plugging and abandonment services.
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
Decentralized Experienced Management with Strong Corporate Infrastructure.    Our corporate group is responsible for maintaining a unified infrastructure to support our diversified operations through standardized financial, accounting, safety, environmental and maintenance processes and controls. We operate a decentralized operational organization in which our regional or division managers are responsible for their operations, including asset management, cost control, policy compliance, training and other aspects of quality control. With the majority of our regional managers having over 30 years of industry experience, each have extensive knowledge of the customer base, job requirements and working conditions in each local market. Reporting to our regional or division managers, our area managers are directly responsible for customer relationships, personnel management, accident prevention and equipment maintenance, the key drivers of our operating profitability. This management structure allows us to monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial reports and manage risk.
Our Business Strategy
The key components of our business strategy include:
Establishing and Maintaining Leadership Positions in Core Operating Areas.    We strive to establish and maintain market leadership positions within our core operating areas. To achieve this goal, we maintain close customer relationships, seek to expand the breadth of our services and offer high quality services and equipment that meet the scope of customer specifications and requirements. In addition, our leading presence in our core operating areas facilitates employee retention, a key factor for success in our business, and provides us with brand recognition that we utilize in creating leading positions in new operating areas.
Selectively Expanding Within Our Regional Markets.    We intend to continue strengthening our presence within our existing geographic footprint through internal growth, well-maintained equipment and experienced and skilled personnel. We typically enter into new markets through the acquisition of businesses with strong management teams that will allow us to expand within these markets. Management of acquired companies often remain with us and retain key positions within our organization, which enhances our attractiveness as an acquisition partner. We have a record of successfully implementing this strategy. By concentrating on targeted expansion in areas in which we already have a meaningful presence, we believe we maximize the returns on expansion capital while reducing downside risk.
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
Pursuing Growth Through Selective Capital Deployment.    We intend to continue growing our business through selective acquisitions and upgrading our existing assets. Our capital investment decisions are determined by an analysis of the projected return on capital employed of each of those alternatives. Acquisitions are evaluated for “fit” with our area and regional operations management and are reviewed by corporate level financial, equipment, safety and environmental specialists to ensure consideration is given to identified risks. We also evaluate the cost to acquire existing assets from a third party, the capital required to build new equipment and oil and natural gas commodity price. Based on these factors, we make capital investment decisions that we believe will support our long-term growth strategy and these decisions may involve a combination of asset acquisitions and the purchase of new equipment.
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
Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of oil and natural gas prices. Natural gas prices have remained at lower levels since 2009, which has resulted in low levels of activity in our natural gas-driven markets. In the fourth quarter of 2014, oil prices declined due to oversupply concerns worldwide and have remained at relatively lower levels since that time.
The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the Henry Hub Natural Gas Spot Price and the corresponding rig count for oil and natural gas drilling rigs since 2015:

	Cushing WTI Spot	Henry Hub Gas	Average Rig Count
Period:	Oil Price ($/Bbl.)	Spot Price ($/Mcf.)	Oil	Natural Gas
1/1/2015	$48.69	$2.63	754	228
1/1/2016	43.14	2.52	408	100
1/1/2017	50.88	2.99	703	172
1/1/2018	64.94	3.17	841	190
12/31/2018	45.15	3.69	885	198

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
This segment operates 302 pumping units, with approximately 513,000 horsepower of capacity, to conduct a variety of services designed to stimulate oil and natural gas production or to enable cement slurry to be placed in or circulated within a well. We also operate 29 air compressor packages, including foam circulation units, for underbalanced drilling, 32 snubbing units and 17 coiled tubing units for cased-hole measurement and pipe recovery services.
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

The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2018:

	Market Area
Asset Type:	Ark-La-Tex	Mid-Continent	Gulf Coast	Rocky Mountain	Permian Basin	Total
Pumping Units	26	180	8	67	21	302
Air/Foam Packages	—	11	—	5	13	29
Snubbing Units	21	11	—	—	—	32
Rental and Fishing Tool Stores	—	6	1	—	8	15
Coiled Tubing Units	—	3	—	14	—	17

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
For further discussion of financial results for the Completion and Remedial Services segment, see Note 16, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
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
Our actively marketed fleet included 310 well servicing rigs as of December 31, 2018. Our well servicing equipment operates from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, California, Arkansas, Utah, Montana and Kansas. Our well servicing rigs are mobile units that normally operate within a radius of approximately 75 to 100 miles from their respective bases.

The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2018. We categorize our rig fleet by the rated capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

		Market Area
Rig Type:	Rated Capacity	Permian Basin	Gulf Coast	Ark-La-Tex	Mid-Continent	Rocky Mountain	California	Inactive	Total
Swab	N/A	—	—	1	2	1	—	—	4
Light Duty	< 90 tons	—	—	—	—	—	2	—	2
Medium Duty	> 90 <125 tons	70	11	8	32	32	13	23	189
Heavy Duty	> 125 tons	76	18	2	6	11	—	2	115
Total		146	29	11	40	44	15	25	310
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
For further discussion of financial results for the Well Servicing segment, see Note 16, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Water Logistics Segment
Our water logistics segment provides oilfield fluid supply, transportation, storage and construction services. These services are required in most workover, completion and remedial projects and are routinely used in daily producing well operations. These services include:
•the transportation of fluids used in drilling, completion, workover, and flowback operations and of saltwater produced as a by-product of oil and natural gas production either by truck or pipeline;
•the sale and transportation of fresh and brine water used in drilling and workover activities;
•the rental of portable fracturing tanks and test tanks used to store fluids on well sites;
•the recycling and treatment of wastewater, including produced water and flowback, to be reused in the completion and production process;
•the operation of company-owned fresh water and brine source wells and of non-hazardous wastewater disposal wells; and
•the preparation, construction and maintenance of access roads, drilling locations, and production facilities.
This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the water logistics equipment that we operated at December 31, 2018:

	Market Area
Asset Type:	Rocky Mountain	Ark-La-Tex	Permian Basin	Mid-Continent	Gulf Coast	Total
Fluid Service Trucks	93	106	437	56	131	823
Saltwater Disposal Wells	5	24	30	13	11	83
Fresh/Brine Water Stations	2	—	40	—	8	50
Fluid Storage Tanks	237	751	1,117	296	363	2,764
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

Our water logistics segment has a base level of business volume related to the regular maintenance of oil and natural gas wells. Most oil and natural gas fields produce residual saltwater in conjunction with oil or natural gas. This residual water remains the legal property of the producer throughout the disposal process. We transport and dispose of this water using several different methods. Fluid service trucks pick up this fluid from tank batteries at the well site and transport it to a saltwater disposal well for injection. Water can also be transported from the tank battery to the saltwater disposal well by pipeline. Pipelining of water increased throughout the year, and represented approximately 33% of total disposal volumes in the fourth quarter of 2018. This type of regular maintenance work must be performed if a well is to remain active. Our ability to outperform competitors in this segment depends on our ability to achieve significant economies relating to logistics, specifically the proximity between the areas where saltwater is produced and the areas where our company-owned disposal wells are located. We operate saltwater disposal wells in most of our markets, and our ownership of these disposal wells eliminates the need to pay third parties a fee for disposal.
Completion, remedial, and workover activities also provide the opportunity for higher operating margins from tank rentals and fluid sales. Drilling and workover jobs typically require fresh or brine water for drilling mud or circulating fluid used during the job. Completion and workover procedures often also require large volumes of water for fracturing operations, which involves stimulating a well hydraulically to increase production. Flowback fluids, spent mud, and fluids from drilling and completion activities are required to be transported from the well site to an approved disposal facility.  Water treatment solutions are also utilized by customers to treat produced water and flowback, in order to be reused during the production and completion process.
Our competitors in the water logistics industry are mostly small, regionally focused companies. There are currently no companies that have a dominant position on a nationwide basis. Activity in the water logistics industry is comprised of a relatively stable demand for services related to the maintenance of producing wells and a highly variable demand for services used in the drilling and completion of new wells. As a result, onshore drilling activity significantly affects the level of activity in the water logistics industry. While there are no industry-wide statistics, the Baker Hughes Land Drilling Rig Count is an indirect indication of demand for water logistics because it directly reflects onshore drilling activity.
Water Logistics.    At December 31, 2018, we owned and operated 823 fluid service trucks, each equipped with an average fluid hauling capacity of up to 150 bbls. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill fracturing tanks on well locations, including fracturing tanks provided by us and others, to transport produced saltwater to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our fracturing tanks, we mainly use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the well site to disposal wells. Fluid service trucks are usually provided to oilfield operators within a 50-mile radius of our nearest yard.
Saltwater Disposal Well Services.    At December 31, 2018, we owned 83 saltwater disposal facilities. Disposal wells are permitted to dispose of saltwater and incidental non-hazardous oil and natural gas wastes. Our fluid service trucks frequently transport the fluids that are disposed of in these saltwater disposal wells. Our disposal wells have an average permitted injection capacity of over 7,500 bbls per day per well and are strategically located in close proximity to our customers’ producing wells. Most oil and natural gas wells produce varying amounts of saltwater throughout their productive lives. In the states in which we operate, oil and natural gas wastes and saltwater produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted saltwater disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells, allowing us to salvage residual crude oil that we later sell for our account.
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
For further discussion of financial results for the Water Logistics segment, see Note 16, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
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
For further discussion of financial results for the Contract Drilling segment, see Note 16, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Properties
Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We currently conduct our business from 132 area offices, 80 of which we own and 52 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 132 area offices, 83 are located in Texas and ten are in New Mexico. Additionally, we have eight area offices in each of North Dakota and Oklahoma, seven area offices in Colorado, six area offices in Wyoming, two area offices in each of Louisiana, Kansas, Utah and California and one area office in each of Montana, and Arkansas.
Customers
We serve numerous major and independent oil and gas companies that are active in our core areas of operations. During 2018, no single customer comprised over 10% of our total revenues. The majority of our business is with independent oil and gas companies. In the current market conditions, the loss of any current material customers could have an adverse effect on our business operations until the equipment is redeployed.
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
Environmental Regulation and Climate Change
Environment, Health and Safety Regulation, Including Climate Change
Our operations are subject to stringent federal, tribal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the "EPA") and analogous state agencies issue regulations to implement and enforce these laws, which often require stringent and costly compliance measures. These laws and regulations may, among other things, require the acquisition of permits; govern the amounts and types of substances that may be released into the environment in connection with oil and gas drilling; restrict the way we handle or dispose of our materials and wastes; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; or require investigatory and remedial actions to mitigate pollution conditions. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the possible issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose liability for environmental damages and cleanup costs without regard to negligence or fault. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results. Moreover, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or our competitive position. Below is a discussion of the principal environmental laws and regulations, as amended from time to time that relate to our business.

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
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, this exemption for such drilling fluids, produced waters and other oil and gas wastes is subject to being limited or lost. For example, the EPA and certain non-governmental environmental groups that were contesting the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016. Under the decree, the EPA is required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA proposes a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. A loss of the RCRA hazardous waste exemption for drilling fluids, produced waters and related wastes could result in an increase in customers’ drilling programs’ costs to manage and dispose of wastes they generate, which development could have a material adverse effect on the drilling program’s operations and reduce the demand for our services. Moreover, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. In the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.
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
Our operations are also subject to the federal Clean Water Act and analogous state laws. Under these laws, permits must be obtained to discharge pollutants into regulated surface or subsurface waters. Spill prevention, control and countermeasure requirements under federal law require some owners or operators of facilities that store or otherwise handle oil to prepare plans and implement appropriate operating protocols, including containment berms and similar structures, to help prevent the contamination of regulated waters in the event of a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction activities. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. and, permits for discharges of storm water runoff may be required for certain of our properties. The Clean Water Act also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) released a final rule that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, ("WOTUS") including wetlands, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. On January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts In addition, the EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a final rule on February 6, 2018 specifying that the contested June 2015 rule would not take effect until February 6, 2020. In July 2018, the EPA issued a supplemental notice of proposed rulemaking, offering support and clarification regarding the Agency’s June 2017 proposed repeal of the 2015 WOTUS rule. Later in 2018, the EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin the EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which is that the 2015 WOTUS definition is currently in effect in 22 states. Meanwhile, in December 2018, the EPA and the Corps issued a proposed rule to revise the definition of “Waters of the United States.” The proposed rule would narrow the definition, excluding, for example, streams that do not flow year-round and wetlands without a direct surface connection to other jurisdictional waters. Litigation by parties opposing the rule quickly followed. Due to the administrative procedures required to establish the rule and pending litigation, the new definition of “Waters of the United States” may not be implemented, if at all, for several years. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of our or our customers’ properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of those properties.
Our underground injection operations are subject to the Safe Drinking Water Act ("SDWA") as well as analogous state and local laws and regulations including the Underground Injection Control ('UIC") UIC program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation regulating underground injection has been introduced at the state level. For example, at the state level, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids. In addition, public concerns have recently been raised regarding the disposal of hydraulic fluid in injection wells. Partly in response to public concerns, the Texas Railroad Commission, referred to as (“RRC”), amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. Our operations employ hydraulic fracturing techniques to stimulate natural gas production from unconventional geological formations, which entails the injection of pressurized fracturing fluids (consisting of water, sand and certain chemicals) into a well bore. Our hydraulic fracturing activities are principally in Texas, Oklahoma, Kansas and Colorado. Our operations also involve the disposal of produced saltwater by underground injection. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the RRC. We also operate saltwater disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. In addition, in response to reports tying the increase in seismic activity in Oklahoma to the injection of produced water, the Oklahoma Corporation Commission ("OCC") has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system”, pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. The OCC and the Oklahoma Geologic Survey continue to release well completion seismicity guidance, which most recently directs operators to adopt a seismicity response plan and take certain prescriptive actions, including mitigation, following anomalous seismic activity within a certain radius of hydraulic fracturing operations. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Edmond area. In addition, since 2015, the OCC’s Oil and Gas Conservation Division has issued a number of directives restricting the future volume of wastewater disposed of via subsurface injection and directing the shut in of certain injection wells. To date, none of our wells have been restricted. Regulations in the states in which we operate require us to obtain a permit from the applicable regulatory agencies to operate each of our underground saltwater disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, leaks to the environment or other conditions such as earthquakes. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.

In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, and those petitions were granted in February 2019. The EPA has also brought attention to the reach of the Clean Water Act’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the Clean Water Act permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. To date, no further action has been taken by the EPA with respect to the issue, but should Clean Water Act permitting be required for saltwater injections wells, the costs of permitting and compliance for our operations could increase.
We maintain insurance against some risks associated with environmental liabilities that may occur as a result of well service activities. However, there can be no assurance this insurance will cover all potential losses, or that insurance will continue to be commercially available or will be available at premium levels that justify its purchase by us. The occurrence of a significant event that is not fully insured or indemnified against could have a material adverse effect on our financial condition and operations.
We are also subject to the requirements of the federal Occupational Safety and Health Act, known as (“OSHA,”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration’s hazard communication standard the EPA’s community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, the general duty clause and Risk Management Planning regulations promulgated under Section 112(r) of the Clean Air Act, and comparable state statues require that information be maintained about hazardous materials used or produced in operations, and that this information be provided to employees, state and local government authorities and the public, and plans for response to a release be developed for certain facilities.
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
The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs, and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. Obtaining required permits has the potential to delay the development of oil and natural gas projects.
Over the next several years, we and our customers may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion under both the primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and completed the remaining area of designations not addressed under the November 2017 final rule in April and July of 2018. Additionally, state implementation of these revised standards could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with this final rule or any other new legal requirements could, among other things, require us or our customers to install new emission controls on some equipment and to incur longer permitting timelines or significantly increased capital expenditures and operating costs. Additionally, if such compliance reduces demand for the oil and natural gas that our customers produce, we could also incur reduced demand for our services, which one or more developments could adversely impact our business.
Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the EPA has begun to adopt regulations to report and reduce emissions of greenhouse gases. Any such regulations may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so-called Paris Agreement, which became effective in 2016, with the objective of limiting greenhouse gas emissions. However, in August 2017, the U.S. State Department

informed the United Nations of its intent to withdraw from the Paris Agreement. Notably, the earliest date of withdrawal under the terms of the agreement is November 4, 2020.
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
Employees
As of December 31, 2018, we employed approximately 4,100 people, with approximately 83% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

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
ITEM 1A. RISK FACTORS
The following are some of the important factors that could affect our financial performance or could cause actual results to differ materially from estimates contained in our forward-looking statements. We may encounter risks in addition to those described below. Additional risks and uncertainties not currently known to us, or that we currently deem to be immaterial, may also impair or adversely affect our business, results of operations, financial condition and prospects.
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
Industry conditions are influenced by numerous factors over which we have no control, such as the supply of and demand for oil and natural gas, domestic and worldwide economic conditions, political instability in oil and natural gas producing countries and merger, acquisition and divestiture activity among oil and gas producers. Activities by non-governmental organizations to limit certain sources of funding for the energy sector or to restrict the exploration, development and production of oil and natural gas may adversely affect the ability of certain of our customers to conduct operations. The volatility of the oil and natural gas industry, environmental and other governmental regulations regarding the exploration for and production and development of oil and natural gas reserves, and the consequent impact on exploration and production activity could adversely impact the level of drilling and workover activity by some of our customers. This reduction may cause a decline in the demand for our services or adversely affect the price of our services. In addition, reduced discovery rates of new oil and natural gas reserves in our market areas also may have a negative long-term impact on our business, even in an environment of stronger oil and natural gas prices, to the extent existing production is not replaced and the number of producing wells for us to service declines.
Oil and gas industry pricing remained relatively stable through the middle of 2014. From the second half of 2014 through 2016, oil and natural gas prices declined significantly, due in large part to increasing supplies and weakening demand growth. Although oil prices increased from 2017 into 2018, they have since declined towards the end of 2018 and into 2019. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas have remained challenged. Oil and gas prices may remain lower for the foreseeable future.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $50.88 and $64.94 per bbl in 2017 and 2018, respectively. The Cushing WTI oil prices have declined from over $107 per bbl in June 2014 to $45.15 per bbl on December 28, 2018.  The Henry Hub Natural Gas Spot Price averaged $2.99 and $3.17 per Mcf for 2017 and 2018, respectively.
Competition within the well services industry may adversely affect our ability to market our services.
The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that have longer operating histories, possess substantially greater financial, technological and other resources and have greater name recognition in certain operating areas than we do. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If adverse oil and natural gas market conditions persist or deteriorate further, our utilization rates may decline.
Fuel conservation measures could reduce demand for oil and natural gas, which would in turn reduce the demand for our services.
Fuel conservation measures, alternative fuel requirements, technological advances in fuel economy and energy generation, and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.
We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.
We anticipate we will need to make substantial capital investments in the future to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment including idled equipment brought back into service as activity levels improved. For the year ended December 31, 2017, we invested approximately $63.4 million in cash for capital expenditures and $67.5 million of capital leases. For the year ended December 31, 2018, we invested approximately $68.7 million in cash for capital expenditures and $20.2 million of capital leases. For 2019, we have currently budgeted $94.1 million for capital expenditures, excluding acquisitions, including $15.6 million for capital leases. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowings under our credit facilities. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for more information.
Our significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures and acquisitions, take advantage of business opportunities or respond to competitive pressures, it could materially and adversely affect our results of operations, financial condition and growth. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. Adverse changes in the capital markets could make it difficult to obtain additional capital or obtain it at attractive rates. If we are unable to maintain or obtain access to capital, we could experience a reduction of liquidity and may result in difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations.
Our future financial results could be adversely impacted by asset impairments or other charges.
We have recorded goodwill impairment charges and asset impairment charges in the past. We periodically evaluate our long-lived assets, including our property and equipment, and intangible assets. If any indication of impairment for our long lived assets exists, we project future cash flows on an undiscounted basis for other long-lived assets, and compare these cash flows to the carrying amount of the related assets. These cash flow projections are based on our current operating plans, estimates and judgmental assumptions. We perform the assessment of potential impairment for our long-lived assets whenever facts and circumstances indicate that the carrying value of those assets may not be recoverable due to various external or internal factors. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.

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
As of December 31, 2018, we had total outstanding debt of $349.7 million, net of discount and deferred financing costs, including $300.0 million of aggregate principal amount due under the Senior Notes, capital lease obligations in the aggregate amount of $60.9 million. As of December 31, 2018, Basic had $39.6 million of letters of credit outstanding under the Credit Facility, giving Basic $69.6 million of available borrowing capacity under the Credit Facility. For the years ended December 31, 2017 and 2018, we made cash interest payments totaling $25.6 million and $35.1 million, respectively.

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
•limit management's flexibility in operating our business;
•limit our flexibility in planning for, and reacting to, changes in our business or industry;
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
 Our New ABL Credit Agreement and the indenture governing our Senior Notes impose restrictions on us that may affect our ability to successfully operate our business.
Our New ABL Credit Agreement and the indenture governing our Senior Notes impose limitations on our ability to take various actions, such as:
•limitations on the incurrence of additional indebtedness;
•restrictions on mergers, sales or transfers of assets without the lenders’ consent; and
•limitations on dividends and distributions.
In addition, our New ABL Credit Agreement, our indenture and our current and future indebtedness may require us to maintain certain financial ratios and to satisfy certain financial conditions, some of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our New ABL Credit Agreement, our indenture or future indebtedness. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our indebtedness under any of our indebtedness could result in a default under or acceleration of other indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our New ABL Credit Agreement, our indenture or future indebtedness or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” for a discussion of our New ABL Credit Agreement.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our New ABL Facility bear interest at variable rates, exposing us to interest rate risk. If the interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease.
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
Our operations are subject to federal, regional, state, local and tribal laws and regulations relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or other substantial expenditures to mitigate or prevent releases of materials from our facilities, the imposition of substantial liabilities for pollution resulting from our operations and the application of specific health and safety criteria addressing worker protection and public health and safety. Regulations concerning equipment certification also create an ongoing need for regular maintenance.  Failure to comply with these laws and regulations could result in investigations, restrictions or orders suspending well or other service operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders, any of which could have a material adverse effect on our business, results of operations and financial condition.
There is inherent risk of environmental costs and liabilities in our business as a result of our handling of petroleum hydrocarbons and oilfield and industrial wastes, air emissions and wastewater discharges related to our operations, and historical industry operations and waste disposal practices. Our water logistics segment includes disposal operations into injection wells that pose risks of seismic activity and environmental liability, including leakage from the wells to surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, which means that in some situations, we could be exposed to liability as a result of our conduct that was without fault or lawful at the time it occurred or as a result of the conduct of, or conditions caused by, prior operators or other third parties. Clean-up costs and other damages arising as a result of environmental laws and costs associated with past operations or changes in environmental laws and regulations could be substantial and could have a material adverse effect on our financial condition and results of operations.
We operate as a motor carrier and therefore are subject to regulation by the U.S. Department of Transportation and by various state agencies and other regulatory authorities. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety and hazardous materials manifesting, labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. In addition, the trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, requirements for recording devices or electronic logging devices or limits on vehicle weight and size.
Laws protecting the environment generally have become more stringent over time and could continue to do so, which could lead to material increases in costs for future environmental compliance and remediation. The modification or interpretation of existing laws or regulations, or the adoption of new laws or regulations, could curtail exploratory or developmental drilling for oil and natural gas and production of oil and natural gas and could limit well servicing opportunities. We may not be able to recover some or any of our costs of compliance with these laws and regulations from insurance.
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
Our customers consist primarily of major and independent oil and gas companies. During each of 2018 and 2017, our top five customers accounted for 24% and 25% of our revenues, respectively. However, no individual customer composed greater than 10% of our revenues in either year. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
If our customers delay paying or fail to pay a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. In weak economic environments, we may experience increased delays and failures due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to the credit markets. In addition, customers who are more highly leveraged or otherwise unable to pay their creditors in the ordinary course of business may become insolvent or be unable to operate as a going concern. We may be unable to collect amounts due or damages we are awarded from these customers, and our efforts to collect such amounts may damage our customer relationships. If our customers delay paying or fail to pay us a significant amount of our outstanding receivables, it could have a material adverse effect on our liquidity, consolidated results of operations, and consolidated financial condition.
Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could adversely affect our business.
We may not be able to find enough skilled labor to meet our needs, which could limit our growth. Our business activity historically decreases or increases with the prices of oil and natural gas. In addition, we compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the requisite technical skills and experience. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, which can increase our labor costs or subject us to liabilities to our employees. We may have problems finding enough skilled and unskilled laborers in the future if the demand for our services increases. A shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages. If we are not able to increase our service rates sufficiently to compensate for wage rate increases, our operating results may be adversely  affected.
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
We depend to a large extent on the services of some of our executive officers. these individuals possess extensive expertise, talent and leadership. The loss of the services of T. M. “Roe” Patterson, our President and Chief Executive Officer, or

other key personnel could disrupt our operations. Although we have entered into employment agreements with Mr. Patterson and our other executive officers that contain, among other provisions, non-compete agreements, we may not be able to enforce the non-compete provisions in the employment agreements.
Our business could be negatively affected by cybersecurity threats and other disruptions.
We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, or other malicious code, phishing and cyber attacks, and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts. While we attempt to mitigate these risks, we remain vulnerable to additional known or unknown threats.
Given the rapidly evolving nature of cyber threats, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks, or avoiding a material impact to our systems when such incidents or attacks do occur. A cyber incident or attack could result in the disclosure of confidential or proprietary customer information, theft or loss of intellectual property, damage to our reputation with our customers and the market, temporary disruptions of service, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. In addition, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyberattacks. A cyber-related attack could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.
Adverse weather conditions may affect our operations.
Our operations may be materially affected by severe weather conditions in areas where we operate. Severe weather, such as blizzards, tornadoes, droughts, flooding, extreme temperatures and hurricanes may cause evacuation of personnel, curtailment of services and suspension of operations, and loss of or damage to equipment and facilities. Damage from any adverse weather conditions could delay our operations and adversely affect our financial condition, results of operations and cash flows.
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
In response to studies finding that emissions of carbon dioxide, methane and other greenhouse gases from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, the EPA has adopted various regulations under the federal Clean Air Act addressing emissions of greenhouse gases that may affect the oil and gas industry. In 2012 the EPA published a final rule that includes standards to reduce volatile organic compound (“VOC”) emissions associated with oil and natural gas production.. In June 2016, the EPA also published a final rule to reduce methane and additional VOC emissions from oil and natural gas facilities that were constructed, reconstructed or modified after September 18, 2015. The rules and the EPA's subsequent actions to reconsider and propose stays of the rules have been heavily litigated, and in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at well sites and compressor stations. These proposed revisions have not yet been finalized and, as a result the EPA’s 2016 standards are currently in effect. According, future implementation and the ultimate scope of the 2016 standards is uncertain at this time. Federal changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations.
Numerous legislative measures have been introduced in the past that would have imposed restrictions or costs on greenhouse gas emissions (“GHGs”), including from the oil and gas industry. Additionally, in 2010, EPA promulgated final rules for mandatory annual reporting of GHGs from certain onshore oil and natural gas production, processing, transmission, storage, and distribution facilities, as well as from facilities in other industries. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate

Change which led to the signing of the Paris Agreement in December 2015, which became effective in November 2016. However, in August 2017, the U.S. State Department informed the United Nations of its intent to withdraw from the Paris Agreement. Notably, the earliest date of withdrawal under the terms of the Agreement is November 4, 2020. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing new or additional reporting obligations on, or limiting emissions of greenhouse gases from, our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations.
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
Federal, state and local legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our well servicing activities and could adversely affect our financial position, results of operations and cash flows.
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
Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA released its report on environmental impacts of hydraulic fracturing in December 2016, concluding that hydraulic fracturing could impact drinking water resources. The federal Bureau of Land Management (“BLM”), an agency of the U.S. Department of the Interior published a final rule in March 2015 relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule, the BLM appealed the decision to the U.S. Court of Appeals for the Tenth Circuit in July 2016, the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule and, in December 2017, the BLM published a final rule rescinding the March 2015 rule. However, in January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court. These BLM hydraulic fracturing rules are in various stages of suspension, implementation, delay, rescission, and court challenges; accordingly, the future and ultimate scope of these rules is uncertain. The EPA also issued a final rule prohibiting the discharge of wastewater resulting from hydraulic fracturing activities into publicly owned wastewater treatment plants in June 2016.
In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Recent research has linked disposal of produced water into disposal wells to an increase in earthquakes across the South and Midwest. Certain state agencies, including those in Texas and Oklahoma, have implemented regulations authorizing the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. For example, in Oklahoma, the OCC has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system”, pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Edmond area. Moreover, vigorous public debate over hydraulic fracturing and shale gas production continues, and has resulted in delays of well permits in some areas.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation at the federal, state or local level could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state or local laws or the implementation of regulations or ordinances restricting or increasing the costs of hydraulic fracturing could potentially increase our costs of operations and cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our well servicing activities, any or all of which could adversely affect our financial position, results of operations and cash flows.
Potential listing of species as "threatened" or “endangered” under the federal Endangered Species Act could result in increased costs and new operating restrictions or delays on our oil and natural gas exploration and production customers, which could adversely reduce the amount of contract drilling services that we provide to such customers.
The federal Endangered Species Act and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. Certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.
Limitations or restrictions on our ability to obtain, dispose of or treat water may impact the services that we can provide to our customers.
Our water logistics operations involve the supply of significant amounts of water for drilling and hydraulic fracturing, treatment of produced and flowback water, and disposal of a variety of fluids. Limitations or restrictions on our ability to obtain water from local sources, such as restrictions that could be imposed during extreme drought conditions, may require us to find remote sources of water and transport that water to our service locations. In addition, treatment and disposal of such water after use is becoming more highly regulated and restricted. Thus, costs for obtaining, treating, and disposing of water could increase significantly, potentially limiting the services that we can provide to our customers. This could have an adverse effect on our business, financial condition, results of operations and cash flow.
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
In connection with our emergence from our Chapter 11 Cases, we experienced an ownership change for the purposes of Section 382 of the Code.  The ownership changes have not resulted in the expiration or limitation of any NOLs generated prior to the emergence date.  However, any subsequent ownership changes under the provisions of Section 382 could adversely affect the use of NOLs in future periods.  The amount of consolidated Federal NOLs available as of December 31, 2018 is approximately $783.3 million.

Recently enacted U.S. tax legislation, as well as future U.S. tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which made significant changes to U.S. federal income tax laws. The Tax Act made broad and complex changes to the U.S. tax code which impact 2017 and 2018 and includes, among other things, reducing the U.S. corporate income tax rate to 21%, partially limits the deductibility of business interest expense and net operating losses, limits the deductibility for certain types of executive compensation, and allows the immediate deduction of certain new investments instead of deductions for depreciation expense over time.  Although we have estimated the impact of the Tax Act by incorporating assumptions based upon our current interpretation and analysis to date, the Tax Act is complex, far-reaching and is in a state of being clarified by regulation. Consequently, our analysis of the actual impact of its enactment on us is ongoing and subject to change as provisions of the Tax Act are clarified by regulation. Further analysis of the Tax Act could have an adverse effect on our business, results of operations, financial condition and cash flow.
Risks Relating to Ownership of Our Common Stock or Warrants
Our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws, as well as Delaware law, contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
Our Second Amended and Restated Certificate of Incorporation authorizes our board of directors to issue preferred stock without stockholder approval. If our board of directors elects to issue preferred stock, it could be more difficult for a third party to acquire us. In addition, some provisions in our Second Amended and Restated Certificate of Incorporation and Second Amended and Restated Bylaws could make it more difficult for a third party to acquire control of us, even if the change of control would be beneficial to our stockholders, including:
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
We currently have outstanding warrants that are exercisable into 2,066,576 shares of our common stock at an initial exercise price of $55.25 per warrant. The exercise of these warrants into our common stock could have a dilutive effect to the holdings of our existing stockholders. The warrants will not expire until December 23, 2023 and may create an overhang on the market for, and have a negative effect on the market price of, our common stock.
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
Future sales or the availability for sale of substantial amounts of our common stock, or the perception that these sales may occur, or the issuance of stock as consideration for a future acquisition, could adversely affect the trading price of our common stock and could impair our ability to raise capital through future sales of equity securities.
Our Second Amended and Restated Certificate of Incorporation authorizes us to issue 80,000,000 shares of common stock, of which an estimated 26,906,690 shares of common stock were outstanding as of March 1, 2019. This number includes shares issued in connection with our emergence from bankruptcy, almost all of which are freely transferable without restriction or further registration pursuant to Section 1145 of the Bankruptcy Code. We also have 2,428,255 shares of common stock authorized for issuance as equity awards under the Basic Energy Services, Inc. Management Incentive Plan and Non-Employee Director Incentive Plan, respectively. As of March 1, 2019, 595,736 shares are issuable pursuant to outstanding options and 628,381 shares are issuable pursuant to outstanding restricted stock and restricted stock unit awards.
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
We cannot predict the effect that future sales of our common stock will have on the price at which our common stock trades or the size of future issuances of our common stock or the effect, if any, that future issuances will have on the market price of our common stock. Sales of substantial amounts of our common stock, or the perception that such sales could occur, or the issuance of stock as consideration for a future acquisition may adversely affect the trading price of our common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  3. LEGAL PROCEEDINGS
From time to time, Basic is a party to litigation or other legal proceedings that Basic considers to be a part of the ordinary course of business. Basic is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in Note 8. Commitments and Contingencies, of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Registrant’s Common Equity

Market Information
Our common stock trades on the New York Stock Exchange (the “NYSE”) under the symbol “BAS.” The stock began trading on the NYSE on December 27, 2016, in conjunction with our emergence from Chapter 11 proceedings. As of March 1, 2019, we had 26,906,690 shares of common stock outstanding held by approximately 120 record holders.
Dividend Policy

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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding options or warrants and rights authorized for issuance under our equity compensation plans as of December 31, 2018:

Plan Category:	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)(4)
Equity compensation plans approved by security holders (1)	2,475,579	$39.23	677,015
Equity compensation plans not approved by security holders	—	—	—
Total	2,475,579	$39.23	677,015

(1) Represent shares of common stock issuable under the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”), effective as of December 23, 2016.
(2) Includes 595,736 shares of common stock that may be issued upon the vesting of stock options and 1,879,843 shares that may be issued upon vesting of restricted stock units (“RSUs”).
(3) RSUs do not have an exercise price; accordingly, RSUs are excluded from the weighted average exercise price of outstanding awards.
(4) Represents the number of shares of common stock remaining available for grant under the MIP as of December 31, 2018. If any common stock underlying an unvested award is canceled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the MIP.

Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of shares of common stock during the three months ended December 31, 2018 and 2017(dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
	Total Number of	Average Price Paid
Period:	Shares Purchased (1)	Per Share
2017
October 1 - October 31	—	$—
November 1 - November 30	—	—
December 1 - December 31 (1)	84,222	23.71
Total	84,222	$23.71

2018
October 1 - October 31	—	$—
November 1 - November 30	—	—
December 1 - December 31 (1)	30,949	4.16
Total	30,949	$4.16

(1) “Total Number of Shares Purchased” were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares and RSUs owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase. The repurchased shares were issued under the MIP.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including completion and remedial services, well servicing, water logistics and contract drilling. Our emergence from bankruptcy, and various market fluctuations, may make our revenues, expenses and income not directly comparable between periods. Our hydraulic horsepower capacity for pumping services increased from 443,600 at January 1, 2016 to 513,000 at December 31, 2018. Our weighted average number of fluid service trucks decreased from 985 in the first quarter of 2016 to 837 in the fourth quarter of 2018. Our weighted average number of well servicing rigs decreased from 421 in the first quarter of 2016 to 310 as of December 31, 2018, as we retired 111 rigs in the fourth quarter of 2017. Our weighted average number of drilling rigs decreased from 12 in the first quarter of 2016 to 11 in the fourth quarter of 2018.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
Revenues:	2018		2017

Completion and remedial services	$469.4	49%	$433.5	50%
Well servicing	251.0	26%	210.8	24%
Water logistics	231.3	24%	208.8	24%
Contract drilling	13.0	1%	11.0	2%
Total revenues	$964.7	100%	$864.1	100%

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
Oil prices dropped in the fourth quarter of 2014 and continued to decline throughout 2015 and stayed low all throughout 2016. Oil prices increased gradually in the fourth quarter of 2016 and throughout 2017, and have stayed relatively stable throughout most of 2018. Although oil prices declined towards the end of 2018 into 2019, we expect our customers capital programs to remain relatively steady during 2019.
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
•Water Logistics — trucking hours, segment revenue, pipeline volumes and segment profits as a percent of revenues; and
•Contract Drilling — rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.
Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see “Segment Overview” below.
Segment Overview
Completion and Remedial Services
In 2018, our completion and remedial services segment represented 49% of our revenues. Revenues from our completion and remedial services segment are derived from a variety of services designed to stimulate oil and natural gas production or place cement slurry within the wellbores. Our completion and remedial services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and underbalanced drilling.
Our pumping services concentrate on providing single truck, lower-horsepower cementing and acidizing services, as well as various fracturing services in selected markets. Our total hydraulic horsepower capacity for our pumping services was approximately 513,000 horsepower at December 31, 2018 and 523,000 horsepower at December 31, 2017.
Our rental and fishing tool business operates 15 rental and fishing tool stores in selected markets as of December 31, 2018.
Our snubbing services operate 32 units throughout our geographic footprint as of December 31, 2018.
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
The following is an analysis of our completion and remedial services segment for each of the quarters and years in the years ended December 31, 2018 and 2017 (dollars in thousands):

Completion & Remedial	Total HHP	Frac HHP	Revenues	Segment Profits %
2017
First Quarter	443,320	356,900	$80,431	16%
Second Quarter	518,365	381,850	$107,386	24%
Third Quarter	522,565	413,300	$123,650	32%
Fourth Quarter	522,565	413,300	$121,983	30%
Full Year	522,565	413,300	$433,450	27%
2018
First Quarter	522,565	413,300	$117,597	24%
Second Quarter	516,465	407,800	$126,948	21%
Third Quarter	516,465	386,050	$115,978	21%
Fourth Quarter	513,000	386,050	$108,933	21%
Full Year	513,000	386,050	$469,456	22%
We gauge the performance of our completion and remedial services segment based on the segment’s total horsepower, frac horsepower, operating revenues and segment profits as a percent of revenues.

Well Servicing
In 2018, our well servicing segment represented 26% of our revenues. Revenue in our well servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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

The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2018 and 2017. The revenue per rig hour does not include revenues associated with rig manufacturing operations:

	Weighted Average		Rig	Revenue	Profits
	Number of	Rig	Utilization	Per Rig	Per Rig	Segment
Well Service	Rigs	Hours	Rate	Hour	Hour	Profits %
2017
First Quarter	421	157,600	52%	$307	$49	16%
Second Quarter	421	162,300	54%	$321	$69	21%
Third Quarter	421	165,200	55%	$329	$69	21%
Fourth Quarter	421	159,500	53%	$339	$63	19%
Full Year	421	644,600	54%	$324	$63	19%
2018
First Quarter	310	168,500	76%	$338	$55	16%
Second Quarter	310	181,600	82%	$348	$81	23%
Third Quarter	310	180,300	82%	$357	$67	18%
Fourth Quarter	310	159,600	72%	$368	$65	17%
Full Year	310	690,000	78%	$353	$68	19%
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
Water Logistics
In 2018, our water logistics segment represented 24% of our revenues. Revenues in our water logistics segment are earned from the sale, transportation, pipelining, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The water logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our water logistics segment. Water logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base water logistics operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as fracturing water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
The following is an analysis of our water logistics segment for each of the quarters and years in the years ended December 31, 2018 and 2017 (dollars in thousands):

	Weighted Average		Trucking	Pipeline
	Number of Fluid	Truck	Volumes	Volumes		Segment
Water Logistics	Service Trucks	Hours	(in bbls)	(in bbls)	Revenue	Profits %
2017
First Quarter	935	484,300	6,489,700	1,609,000	$50,206	17%
Second Quarter	943	473,500	7,233,100	1,191,000	$50,740	18%
Third Quarter	947	483,300	7,067,900	1,560,000	$52,333	21%
Fourth Quarter	967	492,800	7,348,400	1,921,000	$55,505	20%
Full Year	948	1,933,900	28,139,100	6,281,000	$208,784	19%
2018
First Quarter	960	479,600	6,414,800	1,551,000	$56,509	28%
Second Quarter	903	486,800	6,912,900	2,064,000	$59,679	26%
Third Quarter	870	448,200	6,898,200	2,526,000	$59,539	28%
Fourth Quarter	837	438,500	6,659,000	3,221,000	$55,556	29%
Full Year	891	1,853,100	26,884,900	9,362,000	$231,283	28%
We gauge activity levels and profitability in our water logistics segment based on trucking hours, revenue per fluid service truck, segment profits per fluid service truck and segment profits as a percent of revenues.
Contract Drilling
In 2018, our contract drilling segment represented 1% of our revenues. Revenues from our contract drilling segment are derived primarily from the drilling of new wells.
Within this segment, we typically charge our drilling rig customers a daily rate or a rate based on footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig.
The following is an analysis of our contract drilling segment for each of the quarters and years in the years ended December 31, 2018 and 2017:

	Weighted Average	Rig		Profits
	Number	Operating	Revenue	(Loss)	Segment
Contract Drilling	of Rigs	Days	Per Day	Per Day	Profits %
2017
First Quarter	12	135	$20,500	$2,600	12%
Second Quarter	11	91	$23,300	$2,800	12%
Third Quarter	11	92	$31,000	$3,300	11%
Fourth Quarter	11	139	$23,500	$2,500	11%
Full Year	11	457	$24,100	$2,800	11%
2018
First Quarter	11	175	$17,300	$2,700	16%
Second Quarter	11	91	$25,700	$6,500	25%
Third Quarter	11	129	$27,700	$6,500	24%
Fourth Quarter	11	184	$22,100	$4,800	23%
Full Year	11	579	$22,400	$4,900	22%
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
Results of Operations
The results of operations between periods may not be comparable, primarily due to fluctuations in the oil and natural gas industry throughout 2018 and 2017.
Year Ended December 31, 2018 Compared to Year Ended December 31, 2017
Revenues.    Revenues increased by 12% to $964.7 million in 2018 from $864.0 million in 2017. This increase was primarily due to an increase in crude oil prices resulting in higher demand for our services by our customers, particularly from our well servicing and completion and remedial services segment.
Completion and remedial services revenue increased by 8% to $469.5 million in 2018 as compared to $433.5 million in 2017. The increase in revenue between these periods was primarily due to improved rental tool and fracturing revenues driven by the overall increase in new well completion activity, as well as pricing improvements. Total hydraulic horsepower was approximately 513,000 at December 31, 2018 and 523,000 at December 31, 2017.
Well servicing revenues increased by 19% to $251.0 million in 2018 compared to $210.8 million in 2017. Rig utilization increased to 78% in 2018 from 54% during 2017 (73% based on our current fleet), reflecting pricing improvements in oil-dominated operating areas. Our weighted average number of well servicing rigs decreased to 310 in 2018 down from 421 during 2017, as we classified 111 rigs from our current fleet as "cold-stacked" on December 31, 2017. We experienced an increase of 9% in revenue per rig hour to $353 during 2018 from $324 during 2017, due to pricing improvements driven by increased activity levels particularly in our 24-hour rig work.
Water logistics revenue increased by 11% to $231.3 million in 2018 compared to $208.8 million in 2017.  This increase was mainly due to an increases in pipeline disposal volumes and pricing for our services. Pipeline disposal volumes increased 49% to 9.4 million in 2018 compared to 6.3 million in 2017, due to increased disposal activities and improved pricing. Our weighted average number of fluid service trucks decreased to 891 in 2018 from 948 in 2017.
Contract drilling revenues increased by 18% to $13.0 million in 2018 compared to $11.0 million in 2017. The increase was driven by an increase rig operating days. The number of rig operating days increased to 579 in 2018 compared to 457 in 2017.  The average revenue per rig day decreased to $22,400 in 2018 from $24,100 in 2017, due to continued competitive pricing pressures in 2018.
Direct Operating Expenses.    Direct operating expenses, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, increased by 12% to $746.4 million in 2018 from $666.5 million in 2017. This increase was due to the improved activity levels in all our segments.
Direct operating expenses for the completion and remedial services segment increased by 15% to $365.8 million in 2018 as compared to $318.2 million in 2017, due primarily to increased activity levels and headcount. Segment profits decreased to 22% of revenues in 2018 compared to 27% in 2017, due to pricing pressures and increased input costs.
Direct operating expenses for the well servicing segment increased by 20% to $203.6 million in 2018 as compared to $169.9 million in 2017, due primarily to increased personnel costs and improved demand for our services. Segment profits remained constant at 19% of revenues in 2018  and 2017.
Direct operating expenses for the water logistics segment decreased by 1% to $166.9 million in 2018 as compared to $168.6 million in 2017. Segment profits increased to 28% of revenues in 2018 from 19% of revenues in 2017, due to incremental margins from an increase in higher margin pipeline disposal revenue.
Direct operating expenses for the contract drilling segment increased by 4% to $10.1 million in 2018 as compared to $9.7 million in 2017, driven by an increase in activity driven by an increase in the North American on-shore drilling rig count. Segment profits were 22% of revenues in 2018 compared to 11% in 2017, due to an increase in working days.

General and Administrative Expenses.    General and administrative expenses increased by 14% to $167.5 million in 2018 from $146.5 million in 2017. The increase was due to $9.7 million of higher payroll-related costs due to an increase in workforce in 2018, and an increase of $4.3 million in stock-based compensation expense, which increased to $27.3 million in 2018 compared to $23.0 million in 2017. In addition, we incurred costs related our Texas Sales and Use Tax audit liability totaling $6.0 million, bad debt related to a single customer of $3.1 million, and consulting fees related to our strategic realignment of approximately $4.1 million. General and administrative expense in 2017 also included legal and professional fees related to due diligence on corporate development activities of $4.2 million.
Depreciation and Amortization Expenses.    Depreciation and amortization expenses were $126.4 million in 2018, as compared to $112.2 million in 2017. The increase in depreciation and amortization expense is due to capital additions. During 2018, we invested $67.3 million for cash capital expenditures and $20.2 million for capital leases.
Interest Expense.    Interest expense increased to $45.9 million in 2018 compared to $37.5 million in 2017.  The increase in interest expense in 2018 was primarily due to the waiver fees paid during the year and interest on a higher outstanding balance under our credit facility.
Extinguishment of Debt.    Extinguishment of debt expense related to the pay-down of our Term Loan facility and revolving debt totaled $26.4 million in 2018. Expenses included $17.6 million of make whole premium, $7.4 million of accelerated amortization of discount related to our Term Loan and $1.4 million accelerated amortization of debt costs related to our revolving debt.
Income Tax Benefit (Expense).    Income tax expense was $0.2 million in 2018 compared to an income tax benefit of $1.7 million in  2017. Our effective tax expense rate was approximately 0.15% in 2018 compared to an effective tax benefit rate of 1.7% in 2017.
Liquidity and Capital Resources
As of December 31, 2018, our primary capital resources were cash on hand, cash flows from operations, utilization of capital leases and the ability to borrow under our $150 million Credit Facility (the “New ABL Facility”). As of December 31, 2018, we had no borrowings under the New ABL Facility. Including the $ 69.6 million of availability under the New ABL Facility, we currently have $159.9 million in total liquidity. At December 31, 2018, we had unrestricted cash and cash equivalents of $90.3 million compared to $38.5 million as of December 31, 2017. An additional amount of $47.7 million was classified as restricted cash at December 31, 2017.
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
Net Cash Provided by Operating Activities
Cash flow provided by operating activities was $74.3 million for the year ended December 31, 2018, as compared to cash provided by operations of $25.9 million in 2017.  The increase in 2018 was due primarily to stronger operating results and working capital levels.
Capital Expenditures
Capital expenditures are the main component of our investing activities. Cash capital expenditures for 2018 were $68.7 million, of which $6.5 million was accrued capital expenditures as compared to $63.4 million in 2017.  Cash capital expenditures increased in 2018 from 2017 due to an increase in maintenance capital expenditures arising from increased utilization. Through our capital lease program, we also added assets of approximately $20.2 million and $67.5 million  in 2018 and 2017, respectively.
In 2019, we have planned capital expenditures of approximately $94.1 million including capital leases of $15.6 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.

Capital Resources and Financing
Our current primary capital resources are cash flow from our operations, availability under our $150.0 million New ABL Facility, the ability to enter into capital leases, the ability to incur additional secured indebtedness, and a cash balance of $90.3 million at December 31, 2018. We had no borrowings under our New ABL Facility. We had $69.6 million of available borrowing capacity at December 31, 2018. We financed activities in excess of cash flow from operations primarily through the use of bank debt and capital leases. See “New ABL Facility” and “Amended Restated Term Loan Agreement” below.
On October 2, 2018, the Company issued $300.0 million aggregate principal amount of 10.75% senior secured notes due October 2023 (the “Senior Notes”) in an offering exempt from registration under the Securities Act. The Senior Notes were issued at a price of 99.042% of par to yield 11.0%. The Senior Notes are secured by a first-priority lien on substantially all of the assets of the Company and the subsidiary guarantors other than accounts receivable, inventory and certain related assets. Net proceeds from the offering of approximately $290.0 million were used to repay the Company’s existing indebtedness under the Amended and Restated Term Loan Agreement, to repay the Company’s outstanding borrowings under the Prior ABL Facility, and for general corporate purposes.
Indenture
The Company’s Senior Notes were issued under and are governed by an indenture, dated as of October 2, 2018 (the “Indenture”), by and among the Company, the guarantors named therein (the “Guarantors”), and UMB Bank, N.A. as Trustee and Collateral Agent (the “Trustee”). The Senior Notes are jointly and severally, fully and unconditionally guaranteed (the “Guarantees”) on a senior secured basis by the Guarantors and are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets, other than accounts receivable, inventory and certain related assets.
The Indenture contains covenants that limit the ability of the Company and certain subsidiaries to:
•incur additional indebtedness or issue preferred stock;
•pay dividends or make other distributions to our stockholders;
•repurchase or redeem capital stock or subordinated indebtedness and certain refinancings thereof;
•make certain investments;
•incur liens;
•enter into certain types of transactions with affiliates;
•limit dividends or other payments by restricted subsidiaries to the Company; and
•sell assets or consolidate or merge with or into other companies.
These limitations are subject to a number of important qualifications and exceptions.
Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the entire principal of, premium, if any, and accrued and unpaid interest, if any, on all the Senior Notes to be due and payable immediately.
At any time on or prior to October 15, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to October 15, 2020, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes plus a “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or a part of the Senior Notes at any time on or after October 15, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date.
The Company may redeem all, but not less than all, of the Senior Notes in connection with a company sale transaction, at a redemption price of 105.375% of principal for a company sale that occurs on or after April 15, 2019 and on or before October 15, 2019, or 108.063% of principal amount for a company sale that occurs after October 15, 2019 and before October 15, 2020, in each case plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences a change of control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
The Senior Notes and the Guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsubordinated indebtedness, effectively senior to all of the Company’s and the Guarantors’ existing and future indebtedness to the extent of the value of the collateral securing the Senior Notes but junior to other indebtedness that is secured by liens on assets other than collateral for the Senior Notes to the extent of the value of such assets, and senior to all of the Company’s and the Guarantors’ future subordinated indebtedness.

Pursuant to a collateral rights agreement, the Senior Notes and Guarantees are secured by first priority liens, subject to limited exceptions, on the collateral securing the Senior Notes, consisting of substantially all of the property and assets now owned or hereafter acquired by the Company and the Guarantors, except for certain excluded property described in the Indenture.
New ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Amended and Restated Term Loan Agreement and entered into an ABL Credit Agreement (the “New ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and letter of credit issuer, and the other lenders from time to time party thereto (collectively, the “New ABL Lenders”). Pursuant to the New ABL Credit Agreement, the New ABL Lenders have extended to the Borrower a revolving credit facility in the maximum aggregate principal amount of $150.0 million, subject to borrowing base capacity (the “New ABL Facility”). The New ABL Facility includes a sublimit for letters of credit of up to $50.0 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15.0 million and (b) the aggregate commitments of the New ABL Lenders. The New ABL Facility also provides capacity for base rate protective advances up to $10.0 million at the discretion of the Administrative Agent and provisions relating to over advances. The New ABL Facility contains no restricted cash requirements.
Borrowings under the New ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBO rate. The applicable rate is fixed from the closing date to April 1, 2019. After April 1, 2019, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter.
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
Prior ABL Facility
On September 29, 2017, Basic entered into a credit facility (the “Prior ABL Facility”) pursuant to (i) a Receivables Transfer Agreement (the “Transfer Agreement”) entered into by and among Basic Energy Services, L.P. (“BES LP”), as the initial originator and Basic Energy Receivables, LLC (the “SPE”), as the transferee and (ii) the Credit Agreement.
Under the Transfer Agreement, BES LP was required to sell or contribute, on an ongoing basis, its accounts receivable and related security and interests in the proceeds thereof (the “Transferred Receivables”) to the SPE. The SPE financed a portion of its purchase of the accounts receivable through borrowings, on a revolving basis, of up to $100 million (with the ability to request an increase in the size of the Prior ABL Facility by $50 million) under the Credit Agreement, and such borrowings were secured by the accounts receivable. The SPE financed its purchase of the remaining portion of the accounts receivable by issuing subordinated promissory notes to BES LP and/or by contributing the remaining portion of the accounts receivables in exchange for equity in the SPE in the amount of the purchase price of the receivable not paid in cash. BES LP was responsible for the servicing, administration and collection of the accounts receivable, with all collections going into lockbox accounts. The Company provided a customary guaranty of performance to the administrative agent with respect to certain obligations of BES LP and any successor servicer under the Prior ABL Facility. In connection with entering into the Prior ABL Facility, on September 29, 2017, the Company amended the Amended and Restated Term Loan Agreement to permit, among other things, (i) the acquisition of the Transferred Receivables by the SPE pursuant to the Transfer Agreement, free and clear of the liens under the Amended and Restated Term Loan Agreement and (ii) the transactions contemplated under each of the Transfer Agreement and Credit Agreement. The Company consolidated the SPE, which the Company determined to be a variable interest entity (“VIE”), and all intercompany activity was eliminated upon consolidation. In concluding the SPE was a VIE, the Company determined it is the primary beneficiary of the SPE, as all activities of SPE are for the benefit of the Company. The accounts receivable held at the SPE were used solely to settle the debt obligations of the SPE.
Loans under our Prior ABL Facility bore interest at a fluctuating rate equal to (a) the Alternate Base Rate plus 2.25% with respect to ABR Loans or (b) the Adjusted LIBO rate plus 3.25% with respect to Eurodollar Loans (each as defined in the Credit Agreement). A commitment fee equal to .375% per annum was payable on the unused commitments under the Credit Agreement. The loans made pursuant to the Credit Agreement had a maturity date of September 29, 2021.

In connection with the closing of its Senior Notes offering, the Company repaid the balances outstanding under the Prior ABL Facility in its entirety and terminated the Prior ABL Facility.
Second Amended and Restated Revolving Credit Facility
On December 23, 2016, the Company entered into a Second Amended and Restated ABL Credit Agreement (the “Second A&R Credit Agreement”) with Bank of America, N.A., as administrative agent for the lenders, a collateral management agent, the swing line lender and a letters of credit issuer, Wells Fargo Bank, National Association, as a collateral management agent and syndication agent, and the financial institutions party thereto, as lenders. Basic terminated this facility on September 29, 2017.
Amended and Restated Term Loan Agreement
On the Effective Date, the Company entered into an Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. On October 2, 2018, in connection with the closing of its Senior Note offering, the Company repaid its outstanding debt (including accrued interest) under the Amended and Restated Term Loan Agreement and terminated the Amended and Restated Term Loan Agreement. The Amended and Restated Term Loan Agreement repayment was made prior to the maturity date defined in the Amended and Restated Term Loan Agreement, and the Company incurred repayment penalties of approximately $17.6 million associated with the repayment.
Other Debt
Basic has a variety of other capital leases and notes payable outstanding, which are generally customary in Basic’s business.
Preferred Stock
At December 31, 2018 and December 31, 2017, we had 5,000,000 shares of $.01 par value preferred stock authorized, of which none was designated, issued or outstanding.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
As of December 31, 2018, we had approximately $783.3 million of federal net operating loss carryforwards.  Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of December 31, 2018, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have provided a full valuation allowance on our loss carryforwards as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence.
Critical Accounting Policies and Estimates
Our consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. We have identified below accounting policies that are of particular importance in the presentation of our financial position, results of operations and cash flows and which require the application of significant judgment by management.  A complete summary of these policies is included in Note 4. Summary of Significant Accounting Policies of the notes to our consolidated financial statements.
Critical Accounting Policies
Property and Equipment.    Property and equipment are stated at cost, or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expense as incurred. We also review the capitalization of refurbishment of workover rigs as described in Note 4. Summary of Significant Accounting Policies of the notes to our consolidated financial statements.
Impairments.    We perform a review of our assets for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s carrying amount. When impairment is identified and fair value is less than carrying value, an impairment charge is recorded to income based on an estimate of future cash flows on a discounted basis.
Revenue Recognition.    Our revenues are generated by services, which are consumed as provided by our customers on their sites. As a decentralized organization, contracts for our services are negotiated on a regional level and are on a per job basis, with jobs being completed in a short period of time, usually one day or up to a week. Revenue is recognized as performance obligations have been completed on a daily basis either as Accounts Receivable or Work-in-Process ("WIP"), when all of the proper approvals are obtained. A small percentage of our jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performances obligations in the contract are complete, such as, drilling or plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and we are contractually entitled to bill for our services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than a WIP or Accounts Receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue. Basic does not have any long-term service contracts; nor do we have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.
Income Taxes.   We record net deferred tax assets to the extent we believe these assets will more likely more than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. Based on this evaluation, as of December 31, 2018, a valuation allowance of approximately $174.5 million has been recorded on the net deferred tax assets for all federal and state tax jurisdictions in order to measure only the portion of the deferred tax asset that more likely than not will be realized. The valuation allowance is recognized as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence including reversal of existing taxable temporary differences in federal and state tax jurisdictions.
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
Litigation and Self-Insured Risk Reserves.    We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigation and insured claims could differ significantly from estimated amounts.  We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally maintain no physical property damage coverage on our rig fleet, with the exception of certain rigs, newly manufactured rigs and pumping services equipment. We have deductibles per occurrence for workers’ compensation, auto & general liability claims, and medical and dental coverage of $4 million, $1 million, and $0.4 million, respectively. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and claims history.
Recent Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data, Note 4 — Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the recent accounting pronouncements.
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2018 and 2017. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies as increasing oil and natural gas prices also increase activity in our areas of operations.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2018, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
KPMG LLP, the independent registered public accounting firm that audited the Company’s consolidated financial statements included in this report, has issued an attestation report on the effectiveness of internal control over financial reporting.

/s/ T. M. “Roe” Patterson	/s/ David S. Schorlemer
T. M. “Roe” Patterson	David S. Schorlemer
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Basic Energy Services, Inc.:
Opinion on Internal Control Over Financial Reporting
We have audited Basic Energy Services, Inc.’s and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II (collectively, the consolidated financial statements), and our report dated March 4, 2019 expressed an unqualified opinion on those consolidated financial statements.
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
March 4, 2019

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Basic Energy Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes and financial statement schedule II (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated March 4, 2019 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
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

KPMG LLP
We have served as the Company’s auditor since 1992.
Fort Worth, Texas
March 4, 2019

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	December 31, 2018	December 31, 2017
ASSETS
Current assets:
Cash and cash equivalents	$90,300	$38,520
Restricted cash	—	47,703
Trade accounts receivable, net of allowance of $1,838 and $1,523	144,767	148,444
Accounts receivable - related parties	—	22
Income tax receivable	1,574	1,878
Inventories	36,449	36,403
Prepaid expenses	17,479	22,353
Other current assets	4,640	4,292
Total current assets	295,209	299,615
Property and equipment, net	448,801	502,579
Deferred debt costs, net of amortization	2,747	2497
Other intangible assets, net of amortization	2,984	3,221
Other assets	12,036	12,568
Total assets	$761,777	$820,480
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$98,323	$80,518
Accrued expenses	55,826	51,973
Current portion of long-term debt, net of $479 and $1,657 discount at December 31, 2018 and 2017 respectively	27,039	55,997
Other current liabilities	3,123	2,469
Total current liabilities	184,311	190,957
Long-term debt, net of discounts and deferred debt costs of $10,690 and $10,244 at December 31, 2018 and 2017 respectively	322,701	259,242
Deferred tax liabilities	—	78
Other long-term liabilities	35,337	31,550
Total liabilities	542,349	481,827
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; zero outstanding at December 31, 2018 and 2017	—	—
Common stock, $0.01 par value: 80,000,000 shares authorized 26,990,034 and 26,371,572 shares issued and 26,747,712 and 26,219,129 shares outstanding at December 31, 2018 and 2017, respectively	270	264
Additional paid-in capital	464,264	439,517
Retained deficit	(241,271)	(96,674)
Treasury stock, at cost 242,322 and 152,443 shares at December 31, 2018 and 2017	(3,835)	(4,454)
Total stockholders' equity	219,428	338,653
Total liabilities and stockholder's equity	$761,777	$820,480

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	Years ended December 31,
	2018	2017
Revenues:
Completion and remedial services	$469,456	$433,450
Well servicing	250,991	210,811
Water logistics	231,283	208,784
Contract drilling	12,990	10,996
Total revenues	964,720	864,041

Expenses:
Completion and remedial services	365,775	318,191
Well servicing	203,585	169,905
Water logistics	166,926	168,621
Contract drilling	10,130	9,733
General and administrative, including stock-based compensation of $27,254 and $22,954 in 2018 and 2017, respectively	167,515	146,458
Depreciation and amortization	126,417	112,209
Loss (gain) on disposal of assets	(2,598)	274
Total expenses	1,037,750	925,391
Operating loss	(73,030)	(61,350)
Other income (expense):
Loss on extinguishment of debt	(26,429)	—
Interest expense	(45,853)	(37,472)
Interest income	364	51
Other income	578	419
Loss before income taxes	(144,370)	(98,352)
Income tax benefit (expense)	(227)	1,678
Net loss	$(144,597)	$(96,674)

Loss per share of common stock:
Basic	$(5.46)	$(3.72)
Diluted	$(5.46)	$(3.72)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2016 (Successor)	26,095,431	$261	$417,624	96,587	$(3,477)	$—	$414,408
Issuances of restricted stock	276,141	3	(3)	(29,398)	—	—	—
Amortization of share based compensation	—	—	22,954	—	—	—	22,954
Purchase of treasury stock	—	—	(1,058)	85,254	(977)	—	(2,035)
Net loss	—	—	—	—	—	(96,674)	(96,674)
Balance - December 31, 2017 (Successor)	26,371,572	$264	$439,517	152,443	$(4,454)	$(96,674)	$338,653
Issuances of restricted stock	618,462	6	(3)	(70,147)	—	—	3
Amortization of share based compensation	—	—	27,254	—	—	—	27,254
Purchase of treasury stock	—	—	(2,504)	160,026	619	—	(1,885)
Net loss	—	—	—	—	—	(144,597)	(144,597)
Balance - December 31, 2018 (Successor)	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	2018	2017
Cash flows from operating activities:
Net loss	$(144,597)	$(96,674)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	126,417	112,209
Accretion on asset retirement obligation	212	160
Change in allowance for doubtful accounts	315	1,523
Amortization of deferred financing costs	1,072	194
Amortization of debt discounts (premiums)	4,009	7,264
Debt extinguishment costs	26,429	—
Non-cash compensation	27,254	22,954
Loss (gain) on disposal of assets	(2,598)	274
Deferred income taxes	(78)	78
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	3,384	(41,303)
Inventories	(46)	(712)
Prepaid expenses and other current assets	5,248	(7,065)
Other assets	532	(1,244)
Accounts payable	18,267	25,548
Income tax receivable	305	(607)
Other liabilities	4,361	2,704
Accrued expenses	3,853	644
Net cash provided by operating activities	74,339	25,947
Cash flows from investing activities:
Purchase of property and equipment	(68,709)	(63,361)
Proceeds from sale of assets	17,785	9,814
Net cash used in investing activities	(50,924)	(53,547)
Cash flows from financing activities:
Proceeds from debt	332,500	64,000
Payments of debt	(318,929)	(46,589)
Debt extinguishment costs	(17,607)	—
Change in treasury stock including restricted stock issuances	(1,882)	(2,035)
Deferred loan costs and other financing activities	(13,420)	(2,857)
Net cash (used in) provided by financing activities	(19,338)	12,519
Net (decrease) increase in cash and equivalents	4,077	(15,081)
Cash and cash equivalents - beginning of year	86,223	101,304
Cash and cash equivalents - end of year	$90,300	$86,223

Noncash investing and financing activity:
Capital leases and notes issued for equipment	$20,197	$67,510
Change in accrued property and equipment	$(462)	$7,011
See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2018 and 2017
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
On June 28, 2018, the SEC adopted amendments that expanded the definition of “smaller reporting company” by increasing the applicable public float and revenue thresholds. Under the amended definition, which became effective on September 10, 2018, a company will qualify as a smaller reporting company if it (i) has a public float of less than $250 million at the end of its most recently completed second fiscal quarter or (ii) less than $100 million in annual revenues and either no public float or a public float of less than $700 million. Based on our public float (the aggregate market value of our common equity held by non-affiliates) as of June 29, 2018, we are considered a smaller reporting company under the revised SEC rules and, as such, are eligible to use certain scaled financial and non-financial disclosure requirements. Smaller reporting companies may elect to comply with the scaled reporting requirements separately, thereby permitting us to choose such disclosure requirements on an item-by-item basis. While we opted to continue our larger company disclosures consistent with past practices in certain areas, we have elected to include two years of audited financial statement information consistent with the smaller reporting company requirements.

2. Emergence from Chapter 11 and Fresh Start Accounting in 2016

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
3. Cash, Cash Equivalents and Restricted Cash

Basic considers all highly liquid instruments purchased with a maturity of three months or less to be cash equivalents. Basic maintains its excess cash in various financial institutions, where deposits may exceed federally insured amounts at times.
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$90,300	$38,520
Restricted cash	—	47,703
Total cash, cash equivalents and restricted cash	$90,300	$86,223

The Company’s restricted cash at December 31, 2017 included cash balances which were legally or contractually restricted to use. The Company’s restricted cash was included in current assets as of December 31, 2017 and the restriction was due to cash collateralized insurance reserves.

4. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic, for which we hold a majority voting interest. All intercompany transactions and balances have been eliminated.
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
Litigation and Self-Insured Risk Reserves
Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions. Please see Note 8. Commitments and Contingencies for further discussion.
Revenue Recognition
Basic accounts for revenues under Accounting Standards Codification (ASC) Topic - 606 - Revenue from Contracts with Customers,  the core principle of which is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of revenue and cash flows arising from contracts with customers. We adopted the standard effective January 1, 2018 using the modified retrospective method. Other than additional required disclosures, adoption of the new standard did not have a significant impact on our consolidated financial statements.
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
Inventories
For rental and fishing tools, inventories consisting mainly of grapples, controls and drill bits are stated at lower of cost or net realizable value. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out (“FIFO”) method.
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

It performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. Credit risk is considered by management to be limited due to the large number of customers comprising its customer base. Basic maintains an allowance for potential credit losses on its trade receivables. Basic did not have any one customer that represented 10% or more of consolidated revenue for 2018 and 2017.
Property and Equipment
Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination or remeasured as a result of fresh start accounting. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of the assets are capitalized. Upon sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in operations. All property and equipment are depreciated or amortized (to the extent of estimated salvage values) on the straight-line method and the estimated useful lives of the assets are as follows:

Asset Type:	Useful Life
Buildings and improvements	20-30 years
Well service units and equipment	3-15 years
Fluid services equipment	5-10 years
Brine and fresh water stations	15 years
Fracturing/test tanks	10 years
Pumping equipment	5-10 years
Construction equipment	3-10 years
Contract drilling equipment	3-10 years
Disposal facilities	10-15 years
Vehicles	3-7 years
Rental equipment	2-15 years
Software and computers	3 years

The components of a well servicing rig generally require replacement or refurbishment during the well servicing rig’s life and are depreciated over their estimated useful lives, which ranges from 3 to 15 years. The costs of the original components of a purchased or acquired well servicing rig are not maintained separately from the base rig.
Impairments
We perform a review of our asset groups for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset groups carrying amount. When impairment is identified and fair value is less than carrying value, an impairment charge is recorded to income based on an estimated fair value generally determined based on an estimate of future cash flows on a discounted basis.
Intangible Assets
Basic’s intangible assets subject to amortization were as follows (in thousands):

	December 31, 2018	December 31, 2017
Trade names	$3,410	$3,410
Other intangible assets	48	48
Sub-total	3,458	3,458
Less accumulated amortization	474	237
Intangible assets subject to amortization, net	$2,984	$3,221
Amortization expense for the years ended December 31, 2018 and 2017 was approximately $0.2 million and $0.2 million, respectively.

Amortization expense for the next five succeeding years is expected to be as follows (in thousands):

Amortization
Expense
2019	$237
2020	237
2021	237
2022	227
2023	227
Thereafter	1,819
Total	$2,984

Developed technology are amortized over a 5-year life. Trade names are amortized over 15-year life.
 Debt Issuance Costs
Basic capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to our New ABL Facility are presented net of amortization as a non-current asset. Debt issuance costs related to our Senior Secured Notes and Term Loan is presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $1.0 million in 2018 and $0.3 million  in  2017.
Stock-Based Compensation
Basic has historically compensated our directors, executives and employees using a combination of performance and time-based stock option, restricted share, and restricted share unit awards. Basic accounts for share-based payment awards under Accounting Codification Standard 718 - Compensation - Stock Compensation (ASC 718), which requires that the value of the awards is established at the date of the grant and is expensed over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Share-based awards that vest over a certain service period with no market conditions are valued at the closing market price on the grant date. Share-based awards that are dependent upon certain market performance and service conditions being met are valued using a Monte Carlo simulation model with model inputs which are determined on the date of the grant. Option grants are valued using the Black-Scholes-Merton model using model inputs which are determined on the date of the grant. Once the per-share fair value on the grant date is established, the aggregate expense of the grant is recognized on a straight-line basis over the vesting period of the grant.
Asset Retirement Obligations
Basic is required to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlements of obligations. Basic has asset retirement obligations related to our saltwater disposal facilities.
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
The new standard requires companies to identify contractual performance obligations and determine whether revenue should be recognized at a point in time or over time, based on when control of goods and services transfer to a customer. The substantial majority of our services are performed over time, with revenue being recognized at the time of performance, and this is unchanged. As such, the effect of applying the new guidance to our existing contracts did not result in material modifications to our current revenue recognition, or effect earnings in 2018 (and comparative periods previously reported) and in the early years after adoption. We do not incur significant contract costs, which would be required to be amortized over the life of a contract under the new rules.
We adopted the standard effective January 1, 2018 using the modified retrospective method. Other than additional required disclosures, adoption of the new standard did not have a significant impact on our consolidated financial statements.

In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement.

The new standard is effective for us on January 1, 2019. A modified retrospective transition approach is required, applying the new standard to all leases existing at the date of initial application and used the effective date as our date of initial application. Consequently, financial information will not be updated and the disclosures required under the new standard will not be provided for dates and periods before January 1, 2019.

The new standard provides a number of optional practical expedients in transition. The package of practical expedients, the use of hindsight, and the land easement practical expedient may each be elected on its own or with either or both of the other practical expedients. The package of practical expedients must be elected entirely or not at all. We expect to elect the ‘package of practical expedients’, which permits us not to reassess under the new standard our prior conclusions about lease identification, lease classification and initial direct costs.

We expect that this standard will have a material effect on our balance sheet. While we continue to assess all of the effects of adoption, we currently believe the most significant effects relate to the recognition of new ROU assets and lease liabilities on our balance sheet for our office and equipment and real estate operating leases; and providing significant new disclosures about our leasing activities. On adoption, we currently expect to recognize additional operating liabilities ranging from $16 million to $24 million, with corresponding ROU assets of the same amount based on the present value of the remaining minimum rental payments under current leasing standards for existing operating leases.

In November 2016 the FASB issued ASU 2016-18- "Statement of Cash Flows (Topic 230): Restricted Cash," which clarifies the treatment of cash inflows into and cash payments from restricted cash. Restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period amounts shown on the statements of cash flows. The amendments of this ASU were applied using a retrospective transition method and effective for reporting periods beginning after December 15, 2017. Basic adopted this standard as of January 1, 2018, resulting in a change in beginning cash on the cash flow statement of $47.7 million for 2018 and $2.4 million for 2017.

5. Property and Equipment

The following table summarizes the components of property and equipment (in thousands):

	December 31,	December 31,
Property and Equipment:	2018	2017
Land	$21,431	$21,217
Buildings and improvements	40,524	40,043
Well service units and equipment	122,694	113,657
Fracturing/test tanks	123,550	111,172
Pumping equipment	103,689	116,127
Fluid services equipment	78,524	79,711
Disposal facilities	63,229	51,363
Contract drilling equipment	9,846	10,967
Rental equipment	62,642	34,643
Light vehicles	27,080	19,869
Software	857	817
Other	4,257	4,092
Construction equipment	—	2,338
Brine and fresh water stations	3,296	2,704
Sub-total	661,619	608,720
Less accumulated depreciation and amortization	(212,818)	(106,141)
Property and equipment, net	$448,801	$502,579
Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above (in thousands):

	December 31,	December 31,
Property and Equipment:	2018	2017
Fluid services equipment	$35,034	$40,097
Pumping equipment	48,929	56,225
Light vehicles	18,376	12,160
Contract drilling equipment	314	783
Well service units and equipment	199	262
Construction equipment	—	378
Sub-total	102,852	109,905
Less accumulated amortization	(31,954)	(18,445)
Property and equipment, net	$70,898	$91,460

Amortization of assets held under capital leases of approximately $27.9 million and $20.4 million  for the years ended December 31, 2018 and 2017, respectively, is included in depreciation and amortization expense in the consolidated statements of operations, payments of leases are included in balance sheet and cash flow statement as a reduction of debt.

6. Long-Term Debt
Long-term debt consists of the following (in thousands):

	December 31, 2018	December 31, 2017
10.75% Senior Notes due 2023	$300,000	$—
Term Loan	—	162,525
ABL Credit Facility	—	64,000
Capital leases and other notes	60,909	100,615
Unamortized discount and deferred debt costs	(11,169)	(11,901)
Total long-term debt	349,740	315,239
Less current portion	27,039	55,997
Total non-current portion of long-term debt	$322,701	$259,242

Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of prior Amended and Restated Term Loan Agreement and the short-term and long-term portions of the fair value discount of capital leases (in thousands):

	December 31, 2018	December 31, 2017
Unamortized discount on Term Loan	$—	$9,187
Unamortized discount on Senior Notes	2,731	—
Unamortized discount on Capital Leases - short-term	479	1,657
Unamortized discount on Capital Leases - long-term	—	891
Unamortized deferred debt issuance costs	7,959	166
Total	$11,169	$11,901

Senior Secured Notes
On October 2, 2018, the Company issued $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 (the “Senior Notes”) in an offering exempt from registration under the Securities Act. The Senior Notes were issued at a price of 99.042% of par to yield 11.0%. The Senior Notes are secured by a first-priority lien on substantially all of the assets of the Company and the subsidiary guarantors other than accounts receivable, inventory and certain related assets. Net proceeds from the offering of approximately $290.0 million were used to repay the Company’s existing indebtedness under the Amended and Restated Term Loan Agreement, to repay the Company’s outstanding borrowings under the Prior ABL Facility, and for general corporate purposes.
Indenture
The Company’s Senior Notes were issued under and are governed by an indenture, dated as of October 2, 2018 (the “Indenture”), by and among the Company, the guarantors named therein (the “Guarantors”), and UMB Bank, N.A. as Trustee and Collateral Agent (the “Trustee”). The Senior Notes are jointly and severally, fully and unconditionally guaranteed (the “Guarantees”) on a senior secured basis by the Guarantors and are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets, other than accounts receivable, inventory and certain related assets.
The Indenture contains covenants that limit the ability of the Company and certain subsidiaries to:
•incur additional indebtedness or issue preferred stock;
•pay dividends or make other distributions to our stockholders;
•repurchase or redeem capital stock or subordinated indebtedness and certain refinancings thereof;
•make certain investments;
•incur liens;
•enter into certain types of transactions with affiliates;
•limit dividends or other payments by restricted subsidiaries to the Company; and
•sell assets or consolidate or merge with or into other companies.
These limitations are subject to a number of important qualifications and exceptions.

Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the entire principal of, premium, if any, and accrued and unpaid interest, if any, on all the Senior Notes to be due and payable immediately.
At any time on or prior to October 15, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 110.750% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to October 15, 2020, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes plus a “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or a part of the Senior Notes at any time on or after October 15, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date.
The Company may redeem all, but not less than all, of the Senior Notes in connection with a company sale transaction, at a redemption price of 105.375% of principal for a company sale that occurs on or after April 15, 2019 and on or before October 15, 2019, or 108.063% of principal amount for a company sale that occurs after October 15, 2019 and before October 15, 2020, in each case plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences a change of control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
The Senior Notes and the Guarantees rank equally in right of payment with all of the Company’s and the Guarantors’ existing and future unsubordinated indebtedness, effectively senior to all of the Company’s and the Guarantors’ existing and future indebtedness to the extent of the value of the collateral securing the Senior Notes but junior to other indebtedness that is secured by liens on assets other than collateral for the Senior Notes to the extent of the value of such assets, and senior to all of the Company’s and the Guarantors’ future subordinated indebtedness.
Pursuant to a collateral rights agreement, the Senior Notes and Guarantees are secured by first priority liens, subject to limited exceptions, on the collateral securing the Senior Notes, consisting of substantially all of the property and assets now owned or hereafter acquired by the Company and the Guarantors, except for certain excluded property described in the Indenture.
New ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Amended and Restated Term Loan Agreement and entered into an ABL Credit Agreement (the “New ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and letter of credit issuer, and the other lenders from time to time party thereto (collectively, the “New ABL Lenders”). Pursuant to the New ABL Credit Agreement, the New ABL Lenders have extended to the Borrower a revolving credit facility in the maximum aggregate principal amount of $150.0 million, subject to borrowing base capacity (the “New ABL Facility”). The New ABL Facility includes a sublimit for letters of credit of up to $50.0 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15.0 million and (b) the aggregate commitments of the New ABL Lenders. The New ABL Facility also provides capacity for base rate protective advances up to $10.0 million at the discretion of the Administrative Agent and provisions relating to overadvances. The New ABL Facility contains no restricted cash requirements.
Borrowings under the New ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBO rate. The applicable rate is fixed from the closing date to April 1, 2019. After April 1, 2019, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter.
Principal amounts outstanding under the New ABL Facility will be due and payable in full on the maturity date, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the New ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the New ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of December 31, 2018 Basic had no borrowings and $39.6 million of letters of credit outstanding under the New ABL Facility.

Prior ABL Facility
On September 29, 2017, Basic entered into a credit facility ( the "Prior ABL Facility") pursuant to (i) a Receivables Transfer Agreement (the “Transfer Agreement”) entered into by and among Basic Energy Services, L.P. (“BES LP”), as the initial originator and Basic Energy Receivables, LLC (the “SPE”), as the transferee and (ii) the Credit Agreement.
  Under the Transfer Agreement, BES LP was required to sell or contribute, on an ongoing basis, its accounts receivable and related security and interests in the proceeds thereof (the “Transferred Receivables”) to the SPE. The SPE financed a portion of its purchase of the accounts receivable through borrowings, on a revolving basis, of up to $100 million (with the ability to request an increase in the size of the Prior ABL Facility by $50 million) under the Credit Agreement, and such borrowings were secured by the accounts receivable. The SPE financed its purchase of the remaining portion of the accounts receivable by issuing subordinated promissory notes to BES LP and/or by contributing the remaining portion of the accounts receivables in exchange for equity in the SPE in the amount of the purchase price of the receivable not paid in cash. BES LP was responsible for the servicing, administration and collection of the accounts receivable, with all collections going into lockbox accounts. The Company provided a customary guaranty of performance to the administrative agent with respect to certain obligations of BES LP and any successor servicer under the Prior ABL Facility. In connection with entering into the Prior ABL Facility, on September 29, 2017, the Company amended the Amended and Restated Term Loan Agreement to permit, among other things, (i) the acquisition of the Transferred Receivables by the SPE pursuant to the Transfer Agreement, free and clear of the liens under the Amended and Restated Term Loan Agreement and (ii) the transactions contemplated under each of the Transfer Agreement and Credit Agreement. The Company consolidated the SPE, which the Company determined to be a variable interest entity ("VIE"), and all intercompany activity was eliminated upon consolidation. In concluding the SPE was a VIE, the Company determined it is the primary beneficiary of the SPE, as all activities of SPE are for the benefit of the Company.  The accounts receivable held at the SPE are used solely to settle the debt obligations of the SPE.
Loans under our Prior ABL Facility bore interest at a fluctuating rate equal to (a) the Alternate Base Rate plus 2.25% with respect to ABR Loans or (b) the Adjusted LIBO rate plus 3.25% with respect to Eurodollar Loans (each as defined in the Credit Agreement). A commitment fee equal to .375% per annum was payable on the unused commitments under the Credit Agreement. The loans made pursuant to the Credit Agreement had a maturity date of September 29, 2021.
In connection with the closing of its Senior Notes offering, the Company repaid the balances outstanding under the Prior ABL Facility in its entirety and terminated the Prior ABL Facility.
Second Amended and Restated Revolving Credit Facility
On December 23, 2016, the Company entered into a Second Amended and Restated ABL Credit Agreement (the "Second A&R Credit Agreement") with Bank of America, N.A., as administrative agent for the lenders, a collateral management agent, the swing line lender and a letters of credit issuer, Wells Fargo Bank, National Association, as a collateral management agent and syndication agent, and the financial institutions party thereto, as lenders. Basic terminated this facility on September 29, 2017.
Amended and Restated Term Loan Agreement
On the Effective Date, the Company entered into an Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. On October 2, 2018, in connection with the closing of its Senior Note offering, the Company repaid its outstanding debt (including accrued interest) under the Amended and Restated Term Loan Agreement and terminated the Amended and Restated Term Loan Agreement. The Amended and Restated Term Loan Agreement repayment was made prior to the maturity date defined in the Amended and Restated Term Loan Agreement, and the Company incurred repayment penalties of approximately $17.6 million associated with the repayment.
Other Debt
Basic has a variety of other capital leases outstanding, which are generally customary in Basic’s business.
As of December 31, 2018 the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

Period:	Debt	Capital Leases
2019	$—	$27,519
2020	—	19,322
2021	—	10,697
2022	—	3,233
Thereafter	300,000	138
Total	$300,000	$60,909

Basic’s interest expense consisted of the following (in thousands):

	Years ended December 31,
Interest expense:	2018	2017
Cash payments for interest	$35,088	$25,616
Commitment and other fees paid	2,441	442
Amortization of discounts	3,424	7,266
Amortization of deferred debt costs	1,050	261
Change in accrued interest	3,688	4,440
Capitalized interest	—	(660)
Other	162	107
Total interest expense	$45,853	$37,472

7. Fair Value Measurements

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
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value due to the short maturities of these instruments. The carrying amount of our Credit Facility in Long-term debt also approximates fair value due to its variable-rate characteristics.

		December 31, 2018		December 31, 2017
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
10.75 % Senior Notes due 2023	1	$297,269	$257,806	$—	$—
Term Loan	3	$—	$—	$153,338	$162,052

Basic did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2018 and 2017.
8. Commitments and Contingencies
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
Litigation
From time to time, Basic is a party to litigation, or other legal proceedings that Basic considers to be a part of the ordinary course of business. Basic is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity.
Sales and Use Tax Audit
In 2014, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report has been issued in the second quarter of 2018 for this audit, and Basic appealed the preliminary report through the redetermination process. Based on our analysis, the potential liability associated with this audit ranges from $6.0 million to $24.0 million. An accrual for the estimated liability of $5.5 million, net of payments on the principal, has been recorded in Basic’s financial statements as general and administrative expense and the related interest associated with the taxes of $1.8 million is included in interest expense for the twelve months ended December 31, 2018. This range could potentially change in future periods as the appeals and redetermination process progresses.
Operating Leases
Basic leases certain property and equipment under non-cancelable operating leases. The terms of the operating leases generally range from 12 to 60 months with varying payment dates throughout each month.
As of December 31, 2018, the future minimum lease payments under non-cancelable operating leases are as follows (in thousands):

Year ended
Period:	December 31, 2018

2019	$8,179
2020	6,323
2021	5,438
2022	4,696
2023	1,248
Thereafter	1,215
Total	$27,099
Rent expense approximated $18.4 million and $16.8 million for 2018 and 2017, respectively.

Basic leases rights for the use of various brine and fresh water wells and disposal wells ranging in terms from month-to-month up to 99 years. However, the majority of these leases require payments based on a royalty percentage or a volume usage.
Employment Agreements
Under the Amended and Restated Employment Agreement with T. M. “Roe” Patterson, Chief Executive Officer and President of Basic, initially effective through December 31, 2018, Mr. Patterson was entitled to an annual salary of $700,000, to be adjusted subject to review by the Compensation Committee of the Board. Mr. Patterson's agreement was reconfirmed and extended through 2019. Under this employment agreement, Mr. Patterson is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under the terms of Basic’s equity compensation plans. In addition, upon a qualified termination of employment, Mr. Patterson would be entitled to three times his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, Mr. Patterson would be entitled to a lump sum severance payment equal to three times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.
Basic also has entered into employment agreements with various other executive officers. Under these agreements, if the officer’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to either .75 times to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination occurred. If employment is terminated for certain reasons within the six months preceding or the twelve months following the change of control of the Company, he would be entitled to a lump sum severance payment equal to either 1.0 or 2.0 times the sum of his annual base salary plus the higher of (i) his current incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years.
Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $4.0 million, $1.0 million and $0.4 million, respectively. Basic has a $1.0 million deductible per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history. At December 31, 2018, short-term and long-term self-insured risk reserves were $6.7 million and $16.3 million, respectively. At December 31, 2017, short-term and long-term self-insured risk reserves were $6.5 million and  $15.9 million, respectively.

9. Accrued Expenses
The accrued expenses are as follows (in thousands):

Accrued expenses:	December 31, 2018	December 31, 2017
Compensation related	$20,680	$20,479
Workers' compensation self-insured risk reserve	6,712	6,528
Health self-insured risk reserve	4,345	3,976
Accrual for receipts	2,729	2,391
Ad valorem taxes	1,617	2,081
Sales tax	2,336	1,873
Insurance obligations	4,786	5,695
Professional fee accrual	1,638	1,581
Fuel accrual	915	989
Accrued interest	10,068	6,380
Total	$55,826	$51,973

10. Stockholders' Equity
Common Stock
Basic had 80,000,000 shares of Basic’s common stock, par value $0.01 per share authorized, 26,990,034 shares issued and 26,747,712 shares outstanding at December 31, 2018.
Treasury Stock
Basic acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock unit awards. Basic repurchased a total of 160,026 and 85,254 common shares through net share settlements for the years ended December 31, 2018 and 2017 respectively.
Preferred Stock
At December 31, 2018, Basic had  5,000,000 shares of preferred stock, par value $.01 per share, authorized, of which none was designated, issued or outstanding.
11. Incentive Plan
Incentive Plan
On the Effective Date, the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”) became effective pursuant to the Prepackaged Plan. The MIP provides for the issuance of incentive awards in the form of stock options, restricted stock, restricted stock units and performance awards denominated in our common stock. The MIP provides for the issuance of up to 3,237,671 shares of common stock. Of these authorized shares, approximately 677,015 shares were available for grant as of December 31, 2018. The board of directors of the Company (the “Board”) or the Compensation Committee of the Board (the “Compensation Committee”) administers the MIP. The number of shares of common stock authorized under the MIP and the number of shares subject to an award under the MIP, are subject to adjustment in the event of certain recapitalization, reclassification, stock dividend, extraordinary dividend, stock split, reverse stock split or other distribution with respect to our common stock or any merger, reorganization, consolidation, combination, spin-off or other similar corporate change or any other change affecting the common stock.
During the years ended December 31, 2018 and 2017, compensation expense related to share-based arrangements under the MIP, including restricted stock, restricted stock units and stock option awards, was approximately $27.3 million and $23.0 million respectively. For compensation expense recognized during the year ended December 31, 2018 and 2017, Basic did not recognize a tax benefit.
At December 31, 2018, there was $16.9 million unrecognized compensation related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 2.03 years. Expenses described below are for employee awards granted under the MIP.
Stock Option Awards
On the Effective Date, the Company issued 323,770 restricted stock options having a per share weighted-average fair value and exercise price of $20.97 and $36.55, respectively. The fair value of the options was determined using a Black-Scholes-Merton model with the following assumptions: dividend yield of 0.0% since Basic is currently not paying dividends and there are no plans to pay dividends; risk-free interest rates from 2.21%, based on the rate of U.S. Treasury securities with a term equal to the remaining term of each option; expected and remaining terms of each option of 6 and 10 years, respectively and expected volatility of 60.8%, based on the historical volatility of Basic stock. Once the value of each option was determined, the total fair value of $6.8 million, net of any forfeitures, will be expensed by the Company over the remaining vesting period of each option.
In 2017, the Company granted 327,008 performance-based stock options with a fair value at the date of grant of $5.3 million, determined using a Monte Carlo simulation model. All grants are subject to attainment of performance criteria established by the Compensation Committee. All the units granted vest and become exercisable in three equal tranches. The options may vest in a number of stock options, from zero to 150% of the initial award, each having a weighted-average exercise price of $41.90, based on the attainment of certain revenue growth and operating margin targets for the year ending December 31, 2017. The performance was graded at 100%. Each tranche vests in three equal increments annually beginning February 8, 2018.
Total expense related to stock options was approximately $4.2 million in 2018 and $3.9 million in 2017. Future expense for all options is expected to be approximately $3.4 million in total over the next fourteen months.

Options granted under the MIP expire 10 years from the date they are granted, and generally vest over a period of three years.
The following table reflects the summary of stock options outstanding at December 31, 2018:

			Weighted
		Weighted	Average	Aggregate
	Number of	Average	Remaining	Intrinsic
	Options	Exercise	Contractual	Value
	Granted	Price	Term (Years)	(000's)
Non-statutory stock options:
Outstanding, beginning of period	654,016	$39.23
Options granted	—	—
Options forfeited	(34,530)	39.23
Options exercised	—	—
Options expired	(23,750)	39.23
Outstanding, end of period	595,736	39.23	8.07	—
Exercisable, end of period	333,501	38.52	8.05	—
Vested or expected to vest, end of period	262,235	$40.12	8.10	—
Restricted Stock Unit Awards
A summary of the status of Basic’s non-vested RSU grants at December 31, 2018 and changes during the year ended December 31, 2018 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
	Restricted Stock Units	Value Per Unit
Non-vested at beginning of period	279,498	$36.42
Granted during period	270,625	16.60
Vested during period	(322,736)	32.73
Forfeited during period	(36,085)	25.94
Non-vested at end of period	191,302	$16.58

In February 2018, Basic granted certain members of management 203,625 restricted stock units, which each vest over a three-year period. In July and August 2018, Basic granted certain members of management 15,000 restricted stock units, which vest over a three-year period. In October and November 2018, Basic granted certain members of management 3,600 restricted stock units, which vest over a three-year period.
In August 2017, Basic granted certain members of management an aggregate of 16,190 restricted stock units which vest over a two-year period.
On December 23, 2016, Basic granted certain members of management an aggregate of 809,416 restricted common stock units, one third of which immediately vested on the Effective Date and the remainder vested over a two-year period in equal installments.
Valuation of time vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-vesting restricted stock units vested in fiscal 2018, 2017, and 2016 was $1.4 million, $6.7 million, and $9.7 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Performance Stock Unit Awards
A summary of the status of Basic’s non-vested performance-based grants at December 31, 2018 and changes during the year ended December 31, 2018 is presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
	Performance Stock Units	Value Per Unit
Non-vested at beginning of period	817,512	$36.33
Granted during period	284,625	11.66
Vested during period	(358,622)	35.37
Forfeited during period	(60,530)	28.21
Non-vested at end of period	682,985	$27.27

During fiscal 2018, the Company granted performance-based restricted stock units covering 284,625 shares of common stock having a fair value at the date of grant of $3.3 million, determined using a Monte Carlo simulation model. The performance-based restricted stock units vest subject to attainment of performance criteria established by the Compensation Committee and continuous employment through the vesting date. The 284,625 units may vest in a number of shares from zero to 150% of the award, based on the total shareholder return of Basic’s common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the Compensation Committee for the period from January 1, 2018 to December 31, 2019. The grant will then vest in two equal tranches.
During fiscal 2017, the Company granted performance-based restricted stock units covering 817,512 shares of common stock with a fair value at the date of grant of $29.7 million, determined using a Monte Carlo simulation model. The performance-based restricted stock units, vest subject to attainment of performance criteria established by the Compensation Committee. Those units may vest in a number of shares from zero to 150% of the award, based on the total shareholder return of Basic’s common stock compared to total shareholder return of a group of peer companies (“TSR”) established by the Compensation Committee of the board of directors for the period from January 1, 2017 to December 31, 2017. The units were graded at 100% of award and vest annually in three equal tranches with the first vest on February 8, 2018.
The total fair value of performance-based restricted stock units vested in 2018 was $5.5 million and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Restricted Stock Awards
On May 21, 2018, the Board approved grants of restricted stock awards to non-employee members of the Board. The number of restricted shares granted was 48,400. These grants are subject to vesting over a period of ten months and are subject to accelerated vesting under certain circumstances. In May 2017, Basic granted 26,700 shares of restricted stock to each of its Directors.
Phantom Stock Awards
On February 8, 2018, the Compensation Committee approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. The number of phantom shares issued on February 8, 2018 was 82,350. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 15, 2019, and are subject to accelerated vesting in certain circumstances.
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

12. Deferred Compensation Plan
In April 2005, Basic established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. Basic may make contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $10,000 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Basic elected to suspend matching for this plan during 2016 and reinstated matching at the end of 2018. Changes in the market value of the deferred employee contributions represented a benefit to Basic of $0.5 million in 2018 and an expense of $1.1 million  in 2017.
13. Employee 401 (k) Plan
Basic has a 401(k) profit sharing plan that covers substantially all employees.  After one year of employment, employees may contribute up to their base salary not to exceed the annual federal maximum allowed for such plans. At management’s discretion, Basic may make a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching was suspended during 2017 and reinstated at the end of 2018. Employer matching contributions vest immediately. Employer contributions to the 401(k) plan approximated $42,000 in 2018.
14. Net Earnings (Loss) Per Share
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

	Years ended December 31,
	2018	2017
Numerator (both basic and diluted):
Net loss available to common stockholders	$(144,597)	$(96,674)
Denominator:
Denominator for basic earnings per share	26,467,417	26,005,870
Denominator for diluted earnings per share	26,467,417	26,005,870

Basic loss per common share:	$(5.46)	$(3.72)

Diluted loss per common share:	$(5.46)	$(3.72)
The Company has issued potentially dilutive instruments such as unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive.
The following shows potentially dilutive instruments:

	Years ended December 31,
	2018	2017
Stock options	595,736	654,016
Warrants	2,066,576	2,066,624
Unvested restricted stock	29,806	16,114
Total	2,692,118	2,736,754

15. Supplemental Schedule of Cash Flow Information
The following table reflects non-cash activity:

	Year ended December 31,
	2018	2017
	(In thousands)
Change in assets held for sale	$1,271	$1,848
Asset retirement obligation additions	$(132)	$(90)

During the years ended December 31, 2018 and December 31, 2017, Basic did not pay any income taxes. Basic received no federal and state tax refunds during the year ended December 31, 2018, and received $1.1 million of refunds during the year ended December 31, 2017.
16. Business Segment Information
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

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion and
	Remedial	Well	Water	Contract	Corporate
	Services	Servicing	Logistics	Drilling	and Other	Total
Year ended December 31, 2018
Operating revenues	$469,456	$250,991	$231,283	$12,990	$—	$964,720
Direct operating costs	(365,775)	(203,585)	(166,926)	(10,130)	—	(746,416)
Segment profits	103,681	47,406	64,357	2,860	—	218,304
Depreciation and amortization	60,811	24,501	31,732	1,141	8,232	126,417
Capital expenditures	39,863	22,497	23,491	839	2,216	88,906
Identifiable assets	$235,040	$104,473	$112,736	$4,064	$305,464	$761,777

Year ended December 31, 2017
Operating revenues	$433,450	$210,811	$208,784	$10,996	$—	$864,041
Direct operating costs	(318,191)	(169,905)	(168,621)	(9,733)	—	(666,450)
Segment profits	115,259	40,906	40,163	1,263	—	197,591
Depreciation and amortization	52,648	20,911	29,210	1,654	7,786	112,209
Capital expenditures	77,514	25,077	32,565	159	2,572	137,887
Identifiable assets	$258,711	$109,138	$129,601	$7,205	$315,825	$820,480

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2018	2017
Segment profits	$218,304	$197,591
General and administrative expenses	(167,515)	(146,458)
Depreciation and amortization	(126,417)	(112,209)
Gain (Loss) on disposal of assets	2,598	(274)
Operating loss	$(73,030)	$(61,350)

17. Revenues
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
As of December 31, 2018, accounts receivable related to products and services were $144.8 million. At December 31, 2018, the Company had $1.1 million of contract assets and $855,000 of contract liabilities on our consolidated balance sheet. At December 31, 2017, the Company had $2.4 million of contract assets and no contract liabilities recorded on our consolidated balance sheet.
Basic does not have any long-term service contracts; nor do we have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.

	Completion & Remedial Services	Water Logistics	Well Servicing	Contract Drilling	Total
Twelve Months Ended December 31, 2018
Primary Geographical Markets
Permian Basin	185,763	125,528	118,634	13,322	443,247
Texas Gulf Coast	1,037	35,074	28,305	—	64,416
ArkLaTex & Mid-Continent	185,367	44,492	53,987	—	283,846
Rocky Mountain	100,601	31,908	27,067	—	159,576
Eastern USA	3,609	—	5,560	—	9,169
West Coast	—	—	30,342	—	30,342
Corporate (Intercompany)	(6,921)	(5,719)	(12,904)	(332)	(25,876)
Total	469,456	231,283	250,991	12,990	964,720

Major Products/service lines
Pumping Equipment	294,227	—	—	—	294,227
Well Servicing	—	—	217,812	—	217,812
Transport/Vacuum	—	142,222	—	—	142,222
Coiled Tubing	68,562	—	—	—	68,562
RAFT	88,527	—	—	—	88,527
Plugging	—	—	25,165	—	25,165
Production and Disposal Facilities	—	24,204	—	—	24,204
Hot Oiler	—	20,613	—	—	20,613
Kill Truck	—	13,329	—	—	13,329
Other	18,140	30,915	8,014	12,990	70,059
Total	469,456	231,283	250,991	12,990	964,720

Timing of revenue recognition
Products transferred at a point in time	—	—	5,938	—	5,938
Products and services transferred over time	469,456	231,283	245,053	12,990	958,782
Total	469,456	231,283	250,991	12,990	964,720

	Completion & Remedial	Water Logistics	Well Servicing	Contract Drilling	Total
Twelve Months Ended December 31, 2017
Primary Geographical Markets
Permian Basin	$169,795	$113,010	$92,816	$11,373	$386,994
Texas Gulf Coast	3,139	31,886	27,996	—	63,021
ArkLaTex & Mid-Continent	161,442	37,870	51,402	—	250,714
Rocky Mountain	99,612	32,294	25,167	—	157,073
Eastern USA	6,315	—	7,891	—	14,206
West Coast	—	—	26,072	—	26,072
Corporate	(6,853)	(6,276)	(20,533)	(377)	(34,039)
Total	$433,450	$208,784	$210,811	$10,996	$864,041

Major Products/service lines
Frac Equipment	$268,840	$—	$—	$—	$268,840
Well Servicing	—	—	175,463	—	175,463
Transport/Vacuum	—	130,670	—	—	130,670
Coiled Tubing	81,606	—	—	—	81,606
Rental Tool Revenue	65,807	—	—	—	65,807
Plugging	—	—	25,053	—	25,053
Production and Disposal Facilities	—	20,485	—	—	20,485
Hot Oiler	—	18,882	—	—	18,882
Kill Truck	—	11,929	—	—	11,929
Other	17,197	26,818	10,295	10,996	65,306
Total	$433,450	$208,784	$210,811	$10,996	$864,041

Timing of rev rec
Products transferred at a point in time	$—	$—	$599	$—	$599
Products and services transferred over time	433,450	208,784	210,212	10,996	863,442
Total	$433,450	$208,784	$210,811	$10,996	$864,041

18. Income Taxes

On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the decrease in the corporate income tax rate, we revalued our ending net deferred tax assets at December 31, 2017, but did not recognize any incremental income tax expense in 2017 due to the revaluation of the valuation allowance. The provisional amounts recorded in 2017 related to the remeasurement of deferred taxes, and the reassessment of valuation allowances were finalized during the fourth quarter of 2018 with no significant changes to the amounts previously recognized.
Income tax expense (benefit) consists of the following (in thousands):

	Years ended December 31,
	2018	2017
Current:
Federal	$—	$(1740)
State	305	(16)
Total	305	(1756)
Deferred:
Federal	(74)	74
State	(4)	4
Total	(78)	78
Total income tax expense (benefit)	$227	$(1,678)

Basic paid no federal income taxes during the years 2018 and 2017. Basic received federal and state tax refunds of $1.1 million during the year ended December 31, 2017, as a result of electing to monetize alternative minimum tax credit carryforwards in lieu of accelerated tax depreciation. Basic has accrued a federal income tax refund of $0.9 million as of the year ended December 31, 2018 as a result of a tax year 2017 election to monetize the remaining alternative minimum tax credit carryforward in lieu of accelerated tax depreciation.

Reconciliation between the amount determined by applying the U.S. Federal corporate rate of 21% to income before income taxes (benefit) for the year ended December 31, 2018 and 35% to income before income taxes (benefit) for the year ended December 31, 2017 is as follows (in thousands):

	Years ended December 31,
	2018	2017
Statutory federal income tax	$(30,318)	$(34,423)
Meals and entertainment	707	706
State taxes, net of federal benefit	(2,250)	(1,662)
Valuation allowance	28,167	(54,418)
Remeasurement of Federal Deferred Taxes	—	87,227
Tax basis adjustments	41	(862)
Equity Compensation Shortfall	2,644	—
Changes in estimates and other	1,236	1,754
Total	$227	$(1,678)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	December 31, 2018	December 31, 2017
Deferred tax assets:
Operating loss carryforward	$178,657	$151,468
Goodwill and intangibles	23,088	26,717
Accrued liabilities	11,804	9,418
Deferred debt costs	1,680	2,432
Deferred compensation	4,028	2902
Receivables allowance	418	348
Asset retirement obligation	589	573
Inventory	265	105
Interest Expense Limitation	10,722	—
Valuation Allowances	(174,497)	(146,330)
Total deferred tax assets	$56,754	$47,633
Deferred tax liabilities:
Property and equipment	(55,901)	(46,881)
Prepaid expenses	(853)	(830)
Total deferred tax liabilities	$(56,754)	$(47,711)
Net deferred tax liability	$—	$(78)
Recognized as:
Deferred tax liabilities - non-current	—	(78)
Net deferred tax liabilities	$—	$(78)

IRC Sections 382 and 383 provide an annual limitation with respect to the ability of a corporation to utilize its tax attributes against future U.S. taxable income in the event of a change in ownership. We believe Basic's emergence from Chapter 11 bankruptcy proceedings is considered a change in ownership for purposes of IRC Section 382. The limitation under the IRC is based on the value of the corporation as of the emergence date. The ownership changes, and resulting annual limitation, is not expected to result in the expiration of any net operating losses generated prior to the emergence date.
Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2018, a valuation allowance of approximately $174.5 million has been recorded on the net deferred tax assets for all federal and state tax jurisdictions in order to measure only the portion of the deferred tax asset that more likely than not will be realized. As of December 31, 2017, a valuation allowance of $146.3 million was recorded against the net deferred tax assets not expected to be realized.
Interest is recorded in interest expense and penalties are recorded in income tax expense.  Basic had no interest or penalties related to an uncertain tax positions during 2018.  Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions.
As of December 31, 2018, Basic had approximately $783.3 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2031 and $296.0 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2018.

19. Quarterly Financial Data (Unaudited)
The following table summarizes results for each of the four quarters in the years ended December 31, 2018 and 2017 (in thousands, except earnings per share data):

	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter	Year
Year ended December 31, 2018:
Total revenues	$234,666	$253,369	$246,334	$230,351	$964,720
Segment profits	53,350	57,411	55,935	51,608	218,304
Net loss	$(30,531)	$(40,054)	$(27,336)	$(46,676)	$(144,597)
Loss per share of common stock (a):
Basic	$(1.16)	$(1.51)	$(1.03)	$(1.76)	$(5.46)
Diluted	$(1.16)	$(1.51)	$(1.03)	$(1.76)	$(5.46)
Weighted average common shares outstanding:
Basic	26,336	26,444	26,510	26,570	26,467
Diluted	26,336	26,444	26,510	26,570	26,467
Year ended December 31, 2017:
Total revenues	$182,019	$213,296	$233,460	$235,266	$864,041
Segment profits	29,905	46,858	61,932	58,896	197,591
Net loss	$(38,626)	$(23,941)	$(13,845)	$(20,262)	$(96,674)
Loss per share of common stock (a):
Basic	$(1.49)	$(0.92)	$(0.53)	$(0.78)	$(3.72)
Diluted	$(1.49)	$(0.92)	$(0.53)	$(0.78)	$(3.72)
Weighted average common shares outstanding:
Basic	25,999	26,011	26,001	26,049	26,006
Diluted	25,999	26,011	26,001	26,049	26,006

(a) The sum of individual quarterly net loss per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during such period.

Schedule II — Valuation and Qualifying Accounts

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning of	Costs and	Other	Deductions	End of
Description	Period	Expenses (a)	Accounts (b)	(c)	Period
(in thousands)
Year Ended December 31, 2018
Allowance for Bad Debt	$1,523	$4,111	$—	$(3,796)	$1,838
Year Ended December 31, 2017
Allowance for Bad Debt	$—	$369	$1,858	$(704)	$1523

(a)Charges relate to provisions for doubtful accounts.
(b)Reflects the impact of reorganization and recording accounts receivable at fair value.
(c)Deductions relate to the expensing of accounts receivable deemed uncollectible.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM  9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation as of the end of the fiscal year ended December 31, 2018, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure, at a reasonable assurance level, that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.We may make changes in our internal control procedures from time to time in the future.
Design and Evaluation of Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting and the Report of the Independent Registered Public Accounting Firm are set forth in Part II, Item 8 of this report and are incorporated herein by reference.
ITEM  9B. OTHER INFORMATION
None.
PART III
Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in Part I, Items 1 and 2 above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our proxy statement involving the election of directors and the approval of independent auditors, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2018.

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
2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to Form 8-K (SEC File No. 001-32693), filed on December 12, 2016)

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to Form 8-K (SEC File No. 001-32693) filed December 12, 2016)

3.1*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-1/A (SEC File No. 333-127517), filed on September 28, 2005)

3.2*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.1*
Specimen Stock Certificate representing Common Stock of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693), filed on December 23, 2016)

4.2*
Warrant Agreement between Basic, as issuer, and American Stock Transfer & Trust Company, LLC, as warrant agent, dated as of December 23, 2016. (Incorporated by reference to Exhibit 4.1 to Form 8-A12G (SEC File No. 001-32693) filed on December 23, 2016)

4.3*
Registration Rights Agreement, dated as of December 23, 2016, between Basic and certain stockholders (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.4*
Indenture, dated as of October 2, 2018, by and among Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

4.5*	Form of 10.75% Senior Secured Note due 2023 (included as Exhibit A in Exhibit 4.4)
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

10.3* †	Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)
10.4* †	Form of Time-Based Stock Option Award Agreement (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)
10.5* †	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 001-32693), filed on February 28, 2017)
10.6* †	Form of Performance-Based Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 14, 2018)
10.7* †	Form of Key Employee Retention Bonus agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 29, 2016)
10.8* †	Form of Key Employee Incentive Bonus agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 29, 2016)
10.9* †	Form of Performance-Based Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.10* †	Form of Phantom Share Award Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.11* †
Form of Non-Employee Director Stock Award Agreement and Notice (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 31, 2017)

10.12* †
Transition Services Agreement, dated April 3, 2018, between Basic and Alan Krenek (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on April 3, 2018)

10.13* †
Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008. (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.14* †
Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.15* †
Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.16* †
Amended and Restated Employment Agreement of T.M. "Roe" Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on May 7, 2013)

10.17* †
Amendment to Amended and Restated Employment Agreement, dated as of October 24, 2016, by and between T.M. “Roe” Patterson and Basic (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.18* †
Form of Amendment to Employment Agreement, dated as of October 24, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.19* †
Employment Agreement of William T. Dame, effective as of November 1, 2013 (Incorporated by reference to Exhibit 10.44 of the Company’s Amendment No. 1 to Annual Report on Form 10-K (SEC File No. 001-32693), filed on April 6, 2017)

10.20* †
Employment Agreement of Eric Lannen, effective as of August 1, 2015 (Incorporated by reference to Exhibit 10.45 of the Company’s Amendment No. 1 to Annual Report on Form 10-K (SEC File No. 001-32693), filed on April 6, 2017)

10.21* †
Employment Agreement of David Schorlemer, effective as of August 27, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018)

10.22* †
Amended and Restated Employment Agreement of Brett Taylor, dated December 12, 2018 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 13, 2018)

10.23* †	Offer Letter of David Schorlemer, dated August 12, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018)
10.24* †
Form of Amendment to Employment Agreement by and between the Company and each executive officer other than Mr. Taylor and each dated December 12, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 13, 2018)

10.25*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 17, 2017)
10.26*
Credit and Security Agreement, dated as of September 29, 2017, among Basic Energy Receivables, LLC, as borrower, Basic Energy Services, L.P., as initial servicer, the Company, as performance guarantor, the lenders party thereto and UBS AG, Stamford Branch, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 2, 2017)

10.27*
Amendment No. 1 to the Credit and Security Agreement dated October 27, 2017 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on November 2, 2017)

10.28*
Amendment No. 2 to the Credit and Security Agreement, dated April 11, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on April 17, 2018)

10.29*
Amendment No. 3 to the Credit and Security Agreement, dated May 14, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (SEC File NO. 001-32693) filed on November 5, 2018)

10.30*
Amendment No. 4 to the Credit and Security Agreement, dated September 14, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 19, 2018)

10.31*
Purchase Agreement, dated September 25, 2018, by and among Basic Energy Services, Inc., the guarantors party thereto and the initial purchasers party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 27, 2018)

10.32*
ABL Credit Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and an L/C issuer, and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.33*
Security Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.34*
Security Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.35*
Receivables Transfer Agreement, dated as of September 29, 2017, among Basic Energy Services, L.P., as initial originator and Basic Energy Receivables, LLC, as transferee (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 2, 2017)

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
Date: March 4, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ T. M. "Roe" Patterson	President, Chief Executive Officer and	March 4, 2019
T.M. "Roe" Patterson	Director (Principal Executive Officer)

/s/ David S. Schorlemer	Senior Vice President,	March 4, 2019
David S. Schorlemer	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Timothy H. Day	Chairman of the Board	March 4, 2019
Timothy H. Day

/s/ John Jackson	Director	March 4, 2019
John Jackson

/s/ James D. Kern	Director	March 4, 2019
James D. Kern

/s/ Samuel E. Langford	Director	March 4, 2019
Samuel E. Langford

/s/ Julio Quintana	Director	March 4, 2019
Julio Quintana

/s/ Anthony J. DiNello	Director	March 4, 2019
Anthony J. DiNello