Form 10-Q
period 2019-05-09
BASIC ENERGY SERVICES INC
filed 2019-05-09
CIK 1109189

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
For the quarterly period ended March 31, 2019
OR
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
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
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BAS	New York Stock Exchange

There were 26,957,350 shares of the registrant’s common stock outstanding as of May 9, 2019.

BASIC ENERGY SERVICES, INC.

i

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS

This quarterly report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flows, pending legal or regulatory proceedings and claims, future economic performance, operating income, costs savings and management's plans, strategies, goals and objectives for future operations and goals. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors  discussed in this quarterly report, and in our most recent Annual Report on Form 10-K and other factors, most of which are beyond our control.

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
•availability and cost of equipment;
•general economic and market conditions;
•our ability to replace or add workers at economic rates;
•our borrowing capacity, covenant compliance under instruments governing any of our existing or future indebtedness and cash flows; and
•environmental and other governmental regulations.

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

ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$63,796	$90,300
Trade accounts receivable, net of allowance of $1,573 and $1,838, respectively	140,269	144,767
Income tax receivable	3,425	1,574
Inventories	33,740	36,449
Prepaid expenses	16,164	17,479
Other current assets	6,299	4,640
Total current assets	263,693	295,209
Property and equipment, net	442,092	448,801
Operating lease right-of-use assets	19,321	—
Deferred debt costs, net of amortization	2,604	2,747
Intangible assets, net of amortization	2,925	2,984
Other assets	12,585	12,036
Total assets	$743,220	$761,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$76,833	$98,323
Accrued expenses	71,484	55,826
Current portion of long-term debt, net of $359 and $479 discount at March 31, 2019 and December 31, 2018, respectively	22,465	27,039
Operating lease right-of-use liabilities, current portion	5,347	—
Other current liabilities	719	3,123
Total current liabilities	176,848	184,311
Long-term debt, net of discounts and deferred financing costs of $10,448 and $10,690, at March 31, 2019 and December 31, 2018, respectively	322,358	322,701
Operating lease right-of-use liabilities, long-term portion	13,974	—
Other long-term liabilities	35,156	35,337
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; zero outstanding at March 31, 2019 and December 31, 2018	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 27,267,899 and 26,990,034 shares issued and 26,957,350 and 26,747,712 shares outstanding at March 31, 2019 and December 31, 2018, respectively	273	270
Additional paid-in capital	467,373	464,264
Retained deficit	(268,747)	(241,271)
Treasury stock, at cost, 310,549 and 242,322 shares at March 31, 2019 and December 31, 2018, respectively	(4,015)	(3,835)
Total stockholders' equity	194,884	219,428
Total liabilities and stockholders' equity	$743,220	$761,777

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2019	2018
Revenues:
Completion & Remedial Services	$76,834	$117,597
Well Servicing	60,515	56,951
Water Logistics	55,601	56,509
Other Services	4,252	3,608
Total revenues	197,202	234,665
Expenses:
Completion & Remedial Services	63,433	89,659
Well Servicing	47,196	46,511
Water Logistics	37,299	40,923
Other Services	3,914	4,223
General and administrative, including stock-based compensation of $3,288 and $6,798 in the three months ended March 31, 2019 and 2018, respectively	35,522	40,978
Depreciation and amortization	27,498	30,235
Loss on disposal of assets	1,455	1,779
Total expenses	216,317	254,308
Operating loss	(19,115)	(19,643)
Other income (expense):
Interest expense	(10,756)	(11,283)
Interest income	245	27
Other income	299	309
Loss before income taxes	(29,327)	(30,590)
Income tax benefit	1,851	59
Net loss	$(27,476)	$(30,531)
Loss per share of common stock:
Basic	$(1.02)	$(1.16)
Diluted	$(1.02)	$(1.16)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2018	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	277,865	3	(3)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,275	—	—	—	3,275
Treasury stock, net	—	—	(163)	68,227	(180)	—	(343)
Net loss	—	—	—	—	—	(27,476)	(27,476)
Balance - March 31, 2019 (unaudited)	27,267,899	$273	$467,373	310,549	$(4,015)	$(268,747)	$194,884

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2017	26,371,572	$264	$439,517	152,443	$(4,454)	$(96,674)	$338,653
Issuances of restricted stock	272,510	2	(2)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	6,798	—	—	—	6,798
Treasury stock, net	—	—	(291)	69,337	(1,051)	—	(1,342)
Net loss	—	—	—	—	—	(30,531)	(30,531)
Balance - March 31, 2018 (unaudited)	26,644,082	$266	$446,022	221,780	$(5,505)	$(127,205)	$313,578

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(27,476)	$(30,531)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	27,498	30,235
Accretion on asset retirement obligation	85	41
Change in allowance for doubtful accounts	(265)	(159)
Amortization of deferred financing costs	564	176
Amortization of debt discounts	262	1,474
Non-cash compensation	3,288	6,798
Loss on disposal of assets	1,455	1,779
Deferred income taxes	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	4,763	(7,618)
Inventories	2,709	(812)
Prepaid expenses and other current assets	(1,282)	1,593
Other assets	(549)	44
Accounts payable	(20,496)	(5,987)
Income tax receivable	(1,851)	19
Other liabilities	(2,559)	(1,641)
Accrued expenses	15,658	9,215
Net cash provided by operating activities	1,804	4,548
Cash flows from investing activities:
Purchase of property and equipment	(18,885)	(15,412)
Proceeds from sale of assets	2,664	198
Net cash used in investing activities	(16,221)	(15,214)
Cash flows from financing activities:
Proceeds from debt	—	21,000
Payments of debt	(11,423)	(13,657)
Change in treasury stock including restricted stock issuances	(343)	(1,342)
Deferred loan costs and other financing activities	(321)	—
Net cash provided by (used in) financing activities	(12,087)	6,001
Net decrease in cash and cash equivalents	(26,504)	(4,665)
Cash and cash equivalents - beginning of period	90,300	86,223
Cash and cash equivalents - end of period	$63,796	$81,558
Noncash investing and financing activity:
Finance leases and notes issued for equipment	$6,144	$3,321
Change in accrued property and equipment	(994)	2,518
Change in asset retirement obligations	$124	$58
Income tax paid	—	—
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2019 (unaudited)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to Basic's organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
On June 28, 2018, the SEC adopted amendments that expanded the definition of “smaller reporting company” by increasing the applicable public float and revenue thresholds. Under the amended definition, which became effective on September 10, 2018, a company qualifies as a smaller reporting company if it has (i) a public float of less than $250 million at the end of its most recently completed second fiscal quarter or (ii) less than $100 million in annual revenues and either no public float or a public float of less than $700 million. Based on the Company's public float (the aggregate market value of its common equity held by non-affiliates) as of June 29, 2018, the Company is considered a smaller reporting company under the revised SEC rules and, as such, is eligible to use certain scaled financial and non-financial disclosure requirements. Smaller reporting companies may elect to comply with the scaled reporting requirements separately, thereby permitting the Company to choose such disclosure requirements on an item-by-item basis.
Liquidity and Capital Resources
On October 2, 2018, the Company issued in a private offering $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 at 99.042% of par and entered into a new $150.0 million senior secured revolving credit facility. For further discussion see Note 4, "Long-Term Debt and Interest Expense".
Basic's current primary capital resources are cash flow from operations, the availability under the New ABL Facility, the ability to enter into finance leases, the ability to incur additional secured indebtedness, and a cash balance of $63.8 million at March 31, 2019. The Company had $66.2 million of available borrowing capacity under the New ABL Facility at March 31, 2019.
Nature of Operations
Basic provides a wide range of well site services to oil and natural gas drilling and producing companies, including completion & remedial services, water logistics, well servicing and contract drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Wyoming, North Dakota, Colorado and California.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic's subsidiaries, for which Basic holds a majority voting interest. All intercompany transactions and balances have been eliminated.
Segment Information
In the first quarter of 2019, Basic revised its reportable segments for financial reporting purposes to combine its contract drilling operations with its rig manufacturing operations to form an Other Services segment. The Company's business now consists of the following four segments: Well Servicing, Water Logistics, Completion & Remedial Services, and Other Services. See Note 12, "Business Segment Information" for further information.

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
2. Property and Equipment
The following table summarizes the components of property and equipment (in thousands):

	March 31, 2019	December 31, 2018
Land	$20,827	$21,431
Buildings and improvements	41,212	40,524
Well service units and equipment	128,960	122,694
Fracturing/test tanks	121,206	123,550
Pumping equipment	103,532	103,689
Fluid services equipment	80,061	78,524
Disposal facilities	66,995	63,229
Rental equipment	67,735	62,642
Light vehicles	29,828	27,080
Contract drilling equipment	9,039	9,846
Other	4,262	4,257
Brine and fresh water stations	3,192	3,296
Software	833	857
Property and equipment, gross	677,682	661,619
Less accumulated depreciation and amortization	(235,590)	(212,818)
Property and equipment, net	$442,092	$448,801

Basic is obligated under various finance leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under finance leases and included above (in thousands):

	March 31, 2019	December 31, 2018
Fluid services equipment	$35,437	$35,034
Pumping equipment	24,393	48,929
Light vehicles	21,182	18,376
Contract drilling equipment	—	314
Well service units and equipment	—	199
Property and equipment under finance lease, cost	81,012	102,852
Less accumulated amortization	(22,513)	(31,954)
Property and equipment under finance lease, net	$58,499	$70,898

3. Intangible Assets
Basic had trade names of $3.4 million as of each of March 31, 2019 and December 31, 2018. Trade names have a 15-year life and are tested for impairment when triggering events are identified.
Basic’s intangible assets subject to amortization were as follows (in thousands):

	March 31, 2019	December 31, 2018
Trade names	$3,410	$3,410
Other intangible assets	48	48
Intangible assets	3,458	3,458
Less accumulated amortization	(533)	(474)
Intangible assets subject to amortization, net	$2,925	$2,984
Amortization expense of intangible assets for the three months ended March 31, 2019 and 2018 was as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Intangible amortization expense	$59	$60

4. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	March 31, 2019	December 31, 2018
10.75% Senior Notes due 2023	$300,000	$300,000
Finance leases and other notes	55,630	60,909
Unamortized discounts and deferred financing costs	(10,807)	(11,169)
Total long-term debt	344,823	349,740
Less current portion	22,465	27,039
Total non-current portion of long-term debt	$322,358	$322,701
Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of the Senior Notes and the short-term portions of the fair value discount of finance leases (in thousands):

	March 31, 2019	December 31, 2018
Unamortized discount on Senior Notes	$2,589	$2,731
Unamortized discount on finance leases - short-term	359	479
Unamortized deferred debt issuance costs	7,859	7,959
Total unamortized discounts and deferred financing costs	$10,807	$11,169

Interest Expense
Basic’s interest expense for the three months ended March 31, 2019 and 2018, consisted of the following (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash payments for interest	$1,752	$8,578
Change in accrued interest	8,148	221
Amortization of discounts	262	1,474
Amortization of deferred debt costs	564	177
Commitment and other fees paid	11	809
Other	19	24
Total interest expense	$10,756	$11,283

Senior Secured Notes
On October 2, 2018, the Company issued $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 (the “Senior Notes”) in an offering exempt from registration under the Securities Act. The Senior Notes were issued at a price of 99.042% of par to yield 11.0%. The Senior Notes are secured by a first-priority lien on substantially all of the assets of the Company and the subsidiary guarantors other than accounts receivable, inventory and certain related assets. Net proceeds from the offering of approximately $290.0 million were used to repay the Company’s existing indebtedness under the Amended and Restated Term Loan Agreement, to repay the Company’s outstanding borrowings under its previous credit facility (the "Prior ABL Facility"), and for general corporate purposes.
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
•pay dividends or make other distributions to its stockholders;
•repurchase or redeem capital stock or subordinated indebtedness and certain refinancings thereof;
•make certain investments;
•incur liens;
•enter into certain types of transactions with affiliates;
•limit dividends or other payments by restricted subsidiaries to the Company; and
•sell assets or consolidate or merge with or into other companies.
These limitations are subject to a number of important qualifications and exceptions. Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25.0% in aggregate principal amount of the outstanding Senior Notes may declare the entire principal of, premium, if any, and accrued and unpaid interest, if any, on all the Senior Notes to be due and payable immediately.
At any time on or prior to October 15, 2020, the Company may redeem up to 35.0% of the aggregate principal amount of the Senior Notes at a redemption price equal to 110.8% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to October 15, 2020, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100.0% of the principal amount of the Senior Notes plus a “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or a part of the Senior Notes at any time on or after October 15, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date.
The Company may redeem all, but not less than all, of the Senior Notes in connection with a company sale transaction, at a redemption price of 105.4% of principal for a company sale that occurs on or after April 15, 2019 and on or before October 15, 2019, or 108.1% of principal amount for a company sale that occurs after October 15, 2019 and before October 15, 2020, in each case plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences a change of control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
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
Borrowings under the New ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBO rate. The applicable rate was fixed from the closing date to April 1, 2019. Following April 1, 2019, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter.
Principal amounts outstanding under the New ABL Facility will be due and payable in full on the maturity date, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the New ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the New ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of March 31, 2019, Basic had no borrowings and $39.6 million of letters of credit outstanding under the New ABL Facility.

5. Leases
Basic adopted ASU No. 2016-02, Topic 842 - Leases, effective January 1, 2019. This ASU requires lessees to recognize an operating lease right-of-use ("ROU") asset and liability on the balance sheet for all operating leases with an initial lease term greater than twelve months.
Per ASU 2018-11 Leases – Targeted Improvements, allowed for a practical expedient wherein all periods previously reported under ASC 840 will continue to be reported under ASC 840, and periods beginning January 1, 2019 and after are reported under ASC 842. Basic elected to adopt this practical expedient along with the package of practical expedients which allows Basic to combine lease and non-lease costs, and not to assess whether existing or or expired land easements that were not previously accounted for as leases under Topic 840 are or contain a lease under this Topic.
Under this transition option, Basic will continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented and will make only annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Prior period amounts have not been adjusted and continue to be reflected in accordance with Basic’s historical accounting. The adoption of this standard resulted in the recording of ROU assets and lease liabilities of approximately of $20.8 million as of January 1, 2019, with no related impact on Basic’s Consolidated Statement of Equity or Consolidated Statement of Income (Loss).
As a lessee, Basic leases its corporate office headquarters in Fort Worth, Texas, and conducts its business operations through various regional offices located throughout the United States. These operating locations typically include regional offices, storage and maintenance yards, disposal facilities and employee housing sufficient to support its operations in the area. Basic leases most of these properties under non-cancelable term and month-to-month operating leases, many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses. Basic also leases supplemental equipment, typically under cancelable short-term and very short term (less than 30 days) leases. Due to the nature of the Company's business, any option to renew these short-term leases, and the options to extend certain of its long-term real estate leases, are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.

Basic recognizes rent expense on a straight-line basis, except for certain variable expenses which are recognized when the variability is resolved, typically during the period in which they are paid. Variable lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of facilities or office equipment (for example, copiers), which totaled approximately $0.3 million during the three months ended March 31, 2019. Prepaid rent total $0.2 million during the three months ended March, 31, 2019. Operating lease expense consists of rent expense related to leases which were included in ROU assets under Topic 842. The following table summarizes the components of the Company's lease expense recognized for the three months ending March 31, 2019, excluding variable lease and prepaid rent costs (amounts in thousands):

Three Months ended
March 31, 2019
Operating lease expense:
Short-term operating lease expense	$1,974
Long-term operating lease expense	2,185
Total operating lease expense	$4,159
Finance lease expense:
Amortization of right-of-use assets	$5,440
Interest on lease liabilities	1,382
Total finance lease expense	$6,822
Supplemental information related to leases was as follows:

Weighted Average Remaining Lease Term (in years)
Operating leases	3.0
Finance leases	2.6

Weighted Average Discount Rate
Operating leases	14.4%
Finance leases	8.0%

Supplemental cash flow information related to leases was as follows for the periods presented (in thousands):

Three Months ended
March 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$4,159
Operating cash outflows from finance leases	1,382
Financing cash outflows from finance leases	11,423
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—
Finance leases	6,144
Supplemental balance sheet information related to leases was as follows for the periods presented (in thousands):

	March 31, 2019	December 31, 2018
Right-of-Use Assets under Operating Leases
Operating lease right-of-use assets	$19,321	$20,819

Operating lease right-of-use liabilities, current portion	5,347	5,649
Operating lease right-of-use liabilities, long-term portion	13,974	15,170
Total operating lease liabilities	$19,321	$20,819

Right-of-Use Assets under Finance Leases
Property and equipment, at cost	$81,012	$102,852
Accumulated depreciation	(22,513)	(31,954)
Property and equipment, net	$58,499	$70,898

Current portion of long-term debt	$22,824	$27,519
Long-term debt	32,806	33,390
Total finance lease liabilities	$55,630	$60,909
The Company adopted ASU 2016-02 on January 1, 2019 as noted above, and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in thousands):

	Operating Leases	Finance Leases
2019	$8,179	$27,519
2020	6,323	19,322
2021	5,438	10,697
2022	4,696	3,233
2023	1,248	83
Thereafter	1,215	55
Total lease payments	$27,099	$60,909

Maturities of lease liabilities were as follows at March 31, 2019 (in thousands):

	Operating Leases	Finance Leases
2019	$5,926	$17,575
2020	6,398	20,463
2021	5,517	12,156
2022	4,775	4,786
2023	1,308	595
Thereafter	1,158	55
Total lease payments	$25,082	$55,630
Impact of discounting	(5,761)
Discounted value of operating lease obligations	$19,321

Current operating lease liabilities	$4,151
Noncurrent operating lease liabilities	15,170
	$19,321

6. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of the Company's Senior Notes as of March 31, 2019 and December 31, 2018:

		March 31, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
10.75% Senior Notes due 2023	1	$297,411	$245,568	$297,269	$257,806
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturities of these instruments.
Basic did not have any assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018.

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
Currently, Basic has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management recognizes that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of Basic’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
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
Sales and Use Tax Audit
In 2014, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report was issued in the second quarter of 2018 for this audit, and Basic will appeal the preliminary report through the redetermination process. Based on the Company's analysis, the potential liability associated with this audit ranges from $6.0 million to $24.0 million. This range could potentially change in future periods as the appeal and redetermination process progresses. Net of good faith payments made by the Company, the Company currently has $5.1 million in its financial statements as liabilities and the related interest associated with the taxes of $0.3 million is included in interest expense for the three months ended March 31, 2019.
Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $4.0 million, $1.0 million, and $0.4 million, respectively. Basic has a $1.0 million deductible per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history. At March 31, 2019, short-term and long-term self-insured risk reserves were $7.2 million and $16.3 million, respectively. At December 31, 2018, short-term and long-term self-insured risk reserves were $6.7 million and $16.3 million, respectively.
8. Stockholders’ Equity
Common Stock
Basic did not make any equity grants or issue any new shares in the quarter ended March 31, 2019. In February 2018, Basic granted certain members of management 203,625 performance-based restricted stock units and 203,625 restricted stock units, which each vest over a three-year period.
9. Incentive Plan
During the three-month periods ended March 31, 2019 and 2018, compensation expense related to share-based arrangements under the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”), including restricted stock, restricted stock units and stock option awards, was approximately $3.3 million and $6.8 million respectively. Basic did not recognize a tax benefit for compensation expense recognized during the three-month periods ended March 31, 2019 and 2018.
At March 31, 2019, there was $13.2 million unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 1.9 years.
Stock Option Awards
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the MIP expire ten years from the date they are granted, and vest over a three-year service period. Total expense related to stock options in three-month periods ended March 31, 2019 and 2018, was approximately $755,000 and $1.1 million, respectively. Future expense for all options is expected to be approximately $2.5 million in total through February 2020.

The following table reflects changes during the three-month period and a summary of stock options outstanding at March 31, 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
Non-statutory stock options:	Granted	Price	(Years)	(000's)
Outstanding, beginning of period	595,736	$39.23
Options granted	—	—
Options forfeited	(6,474)	$40.12
Options exercised	—	—
Options expired	(71,228)	$39.23
Outstanding, end of period	518,034	$39.21	7.8	$—
Exercisable, end of period	347,528	$39.21	7.8	$—
Vested or expected to vest, end of period	170,506	$39.23	7.8	$—
 There were  no stock options exercised during the three months ended March 31, 2019 and 2018.
Restricted Stock Unit Awards
Time-based
 A summary of the status of Basic’s non-vested restricted stock units at March 31, 2019 and changes during the three months ended March 31, 2019 are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Restricted Stock Units	Value Per Unit
Non-vested at beginning of period	191,302	$16.58
Granted during period	—	—
Vested during period	(73,976)	16.17
Forfeited during period	(2,912)	17.31
Non-vested at end of period	114,414	$16.83
 Valuation of time vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-vesting restricted stock units vested in three months ended March 31, 2019 and 2018, was $299,000 and $49,000, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Performance-based
 A summary of the status of Basic’s non-vested performance-based grants at March 31, 2019 and changes during the three months ended March 31, 2019 are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Performance Stock Units	Value Per Unit
Non-vested at beginning of period	682,985	$27.27
Granted during period	—	—
Vested during period	(218,541)	36.33
Forfeited during period	(9,764)	26.66
Non-vested at end of period	454,680	$22.93

The total fair value of performance-based restricted stock units vested during the three months ended March 31, 2019 and 2018 was $1.0 million and $4.8 million, respectively, and was measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Restricted Stock Awards
On May 21, 2018, Basic’s Board of Directors (the "Board") approved grants of an aggregate of 48,400 restricted stock shares to non-employee members of the Board. These grants are subject to vesting over a period of ten months and are subject to accelerated vesting under certain circumstances. The total fair value of restricted stock awards vested during the three months ended March 31, 2019 and 2018 was $33,000 and $77,000, respectively, and was measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Phantom Stock Awards
On March 21, 2019, the Compensation Committee of the Board approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. The number of phantom shares issued on March 22, 2019 was 370,350. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 22, 2020, and are subject to accelerated vesting in certain circumstances. Total expense related to phantom stock in three-month periods ended March 31, 2019 and 2018, was approximately $13,000 and $276,000, respectively.

10. Revenues
The Company's revenues are generated by services, which are consumed as provided by its customers on their sites. As a decentralized organization, contracts for the Company's services are negotiated on a regional level and are on a per job basis, with jobs being completed in a short period of time, usually one day or up to a week. Revenue is recognized as performance obligations have been completed on a daily basis either as Accounts Receivable or Work-in-Process ("WIP"), when all of the proper approvals are obtained.
A small percentage of the Company's jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performances obligations in the contract are complete, such as, drilling or plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and Basic is contractually entitled to bill for its services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than a WIP or Accounts Receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue.
As of March 31, 2019, accounts receivable related to products and services were $140.3 million compared to $144.8 million at December 31, 2018. At March 31, 2019, the Company had $1.6 million of contract assets and no contract liabilities on its consolidated balance sheet compared to $1.1 million of contract assets and $855,000 of contract liabilities on its consolidated balance sheet at December 31, 2018.
Basic does not have any long-term service contracts, nor does it have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.
The following table sets forth certain financial information with respect to Basic’s disaggregation of revenues by geographic location and type (in thousands):

	Completion & Remedial Services	Water Logistics	Well Servicing	Other Services	Total
Three Months Ended March 31, 2019
Primary Geographical Markets
Permian Basin	$32,520	$31,687	$31,506	$3,033	$98,746
Texas Gulf Coast	—	9,350	7,398	—	16,748
ArkLaTex & Mid-Continent	28,392	10,680	9,491	6,492	55,055
Rocky Mountain	17,893	6,542	6,089	—	30,524
West Coast	—	—	6,730	—	6,730
Corporate (Intercompany)	(1,971)	(2,658)	(699)	(5,273)	(10,601)
Total	$76,834	$55,601	$60,515	$4,252	$197,202
Major Products or Service Line
Pumping equipment	$25,716	$—	$—	$—	$25,716
Well servicing	—	—	51,383	—	51,383
Transport/vacuum	—	32,554	—	—	32,554
Coiled tubing	12,438	—	—	—	12,438
RAFT	20,643	—	—	—	20,643
Plugging	—	—	6,626	—	6,626
Production and disposal facilities	—	5,600	—	—	5,600
Hot oiler	—	6,745	—	—	6,745
Other	18,037	10,702	2,506	4,252	35,497
Total	$76,834	$55,601	$60,515	$4,252	$197,202
Timing of Revenue Recognition
Products transferred at a point in time	$—	$—	$—	$1301	$1,301
Products and services transferred over time	76,834	55,601	60,515	2,951	195,901
Total	$76,834	$55,601	$60,515	$4,252	$197,202
Three Months Ended March 31, 2018
Primary Geographical Markets
Permian Basin	$38,166	$30,588	$27,013	$3,156	$98,923
Texas Gulf Coast	809	8,874	7,315	—	16,998
ArkLaTex & Mid-Continent	49,727	10,706	8,642	2,150	71,225
Rocky Mountain	29,789	7,776	6,224	—	43,789
Eastern USA	1,690	—	2,185	—	3,875
West Coast	—	—	6,449	—	6,449
Corporate (Intercompany)	(2,584)	(1,435)	(877)	(1,698)	(6,594)
Total	$117,597	$56,509	$56,951	$3,608	$234,665
Major Products or Service Line
Pumping equipment	$72,810	$—	$—	$—	$72,810
Well servicing	—	—	48,536	—	48,536
Transport/vacuum	—	35,245	—	—	35,245
Coiled tubing	19,980	—	—	—	19,980
RAFT	20,782	—	—	—	20,782
Plugging	—	—	6,013	—	6,013
Production and disposal facilities	—	5,651	—	—	5,651
Hot oiler	—	5,385	—	—	5,385
Other	4,025	10,228	2,402	3,608	20,263
Total	$117,597	$56,509	$56,951	$3,608	$234,665
Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$—	$—
Products and services transferred over time	117,597	56,509	56,951	3,608	234,665
Total	$117,597	$56,509	$56,951	$3,608	$234,665

11. Earnings (Loss) Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share (in thousands, except share and per share data):

	Three Months Ended March 31,
	2019	2018

	(Unaudited)

Numerator (both basic and diluted):
Net loss	$(27,476)	$(30,531)
Denominator:
Denominator for basic and diluted loss per share	26,850,499	26,336,044
Basic loss per common share:	$(1.02)	$(1.16)
Diluted loss per common share:	$(1.02)	$(1.16)
The Company has issued potentially dilutive instruments such as unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive.
The following table sets forth potentially dilutive instruments:

	Three Months Ended March 31,
	2019	2018
	(Unaudited)
Stock options	517,674	654,016
Warrants	2,066,576	2,066,624
Unvested restricted stock	6,153	3,536
Total	2,590,403	2,724,176

12. Business Segment Information
In the first quarter of 2019, the Company revised its reportable segments to combine its rig manufacturing business with its Contract Drilling segment, creating an Other Services segment. With this change, the Company's segments consist of: Well Servicing, Water Logistics, Completion & Remedial Services, and Other Services. These reporting segments, which are also the Company's operating segments, align with how the Chief Operating Decision Maker allocates resources and assesses performance against the Company’s key growth strategies. Costs related to other business activities, primarily corporate headquarter functions, are disclosed separately from the four operating segments as "Corporate." The Company evaluates segment performance on earnings before interest expense and income taxes. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Prior period segment information has been retrospectively revised to reflect Basic's current segmentation.
The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Completion
	& Remedial	Well	Water	Other
	Services	Servicing	Logistics	Services	Corporate	Total
Three Months Ended March 31, 2019 (Unaudited)
Operating revenues	$76,834	$60,515	$55,601	$4,252	$—	$197,202
Direct operating costs	(63,433)	(47,196)	(37,299)	(3,914)	—	(151,842)
Segment profits	13,401	13,319	18,302	338	—	45,360
Depreciation and amortization	13,193	5,295	6,968	274	1,768	27,498
Capital expenditures including ARO additions	10,008	6,238	7,510	6	272	24,034
Identifiable assets	$229,004	$102,033	$112,533	$4,252	$295,398	$743,220
Three Months Ended March 31, 2018 (Unaudited)
Operating revenues	$117,597	$56,951	$56,509	$3,608	$—	$234,665
Direct operating costs	(89,659)	(46,511)	(40,923)	(4,223)	—	(181,316)
Segment profits	27,938	10,440	15,586	(615)	—	53,349
Depreciation and amortization	14,260	5,700	7,726	492	2,057	30,235
Capital expenditures including ARO additions	11,517	6,705	2,189	407	433	21,251
Identifiable assets	$255,067	$109,279	$123,599	$7,810	$315,810	$811,565
The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations (in thousands):

	Three Months Ended March 31,
	2019	2018
Segment profits	$45,360	$53,349
General and administrative expenses	(35,522)	(40,978)
Depreciation and amortization	(27,498)	(30,235)
Loss on disposal of assets	(1,455)	(1,779)
Operating loss	$(19,115)	$(19,643)

13. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 - “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements.  Basic has adopted the standard effective January 1, 2019 and has included the disclosures required by ASU 2016-02. For further discussion see Note 5, "Leases".

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including Completion & Remedial Services, well servicing, water logistics and contract drilling.
Our total hydraulic horsepower (“HHP”) decreased to 489,000 at the end of the first quarter of 2019 compared to 523,000 for the first quarter of 2018. Our weighted average HHP capacity decreased from 523,000 at January 1, 2018 to 502,900 at March 31, 2019. Our weighted average number of fluid service trucks decreased to 818 in the first quarter of 2019 from 960 in the first quarter of 2018. Our weighted average number of well servicing rigs remained constant at 310 in the first quarter of 2019 compared to the first quarter of 2018.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Three Months Ended March 31,
	2019		2018
Revenues:
Completion & Remedial Services	$76.8	39%	$117.6	50%
Well servicing	60.5	31%	57.0	24%
Water Logistics	55.6	28%	56.5	24%
Other Services	4.3	2%	3.6	2%
Total revenues	$197.2	100%	$234.7	100%
 During 2018 and the first quarter of 2019, oil prices have stayed relatively stable. We expect our customers' capital programs to remain relatively steady during the remainder of 2019.
We believe that the most important performance measures for our business segments are as follows:
•Completion & Remedial Services — segment profits as a percent of revenues;
•Well Servicing — rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues;
•Water Logistics — trucking hours, segment revenue, pipeline volumes, and segment profits as a percent of revenues; and
•Other Services — rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.
Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for the Company, see “Segment Overview” below.
Selected Acquisitions and Divestitures
During the year ended December 31, 2018 and through the first three months of 2019, we did not enter into or complete any business acquisitions or divestitures.
Segment Overview
Completion & Remedial Services
During the first three months of 2019, our Completion & Remedial Services segment represented approximately 39% of our revenues. Revenues from our Completion & Remedial Services segment are generally derived from a variety of services designed to complete and stimulate oil and natural gas production or place cement slurry within the wellbores. Our Completion & Remedial Services segment includes pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and underbalanced drilling.
Our pumping services concentrate on providing single truck, lower-horsepower cementing and acidizing services, as well as various fracturing services in selected markets. Our total HHP capacity for our pumping services was approximately 489,000 horsepower at March 31, 2019.

In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately.
The following is an analysis of our Completion & Remedial Services segment for each of the quarters in 2018, the full year ended December 31, 2018 and the quarter ended  March 31, 2019 (dollars in thousands):

	Total	FRAC		Segment
	HHP	HHP	Revenues	Profits %
2018:
First Quarter	522,565	413,300	$117,597	24%
Second Quarter	516,465	407,800	$126,948	21%
Third Quarter	516,465	386,050	$115,978	21%
Fourth Quarter	513,000	386,050	$108,933	21%
Full Year	513,000	386,050	$469,456	22%
2019:
First Quarter	489,270	360,800	$76,834	17%
The decrease in Completion & Remedial Services revenue to $76.8 million in the first quarter of 2019 from $108.9 million in the fourth quarter of 2018 resulted primarily from pricing pressures in our coiled tubing and fracing operations. Segment profits as a percentage of revenue decreased to 17% in the first quarter of 2019 from 21% in fourth quarter of 2018 due to increased costs and sustained pricing pressures in our pressure pumping operations.
Well Servicing
During the first three months of 2019, our Well Servicing segment represented 31% of our revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
The following is an analysis of our well servicing segment for each of the quarters in 2018, the full year ended December 31, 2018 and the quarter ended March 31, 2019:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per	Segment
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2018:
First Quarter	310	168,500	76%	$338	$62	18%
Second Quarter	310	181,600	82%	$348	$83	24%
Third Quarter	310	180,300	82%	$357	$76	21%
Fourth Quarter	310	159,600	72%	$368	$71	19%
Full Year	310	690,000	78%	$353	$73	21%
2019:
First Quarter	310	165,000	74%	$367	$81	22%
Rig utilization was 74% in the first quarter of 2019, up from 72% in the fourth quarter of 2018.  The utilization rate in the first quarter of 2019 resulted from a marginal improvement in customer demand and activity on flat pricing, primarily for our 24-hour rig packages. Our segment profit percentage increased to 22% for the first quarter of 2019 compared to 19% in the fourth quarter of 2018, due to improved cost management.

Water Logistics
During the first three months of 2019, our Water Logistics segment represented approximately 28% of our revenues. Revenues in our water logistics segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The water logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our water logistics segment. Water logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base water logistics operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as fracturing water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
The following is an analysis of our water logistics operations for each of the quarters in 2018, the full year ended December 31, 2018 and the quarter ended March 31, 2019 (dollars in thousands):

	Weighted
	Average
	Number of		Trucking	Pipeline
	Fluid Service	Truck	Volumes	Volumes		Segment
	Trucks	Hours	(in bbls)	(in bbls)	Revenue	Profits %
2018:
First Quarter	960	479,600	6,414,800	1,551,000	$56,509	28%
Second Quarter	903	486,800	6,912,900	2,064,000	$59,679	26%
Third Quarter	870	448,200	6,898,200	2,526,000	$59,539	28%
Fourth Quarter	837	438,500	6,659,000	3,221,000	$55,556	29%
Full Year	891	1,853,100	26,884,900	9,362,000	$231,283	28%
2019:
First Quarter	818	424,100	6,620,000	3,050,000	$55,601	33%
Revenue for the water logistics segment remained flat at $55.6 million in the first quarter of 2019 compared to $55.6 million in fourth quarter of 2018 as a result of decreased levels of trucking utilization offset by improved disposal services revenues. Segment profit percentage increased to 33% in the first quarter of 2019 from 29% in the fourth quarter of 2018 primarily due to the an increase in higher margin pipeline revenue.
Other Services
During the first three months of 2019, our Other Services segment represented approximately 2% of our revenues. Revenues from our Other Services segment are derived from our contract drilling operations, which consists of drilling of new wells, and our rig manufacturing operations.
Within our contract drilling operations, we typically charge our drilling rig customers a daily rate, or a rate based on footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day work week per rig.
We also manufacture rigs and other related equipment for internal purposes as well as to sell to outside companies. Our rig manufacturing operation also performs large scale refurbishments and maintenance services to used workover rigs.

The following is an analysis of our contract drilling operations for each of the quarters in 2018, the full year ended December 31, 2018 and quarter ended March 31, 2019 (dollars in thousands):

	Weighted
	Average	Rig			Contract
	Number of	Operating	Revenue Per	Profits Per	Drilling	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %	Profits %
2018:
First Quarter	11	175	$17.3	$2.7	16%	(17)%
Second Quarter	11	91	$25.7	$6.5	25%	7%
Third Quarter	11	129	$27.7	$6.5	24%	(11)%
Fourth Quarter	11	184	$22.1	$4.8	23%	11%
Full Year	11	579	$22.4	$4.9	22%	(1)%
2019:
First Quarter	11	115	$24.2	$5.9	20%	8%
 Contract drilling revenue per drilling day increased to $24,200 in the first quarter of 2019 compared to $22,100 in the fourth quarter of 2018 due to improved pricing. Segment profit percentage decreased to 20% in the first quarter of 2019 compared to segment profit of 23% in the fourth quarter of 2018.
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
Critical Accounting Policies and Estimates
Our unaudited consolidated financial statements are impacted by the accounting policies used and the estimates and assumptions made by management during their preparation. A complete summary of our significant accounting policies is included in Note 4. "Summary of Significant Accounting Policies" of the Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K.
Results of Operations
The following is a comparison of our results of operations for the three months ended March 31, 2019 compared to the three months ended March 31, 2018. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended March 31, 2019 Compared to Three Months Ended March 31, 2018
Revenues. Revenues decreased by 16% to $197.2 million during the first quarter of 2019 from $234.7 million during the same period in 2018. This decrease was primarily due to sustained pricing pressures and competition, particularly in our frac and coiled tubing lines of business, compared to the same period in 2018.
Completion & Remedial Services revenues decreased by 35% to $76.8 million during the first quarter of 2019 compared to $117.6 million in the same period in 2018. The decrease in revenue between these periods was primarily due to competitive pricing pressures, particularly in our frac and coiled tubing lines of business. Total HHP decreased to 489,000 at March 31, 2019 from 523,000 at March 31, 2018. Weighted average HHP decreased to 502,900 for the first quarter of 2019 from 523,000 in the first quarter of 2018.
Well Servicing revenues increased by 6% to $60.5 million during the first quarter of 2019 compared to $57.0 million during the same period in 2018. The increase was driven by an increase in 24-hour work and in pricing of our equipment packages, primarily due to an increases in customer demand. Our weighted average number of well servicing rigs remained constant at 310 during the first quarter of 2019 compared to the first quarter of 2018.

Utilization decreased to 74% in the first quarter of 2019, compared to 76% in the comparable quarter of 2018 due to weather and holiday impact. Revenue per rig hour in the first quarter of 2019 was $367, increasing from $338 in the comparable quarter of 2018 due to rate increases to customers.
Water Logistics revenues decreased by 2% to $55.6 million during the first quarter of 2019 compared to $56.5 million in the same period in 2018. Our revenue decrease was mainly due to weather impact in the first quarter of 2019. Pipeline water volumes increased to 3.0 million barrels or 32% of total disposal volumes compared to 1.6 million barrels or 19% of total disposal volumes in the first quarter of 2018. Our weighted average number of fluid service trucks decreased to 818 during the first quarter of 2019 compared to 960 in the same period in 2018.
Other Services revenues increased by 18% to $4.3 million during the first quarter of 2019 compared to $3.6 million in the same period in 2018. The number of rig operating days decreased to 115 in the first quarter of 2019 from 175 in the first quarter of 2018. The increase in revenue was due to increases in manufacturing revenue.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $151.8 million during the first quarter of 2019 from $181.3 million in the same period in 2018, primarily due to decreases in pumping activity and corresponding decreases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the Completion & Remedial Services segment decreased by 29% to $63.4 million during the first quarter of 2019 compared to $89.7 million for the same period in 2018 due primarily to decreased activity levels, especially in our pumping and coil tubing services. Segment profits decreased to 17% of revenues during the first quarter of 2019 compared to 24% for the same period in 2018, due to competitive pricing pressures.
Direct operating expenses for the Well Servicing segment increased by 1% to $47.2 million during the first quarter of 2019 compared to $46.5 million for the same period in 2018. The increase in direct operating expenses corresponds to increased workover and plugging activity levels. Segment profits increased to 22% of revenues during the first quarter of 2019 from 18% for the same period in 2018 due to improved cost management.
Direct operating expenses for the Water Logistics segment decreased by 9% to $37.3 million during the first quarter of 2019 compared to $40.9 million for the same period in 2018. Segment profits were 33% of revenues during the first quarter of 2019 compared to 28% for the same period in 2018, due to higher margin pipeline revenues.
Direct operating expenses for the Other Services segment decreased 7% to $3.9 million during the first quarter of 2019 compared to $4.2 million for the same period in 2018, due to decreased drilling activity. Segment profits increased to 8% of revenues during the first quarter of 2019 from a segment loss of 17% during the first quarter of 2018 due to an increase in pricing.
General and Administrative Expenses. General and administrative expenses decreased by 13% to $35.5 million during the first quarter of 2019 from $41.0 million for the same period in 2018. Stock-based compensation expense was $3.3 million and $6.8 million during the first quarter of 2019 and 2018, respectively. In addition, we incurred certain costs, including accrued consulting fees related to our strategic realignment of approximately $1.7 million and accrued realignment costs of approximately $0.5 million in the first quarter of 2018. In 2019, we incurred a fee of $900,000 from a tax consulting firm that worked on our amended return.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $27.5 million during the  first quarter of 2019 compared to $30.2 million for the same period in 2018. Our current capital expenditure has not kept up with depreciation hence our depreciable base is depleting.
Interest Expense. Interest expense decreased to $10.8 million during the first quarter of 2019 compared to $11.3 million during the first quarter of 2018. Interest expense decreases were related to interest on the balance outstanding under our Prior ABL Facility which was extinguished in the fourth quarter of 2018.
Income Tax Benefit. Income tax benefit during the first quarter of 2019 was $1.9 million compared to $59,000 for the same period in 2018. On March 1, 2019, we filed an amended 2007 federal tax return under section 172(f) of the Internal Revenue Code of 1986, as amended which allowed us to carry-back and recover workers’ compensation expenses in years we had Net Operating Losses "NOL" for 10 years. We carried back approximately $5.3 million of expense to 2007, which allowed us to claim a refund of $1.9 million of 2007 taxes. The net effect of this transaction was a tax benefit and a reduction of our NOL of $1.8 million in the quarter ended March 31, 2019. Our effective tax rate during the first quarter of 2019 and 2018 was approximately 6% and 0%, respectively.
Liquidity and Capital Resources
Our current primary capital resources are cash flow from our operations, the availability under our New ABL Facility, the ability to enter into finance leases, the ability to incur additional secured indebtedness, and a cash balance of $63.8 million at March 31, 2019. We had $66.2 million of available borrowing capacity under the New ABL Facility at March 31, 2019.
On October 2, 2018, the Company issued in a private offering $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 at 99.042% of par and entered into a new $150.0 million senior secured revolving credit facility. For further discussion see Note 4, "Long-Term Debt and Interest Expense".
We have utilized, and expect to utilize in the future, bank and finance lease financing and sales of equity to obtain capital resources. When appropriate, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Net Cash Provided by Operating Activities
Cash provided by operating activities was $1.8 million for the three months ended March 31, 2019, a decrease compared to cash provided by operating activities of $4.5 million during the same period in 2018.  Operating cash flow provided in the first three months of 2019 decreased compared to the same period in 2018 due to lower working capital levels as we paid down $20.5 million of accounts payable during the quarter.
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
Capital Expenditures
Cash capital expenditures during the first three months of 2019 were $18.9 million  compared to $15.4 million in the same period of 2018. We added $6.1 million of leased assets through our finance lease program and other financing arrangements during the first three months of 2019 compared to $3.3 million of leased asset additions in the same period in 2018.
We currently have planned capital expenditures for the full year of 2019 of approximately $69.1 million, including finance leases of $8.1 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Contractual Obligations
Outside of the normal course of our business, as of March 31, 2019, there have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
As of March 31, 2019, we had approximately $809.5 million of NOLs, for federal income tax purposes, which begin to expire in 2032 and $303.6 million of NOLs for state income tax purposes which begin to expire in 2019. NOLs generated after 2017 are carried forward indefinitely and are limited to 80% of taxable income. NOLs generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2019, a valuation allowance of $177.9 million was recorded against our net deferred tax assets for all jurisdictions that are not expected to be realized.
Recent Accounting Pronouncements
Our consideration of recent accounting pronouncements is included in Note 13. "Recent Accounting Pronouncements" to the consolidated financial statements included in this quarterly report.

Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2019 or the year ended December 31, 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies as increasing oil and natural gas prices also increase activity in our areas of operations.
ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide this information.
ITEM 4.  CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2019, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.
PART II — OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in any legal proceedings that we consider probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on our financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in Note 7. "Commitments and Contingencies", of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A.  RISK FACTORS
For information regarding risks that may affect our business, see risk factors included in our most recent Annual Report on Form 10-K under the heading "Risk Factors".
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

4.4*
Indenture, dated as of October 2, 2018, by and among Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018).

4.5*	Form of 10.75% Senior Secured Note due 2023 (included as Exhibit A in Exhibit 4.4).
31.1#	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL#	XBRL Calculation Linkbase Document
101.DEF#	XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.LAB#	XBRL Labels Linkbase Document
101.PRE#	XBRL Presentation Linkbase Document
101.SCH#	XBRL Schema Document

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

Date: May 9, 2019