Form 10-Q
period 2019-06-30
BASIC ENERGY SERVICES, INC.
filed 2019-08-02
CIK 1109189

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
For the quarterly period ended June 30, 2019
OR
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒No☐
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BAS	New York Stock Exchange

There were 25,816,692 shares of the registrant’s common stock outstanding as of July 31, 2019.

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
•competition within our industry;
•the effects of future acquisitions or dispositions on our business;
•uncertainties about our ability to successfully execute our business and financial plans and strategies;
•our access to current or future financing arrangements;
•changes in customer requirements in markets or industries we serve;
•availability and cost of equipment;
•general economic and market conditions;
•operating hazards and other risks incidental to our services;
•energy efficiency and technology trends;
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

ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$53,714	$90,300
Trade receivable, net of allowances of $2,160 and $1,838, respectively	135,217	144,767
Income tax receivable	683	1,574
Inventories	31,895	36,449
Prepaid expenses	12,806	17,479
Other current assets	2,658	4,640
Total current assets	236,973	295,209
Property and equipment, net	429,689	448,801
Operating lease right-of-use assets	17,813	—
Deferred debt costs, net of amortization	2,493	2,747
Intangible assets, net of amortization	2,865	2,984
Other assets	11,990	12,036
Total assets	$701,823	$761,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$78,123	$98,323
Accrued expenses	60,137	55,826
Current portion of long-term debt, net of $239 and $479 discount at June 30, 2019 and December 31, 2018, respectively	24,145	27,039
Operating lease right-of-use liabilities, current portion	5,119	—
Other current liabilities	480	3,123
Total current liabilities	168,004	184,311
Long-term debt, net of discounts and deferred financing costs of $9,973 and $10,690, at June 30, 2019 and December 31, 2018, respectively	316,806	322,701
Operating lease right-of-use liabilities, long-term portion	12,694	—
Other long-term liabilities	35,223	35,337
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; zero outstanding at June 30, 2019 and December 31, 2018	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 27,912,059 and 26,990,034 shares issued and 27,005,316 and 26,747,712 shares outstanding at June 30, 2019 and December 31, 2018, respectively	279	270
Additional paid-in capital	470,696	464,264
Retained deficit	(296,524)	(241,271)
Treasury stock, at cost, 906,743 and 242,322 shares at June 30, 2019 and December 31, 2018, respectively	(5,355)	(3,835)
Total stockholders' equity	169,096	219,428
Total liabilities and stockholders' equity	$701,823	$761,777
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenues:
Completion & Remedial Services	$78,061	$126,948	$154,895	$244,545
Well Servicing	58,168	63,268	118,683	120,219
Water Logistics	51,031	59,679	106,632	116,188
Other Services	2,587	3,474	6,839	7,082
Total revenues	189,847	253,369	387,049	488,034
Expenses:
Completion & Remedial Services	59,660	100,528	123,092	190,187
Well Servicing	45,047	48,200	92,243	94,712
Water Logistics	35,529	44,008	72,828	84,931
Other Services	2,929	3,223	6,843	7,445
General and administrative, including stock-based compensation of $3,329 and $9,626 in the three months ended June 30, 2019 and 2018 and $6,604 and $16,424 for the six months ended June 30, 2019 and 2018, respectively	34,803	51,460	70,325	92,468
Depreciation and amortization	28,991	31,161	56,489	61,396
Loss on disposal of assets	342	1,921	1,797	3,700
Total expenses	207,301	280,501	423,617	534,839
Operating loss	(17,454)	(27,132)	(36,568)	(46,805)
Other income (expense):
Interest expense	(10,518)	(12,806)	(21,274)	(24,089)
Interest income	115	60	360	87
Other income	52	102	350	441
Loss before income taxes	(27,805)	(39,776)	(57,132)	(70,366)
Income tax benefit (expense)	28	(278)	1,879	(219)
Net loss	$(27,777)	$(40,054)	$(55,253)	$(70,585)
Loss per share of common stock:
Basic	$(1.02)	$(1.51)	$(2.04)	$(2.67)
Diluted	$(1.02)	$(1.51)	$(2.04)	$(2.67)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2018	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	277,865	3	(3)	0	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,275	—	—	—	3,275
Treasury stock, net	—	—	(163)	68,227	(180)	—	(343)
Net loss	—	—	—	—	—	(27,476)	(27,476)
Balance - March 31, 2019 (unaudited)	27,267,899	$273	$467,373	310,549	$(4,015)	$(268,747)	$194,884
Issuances of restricted stock	644,160	6	(6)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,329	—	—	—	3,329
Treasury stock, net	—	—	—	596,194	(1,340)	—	(1,340)
Net loss	—	—	—	—	—	(27,777)	(27,777)
Balance - June 30, 2019 (unaudited)	27,912,059	$279	$470,696	906,743	$(5,355)	$(296,524)	$169,096

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2017	26,371,572	$264	$439,517	152,443	$(4,454)	$(96,674)	$338,653
Issuances of restricted stock	272,510	2	(2)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	6,798	—	—	—	6,798
Treasury stock, net	—	—	(291)	69,337	(1,051)	—	(1,342)
Net loss	—	—	—	—	—	(30,531)	(30,531)
Balance - March 31, 2018 (unaudited)	26,644,082	$266	$446,022	221,780	$(5,505)	$(127,205)	$313,578
Issuances of restricted stock	48	—	2	—	—	—	2
Amortization of equity-classified share-based compensation	—	—	9,626	—	—	—	9,626
Treasury stock, net	—	—	(1,743)	(48,400)	1,742	—	(1)
Net loss	—	—	—	—	—	(40,054)	(40,054)
Balance - June 30, 2018 (unaudited)	26,644,130	$266	$453,907	173,380	$(3,763)	$(167,259)	$283,151

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(55,253)	$(70,585)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	56,489	61,396
Accretion on asset retirement obligation	172	83
Change in allowance for doubtful accounts	322	(4)
Amortization of deferred financing costs	1,155	372
Amortization of debt discounts	525	2,742
Non-cash compensation	6,851	16,424
Loss on disposal of assets	1,797	3,700
Deferred income taxes	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	9,228	(14,801)
Inventories	4,554	(2,254)
Prepaid expenses and other current assets	4,778	6,458
Other assets	46	(403)
Accounts payable	(21,548)	6,808
Income tax receivable	891	292
Other liabilities	(3,068)	6,905
Accrued expenses	4,311	8,069
Net cash provided by operating activities	11,250	25,124
Cash flows from investing activities:
Purchase of property and equipment	(33,359)	(31,697)
Proceeds from sale of assets	5,009	999
Net cash used in investing activities	(28,350)	(30,698)
Cash flows from financing activities:
Proceeds from debt	—	26,000
Payments of debt	(17,334)	(27,140)
Change in treasury stock including restricted stock issuances	(1,683)	(1,341)
Deferred loan costs and other financing activities	(469)	(360)
Net cash used in financing activities	(19,486)	(2,841)
Net decrease in cash and cash equivalents	(36,586)	(8,415)
Cash and cash equivalents - beginning of period	90,300	86,223
Cash and cash equivalents - end of period	$53,714	$77,808
Noncash investing and financing activity:
Finance leases and notes issued for equipment	$7,588	$11,047
Change in accrued property and equipment	1,348	2,942
Change in asset retirement obligations	108	148
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2019 (unaudited)
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
Liquidity and Capital Resources
On October 2, 2018, the Company issued in a private offering $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 at 99.042% of par and entered into a new $150.0 million senior secured revolving credit facility. For further discussion, see Note 4, "Long-Term Debt and Interest Expense".
Basic's current primary capital resources are cash flow from operations, the availability under the New ABL Facility (defined in Note 4, "Long-Term Debt and Interest Expense"), the ability to enter into finance leases, the ability to incur additional secured indebtedness, and a cash balance of $53.7 million at June 30, 2019. The Company had $60.3 million of available borrowing capacity under the New ABL Facility at June 30, 2019.
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
2. Property and Equipment
The following table summarizes the components of property and equipment (in thousands):

	June 30, 2019	December 31, 2018
Land	$20,902	$21,431
Buildings and improvements	41,588	40,524
Well service units and equipment	130,415	122,694
Fracturing/test tanks	119,880	123,550
Pumping equipment	103,255	103,689
Fluid services equipment	80,086	78,524
Disposal facilities	72,367	63,229
Rental equipment	73,630	62,642
Light vehicles	30,668	27,080
Contract drilling equipment	9,152	9,846
Other	4,240	4,257
Brine and fresh water stations	3,588	3,296
Software	833	857
Property and equipment, gross	690,604	661,619
Less accumulated depreciation and amortization	260,915	212,818
Property and equipment, net	$429,689	$448,801

Basic is obligated under various finance leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under finance leases and included above (in thousands):

	June 30, 2019	December 31, 2018
Fluid services equipment	$35,553	$35,034
Pumping equipment	24,164	48,929
Light vehicles	22,066	18,376
Contract drilling equipment	—	314
Well service units and equipment	173	199
Property and equipment under finance lease, cost	81,956	102,852
Less accumulated amortization	26,221	31,954
Property and equipment under finance lease, net	$55,735	$70,898

3. Intangible Assets
Basic had trade names of $3.4 million as of June 30, 2019 and December 31, 2018. Trade names have a 15-year life and are tested for impairment when triggering events are identified.
Basic’s intangible assets subject to amortization were as follows (in thousands):

	June 30, 2019	December 31, 2018
Trade names	$3,410	$3,410
Other intangible assets	48	48
Intangible assets	3,458	3,458
Less accumulated amortization	593	474
Intangible assets subject to amortization, net	$2,865	$2,984
Amortization expense of intangible assets for the three and six months ended June 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Intangible asset amortization expense	$60	$60	$119	$118

4. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	June 30, 2019	December 31, 2018
10.75% Senior Notes due 2023	$300,000	$300,000
Finance leases and other notes	51,163	60,909
Unamortized discounts and deferred financing costs	(10,212)	(11,169)
Total long-term debt	340,951	349,740
Less current portion	24,145	27,039
Total non-current portion of long-term debt	$316,806	$322,701
Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of the Senior Notes and the short-term portions of the fair value discount of finance leases (in thousands):

	June 30, 2019	December 31, 2018
Unamortized discount on Senior Notes	$2,446	$2,731
Unamortized discount on finance leases - short-term	239	479
Unamortized deferred debt issuance costs	7,527	7,959
Total unamortized discounts and deferred financing costs	$10,212	$11,169

Interest Expense
Basic’s interest expense for the three and six months ended June 30, 2019 and 2018, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Cash payments for interest	$18,978	$7,564	$20,730	$16,142
Change in accrued interest	(9,334)	2,769	(1,186)	2,990
Amortization of discounts	263	1,268	525	2,742
Amortization of deferred debt costs	591	195	1,155	372
Commitment and other fees paid	13	994	24	1,803
Other	7	16	26	40
Total interest expense	$10,518	$12,806	$21,274	$24,089

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
The Company may redeem all, but not less than all, of the Senior Notes in connection with a company sale transaction, at a redemption price of 105.4% of principal for a company sale that occurs on or after April 15, 2019, and on or before October 15, 2019, or 108.1% of principal amount for a company sale that occurs after October 15, 2019, and before October 15, 2020, in each case plus accrued and unpaid interest, if any, to the redemption date. If the Company experiences a change of control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101.0% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
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
Borrowings under the New ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBO rate. The applicable rate was fixed from the closing date to April 1, 2019. Following April 1, 2019, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter. The applicable rate has remained unchanged since inception of the New ABL Facility.
Principal amounts outstanding under the New ABL Facility will be due and payable in full on the maturity date, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the New ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the New ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of June 30, 2019, Basic had no borrowings and $37.7 million of letters of credit outstanding under the New ABL Facility.

5. Leases
Basic adopted ASU No. 2016-02, Topic 842 - Leases, effective January 1, 2019. This ASU requires lessees to recognize an operating lease right-of-use ("ROU") asset and liability on the balance sheet for all operating leases with an initial lease term greater than twelve months.
Per ASU 2018-11 Leases – Targeted Improvements, allowed for a practical expedient wherein all periods previously reported under ASC 840 will continue to be reported under ASC 840, and periods beginning January 1, 2019, and after are reported under ASC 842. Basic elected to adopt this practical expedient along with the package of practical expedients, which allows Basic to combine lease and non-lease costs, and not to assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are or contain a lease under this Topic.
Under this transition option, Basic will continue to apply the legacy guidance in ASC 840, including its disclosure requirements, in the comparative periods presented and will make only annual disclosures for the comparative periods because ASC 840 does not require interim disclosures. Prior period amounts have not been adjusted and continue to be reflected in accordance with Basic’s historical accounting. The adoption of this standard resulted in the recording of ROU assets and lease liabilities of approximately of $20.8 million as of January 1, 2019, with no related impact on Basic’s Consolidated Statement of Shareholders' Equity or Consolidated Statement of Operations.
As a lessee, Basic leases its corporate office headquarters in Fort Worth, Texas, and conducts its business operations through various regional offices located throughout the United States. These operating locations typically include regional offices, storage and maintenance yards, disposal facilities and employee housing sufficient to support its operations in the area. Basic leases most of these properties under either non-cancelable term leases many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses, or month-to-month operating leases. Options to renew these leases are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease. Basic also leases supplemental equipment, typically under cancelable short-term or contracts which are less than 30 days. Due to the nature of the Company's business, any option to renew these short-term leases is generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
Operating lease expense consists of rent expense related to leases that were included in ROU assets under Topic 842. Basic recognizes operating lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable operating lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of facilities or office equipment (for example, copiers), which totaled approximately $0.3 million and $0.6 million during the three and six months ended June 30, 2019, respectively. Prepaid rent totaled $0.2 million at June 30, 2019. The following table summarizes the components of the Company's lease expense recognized for the three and six months ending June 30, 2019, excluding variable lease and prepaid rent costs (in thousands):

	Three Months Ended June 30, 2019	Six Months Ended June 30, 2019
Operating lease expense:
Short-term operating lease expense	$1,538	$3,512
Long-term operating lease expense	2,170	4,355
Total operating lease expense	$3,708	$7,867
Finance lease expense:
Amortization of right-of-use assets	$3,897	$9,336
Interest on lease liabilities	1,335	2,718
Total finance lease expense	$5,232	$12,054
Supplemental information related to leases was as follows:

June 30, 2019
Operating leases
Weighted average remaining lease term	3.1 years
Weighted average discount rate	14.6%
Finance leases
Weighted average remaining lease term	2.4 years
Weighted average discount rate	8.1%
Supplemental cash flow information related to leases was as follows for the six months ended June 30, 2019 (in thousands):

Six Months Ended June 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$7,867
Operating cash outflows from finance leases	2,718
Financing cash outflows from finance leases	17,334
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	255
Finance leases	$7,588

Supplemental balance sheet information related to leases was as follows as of June 30, 2019 and December 31, 2018 (in thousands):

	June 30, 2019	December 31, 2018
Right-of-Use Assets under Operating Leases
Operating lease right-of-use assets	$17,813	$20,819

Operating lease right-of-use liabilities, current portion	5,119	5,649
Operating lease right-of-use liabilities, long-term portion	12,694	15,170
Total operating lease liabilities	$17,813	$20,819

Right-of-Use Assets under Finance Leases
Property and equipment, at cost	$81,956	$102,852
Less accumulated depreciation	26,221	31,954
Property and equipment, net	$55,735	$70,898

Current portion of long-term debt	$24,384	$27,519
Long-term debt	26,779	33,390
Total finance lease liabilities	$51,163	$60,909
The Company adopted ASU 2016-02 on January 1, 2019 and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 were as follows (in thousands):

	December 31, 2018
	Operating Leases	Finance Leases
2019	$8,179	$27,519
2020	6,323	19,322
2021	5,438	10,697
2022	4,696	3,233
2023	1,248	83
Thereafter	1,215	55
Total lease payments	$27,099	$60,909

	June 30, 2019
	Operating Leases	Finance Leases
2019	$3,864	$11,946
2020	6,484	20,771
2021	5,494	12,493
2022	4,707	5,160
2023	1,241	738
Thereafter	1,149	55
Total lease payments	$22,939	$51,163
Impact of discounting	(5,126)
Discounted value of operating lease obligations	$17,813

6. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of the Company's Senior Notes as of June 30, 2019, and December 31, 2018:

		June 30, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
10.75% Senior Notes due 2023	1	$297,554	$200,542	$297,269	$257,806
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturities of these instruments.
Basic did not have any assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2019, and December 31, 2018.
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
Sales and Use Tax Audit
In 2014, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report was issued in the second quarter of 2018 for this audit, and Basic will appeal the preliminary report through the redetermination process. Based on the Company's analysis, the potential liability associated with this audit ranges from $6.0 million to $24.0 million. This range could potentially change in future periods as the appeal and redetermination process progresses. Net of good faith payments made by the Company, the Company currently has $4.8 million in its financial statements as liabilities and the related interest expense associated with the taxes for the six months ended June 30, 2019, of $0.1 million is included in approximately $1.8 million of accrued interest on the liability.
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

The following table reflects the short-term and long-term self-insured risk reserves included in Other Current Liabilities and Other Long-term Liabilities, respectively, on our balance sheets as of June 30, 2019, and December 31, 2018 (in thousands):

Self-insured Risk Reserves	June 30, 2019	December 31, 2018
Short-term	$6,719	$6,712
Long-term	16,400	16,280
Total	$23,119	$22,992

8. Stockholders’ Equity
Common Stock
In May 2019, Basic granted certain members of management time-based restricted stock awards representing an aggregate 524,160 shares of common stock of the Company, which vest over a three-year period and are subject to accelerated vesting under certain circumstances. On May 21, 2018, Basic’s Board of Directors (the "Board") made grants of time-based restricted stock awards representing an aggregate 48,400 shares of common stock of the Company to non-employee members of the Board. These grants were subject to vesting over a period of ten months and were subject to accelerated vesting under certain circumstances.
9. Incentive Plan
On May 14, 2019, the stockholders of the Company approved the Basic Energy Services, Inc. 2019 Long Term Incentive Plan (the “LTIP”) to succeed the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”). The LTIP became effective on May 14, 2019, and replaced the MIP. A total of 681,657 shares of the Company’s common stock are reserved for issuance pursuant to the LTIP. No further awards will be granted under the MIP.
During the six month period ended June 30, 2019, and 2018, compensation expenses related to share-based arrangements under the MIP and the LTIP, including restricted stock, restricted stock units and stock option awards, were approximately $6.6 million and $16.4 million, respectively.
During the three months ended June 30, 2019, and 2018, compensation expenses related to share-based arrangements under the MIP and LTIP, including restricted stock, restricted stock units and stock option awards, were approximately $3.3 million and $9.6 million, respectively.
Basic did not recognize a tax benefit for compensation expense recognized during the three and six month periods ended June 30, 2019, and 2018.
At June 30, 2019, there was $11.5 million unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 2.4 years.
Stock Option Awards
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the MIP expire ten years from the date they are granted, and vest over a three-year service period. Total expenses related to stock options in three and six month periods ended June 30, 2019, were approximately $0.8 million and $1.5 million, respectively. Stock option expenses for the three and six months ended June 30, 2018, were $1.6 million, $2.7 million, respectively. Future expense for all options is expected to be approximately $1.7 million in total through February 2020.

The following table reflects changes during the six-month period and a summary of stock options outstanding at June 30, 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
Non-statutory stock options:	Granted	Price	(Years)	(000's)
Outstanding, beginning of period	595,736	$39.23
Options granted	—	—
Options forfeited	(6,474)	$40.12
Options exercised	—	—
Options expired	(77,704)	$39.30
Outstanding, end of period	511,558	$39.23	7.6	$—
Exercisable, end of period	341,052	$39.23	7.6	$—
Vested or expected to vest, end of period	170,506	$39.23	7.6	$—
 There were no stock options exercised during the six months ended June 30, 2019, and 2018.
Restricted Stock Unit Awards
Time-based
 A summary of the status of Basic’s non-vested restricted stock units at June 30, 2019, and changes during the six months ended June 30, 2019, are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Restricted Stock Units	Value Per Unit
Non-vested at beginning of period	191,302	$16.58
Granted during period	644,160	2.53
Vested during period	(73,976)	16.17
Forfeited during period	(2,912)	17.31
Non-vested at end of period	758,574	$4.69
 Valuation of time vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-vesting restricted stock units vested in six months ended June 30, 2019, and 2018, was $299,000 and $49,000, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Performance-based
 A summary of the status of Basic’s non-vested performance-based grants at June 30, 2019, and changes during the six months ended June 30, 2019, are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Performance Stock Units	Value Per Unit
Non-vested at beginning of period	682,985	$27.27
Granted during period	—	—
Vested during period	(218,541)	36.33
Forfeited during period	(9,764)	26.66
Non-vested at end of period	454,680	$22.93

The total fair value of performance-based restricted stock units vested during the six months ended June 30, 2019, and 2018 was $1.0 million and $4.8 million, respectively, and was measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Restricted Stock Awards
On May 15, 2019, the Board made grants of time-based restricted stock awards representing an aggregate 120,000 shares of common stock of the Company to non-employee members of the Board. These grants are subject to vesting fully on the first anniversary of the grant date and are subject to accelerated vesting under certain circumstances.
On May 15, 2019, the Board also made grants of time-based restricted stock awards representing an aggregate 524,160 shares of common stock of the Company to certain members of management. These grants are subject to vesting over a three-year period and are subject to accelerated vesting under certain circumstances.
The total fair value of restricted stock awards vested during the six months ended June 30, 2019, and 2018 was $33,000 and $77,000, respectively, and was measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Phantom Stock Awards
On March 21, 2019, the Compensation Committee of the Board approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. The aggregate number of phantom shares issued on March 22, 2019, was 370,350. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 22, 2020, and are subject to accelerated vesting in certain circumstances. Total expense related to phantom stock granted to key employees in six-month periods ended June 30, 2019, and 2018, was approximately $98,000 and $461,000, respectively.
On May 15, 2019, the Compensation Committee of the Board made grants of phantom restricted stock to certain members of management. The aggregate number of phantom shares issued on May 15, 2019, was 524,160. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on May 15, 2020, and are subject to accelerated vesting in certain circumstances. Total expense related to this grant in six-month period ended June 30, 2019, was approximately $46,000.
On May 15, 2019, the Compensation Committee of the Board made grants of phantom restricted stock to non-employee members of the Board. The number of phantom shares issued on May 15, 2019, was 54,000. These grants remain subject to vesting fully on the first anniversary of the grant date, and are subject to accelerated vesting in certain circumstances. Total expense related to this grant in six-month period ended June 30, 2019, was approximately $14,000.
On May 15, 2019, the Compensation Committee of the Board approved grants of phantom performance-based restricted stock to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period. The number of phantom shares to be issued will range from 0% to 150% of the 1,048,320 target number of phantom shares. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-half increments on May 15, 2021, and 2022 (subject to accelerated vesting in certain circumstances). Phantom shares are recorded as a liability at fair value calculated using a Monte Carlo valuation and are included in other current liabilities. Total expense related to performance-based phantom stock in the six-month period ended June 30, 2019, was approximately $68,000.

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
A small percentage of the Company's jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performances obligations in the contract are complete, such as drilling or plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and Basic is contractually entitled to bill for its services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than a WIP or Accounts Receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue.
As of June 30, 2019, accounts receivable related to products and services were $135.2 million compared to $144.8 million at December 31, 2018. At June 30, 2019, the Company had $1.7 million of contract assets and $24,000 of contract liabilities on its consolidated balance sheet compared to $1.1 million of contract assets and $855,000 of contract liabilities on its consolidated balance sheet at December 31, 2018.
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
The following table sets forth certain financial information with respect to Basic’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Completion & Remedial Services	Well Servicing	Water Logistics	Other Services	Total
Six Months Ended June 30, 2019
Primary Geographical Markets
Permian Basin	$63,645	$61,941	$58,892	$5,491	$189,969
Texas Gulf Coast	—	15,031	18,584	—	33,615
ArkLaTex & Mid-Continent	56,730	19,152	22,388	10,200	108,470
Rocky Mountain	38,474	12,215	12,070	—	62,759
West Coast	—	11,857	—	—	11,857
Corporate (Intercompany)	(3,954)	(1,513)	(5,302)	(8,852)	(19,621)
Total	$154,895	$118,683	$106,632	$6,839	$387,049
Major Products or Service Line
Frac Equipment	$49,016	$—	$—	$—	$49,016
Rental Tool Revenue	40,455	—	—	—	40,455
Coiled Tubing	28,627	—	—	—	28,627
Snubbing	2,103	—	—	—	2,103
Well Servicing	—	100,584	—	—	100,584
Plugging	—	13,079	—	—	13,079
Transport/Vacuum	—	—	63,464	—	63,464
Hot Oiler	—	—	11,863	—	11,863
Production and Disposal Facilities	—	—	10,688	—	10,688
Other	34,694	5,020	20,617	6,839	67,170
Total	$154,895	$118,683	$106,632	$6,839	$387,049
Timing of Revenue Recognition
Products transferred at a point in time	$—	$—	$—	$1,301	$1,301
Products and services transferred over time	154,895	118,683	106,632	5,538	385,748
Total	$154,895	$118,683	$106,632	$6,839	$387,049
Six Months Ended June 30, 2018
Primary Geographical Markets
Permian Basin	$96,442	$57,378	$62,654	$5,622	$222,096
Texas Gulf Coast	1,045	14,653	17,488	—	33,186
ArkLaTex & Mid-Continent	97,558	17,884	22,322	5,629	143,393
Rocky Mountain	50,356	13,135	16,609	—	80,100
Eastern USA	2,957	4,471	—	—	7,428
West Coast	—	14,179	—	—	14,179
Corporate (Intercompany)	(3,813)	(1,481)	(2,885)	(4,169)	(12,348)
Total	$244,545	$120,219	$116,188	$7,082	$488,034
Major Products or Service Line
Frac Equipment	$116,521	$—	$—	$—	$116,521
Rental Tool Revenue	42,642	—	—	—	42,642
Coiled Tubing	35,159	—	—	—	35,159
Snubbing	7,440	—	—	—	7,440
Well Servicing	—	102,668	—	—	102,668
Plugging	—	12,534	—	—	12,534
Transport/Vacuum	—	—	72,043	—	72,043
Hot Oiler	—	—	10,388	—	10,388
Production and Disposal Facilities	—	—	11,695	—	11,695
Other	42,783	5,017	22,062	7,082	76,944
Total	$244,545	$120,219	$116,188	$7,082	$488,034
Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$1,991	$1,991
Products and services transferred over time	244,545	120,219	116,188	5,091	486,043
Total	$244,545	$120,219	$116,188	$7,082	$488,034

	Completion & Remedial Services	Well Servicing	Water Logistics	Other Services	Total
Three Months Ended June 30, 2019
Primary Geographical Markets
Permian Basin	$31,125	$30,435	$27,205	$2,458	$91,223
Texas Gulf Coast	—	7,633	9,234	—	16,867
ArkLaTex & Mid-Continent	28,338	9,661	11,708	3,708	53,415
Rocky Mountain	20,581	6,126	5,528	—	32,235
Eastern USA	—	—	—	—	—
West Coast	—	5,127	—	—	5,127
Corporate (Intercompany)	(1,983)	(814)	(2,644)	(3,579)	(9,020)
Total	$78,061	$58,168	$51,031	$2,587	$189,847
Major Products or Service Line
Frac Equipment	$23,300	$—	$—	$—	$23,300
Rental Tool Revenue	19,812	—	—	—	19,812
Coiled Tubing	16,189	—	—	—	16,189
Snubbing	1,045	—	—	—	1,045
Well Servicing	—	49,201	—	—	49,201
Plugging	—	6,453	—	—	6,453
Transport/Vacuum	—	—	30,910	—	30,910
Hot Oiler	—	—	5,118	—	5,118
Production and Disposal Facilities	—	—	5,088	—	5,088
Other	17,715	2,514	9,915	2,587	32,731
Total	$78,061	$58,168	$51,031	$2,587	$189,847
Timing of Revenue Recognition
Products transferred at a point in time	$—	$—	$—	$—	$—
Products and services transferred over time	78,061	58,168	51,031	2,587	189,847
Total	$78,061	$58,168	$51,031	$2,587	$189,847
Three Months Ended June 30, 2018
Primary Geographical Markets
Permian Basin	$51,599	$30,366	$32,066	$2,465	$116,496
Texas Gulf Coast	236	7,338	8,614	—	16,188
ArkLaTex & Mid-Continent	52,050	9,241	11,616	3,482	76,389
Rocky Mountain	23,025	6,911	8,833	—	38,769
Eastern USA	1,267	2,286	—	—	3,553
West Coast	—	7,730	—	—	7,730
Corporate (Intercompany)	(1,229)	(604)	(1,450)	(2,473)	(5,756)
Total	$126,948	$63,268	$59,679	$3,474	$253,369
Major Products or Service Line
Frac Equipment	$64,399	$—	$—	$—	$64,399
Rental Tool Revenue	21,860	—	—	—	21,860
Coiled Tubing	15,179	—	—	—	15,179
Snubbing	2,286	—	—	—	2,286
Well Servicing	—	54,132	—	—	54,132
Plugging	—	6,521	—	—	6,521
Transport/Vacuum	—	—	36,799	—	36,799
Hot Oiler	—	—	5,003	—	5,003
Production and Disposal Facilities	—	—	6,045	—	6,045
Other	23,224	2,615	11,832	3,474	41,145
Total	$126,948	$63,268	$59,679	$3,474	$253,369
Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$1,991	$1,991
Products and services transferred over time	126,948	63,268	59,679	1,483	251,378
Total	$126,948	$63,268	$59,679	$3,474	$253,369

11. Loss Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share for the three and six months ended June 30, 2019, and 2018 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

	(Unaudited)		(Unaudited)

Numerator (both basic and diluted):
Net loss	$(27,777)	$(40,054)	$(55,253)	$(70,585)
Denominator:
Denominator for basic and diluted loss per share	27,203,635	26,444,145	27,028,041	26,390,393
Basic loss per common share:	$(1.02)	$(1.51)	$(2.04)	$(2.67)
Diluted loss per common share:	$(1.02)	$(1.51)	$(2.04)	$(2.67)
The Company has issued potentially dilutive instruments such as unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive.
The following table sets forth weighted average shares outstanding of potentially dilutive instruments for the three and six months ended June 30, 2019, and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Stock options	511,558	636,750	511,558	636,750
Warrants	2,066,576	2,066,576	2,066,576	2,066,576
Weighted average unvested restricted stock	325,619	21,807	166,769	12,722
Total	2,903,753	2,725,133	2,744,903	2,716,048

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
The following table sets forth certain financial information with respect to Basic’s reportable segments for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Completion
	& Remedial	Well	Water	Other
	Services	Servicing	Logistics	Services	Corporate	Total

Three Months Ended June 30, 2019 (Unaudited)
Operating revenues	$78,061	$58,168	$51,031	$2,587	$—	$189,847
Direct operating costs	(59,660)	(45,047)	(35,529)	(2,929)	—	(143,165)
Segment profits	$18,401	$13,121	$15,502	$(342)	$—	$46,682
Depreciation and amortization	$13,835	$5,735	$7,340	$271	$1,810	$28,991
Capital expenditures including ARO additions	5,134	5,266	7,518	117	226	18,261
Three Months Ended June 30, 2018 (Unaudited)
Operating revenues	$126,948	$63,268	$59,679	$3,474	$—	$253,369
Direct operating costs	(100,528)	(48,200)	(44,008)	(3,223)	—	(195,959)
Segment profits	$26,420	$15,068	$15,671	$251	$—	$57,410
Depreciation and amortization	$14,815	$5,890	$8,038	$363	$2,055	$31,161
Capital expenditures including ARO additions	9,820	5,601	8,589	103	322	24,435
Six Months Ended June 30, 2019 (Unaudited)
Operating revenues	$154,895	$118,683	$106,632	$6,839	$—	$387,049
Direct operating costs	(123,092)	(92,243)	(72,828)	(6,843)	—	(295,006)
Segment profits	$31,803	$26,440	$33,804	$(4)	$—	$92,043
Depreciation and amortization	$26,958	$11,175	$14,302	$528	$3,526	$56,489
Capital expenditures including ARO additions	15,139	11,506	15,027	124	499	42,295
Identifiable assets	$221,608	$90,479	$111,723	$10,940	$267,073	$701,823
Six Months Ended June 30, 2018 (Unaudited)
Operating revenues	$244,545	$120,219	$116,188	$7,082	$—	$488,034
Direct operating costs	(190,187)	(94,712)	(84,931)	(7,445)	—	(377,275)
Segment profits	$54,358	$25,507	$31,257	$(363)	$—	$110,759
Depreciation and amortization	$29,075	$11,663	$15,764	$783	$4,111	$61,396
Capital expenditures including ARO additions	21,337	12,307	10,778	510	754	45,686
Identifiable assets	$250,249	$111,043	$120,814	$5,899	$314,229	$802,234

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations for the three and six months ended June 30, 2019, and 2018 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Segment profits	$46,682	$57,410	$92,043	$110,759
General and administrative expenses	(34,803)	(51,460)	(70,325)	(92,468)
Depreciation and amortization	(28,991)	(31,161)	(56,489)	(61,396)
Loss on disposal of assets	(342)	(1,921)	(1,797)	(3,700)
Operating loss	$(17,454)	$(27,132)	$(36,568)	$(46,805)

13. Recent Accounting Pronouncements
In February 2016, the FASB issued ASU 2016-02 - “Leases (Topic 842).” The purpose of this update is to increase transparency and comparability among organizations by recognizing lease assets and lease liabilities on the balance sheet and disclosing key information about leasing arrangements. Basic has adopted the standard effective January 1, 2019, and has included the disclosures required by ASU 2016-02. For further discussion see Note 5, "Leases".
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Early adoption is permitted for fiscal years, and interim periods within those years, beginning after December 15, 2018. Basic is currently evaluating the impact of this ASU.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. Basic is currently evaluating the impact of this pronouncement on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of well site services to oil and natural gas drilling and producing companies, including Completion & Remedial Services, Well Servicing, Water Logistics and Other Services.
Our total hydraulic horsepower (“HHP”) decreased to 479,000 at the end of the second quarter of 2019 compared to 516,000 for the second quarter of 2018. Our weighted average HHP capacity decreased from 523,000 at January 1, 2018, to 486,000 at June 30, 2019. Our weighted average number of fluid service trucks decreased to 814 in the second quarter of 2019 from 903 in the second quarter of 2018. Our weighted average number of Well Servicing rigs decreased from 310 in the first quarter of 2018 to 308 in the second quarter of 2019.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following for the six months ended June 30, 2019, and 2018 (dollars in millions):

	Six Months Ended June 30,
	2019		2018
Revenues:
Completion & Remedial Services	$154.9	40%	$244.5	50%
Well Servicing	118.7	31%	120.2	25%
Water Logistics	106.6	28%	116.2	24%
Other Services	6.8	1%	7.1	1%
Total revenues	$387.0	100%	$488.0	100%
During 2018 and through the second quarter of 2019, oil prices have remained depressed though relatively stable. We expect our customers' capital programs to remain comparatively conservative during the remainder of 2019, as the Exploration and Production sector is under pressure to grow within the limits of operating cash flow.
We believe that the most important performance measures for our business segments are as follows:
•Completion & Remedial Services — segment revenue and segment profits as a percent of revenues;
•Well Servicing — segment profits as a percent of revenues, rig hours, rig utilization rate, revenue per rig hour, and profits per rig hour;
•Water Logistics — segment revenue, segment profits as a percent of revenues, trucking hours, pipeline volumes ; and
•Other Services — rig operating days, revenue per drilling day, profits per drilling day and segment profits as a percent of revenues.
Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for the Company, see “Segment Overview” below.
Selected Acquisitions and Divestitures
During the year ended December 31, 2018, and through the first six months of 2019, we did not enter into or complete any business acquisitions or divestitures.
Segment Overview
Completion & Remedial Services
During the first six months of 2019, our Completion & Remedial Services segment represented approximately 40% of our revenues. Revenues from our Completion & Remedial Services segment are derived from a variety of services designed to complete and stimulate oil and natural gas production or place cement slurry within the wellbores. Our Completion & Remedial Services segment includes frac equipment, pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and underbalanced drilling.
Our pumping services concentrate on providing single truck, lower-horsepower cementing and acidizing services, as well as various fracturing services in selected markets. Our total HHP capacity was approximately 479,000 horsepower at June 30, 2019.

In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately.
The following is an analysis of our Completion & Remedial Services segment for each of the quarters in 2018, the full year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019 (dollars in thousands):

	Total	Frac		Segment
	HHP	HHP	Revenues	Profits %
2018:
First Quarter	522,565	413,300	$117,597	24%
Second Quarter	516,465	407,800	$126,948	21%
Third Quarter	516,465	386,050	$115,978	21%
Fourth Quarter	513,000	386,050	$108,933	21%
Full Year	513,000	386,050	$469,456	22%
2019:
First Quarter	489,270	360,800	$76,834	17%
Second Quarter	479,000	344,500	$78,061	24%
The increase in Completion & Remedial Services revenue to $78.1 million in the second quarter of 2019 from $76.8 million in the first quarter of 2019 resulted from a rebound in our coiled tubing line of business, partially offset by a decrease in frac equipment. Segment profits as a percentage of revenue increased to 24% in the second quarter of 2019 from 17% in first quarter of 2019 due to margin expansion initiatives, which included payroll reductions and redeployment of certain equipment.
Well Servicing
During the first six months of 2019, our Well Servicing segment represented 31% of our revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
We typically charge our Well Servicing rig customers for services on an hourly basis at rates that are determined by the type of service and equipment required, market conditions in the region in which the rig operates, the ancillary equipment provided on the rig and the necessary personnel. We measure the activity level of our Well Servicing rigs on a weekly basis by calculating a rig utilization rate based on a 55-hour workweek per rig.
The following is an analysis of our Well Servicing segment for each of the quarters in 2018, the full year ended December 31, 2018, and the quarters ended March 31, 2019, and June 30, 2019:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per	Segment
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2018:
First Quarter	310	168,500	76%	$338	$62	18%
Second Quarter	310	181,600	82%	$348	$83	24%
Third Quarter	310	180,300	82%	$357	$76	21%
Fourth Quarter	310	159,600	72%	$368	$71	19%
Full Year	310	690,000	78%	$353	$73	21%
2019:
First Quarter	310	165,000	74%	$367	$81	22%
Second Quarter	308	155,200	70%	$375	$85	23%
Rig utilization was 70% in the second quarter of 2019, down from 74% in the first quarter of 2019. The decreased utilization rate in the second quarter of 2019 resulted from a marginal decrease in customer demand and activity and slightly improved pricing, primarily for our 24-hour rig packages. Our segment profit percentage increased slightly to 23% for the second quarter of 2019 compared to 22% in the first quarter of 2019.
Water Logistics
During the first six months of 2019, our Water Logistics segment represented approximately 28% of our revenues. Revenues in our Water Logistics segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, well site construction and maintenance services. The Water Logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our Water Logistics segment. Water Logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base Water Logistics operations. Revenues from our well site construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as fracturing water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
The following is an analysis of our Water Logistics operations for each of the quarters in 2018, the full year ended December 31, 2018 and the quarters ended March 31, 2019 and June 30, 2019 (dollars in thousands):

	Weighted
	Average
	Number of		Trucking	Pipeline
	Fluid Service	Truck	Volumes	Volumes		Segment
	Trucks	Hours	(in bbls)	(in bbls)	Revenue	Profits %
2018:
First Quarter	960	479,600	6,414,800	1,551,000	$56,509	28%
Second Quarter	903	486,800	6,912,900	2,064,000	$59,679	26%
Third Quarter	870	448,200	6,898,200	2,526,000	$59,539	28%
Fourth Quarter	837	438,500	6,659,000	3,221,000	$55,556	29%
Full Year	891	1,853,100	26,884,900	9,362,000	$231,283	28%
2019:
First Quarter	818	424,100	6,620,000	3,050,000	$55,601	33%
Second Quarter	814	403,200	6,778,000	3,174,000	$51,031	30%
Revenue for the Water Logistics segment decreased to $51.0 million in the second quarter of 2019 compared to $55.6 million in the first quarter of 2019 as a result of decreased levels of trucking utilization offset by improved disposal services revenues. Segment profit percentage decreased slightly to 30% in the second quarter of 2019 from 33% in the first quarter of 2019 primarily due to the effect of reduced revenues on lower production-related demand.
Other Services
During the first six months of 2019, our Other Services segment represented approximately 1% of our revenues. Revenues from our Other Services segment are derived from our contract drilling operations, which consist of drilling of new wells, and our rig manufacturing operations.
Within our contract drilling operations, we typically charge our drilling rig customers a daily rate, or a rate based on footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day workweek per rig.
We also manufacture rigs and other related equipment for internal purposes as well as to sell to outside companies. Our rig manufacturing operation also performs large-scale refurbishments and maintenance services to used workover rigs.

The following is an analysis of our contract drilling operations for each of the quarters in 2018, the full year ended December 31, 2018, and quarters ended March 31, 2019, and June 30, 2019 (dollars in thousands):

	Weighted
	Average	Rig			Contract
	Number of	Operating	Revenue Per	Profits Per	Drilling	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %	Profits %
2018:
First Quarter	11	175	$17.3	$2.7	16%	(17)%
Second Quarter	11	91	$25.7	$6.5	25%	7%
Third Quarter	11	129	$27.7	$6.5	24%	(11)%
Fourth Quarter	11	184	$22.1	$4.8	23%	11%
Full Year	11	579	$22.4	$4.9	22%	(1)%
2019:
First Quarter	11	115	$24.2	$5.9	20%	8%
Second Quarter	9	90	$24.9	$5.0	20%	(13)%
Contract drilling revenue per drilling day increased to $24,900 in the second quarter of 2019 compared to $24,200 in the first quarter of 2019 due to improved pricing. Contract drilling profit percentage remained constant at 20% in the second quarter of 2019 compared to the first quarter of 2019, while segment loss margin was 13% in the second quarter, compared to a profit margin of 8% in the first quarter of 2019. The segment decrease is related to reduced demand for newly manufactured capital equipment in the second quarter for 2019.
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
Results of Operations
The following is a comparison of our results of operations for the three and six months ended June 30, 2019, compared to the three and six months ended June 30, 2018. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended June 30, 2019 Compared to Three Months Ended June 30, 2018
Revenues. Revenues decreased by 25% to $189.8 million during the second quarter of 2019 from $253.4 million during the same period in 2018. This decrease was primarily due to sustained pricing pressures and competition, particularly in our Completion & Remedial Services segment, compared to the same period in 2018.
Completion & Remedial Services revenues decreased by 39% to $78.1 million during the second quarter of 2019 compared to $126.9 million in the same period in 2018. The decrease in revenue between these periods was primarily due to competitive pricing pressures, particularly in our frac and pumping lines of business. Total HHP decreased to 479,000 at June 30, 2019 from 516,465 at June 30, 2018. Weighted average HHP decreased to 486,000 for the second quarter of 2019 from 518,000 in the second quarter of 2018.
Well Servicing revenues decreased by 8% to $58.2 million during the second quarter of 2019 compared to $63.3 million during the same period in 2018. The decrease was driven by a decrease in 24-hour work and relatively flat pricing of our equipment packages, primarily due to decreases in customer demand. Our weighted average number of Well Servicing rigs decreased to 308 during the second quarter of 2019 compared to 310 during the second quarter of 2018. Utilization decreased to 70% in the second quarter of 2019, compared to 82% in the comparable quarter of 2018 due to severe weather impact. Revenue per rig hour in the second quarter of 2019 was $375, increasing from $348 in the comparable quarter of 2018 due to rate increases to customers.
Water Logistics revenues decreased by 14% to $51.0 million during the second quarter of 2019 compared to $59.7 million in the same period in 2018. Our revenue decrease was mainly due to weather impact on production related services in the second quarter of 2019. Pipeline water volumes increased to 3.2 million barrels or 32% of total disposal volumes compared to 2.1 million barrels or 23% of total disposal volumes in the second quarter of 2018. Our weighted average number of fluid service trucks decreased to 814 during the second quarter of 2019 compared to 903 in the same period in 2018.
Other Services segment revenues decreased by 26% to $2.6 million during the second quarter of 2019 compared to $3.5 million in the same period in 2018. The number of rig operating days decreased to 90 in the second quarter of 2019 from 91 in the second quarter of 2018. The decrease in revenue was due to decreases in manufacturing revenue.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $143.2 million during the second quarter of 2019 from $196.0 million in the same period in 2018, primarily due to decreases in Completion & Remedial segment activity and corresponding decreases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the Completion & Remedial Services segment decreased by 41% to $59.7 million during the second quarter of 2019 compared to $100.5 million for the same period in 2018 due primarily to decreased activity levels, especially in our pumping and fracking services. Segment profits increased to 24% of revenues during the second quarter of 2019 compared to 21% for the same period in 2018, due to pricing improvements in our coiled tubing and rental tool services.
Direct operating expenses for the Well Servicing segment decreased by 7% to $45.0 million during the second quarter of 2019 compared to $48.2 million for the same period in 2018. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels resulting in segment profits decreasing slightly to 23% of revenues during the second quarter of 2019 from 24% for the same period in 2018.
Direct operating expenses for the Water Logistics segment decreased by 19% to $35.5 million during the second quarter of 2019 compared to $44.0 million for the same period in 2018. Segment profits increased to 30% of revenues during the second quarter of 2019 compared to 26% for the same period in 2018, due to higher margin pipeline revenues.
Direct operating expenses for the Other Services segment decreased 9% to $2.9 million during the second quarter of 2019 compared to $3.2 million for the same period in 2018, due to decreased drilling activity. Segment loss for second quarter of 2019 was 13%, down from a segment profit of 7% during the second quarter of 2018 due to reduced manufacturing activities.
General and Administrative Expenses. General and administrative expenses decreased by 32% to $34.8 million during the second quarter of 2019 from $51.5 million for the same period in 2018. Stock-based compensation expense was $3.3 million and $9.6 million during the second quarter of 2019 and 2018, respectively. In addition, in the second quarter of 2019, we incurred certain costs, including accrued consulting fees of $1.2 million related to a contemplated consolidation deal that we decided not to pursue. For the same period in 2018, we incurred certain costs, including recording the Texas sales and use tax audit liability totaling $6.0 million, bad debt related to a single customer of $3.1 million, and accrued consulting fees related to our strategic realignment of approximately $2.0 million.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $29.0 million during the second quarter of 2019 compared to $31.2 million for the same period in 2018. Our current capital expenditure has not kept up with depreciation and, as such, our depreciable base is depleting.
Interest Expense. Interest expense decreased to $10.5 million during the second quarter of 2019 compared to $12.8 million during the second quarter of 2018. Interest expense consisted primarily of interest on our Senior Notes and capital leases. The decrease in interest expense was related to interest on the balance outstanding under our Prior ABL Facility, which was extinguished in the fourth quarter of 2018.
Income Tax Benefit. Income tax benefit during the second quarter of 2019 was $0.0 million compared to income tax expense of $0.3 million for the same period in 2018. Our effective tax rate during the second quarter of 2019 and 2018 was approximately 0% and 1%, respectively.

Six Months Ended June 30, 2019 Compared to Six Months Ended June 30, 2018
Revenues. Revenues decreased by 21% to $387.0 million during the six months ended June 30, 2019 from $488.0 million during the same period in 2018. This decrease was primarily due to sustained pricing pressures and competition, particularly in our Completion & Remedial Services segment, compared to the same period in 2018.
Completion & Remedial Services revenues decreased by 37% to $154.9 million during the six months ended June 30, 2019 compared to $244.5 million in the same period in 2018. The decrease in revenue between these periods was primarily due to competitive pricing pressures, particularly in our frac and pumping lines of business. Total HHP decreased to 479,000 at June 30, 2019, from 516,465 at June 30, 2018. Weighted average HHP decreased to 486,000 for the six months ended June 30, 2019, from 518,000 in the same period of 2018.
Well Servicing revenues decreased by 1% to $118.7 million during the six months ended June 30, 2019, compared to $120.2 million during the same period in 2018. The decrease was driven by a decrease in 24-hour work and in pricing of our equipment packages, primarily due to decreases in customer demand. Our weighted average number of Well Servicing rigs decreased to 308 during the six months ended June 30, 2019, compared to 310 during same period 2018. Utilization decreased to 72% in the six months ended June 30, 2019, compared to 79% in the comparable period of 2018 due to weather impact. Revenue per rig hour in the six months ended June 30, 2019 was 371, increasing from 343 in the comparable period of 2018 due to rate increases to customers.
Water Logistics revenues decreased by 8% to $106.6 million during the six months ended June 30, 2019, compared to $116.2 million in the same period in 2018. Our revenue decrease was mainly due to weather impact in the six months ended June 30, 2019. Pipeline water volumes increased to 6.2 million barrels or 32% of total disposal volumes during the six months ended June 30, 2019, compared to 3.6 million barrels or 21% of total disposal volumes during the six months ended June 30, 2018. Our weighted average number of fluid service trucks decreased to 816 during the six months ended June 30, 2019, compared to 931 in the same period in 2018.
Other Services revenues decreased by 3% to $6.8 million during the six months ended June 30, 2019, compared to $7.1 million in the same period in 2018. The number of rig operating days decreased to 205 in the six months ended June 30, 2019, from 266 in the comparable period of 2018.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $295.0 million during the six months ended June 30, 2019, from $377.3 million in the same period in 2018, primarily due to decreases in Completion & Remedial Services activity and corresponding decreases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the Completion & Remedial Services segment decreased by 35% to $123.1 million during the six months ended June 30, 2019, compared to $190.2 million for the same period in 2018 due primarily to decreased activity levels, especially in our pumping and coil tubing services. Segment profits decreased to 21% of revenues during the six months ended June 30, 2019, compared to 22% for the same period in 2018, due to competitive pricing pressures.
Direct operating expenses for the Well Servicing segment decreased by 3% to $92.2 million during the six months ended June 30, 2019, compared to $94.7 million for the same period in 2018. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels. Segment profits increased to 22% of revenues during the six months ended June 30, 2019, from 21% for the same period in 2018 due to improved cost management.
Direct operating expenses for the Water Logistics segment decreased by 14% to $72.8 million during the six months ended June 30, 2019, compared to $84.9 million for the same period in 2018. Segment profits were 32% of revenues during the six months ended June 30, 2019, compared to 27% for the same period in 2018, due to higher margin pipeline revenues.
Direct operating expenses for the Other Services segment decreased 8% to $6.8 million during the six months ended June 30, 2019 compared to $7.4 million for the same period in 2018, due to decreased drilling activity. Segment profits increased to 0% of revenues during the six months ended June 30, 2019, from a segment loss of 5% during the six months ended June 30, 2018 due to pricing improvements.
General and Administrative Expenses. General and administrative expenses decreased by 24% to $70.3 million during the six months ended June 30, 2019, from $92.5 million for the same period in 2018. Stock-based compensation expense was $6.6 million and $16.4 million during the six months ended June 30, 2019, and 2018, respectively. During the six months ended June 30, 2019, G&A included one-time charges related to consulting fees of $0.9 million for reclamation of tax refund for the 2007 tax year, and $1.2 million in fees for an acquisition deal that we chose not to pursue. During the six months ended June 30, 2018, one-time costs included $6.0 million accrued expense for Texas State Sales Tax audit settlement, $5.5 million for executive retirement, $3.1 million for bad debt related to one customer, and $2.4 million for consulting fees related to our realignment in 2018.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $56.5 million during the six months ended June 30, 2019, compared to $61.4 million for the same period in 2018. Our current capital expenditure has not kept up with depreciation and, as such, our depreciable base is depleting.
Interest Expense. Interest expense decreased to $21.3 million during the six months ended June 30, 2019 compared to $24.1 million during the six months ended June 30, 2018. Interest expense consisted primarily of interest on our Senior Notes and capital leases. The decrease in interest expense was related to interest on the balance outstanding under our Prior ABL Facility, which was extinguished in the fourth quarter of 2018.
Income Tax Expense. Income tax benefit during the six months ended June 30, 2019, was $1.9 million compared to an income tax expense of $219,000 for the same period in 2018. On March 1, 2019, we filed an amended 2007 federal tax return under section 172(f) of the Internal Revenue Code of 1986, as amended which allowed us to carry-back and recover workers’ compensation expenses in years we had Net Operating Losses "NOL" for 10 years. We carried back approximately $5.3 million of expense to 2007, which allowed us to claim a refund of $1.9 million of 2007 taxes. The net effect of this transaction was a tax benefit and a reduction of our NOL of $1.8 million in the quarter ended March 31, 2019. Our effective tax rate during the six months ended June 30, 2019, and 2018 was approximately 3% and 0%, respectively.
Liquidity and Capital Resources
Our current primary capital resources are cash flow from our operations, the availability under our New ABL Facility, the ability to enter into finance leases, the ability to incur additional secured indebtedness, and a cash balance of $53.7 million at June 30, 2019. We had $60.3 million of available borrowing capacity under the New ABL Facility at June 30, 2019.
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
As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may from time to time access the capital markets or seek to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, repurchases of our common stock or outstanding debt, debt-for-debt or debt-for-equity exchanges, refinancings, private or public equity or debt raises and rights offerings. Many of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. The amounts involved in any such transaction, individually or in the aggregate, may be material.
Share Repurchase Program
On May 31, 2019, we announced that the Board authorized a share repurchase plan whereby we may repurchase up to $5.0 million of our outstanding shares of common stock beginning on June 4, 2019 for a period of 12 months. We are authorized to repurchase our common stock from time to time in open market purchases or in private transactions in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued as determined by the Board. During the three months ended June 30, 2019, we repurchased approximately 596,194 shares of common stock at a weighted average purchase price of $2.25 per share. The total remaining share authorization as of June 30, 2019 was $3.7 million.
Net Cash Provided by Operating Activities
Cash provided by operating activities was $11.3 million for the six months ended June 30, 2019, a decrease compared to cash provided by operating activities of $25.1 million during the same period in 2018. Operating cash flow provided in the first six months of 2019 decreased compared to the same period in 2018 due to lower working capital levels as we paid down $21.5 million of accounts payable during the six months ended June 30, 2019.

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
Capital Expenditures
Cash capital expenditures during the first six months of 2019 were $33.4 million, compared to $31.7 million in the same period of 2018. We added $7.6 million of leased assets through our finance lease program and other financing arrangements during the first six months of 2019 compared to $11.0 million of leased asset additions in the same period in 2018.
We currently have planned capital expenditures for the full year of 2019 of approximately $58.3 million, including finance leases of $7.7 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Contractual Obligations
Outside of the normal course of our business, as of June 30, 2019, there have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
As of June 30, 2019, we had approximately $843.5 million of NOLs, for federal income tax purposes, which begin to expire in 2032 and $315.6 million of NOLs for state income tax purposes, which begin to expire in 2019. NOLs generated after 2017 are carried forward indefinitely and are limited to 80% of taxable income. NOLs generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2019, a valuation allowance of $184.0 million was recorded against our net deferred tax assets for all jurisdictions that are not expected to be realized.
Recent Accounting Pronouncements
Our consideration of recent accounting pronouncements is included in Note 13. "Recent Accounting Pronouncements" to the consolidated financial statements included in this quarterly report.
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and six months ended June 30, 2019, or the year ended December 31, 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies as increasing oil and natural gas prices also increase activity in our areas of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2019, at the reasonable assurance level.
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
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table summarizes stock repurchase for the three months ended June 30, 2019:

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	—	—	—	—
June 1 - June 30	596,194	2.25	596,194	3,660,335
Total	596,194	$2.25	596,194	$3,660,335

(1) On May 31, 2019, we announced that our Board of Directors has authorized the repurchase of up to $5.0 million of its outstanding shares of common stock from time to time in open market or private transactions, at the Company’s discretion. This authorization expires on June 4, 2020. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued as determined by the Board of Directors.

ITEM 5. OTHER INFORMATION

Not applicable

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
10.1*†
Basic Energy Services, Inc. 2019 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-231521) filed on May 15, 2019).

10.2*†
First Amendment to the Basic Energy Services, Inc. Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-231519) filed on May 15, 2019).

10.3*†	Form of Restricted Stock Award Agreement (LTIP) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019).
10.4*†	Form of Performance-Based Phantom Share Award Agreement (LTIP) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019).
10.5*†	Form of Time-Based Phantom Share Award Agreement (LTIP) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019).
10.6*†
Form of Non-Employee Director Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019).

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

*Incorporated by reference
#Filed with this report
##Furnished with this report
†Management contract or compensatory plan or arrangement

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

Date: August 2, 2019