Form 10-Q
period 2019-09-30
BASIC ENERGY SERVICES, INC.
filed 2019-11-01
CIK 1109189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________________________________________________________________________________________
Form 10-Q
_______________________________________________________________________________________________________
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-32693
____________________________________________________________________________________________________
BASIC ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒No☐
There were 24,946,685 shares of the registrant’s common stock outstanding as of October 31, 2019.

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

i

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2019	December 31, 2018
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$50,460	$90,300
Trade receivable, net of allowances of $2,549 and $1,838, respectively	123,655	144,767
Income tax receivable	—	1,574
Inventories	28,039	36,449
Prepaid expenses	14,784	17,479
Other current assets	8,958	4,640
Total current assets	225,896	295,209
Property and equipment, net	406,878	448,801
Operating lease right-of-use assets	17,248	—
Deferred debt costs, net of amortization	2,346	2,747
Intangible assets, net of amortization	2,806	2,984
Other assets	12,455	12,036
Total assets	$667,629	$761,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$66,396	$98,323
Accrued expenses	65,345	44,956
Current portion of long-term debt, net of $120 and $479 discount at September 30, 2019 and December 31, 2018, respectively	22,627	27,039
Operating lease right-of-use liabilities, current portion	5,459	—
Accrued short-term insurance reserves	8,221	10,870
Other current liabilities	4,031	3,123
Total current liabilities	172,079	184,311
Long-term debt, net of discounts and deferred financing costs of $9,385 and $10,690, at September 30, 2019 and December 31, 2018, respectively	313,511	322,701
Operating lease right-of-use liabilities, long-term portion	11,789	—
Asset retirement obligations	9,331	2,587
Accrued long-term insurance reserves	18,800	18,624
Other long-term liabilities	14,174	14,126
Stockholders' equity:
Preferred stock; $0.01 par value; 5,000,000 shares authorized; zero outstanding at September 30, 2019 and December 31, 2018	—	—
Common stock; $0.01 par value; 80,000,000 shares authorized; 27,912,059 and 26,990,034 shares issued and 24,946,685 and 26,747,712 shares outstanding at September 30, 2019 and December 31, 2018, respectively	279	270
Additional paid-in capital	471,648	464,264
Retained deficit	(335,401)	(241,271)
Treasury stock, at cost, 2,965,374 and 242,322 shares at September 30, 2019 and December 31, 2018, respectively	(8,581)	(3,835)
Total stockholders' equity	127,945	219,428
Total liabilities and stockholders' equity	$667,629	$761,777
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenues:
Completion & Remedial Services	$70,002	$115,978	$224,897	$360,523
Well Servicing	57,094	64,314	175,777	184,533
Water Logistics	48,451	59,539	155,083	175,727
Other Services	2,818	6,503	9,657	13,585
Total revenues	178,365	246,334	565,414	734,368
Expenses:
Completion & Remedial Services	53,825	89,777	176,918	279,963
Well Servicing	43,510	50,591	135,752	145,303
Water Logistics	34,783	42,785	107,611	127,716
Other Services	6,348	7,246	13,191	14,691
General and administrative, including stock-based compensation of $1,386 and $5,570 in the three months ended September 30, 2019 and 2018 and $8,237 and $21,995 for the nine months ended September 30, 2019 and 2018, respectively	32,125	39,599	102,450	132,038
Depreciation and amortization	29,179	32,754	85,668	94,150
Impaired asset expense	3,216	—	3,216	—
Loss on disposal of assets	837	191	2,634	3,891
Total expenses	203,823	262,943	627,440	797,752
Operating loss	(25,458)	(16,609)	(62,026)	(63,384)
Other income (expense):
Interest expense	(11,729)	(10,896)	(33,003)	(34,985)
Interest income	112	88	472	175
Other income	215	81	565	492
Loss before income taxes	(36,860)	(27,336)	(93,992)	(97,702)
Income tax (expense) benefit	(2,017)	—	(138)	(219)
Net loss	$(38,877)	$(27,336)	$(94,130)	$(97,921)
Loss per share of common stock:
Basic	$(1.52)	$(1.03)	$(3.55)	$(3.70)
Diluted	$(1.52)	$(1.03)	$(3.55)	$(3.70)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2018	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	277,865	3	(3)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,275	—	—	—	3,275
Treasury stock, net	—	—	(163)	68,227	(180)	—	(343)
Net loss	—	—	—	—	—	(27,476)	(27,476)
Balance - March 31, 2019 (unaudited)	27,267,899	$273	$467,373	310,549	$(4,015)	$(268,747)	$194,884
Issuances of restricted stock	644,160	6	(6)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,329	—	—	—	3,329
Treasury stock, net	—	—	—	596,194	(1,340)	—	(1,340)
Net loss	—	—	—	—	—	(27,777)	(27,777)
Balance - June 30, 2019 (unaudited)	27,912,059	$279	$470,696	906,743	$(5,355)	$(296,524)	$169,096
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	1,165	—	—	—	1,165
Treasury stock, net	—	—	(213)	2,058,631	(3,226)	—	(3,439)
Net loss	—	—	—	—	—	(38,877)	(38,877)
Balance - September 30, 2019 (unaudited)	27,912,059	$279	$471,648	2,965,374	$(8,581)	$(335,401)	$127,945

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2017	26,371,572	$264	$439,517	152,443	$(4,454)	$(96,674)	$338,653
Issuances of restricted stock	272,510	2	(2)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	6,798	—	—	—	6,798
Treasury stock, net	—	—	(291)	69,337	(1,051)	—	(1,342)
Net loss	—	—	—	—	—	(30,531)	(30,531)
Balance - March 31, 2018 (unaudited)	26,644,082	$266	$446,022	221,780	$(5,505)	$(127,205)	$313,578
Issuances of restricted stock	48	—	2	—	—	—	2
Amortization of equity-classified share-based compensation	—	—	9,626	—	—	—	9,626
Treasury stock, net	—	—	(1,743)	(48,400)	1,742	—	(1)
Net loss	—	—	—	—	—	(40,054)	(40,054)
Balance - June 30, 2018 (unaudited)	26,644,130	$266	$453,907	173,380	$(3,763)	$(167,259)	$283,151
Issuances of restricted stock	120,959	2	(2)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	5,571	—	—	—	5,571
Treasury stock, net	—	—	1	44,238	(377)	—	(376)
Net loss	—	—	—	—	—	(27,336)	(27,336)
Balance - September 30, 2018 (unaudited)	26,765,089	$268	$459,477	217,618	$(4,140)	$(194,595)	$261,010
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(94,130)	$(97,921)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	85,668	94,150
Impaired asset expense and inventory write-downs	7,080	—
Accretion on asset retirement obligation	607	115
Change in allowance for doubtful accounts	711	278
Amortization of deferred financing costs	1,745	586
Amortization of debt discounts	789	3,708
Non-cash compensation	8,237	21,995
Loss on disposal of assets	2,634	3,891
Deferred income taxes	—	(78)
Changes in operating assets and liabilities:
Accounts receivable	20,401	(7,977)
Inventories	4,546	313
Prepaid expenses and other current assets	2,404	7,010
Other assets	(8)	(49)
Accounts payable	(31,617)	5,736
Income tax receivable	1,574	291
Other liabilities	131	8,629
Accrued expenses	17,740	15,705
Net cash provided by operating activities	28,512	56,382
Cash flows from investing activities:
Purchase of property and equipment	(46,263)	(48,588)
Proceeds from sale of assets	7,122	1,942
Payments for other long-term assets	(411)	—
Net cash used in investing activities	(39,552)	(46,646)
Cash flows from financing activities:
Proceeds from debt	—	32,500
Payments of debt	(23,209)	(50,313)
Change in treasury stock including restricted stock issuances	(5,122)	(1,717)
Deferred loan costs and other financing activities	(469)	(585)
Net cash used in financing activities	(28,800)	(20,115)
Net decrease in cash and cash equivalents	(39,840)	(10,379)
Cash and cash equivalents - beginning of period	90,300	86,223
Cash and cash equivalents - end of period	$50,460	$75,844
Noncash investing and financing activity:
Finance leases and notes issued for equipment	$7,943	$16,565
Change in accrued property and equipment	310	3,675
Change in asset retirement obligations	6,420	(148)
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2019 (unaudited)
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
Basic's current primary capital resources are cash flow from operations, the availability under the New ABL Facility (defined in Note 4, "Long-Term Debt and Interest Expense"), the ability to enter into finance leases, the ability to incur additional secured indebtedness, and a cash balance of $50.5 million at September 30, 2019. The Company had $50.4 million of available borrowing capacity under the New ABL Facility at September 30, 2019.
Nature of Operations
Basic provides a wide range of wellsite services to oil and natural gas drilling and producing companies, including Completion & Remedial Services, Water Logistics, Well Servicing and Contract Drilling. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Wyoming, North Dakota, Colorado and California.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic's subsidiaries, for which Basic holds a majority voting interest. All intercompany transactions and balances have been eliminated.
Segment Information
In the first quarter of 2019, Basic revised its reportable segments for financial reporting purposes to combine its contract drilling operations with its rig manufacturing operations to form an Other Services segment. The Company's business now consists of the following four segments: Well Servicing, Water Logistics, Completion & Remedial Services, and Other Services. See Note 13, "Business Segment Information" for further information.

Estimates, Risks and Uncertainties
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include litigation, asset retirement obligations and self-insured risk reserves.
Inventories
For rental and fishing tools, inventories consisting mainly of grapples, controls and drill bits are stated at lower of cost or net realizable value. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of Basic and are stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out method.
In addition to comparing the carrying amount of inventory to its market, Basic also makes a comparison between volume of inventory and demand for the ultimate production into which inventory will be converted. During the period ended September 30, 2019, Basic determined that due to decreased demand for rigs and equipment manufactured by Basic's wholly owned subsidiary, Taylor Industries, LLC, the subsidiary would change its focus to servicing and providing parts for previously manufactured equipment. Related to this change in strategy, certain manufacturing inventories were determined not to be fully recoverable. Taylor Industries recorded an increase in reserves for excess and obsolete inventory of $3.9 million, and included in direct expense in our Other Services segment in our consolidated statement of operations.
2. Property and Equipment
The following table summarizes the components of property and equipment (in thousands):

	September 30, 2019	December 31, 2018
Land	$20,351	$21,431
Buildings and improvements	40,392	40,524
Well service units and equipment	130,300	122,694
Fracturing/test tanks	119,999	123,550
Pumping equipment	102,294	103,689
Fluid services equipment	79,426	78,524
Disposal facilities	83,655	63,229
Rental equipment	65,775	62,642
Light vehicles	30,563	27,080
Brine and fresh water stations	4,374	3,296
Software	925	857
Other	4,415	4,257
Contract drilling equipment	—	9,846
Property and equipment, gross	682,469	661,619
Less accumulated depreciation and amortization	275,591	212,818
Property and equipment, net	$406,878	$448,801

Basic is obligated under various finance leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under finance leases and included above (in thousands):

	September 30, 2019	December 31, 2018
Fluid services equipment	$35,595	$35,034
Pumping equipment	22,958	48,929
Light vehicles	22,245	18,376
Rental equipment	1,131	—
Contract drilling equipment	—	314
Well service units and equipment	—	199
Property and equipment under finance lease, cost	81,929	102,852
Less accumulated amortization	30,000	31,954
Property and equipment under finance lease, net	$51,929	$70,898
During the period ended September 30, 2019, based on the Company's evaluation of the demand for contract drilling services, the Company's management decided to divest all nine of Basic's contract drilling rigs and related ancillary equipment, having a carrying value of $9.3 million. The Company determined that the carrying value of these assets may not be fully recoverable upon liquidation. The fair value of assets was determined after considering third-party estimates of expected liquidation value, and an impairment of $3.2 million was recognized on the consolidated statement of operations during the quarter ended September 30, 2019. The remaining carrying value of $6.1 million was transferred to assets held for sale, which is included in other current assets on the Company's consolidated balance sheets. The divestiture of the contract drilling rig assets does not represent part of Basic's asset base, revenue base, or a strategic shift for the Company. Basic's estimate of expected cash flows which may result from the sale of equipment may differ from actual cash received due to excess capacity in the industry.

3. Intangible Assets
Basic had trade names of $3.4 million as of September 30, 2019, and December 31, 2018. Trade names have a 15-year life and are tested for impairment when triggering events are identified.
Basic’s intangible assets subject to amortization were as follows (in thousands):

	September 30, 2019	December 31, 2018
Trade names	$3,410	$3,410
Other intangible assets	48	48
Intangible assets	3,458	3,458
Less accumulated amortization	652	474
Intangible assets subject to amortization, net	$2,806	$2,984
Amortization expense of intangible assets for the three and nine months ended September 30, 2019 and 2018 was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Intangible asset amortization expense	$59	$60	$178	$178

4. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	September 30, 2019	December 31, 2018
10.75% Senior Notes due 2023	$300,000	$300,000
Finance leases and other notes	45,643	60,909
Unamortized discounts and deferred financing costs	(9,505)	(11,169)
Total long-term debt	336,138	349,740
Less current portion	22,627	27,039
Total non-current portion of long-term debt	$313,511	$322,701
Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of the Senior Notes and the short-term portions of the fair value discount of finance leases (in thousands):

	September 30, 2019	December 31, 2018
Unamortized discount on Senior Notes	$2,301	$2,731
Unamortized discount on finance leases - short-term	120	479
Unamortized deferred debt issuance costs	7,084	7,959
Total unamortized discounts and deferred financing costs	$9,505	$11,169

Interest Expense
Basic’s interest expense for the three and nine months ended September 30, 2019, and 2018, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Cash payments for interest	$1,580	$8,266	$22,310	$24,408
Change in accrued interest	9,236	56	8,050	3,046
Amortization of discounts	265	967	789	3,709
Amortization of deferred debt costs	590	214	1,745	586
Commitment and other fees paid	12	1,338	36	3,141
Other	46	55	73	95
Total interest expense	$11,729	$10,896	$33,003	$34,985

Senior Secured Notes
On October 2, 2018, the Company issued $300.0 million aggregate principal amount of 10.75% senior secured notes due 2023 (the “Senior Notes”) in an offering exempt from registration under the Securities Act. The Senior Notes were issued at a price of 99.042% of par to yield 11%. The Senior Notes are secured by a first-priority lien on substantially all of the assets of the Company and the subsidiary guarantors other than accounts receivable, inventory and certain related assets. Net proceeds from the offering of approximately $290.0 million were used to repay the Company’s existing indebtedness under the Amended and Restated Term Loan Agreement, to repay the Company’s outstanding borrowings under its previous credit facility (the "Prior ABL Facility"), and for general corporate purposes.
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
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the New ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the New ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of September 30, 2019, Basic had no borrowings and $37.7 million of letters of credit outstanding under the New ABL Facility.

5. Leases
Basic adopted ASU No. 2016-02, Topic 842 - Leases, effective January 1, 2019. This ASU requires lessees to recognize an operating lease right-of-use ("ROU") asset and liability on the balance sheet for all operating leases with an initial lease term greater than twelve months.
ASU 2018-11 Leases – Targeted Improvements, allows for a practical expedient wherein all periods previously reported under ASC 840 will continue to be reported under ASC 840, and periods beginning January 1, 2019 and after are reported under ASC 842. Basic elected to adopt this practical expedient along with the package of practical expedients, which allows Basic to combine lease and non-lease costs, and not to assess whether existing or expired land easements that were not previously accounted for as leases under Topic 840 are or contain a lease under this Topic.
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
As a lessee, Basic leases its corporate office headquarters in Fort Worth, Texas, and conducts its business operations through various regional offices located throughout the United States. These operating locations typically include regional offices, storage and maintenance yards, disposal facilities and employee housing sufficient to support its operations in the area. Basic leases most of these properties under either non-cancelable term leases many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses, or month-to-month operating leases. Options to renew these leases are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease. Basic also leases supplemental equipment, typically under cancellable short-term or contracts which are less than 30 days. Due to the nature of the Company's business, any option to renew these short-term leases is generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
Operating lease expense consists of rent expense related to leases that were included in ROU assets under Topic 842. Basic recognizes operating lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable operating lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of facilities or office equipment (for example, copiers), which totaled approximately $0.3 million and $0.8 million during the three and nine months ended September 30, 2019, respectively. Prepaid rent totaled $0.1 million at September 30, 2019.

The following table summarizes the components of the Company's lease expense recognized for the three and nine months ending September 30, 2019, excluding variable lease and prepaid rent costs (in thousands):

	Three Months Ended September 30, 2019	Nine Months Ended September 30, 2019
Operating lease expense:
Short-term operating lease expense	$1,118	$4,630
Long-term operating lease expense	2,178	6,533
Total operating lease expense	$3,296	$11,163
Finance lease expense:
Amortization of right-of-use assets	$4,052	$13,388
Interest on lease liabilities	1,239	3,957
Total finance lease expense	$5,291	$17,345
Supplemental information related to leases was as follows:

September 30, 2019
Operating leases
Weighted average remaining lease term	3.0 years
Weighted average discount rate	15.2%
Finance leases
Weighted average remaining lease term	2.2 years
Weighted average discount rate	8.1%
Supplemental cash flow information related to leases was as follows for the nine months ended September 30, 2019 (in thousands):

Nine Months Ended September 30, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,163
Operating cash outflows from finance leases	3,957
Financing cash outflows from finance leases	23,209
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,597
Finance leases	$7,943

Supplemental balance sheet information related to leases was as follows as of September 30, 2019, and December 31, 2018 (in thousands):

	September 30, 2019	December 31, 2018
Right-of-Use Assets under Operating Leases
Operating lease right-of-use assets	$17,248	$20,819

Operating lease right-of-use liabilities, current portion	5,459	5,649
Operating lease right-of-use liabilities, long-term portion	11,789	15,170
Total operating lease liabilities	$17,248	$20,819

Right-of-Use Assets under Finance Leases
Property and equipment, at cost	$81,929	$102,852
Less accumulated depreciation	30,000	31,954
Property and equipment, net	$51,929	$70,898

Current portion of long-term debt	$22,747	$27,519
Long-term debt	22,896	33,390
Total finance lease liabilities	$45,643	$60,909
The Company adopted ASU 2016-02 on January 1, 2019 and as required, the following disclosure is provided for periods prior to adoption. Future annual minimum lease payments and capital lease commitments as of December 31, 2018 and September 30, 2019 were as follows (in thousands):

	December 31, 2018
	Operating Leases	Finance Leases
2019	$8,179	$27,519
2020	6,323	19,322
2021	5,438	10,697
2022	4,696	3,233
2023	1,248	83
Thereafter	1,215	55
Total lease payments	$27,099	$60,909

	September 30, 2019
	Operating Leases	Finance Leases
2019	$2,060	$6,241
2020	7,075	20,840
2021	5,712	12,567
2022	4,807	5,250
2023	1,257	810
Thereafter	1,091	55
Total lease payments	$22,002	$45,763
Impact of discounting	(4,754)	(120)
Discounted value of operating lease obligations	$17,248	$45,643

6. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of the Company's Senior Notes as of September 30, 2019 and December 31, 2018:

		September 30, 2019		December 31, 2018
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
		(In thousands)
10.75% Senior Notes due 2023	1	$297,699	$244,997	$297,269	$257,806
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturities of these instruments.
Basic did not have any assets or liabilities that were measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018.
7. Asset Retirement Obligation
The Company has the obligation to plug and remediate its saltwater disposal wellsites when the assets are to be retired. This asset retirement obligation ("ARO") includes plugging inactive assets, removal of surface equipment, and returning the land to its original state. The Company records a liability for the fair value of asset retirement obligations ("AROs") that we can reasonably estimate, on a discounted basis, in the period in which the asset is acquired. The fair value of the liability is calculated using discounted cash flow techniques and based on internal estimates and assumptions related to (i) future retirement costs, (ii) expected remaining lives of the assets (iii) future inflation rates, and (iv) credit adjusted risk-free interest rates. Significant increases or decreases in these assumptions could result in a significant change to the fair value measurement. During the quarter ended September 30, 2019, Basic revised our estimated ARO liability upward by $6.4 million based on updated data gathered from increasing plugging and abandoning activity incurred during 2019.
The following table presents activity in our AROs (in thousands):

Nine Months Ended September 30,
2019
Balance as of January 1, 2019	$2,587
Additions	280
Revision in estimate	6,140
Disposals	(124)
Expenditures	(159)
Accretion expense	607
Balance as of September 30, 2019	$9,331

8. Commitments and Contingencies
Environmental
Basic is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. Basic continues to monitor the status of these laws and regulations.
Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management recognizes that by the very nature of its business, material costs could be incurred in the near term to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Litigation
From time to time, Basic is a party to litigation or other legal proceedings that Basic considers to be a part of the ordinary course of business. The Company is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity.
State Tax
In 2014, Basic was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report was issued in the second quarter of 2018 for this audit, and the Company will appeal the preliminary report through the redetermination process. Based upon the Company's analysis, the potential liability associated with this audit ranges from $6.0 million to $24.0 million. This range could potentially change in future periods as the appeal and redetermination process progresses. Net of good faith payments made by the Company, the Company currently has recorded a $4.5 million liability. Interest expense associated with the taxes for the nine months ended September 30, 2019, of $0.2 million is included in approximately $1.9 million of accrued interest on the liability.
On August 15, 2019, the Company was notified by the Oklahoma Tax Commission (the "OTC") that the tax court had issued findings, conclusions, and recommendations in an on-going tax case related to tax years 2006 through 2008. Based on the ruling and the advice of our Oklahoma tax counsel, the Company decided to negotiate a settlement with the OTC. The Company's analysis is that the potential liability associated with the settlement may range from $2.3 million to $3.5 million. The Company recorded $2.3 million of income tax and interest payable, which are included as accrued expenses on our consolidated balance sheets, and the related expense during the quarter ended September 30, 2019.
Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $2.0 million, $1.0 million, and $0.4 million, respectively. Basic has a $1.0 million deductible per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.
9. Stockholders’ Equity
Common Stock
In the second quarter of 2019, Basic granted certain members of management time-based restricted stock awards representing an aggregate 533,160 shares of common stock of the Company, which vest over a three-year period and are subject to accelerated vesting under certain circumstances. On May 21, 2018, Basic’s Board of Directors (the "Board") made grants of time-based restricted stock awards representing an aggregate 48,400 shares of common stock of the Company to non-employee members of the Board. These grants were subject to vesting over a period of ten months and were subject to accelerated vesting under certain circumstances.
10. Incentive Plan
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
During the nine month period ended September 30, 2019, and 2018, compensation expenses related to share-based arrangements under the MIP and the LTIP, including restricted stock, restricted stock units and stock option awards, were approximately $7.8 million and $22.0 million, respectively.
During the three months ended September 30, 2019, and 2018, compensation expenses related to share-based arrangements under the MIP and LTIP, including restricted stock, restricted stock units and stock option awards, were approximately $1.2 million and $5.6 million, respectively. The decrease in compensation expense is primarily related to forfeiture credits in Q3 2019 related to an executive resignation.

Basic did not recognize a tax benefit for compensation expense recognized during the three and nine month periods ended September 30, 2019 and 2018.
At September 30, 2019, there was $5.8 million unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 2.1 years.
Stock Option Awards
The fair value of each stock option is estimated on the date of grant using the Black-Scholes-Merton option-pricing model. Stock options granted under the MIP and the LTIP expire ten years from the date they are granted, and vest over a three-year service period. Total expenses related to stock options in three and nine month periods ended September 30, 2019, were approximately $0.8 million and $2.4 million, respectively. Stock option expenses for the three and nine months ended September 30, 2018, were $0.8 million, $3.5 million, respectively. Future expense for all options is expected to be approximately $0.5 million in total through February 2020.
The following table reflects changes during the nine-month period and a summary of stock options outstanding at September 30, 2019:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual	Intrinsic
	Options	Exercise	Term	Value
Non-statutory stock options:	Granted	Price	(Years)	(000's)
Outstanding, beginning of period	595,736	$39.23
Options granted	—	—
Options forfeited	(6,474)	$40.12
Options exercised	—	—
Options expired	(77,704)	$39.30
Outstanding, end of period	511,558	$39.23	7.3	$—
Exercisable, end of period	341,052	$39.23	7.3	$—
Vested or expected to vest, end of period	170,506	$39.23	7.3	$—
 There were no stock options exercised during the nine months ended September 30, 2019, and 2018.
Restricted Stock Unit Awards
Time-based
 A summary of the status of Basic’s non-vested restricted stock units at September 30, 2019, and changes during the nine months ended September 30, 2019, are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Restricted Stock Units	Value Per Unit
Non-vested at beginning of period	191,302	$16.59
Granted during period	653,160	2.53
Vested during period	(73,976)	16.17
Forfeited during period	(148,560)	5.78
Non-vested at end of period	621,926	$1.28
 Valuation of time vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-vesting restricted stock units vested in nine months ended September 30, 2019 and 2018, was $299,000 and $474,000, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Performance-based
 A summary of the status of Basic’s non-vested performance-based grants at September 30, 2019, and changes during the nine months ended September 30, 2019, are presented in the following table:

		Weighted Average
	Number of	Grant Date Fair
Non-vested Units	Performance Stock Units	Value Per Unit
Non-vested at beginning of period	682,985	$27.27
Granted during period	—	—
Vested during period	(218,541)	36.33
Forfeited during period	(138,019)	28.66
Non-vested at end of period	326,425	$25.63
The total fair value of performance-based restricted stock units vested during the nine months ended September 30, 2019, and 2018 was $1.0 million and $5.4 million, respectively, and was measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Restricted Stock Awards
On May 15, 2019, the Board made grants of time-based restricted stock awards representing an aggregate 120,000 shares of common stock of the Company to non-employee members of the Board. These grants are subject to vesting fully on the first anniversary of the grant date and are subject to accelerated vesting under certain circumstances.
In the second quarter of 2019, the Board also made grants of time-based restricted stock awards representing an aggregate 533,160 shares of common stock of the Company to certain members of management. These grants are subject to vesting over a three-year period and are subject to accelerated vesting under certain circumstances.
The total fair value of restricted stock awards vested during the nine months ended September 30, 2019, and 2018 was $33,000 and $77,000, respectively, and was measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Phantom Stock Awards
On March 21, 2019, the Compensation Committee of the Board approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. The aggregate number of phantom shares issued on March 22, 2019, was 370,350. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 22, 2020, and are subject to accelerated vesting in certain circumstances. Total expense related to phantom stock granted to key employees in nine-month periods ended September 30, 2019 and 2018, was approximately $114,000 and $596,000, respectively.
On May 15, 2019, the Compensation Committee of the Board made grants of phantom restricted stock to certain members of management. The aggregate number of phantom shares issued on May 15, 2019 to certain members of management was 524,160. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on May 15, 2020, and are subject to accelerated vesting in certain circumstances. Total expense related to this grant in nine-month period ended September 30, 2019, was approximately $123,000.
On May 15, 2019, the Compensation Committee of the Board made grants of phantom restricted stock to non-employee members of the Board. The number of phantom shares issued on May 15, 2019 to non-employee members of the Board was 54,000. These grants remain subject to vesting fully on the first anniversary of the grant date, and are subject to accelerated vesting in certain circumstances. Total expense related to this grant in nine-month period ended September 30, 2019 was approximately $35,000.
In the second quarter of 2019, the Compensation Committee of the Board approved grants of phantom performance-based restricted stock to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period. The number of phantom shares to be issued will range from 0% to 150% of the 1,069,320 target number of phantom shares. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-half increments on May 15, 2021, and 2022 (subject to accelerated vesting in certain circumstances). Phantom shares are recorded as a liability at fair value calculated using a Monte Carlo valuation and are included in other current liabilities. Total expense related to performance-

based phantom stock in the nine-month period ended September 30, 2019 was approximately $160,000.

11. Revenues
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
As of September 30, 2019, accounts receivable related to products and services were $123.7 million compared to $144.8 million at December 31, 2018. At September 30, 2019, the Company had $1.8 million of contract assets and $778,000 of contract liabilities on its consolidated balance sheet compared to $1.1 million of contract assets and $855,000 of contract liabilities on its consolidated balance sheet at December 31, 2018. Contract assets are included in Trade Receivables, and contract liabilities are included in Other Current Liabilities on our consolidated balances sheets.
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
The following table sets forth certain financial information with respect to Basic’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Completion & Remedial Services	Well Servicing	Water Logistics	Other Services	Total
Nine Months Ended September 30, 2019
Primary Geographical Markets
Permian Basin	$62,932	$91,165	$82,982	$8,160	$245,239
Texas Gulf Coast	6,733	22,394	28,627	—	57,754
ArkLaTex & Mid-Continent	101,443	28,868	34,010	10,917	175,238
Rocky Mountain	58,535	18,620	17,465	—	94,620
West Coast	—	16,838	—	—	16,838
Corporate (Intercompany)	(4,746)	(2,108)	(8,001)	(9,420)	(24,275)
Total	$224,897	$175,777	$155,083	$9,657	$565,414
Major Products or Service Line
Fracturing	$66,342	$—	$—	$—	$66,342
Rental Tool Revenue	60,027	—	—	—	60,027
Coiled Tubing	43,875	—	—	—	43,875
Snubbing	3,137	—	—	—	3,137
Well Servicing	—	148,065	—	—	148,065
Plugging	—	20,307	—	—	20,307
Transport/Vacuum	—	—	93,740	—	93,740
Hot Oiler	—	—	16,437	—	16,437
Production and Disposal Facilities	—	—	15,637	—	15,637
Other	51,516	7,405	29,269	9,657	97,847
Total	$224,897	$175,777	$155,083	$9,657	$565,414
Timing of Revenue Recognition
Products transferred at a point in time	$—	$—	$—	$1,302	$1,302
Products and services transferred over time	224,897	175,777	155,083	8,355	564,112
Total	$224,897	$175,777	$155,083	$9,657	$565,414
Nine Months Ended September 30, 2018
Primary Geographical Markets
Permian Basin	$102,059	$88,427	$94,302	$9,220	$294,008
Texas Gulf Coast	11,663	21,290	26,644	—	59,597
ArkLaTex & Mid-Continent	172,864	28,150	33,234	11,709	245,957
Rocky Mountain	76,869	20,681	25,798	—	123,348
Eastern USA	3,609	5,560	—	—	9,169
West Coast	—	22,520	—	—	22,520
Corporate (Intercompany)	(6,541)	(2,096)	(4,251)	(7,343)	(20,231)
Total	$360,523	$184,532	$175,727	$13,586	$734,368
Major Products or Service Line
Fracturing	$165,597	$—	$—	$—	$165,597
Rental Tool Revenue	66,153	—	—	—	66,153
Coiled Tubing	52,487	—	—	—	52,487
Snubbing	9,654	—	—	—	9,654
Well Servicing	—	157,766	—	—	157,766
Plugging	—	19,219	—	—	19,219
Transport/Vacuum	—	—	107,932	—	107,932
Hot Oiler	—	—	15,084	—	15,084
Production and Disposal Facilities	—	—	17,853	—	17,853
Other	66,632	7,547	34,858	13,586	122,623
Total	$360,523	$184,532	$175,727	$13,586	$734,368
Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$3,331	$3,331
Products and services transferred over time	360,523	184,532	175,727	10,255	731,037
Total	$360,523	$184,532	$175,727	$13,586	$734,368

	Completion & Remedial Services	Well Servicing	Water Logistics	Other Services	Total
Three Months Ended September 30, 2019
Primary Geographical Markets
Permian Basin	$21,162	$29,231	$25,048	$2,670	$78,111
Texas Gulf Coast	1,390	7,356	10,043	—	18,789
ArkLaTex & Mid-Continent	28,179	9,716	10,665	717	49,277
Rocky Mountain	20,062	6,404	5,395	—	31,861
West Coast	—	4,981	—	—	4,981
Corporate (Intercompany)	(791)	(594)	(2,700)	(569)	(4,654)
Total	$70,002	$57,094	$48,451	$2,818	$178,365
Major Products or Service Line
Fracturing Equipment	$17,326	$—	$—	$—	$17,326
Rental Tool Revenue	19,572	—	—	—	19,572
Coiled Tubing	15,248	—	—	—	15,248
Snubbing	1,034	—	—	—	1,034
Well Servicing	—	47,481	—	—	47,481
Plugging	—	7,227	—	—	7,227
Transport/Vacuum	—	—	30,277	—	30,277
Hot Oiler	—	—	4,950	—	4,950
Production and Disposal Facilities	—	—	4,574	—	4,574
Other	16,822	2,386	8,650	2,818	30,676
Total	$70,002	$57,094	$48,451	$2,818	$178,365
Timing of Revenue Recognition
Products transferred at a point in time	$—	$—	$—	$—	$—
Products and services transferred over time	70,002	57,094	48,451	2,818	178,365
Total	$70,002	$57,094	$48,451	$2,818	$178,365
Three Months Ended September 30, 2018
Primary Geographical Markets
Permian Basin	$29,344	$31,046	$31,647	$3,598	$95,635
Texas Gulf Coast	3,509	6,635	9,156	—	19,300
ArkLaTex & Mid-Continent	58,692	10,271	10,913	6,080	85,956
Rocky Mountain	26,513	7,546	9,190	—	43,249
Eastern USA	652	1,090	—	—	1,742
West Coast	—	8,341	—	—	8,341
Corporate (Intercompany)	(2,732)	(615)	(1,367)	(3,175)	(7,889)
Total	$115,978	$64,314	$59,539	$6,503	$246,334
Major Products or Service Line
Fracturing Equipment	$49,076	$—	$—	$—	$49,076
Rental Tool Revenue	23,511	—	—	—	23,511
Coiled Tubing	17,328	—	—	—	17,328
Snubbing	2,213	—	—	—	2,213
Well Servicing	—	55,098	—	—	55,098
Plugging	—	6,685	—	—	6,685
Transport/Vacuum	—	—	35,889	—	35,889
Hot Oiler	—	—	4,696	—	4,696
Production and Disposal Facilities	—	—	6,158	—	6,158
Other	23,850	2,531	12,796	6,503	45,680
Total	$115,978	$64,314	$59,539	$6,503	$246,334
Timing of revenue recognition
Products transferred at a point in time	$—	$—	$—	$2,601	$2,601
Products and services transferred over time	115,978	64,314	59,539	3,902	243,733
Total	$115,978	$64,314	$59,539	$6,503	$246,334

12. Loss Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share for the three and nine months ended September 30, 2019 and 2018 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

	(Unaudited)		(Unaudited)

Numerator (both basic and diluted):
Net loss	$(38,877)	$(27,336)	$(94,130)	$(97,921)
Denominator:
Denominator for basic and diluted loss per share	25,606,264	26,509,944	26,551,592	26,430,681
Basic loss per common share:	$(1.52)	$(1.03)	$(3.55)	$(3.70)
Diluted loss per common share:	$(1.52)	$(1.03)	$(3.55)	$(3.70)
The Company has issued potentially dilutive instruments such as unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive.
The following table sets forth weighted average shares outstanding of potentially dilutive instruments for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Stock options	511,558	608,688	511,558	608,688
Warrants	2,066,576	2,066,576	2,066,576	2,066,576
Weighted average unvested restricted stock	631,742	86,761	326,054	37,656
Total	3,209,876	2,762,025	2,904,188	2,712,920

13. Business Segment Information
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
The following table sets forth certain financial information with respect to Basic’s reportable segments for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Completion
	& Remedial	Well	Water	Other
	Services	Servicing	Logistics	Services	Corporate	Total

Three Months Ended September 30, 2019 (Unaudited)
Operating revenues	$70,002	$57,094	$48,451	$2,818	$—	$178,365
Direct operating costs	(53,825)	(43,510)	(34,783)	(6,348)	—	(138,466)
Segment profits	$16,177	$13,584	$13,668	$(3,530)	$—	$39,899
Depreciation and amortization	$13,930	$5,608	$7,774	$64	$1,803	$29,179
Capital expenditures	$2,494	$1,622	$7,273	$—	$212	$11,601
Three Months Ended September 30, 2018 (Unaudited)
Operating revenues	$115,978	$64,314	$59,539	$6,503	$—	$246,334
Direct operating costs	(89,777)	(50,591)	(42,785)	(7,246)	—	(190,399)
Segment profits	$26,201	$13,723	$16,754	$(743)	$—	$55,935
Depreciation and amortization	$16,563	$6,533	$7,214	$314	$2,130	$32,754
Capital expenditures	$10,664	$4,921	$6,710	$43	$804	$23,142
Nine Months Ended September 30, 2019 (Unaudited)
Operating revenues	$224,897	$175,777	$155,083	$9,657	$—	$565,414
Direct operating costs	(176,918)	(135,752)	(107,611)	(13,191)	—	(433,472)
Segment profits	$47,979	$40,025	$47,472	$(3,534)	$—	$131,942
Depreciation and amortization	$40,898	$16,464	$22,824	$189	$5,293	$85,668
Capital expenditures	$17,634	$13,127	$22,300	$123	$712	$53,896
Identifiable assets	$205,950	$82,819	$115,693	$5,483	$257,684	$667,629
Nine Months Ended September 30, 2018 (Unaudited)
Operating revenues	$360,523	$184,533	$175,727	$13,585	$—	$734,368
Direct operating costs	(279,963)	(145,303)	(127,716)	(14,691)	—	(567,673)
Segment profits	$80,560	$39,230	$48,011	$(1,106)	$—	$166,695
Depreciation and amortization	$45,638	$18,196	$22,978	$1,097	$6,241	$94,150
Capital expenditures	$32,002	$17,227	$17,488	$553	$1,558	$68,828
Identifiable assets	$245,273	$105,287	$115,803	$5,203	$307,404	$778,970

The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Segment profits	$39,899	$55,935	$131,942	$166,695
General and administrative expenses	(32,125)	(39,599)	(102,450)	(132,038)
Depreciation and amortization	(29,179)	(32,754)	(85,668)	(94,150)
Loss on disposal of assets	(837)	(191)	(2,634)	(3,891)
Asset impairment	(3,216)	$—	(3,216)	—
Operating loss	$(25,458)	$(16,609)	$(62,026)	$(63,384)

14. Recent Accounting Pronouncements
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
In June 2016, the FASB issued ASU 2016-13, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected. In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2019. Basic is currently evaluating the impact of this pronouncement on its consolidated financial statements
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. Basic is currently evaluating the impact of this pronouncement on its consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of wellsite services to oil and natural gas drilling and producing companies, including Completion & Remedial Services, Well Servicing, Water Logistics and Other Services.
Our total hydraulic horsepower (“HHP”) decreased to 479,470 at the end of the third quarter of 2019 compared to 516,465 for the third quarter of 2018. Our weighted average HHP capacity decreased from 522,565 at January 1, 2018, to 479,470 at September 30, 2019. Our weighted average number of fluid service trucks decreased to 795 in the third quarter of 2019 from 870 in the third quarter of 2018. Our weighted average number of Well Servicing rigs decreased from 310 in the third quarter of 2018 to 307 in the third quarter of 2019.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following for the nine months ended September 30, 2019 and 2018 (dollars in millions):

	Nine Months Ended September 30,
	2019		2018
Revenues:
Completion & Remedial Services	$224.9	40%	$360.5	49%
Well Servicing	175.8	31%	184.6	25%
Water Logistics	155.1	27%	175.7	24%
Other Services	9.6	2%	13.6	2%
Total revenues	$565.4	100%	$734.4	100%
During 2018 and through the third quarter of 2019, oil prices have remained depressed though relatively stable. We expect our customers' capital programs to remain comparatively conservative during the remainder of 2019, as the Exploration and Production sector is under pressure to grow within the limits of operating cash flow.
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
Selected Acquisitions and Divestitures
During the year ended December 31, 2018, and through the first nine months of 2019, we did not enter into or complete any business acquisitions or divestitures.
Segment Overview
Completion & Remedial Services
During the first nine months of 2019, our Completion & Remedial Services segment represented approximately 40% of our revenues. Revenues from our Completion & Remedial Services segment are derived from a variety of services designed to complete and stimulate oil and natural gas production or place cement slurry within the wellbores. Our Completion & Remedial Services segment includes fracturing equipment, pumping services, rental and fishing tool operations, coiled tubing services, nitrogen services, snubbing and underbalanced drilling.
Our pumping services concentrate on providing primary and remedial cementing and acidizing services, as well as various fracturing services in selected markets. Our total HHP capacity was approximately 479,470 horsepower at September 30, 2019.

In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately.
The following is an analysis of our Completion & Remedial Services segment for each of the quarters in 2018, the full year ended December 31, 2018 and the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 (dollars in thousands):

	Total	Frac		Segment
	HHP	HHP	Revenues	Profits %
2018:
First Quarter	522,565	413,300	$117,597	24%
Second Quarter	516,465	407,800	$126,948	21%
Third Quarter	516,465	386,050	$115,978	21%
Fourth Quarter	513,000	386,050	$108,933	21%
Full Year	513,000	386,050	$469,456	22%
2019:
First Quarter	489,270	360,800	$76,834	17%
Second Quarter	479,000	344,500	$78,061	24%
Third Quarter	479,470	344,500	$70,002	23%
The decrease in Completion & Remedial Services revenue to $70.0 million in the third quarter of 2019 from $78.1 million in the second quarter of 2019 resulted from declines in our fracturing and coiled tubing lines of business. Segment profits as a percentage of revenue decreased marginally to 23% in the third quarter of 2019 from 24% in second quarter of 2019.
Well Servicing
During the first nine months of 2019, our Well Servicing segment represented 31% of our revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
The following is an analysis of our Well Servicing segment for each of the quarters in 2018, the full year ended December 31, 2018, and the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019:

	Weighted
	Average		Rig	Revenue
	Number		Utilization	Per Rig	Profits Per	Segment
	of Rigs	Rig hours	Rate	Hour	Rig hour	Profits %
2018:
First Quarter	310	168,500	76%	$338	$62	18%
Second Quarter	310	181,600	82%	$348	$83	24%
Third Quarter	310	180,300	82%	$357	$76	21%
Fourth Quarter	310	159,600	72%	$368	$71	19%
Full Year	310	690,000	78%	$353	$73	21%
2019:
First Quarter	310	165,000	74%	$367	$81	22%
Second Quarter	308	155,200	70%	$375	$85	23%
Third Quarter	307	149,000	68%	$383	$91	24%

Rig utilization was 68% in the third quarter of 2019, down from 70% in the second quarter of 2019. The decreased utilization rate in the third quarter of 2019 resulted from a marginal decrease in customer demand and activity and slightly improved pricing, primarily for our 24-hour rig packages. Our segment profit percentage increased slightly to 24% for the third quarter of 2019 compared to 23% in the second quarter of 2019.
Water Logistics
During the first nine months of 2019, our Water Logistics segment represented approximately 27% of our revenues. Revenues in our Water Logistics segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, wellsite construction and maintenance services. The Water Logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our Water Logistics segment. Water Logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base Water Logistics operations. Revenues from our wellsite construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as fracturing water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
The following is an analysis of our Water Logistics operations for each of the quarters in 2018, the full year ended December 31, 2018 and the quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 (dollars in thousands):

	Weighted
	Average
	Number of		Trucking	Pipeline
	Fluid Service	Truck	Volumes	Volumes		Segment
	Trucks	Hours	(in bbls)	(in bbls)	Revenue	Profits %
2018:
First Quarter	960	479,600	6,414,800	1,551,000	$56,509	28%
Second Quarter	903	486,800	6,912,900	2,064,000	$59,679	26%
Third Quarter	870	448,200	6,898,200	2,526,000	$59,539	28%
Fourth Quarter	837	438,500	6,659,000	3,221,000	$55,556	29%
Full Year	891	1,853,100	26,884,900	9,362,000	$231,283	28%
2019:
First Quarter	818	424,100	6,620,000	3,050,000	$55,601	33%
Second Quarter	814	403,200	6,778,000	3,174,000	$51,031	30%
Third Quarter	795	382,500	6,956,000	3,807,000	$48,451	28%
Revenue for the Water Logistics segment decreased to $48.5 million in the third quarter of 2019 compared to $51.0 million in the second quarter of 2019 as a result of decreased levels of trucking utilization. Segment profit percentage decreased slightly to 28% in the third quarter of 2019 from 30% in the second quarter of 2019 primarily due to the effect of reduced revenues on lower production-related demand.
Other Services
During the first nine months of 2019, our Other Services segment represented approximately 2% of our revenues. Revenues from our Other Services segment are derived from our contract drilling operations, which consist of drilling of new wells, and our rig manufacturing operations.
Within our contract drilling operations, we typically charge our drilling rig customers a daily rate, or a rate based on footage at an established rate per number of feet drilled. Depending on the type of job, we may also charge by the project. We measure the activity level of our drilling rigs on a weekly basis by calculating a rig utilization rate based on a seven-day workweek per rig.

We also manufacture rigs and other related equipment for internal purposes as well as to sell to outside companies. Our rig manufacturing operation also performs large-scale refurbishments and maintenance services to used workover rigs. As a result of decreased demand for newly manufactured rigs, the Company increased reserves for unrecoverable inventory by $3.9 million during the third quarter of 2019, as our manufacturing entity turns its focus to providing services and parts for previously manufactured equipment.
The following is an analysis of our contract drilling operations for each of the quarters in 2018, the full year ended December 31, 2018, and quarters ended March 31, 2019, June 30, 2019 and September 30, 2019 (dollars in thousands):

	Weighted
	Average	Rig			Contract
	Number of	Operating	Revenue Per	Profits Per	Drilling	Segment
	Rigs	Days	Drilling Day	Drilling Day	Profits %	Profits %
2018:
First Quarter	11	175	$17.3	$2.7	16%	(17)%
Second Quarter	11	91	$25.7	$6.5	25%	7%
Third Quarter	11	129	$27.7	$6.5	24%	(11)%
Fourth Quarter	11	184	$22.1	$4.8	23%	11%
Full Year	11	579	$22.4	$4.9	22%	(1)%
2019:
First Quarter	11	115	$24.2	$5.9	20%	8%
Second Quarter	9	90	$24.9	$5.0	20%	(13)%
Third Quarter	9	92	$26.9	$8.1	28%	(125)%
Contract drilling revenue per drilling day increased to $26,900 in the third quarter of 2019 compared to $24,900 in the second quarter of 2019 due to improved pricing. Contract drilling profit percentage increased to 28% in the third quarter of 2019 compared to 20% in the second quarter of 2019, while segment loss margin was 125% in the third quarter, compared to a loss margin of 13% in the second quarter of 2019. The segment decrease is related to reduced demand for newly manufactured capital equipment in the third quarter for 2019.
During the third quarter of 2019, the Company recognized an asset impairment of $3.2 million related to Contract Drilling assets, and transferred $6.3 million of equipment to Assets Held for Sale, which is included in Current Assets on our Consolidated Balance Sheet.
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
Results of Operations
The following is a comparison of our results of operations for the three and nine months ended September 30, 2019, compared to the three and nine months ended September 30, 2018. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended September 30, 2019 Compared to Three Months Ended September 30, 2018
Revenues. Revenues decreased by 28% to $178.4 million during the third quarter of 2019 from $246.3 million during the same period in 2018. This decrease was primarily due to decreased activity, particularly in our

Completion & Remedial Services segment, by our customers as Exploration & Production companies are increasingly graded on production of free cash flow rather than growth of reserves.
Completion & Remedial Services revenues decreased by 40% to $70.0 million during the third quarter of 2019 compared to $116.0 million in the same period in 2018, as exploration and production companies continue to curtail capital spending. Total HHP decreased to 479,470 at September 30, 2019 from 516,465 at September 30, 2018. Weighted average HHP decreased to 479,470 for the third quarter of 2019 from 516,000 in the third quarter of 2018.
Well Servicing revenues decreased by 11% to $57.1 million during the third quarter of 2019 compared to $64.3 million during the same period in 2018. The decrease was driven by a decrease in 24-hour work and relatively flat pricing of our equipment packages, primarily due to decreases in customer demand. Our weighted average number of Well Servicing rigs decreased to 307 during the third quarter of 2019 compared to 310 during the third quarter of 2018. Utilization decreased to 68% in the third quarter of 2019, compared to 82% in the comparable quarter of 2018 due to decreased demand. Revenue per rig hour in the third quarter of 2019 was $383, increasing from $357 in the comparable quarter of 2018 due to rate increases to customers.
Water Logistics revenues decreased by 19% to $48.5 million during the third quarter of 2019 compared to $59.5 million in the same period in 2018. Our revenue decrease was mainly due to declines in production related services in the third quarter of 2019. Pipeline water volumes increased by 51% to 3.8 million barrels or 35% of total disposal volumes compared to 2.5 million barrels or 27% of total disposal volumes in the third quarter of 2018. Our weighted average number of fluid service trucks decreased to 795 during the third quarter of 2019 compared to 870 in the same period in 2018, related to the increase in piped water.
Other Services segment revenues decreased by 57% to $2.8 million during the third quarter of 2019 compared to $6.5 million in the same period in 2018. The number of rig operating days decreased to 92 in the third quarter of 2019 from 129 in the third quarter of 2018. The decrease in revenue was due to decreases in manufacturing revenue.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased 27% to $138.5 million during the third quarter of 2019 from $190.4 million in the same period in 2018, primarily due to decreases in Completion & Remedial segment activity and corresponding decreases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the Completion & Remedial Services segment decreased by 40% to $53.8 million during the third quarter of 2019 compared to $89.8 million for the same period in 2018 due primarily to decreased activity levels, especially in our pumping and fracturing services. Segment profits remained constant at 23% of revenues during the third quarter of 2019 compared to the same period in 2018.
Direct operating expenses for the Well Servicing segment decreased by 14% to $43.5 million during the third quarter of 2019 compared to $50.6 million for the same period in 2018. The decrease in direct operating expenses corresponds to decreased workover and plugging activity levels, however rate increases to customers resulted in segment profits increasing slightly to 24% of revenues during the third quarter of 2019 from 21% for the same period in 2018.
Direct operating expenses for the Water Logistics segment decreased by 19% to $34.8 million during the third quarter of 2019 compared to $42.8 million for the same period in 2018 due to decreased production related activities. Segment profits remained constant at 28% of revenues during the third quarter of 2019 compared to the same period in 2018, despite declines in revenue due to higher margin pipeline revenues.
Direct operating expenses for the Other Services segment decreased 12% to $6.3 million, which includes a charge for unrecoverable inventory of $3.9 million, during the third quarter of 2019 compared to $7.2 million for the same period in 2018. Segment loss for third quarter of 2019 was 125%, up from a segment loss of 11% during the third quarter of 2018 due to increased reserves for unrecoverable manufacturing inventory of $3.9 million, which was a charge to direct expense.
General and Administrative Expenses. General and administrative expenses decreased by 19% to $32.1 million during the third quarter of 2019 from $39.6 million for the same period in 2018. Stock-based compensation expense was $1.2 million and $5.6 million during the third quarter of 2019 and 2018, respectively. In addition, in the third quarter of 2019, our Chief Executive Officer announced his departure, which required the Company to accrue additional severance compensation charges of $0.8 million. This charge was offset by a reversal of non-cash share compensation expense $2.3 million, related to the accounting treatment of unvested shares forfeitures. For the same period in 2018, we incurred strategic realignment costs of approximately $2.3 million.

Depreciation and Amortization Expenses. Depreciation and amortization expenses were $29.2 million during the third quarter of 2019 compared to $32.8 million for the same period in 2018.
Interest Expense. Interest expense increased to $11.7 million during the third quarter of 2019 compared to $10.9 million during the third quarter of 2018. Interest expense consisted primarily of interest on our Senior Notes and capital leases. The decrease is related to interest on the Prior ABL Facility, which was extinguished in the fourth quarter of 2018.
Income Tax Benefit. Income tax expense during the third quarter of 2019 was $2.0 million compared to no income tax expense in the same period in 2018. Tax expense in the third quarter was related to the write-off of unrecoverable Oklahoma state income taxes receivable and related accrual of state income tax expense of $1.2 million. Our effective tax rate during the third quarter of 2019 and 2018 was approximately 5% and 0%, respectively.
Nine Months Ended September 30, 2019 Compared to Nine Months Ended September 30, 2018
Revenues. Revenues decreased by 23% to $565.4 million during the nine months ended September 30, 2019 from $734.4 million during the same period in 2018. This decrease was primarily due to decreased activity, particularly in our Completion & Remedial Services segment, by our customers as Exploration & Production companies are increasingly graded on production of free cash flow rather than growth of reserves.
Completion & Remedial Services revenues decreased by 38% to $224.9 million during the nine months ended September 30, 2019 compared to $360.5 million in the same period in 2018. The decrease in revenue between these periods was primarily due to decreased activity, particularly in our fracturing and pumping lines of business. Total HHP decreased to 479,470 at September 30, 2019, from 516,465 at September 30, 2018. Weighted average HHP decreased to 489,410 for the nine months ended September 30, 2019, from 516,000 in the same period of 2018.
Well Servicing revenues decreased by 5% to $175.8 million during the nine months ended September 30, 2019, compared to $184.5 million during the same period in 2018. The decrease was driven by a decrease in 24-hour work and in pricing of our equipment packages, primarily due to decreases in customer demand. Our weighted average number of Well Servicing rigs decreased to 307 during the nine months ended September 30, 2019, compared to 310 during same period 2018. Utilization decreased to 71% in the nine months ended September 30, 2019, compared to 80% in the comparable period of 2018 due to declines in production related activity. Revenue per rig hour in the nine months ended September 30, 2019 was $375, increasing from $348 in the comparable period of 2018.
Water Logistics revenues decreased by 12% to $155.1 million during the nine months ended September 30, 2019, compared to $175.7 million in the same period in 2018, mainly due to decreases in customer demand. Pipeline water volumes increased 62% to 10.0 million barrels or 33% of total disposal volumes during the nine months ended September 30, 2019, compared to 6.1 million barrels or 23% of total disposal volumes during the nine months ended September 30, 2018. Our weighted average number of fluid service trucks decreased to 809 during the nine months ended September 30, 2019, compared to 909 in the same period in 2018, as pipeline volumes increased.
Other Services revenues decreased by 29% to $9.7 million during the nine months ended September 30, 2019, compared to $13.6 million in the same period in 2018. This decrease is related to decreases in rig manufacturing activity and the decreased number of rig operating days to 297 in the nine months ended September 30, 2019, from 395 in the comparable period of 2018.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $433.5 million during the nine months ended September 30, 2019, from $567.7 million in the same period in 2018, primarily due to decreases in activity and corresponding decreases in employee headcount and wages to adapt to current activity levels.
Direct operating expenses for the Completion & Remedial Services segment decreased by 37% to $176.9 million during the nine months ended September 30, 2019, compared to $280.0 million for the same period in 2018. Segment profits were relatively stable at 21% of revenues during the nine months ended September 30, 2019, compared to 22% for the same period in 2018, as decreases in direct cost kept pace with decreased revenues.
Direct operating expenses for the Well Servicing segment decreased by 7% to $135.8 million during the nine months ended September 30, 2019, compared to $145.3 million for the same period in 2018. Segment profits increased to 23% of revenues during the nine months ended September 30, 2019, from 21% for the same period in 2018 due to improved cost management.

Direct operating expenses for the Water Logistics segment decreased by 16% to $107.6 million during the nine months ended September 30, 2019, compared to $127.7 million for the same period in 2018. Segment profits were 31% of revenues during the nine months ended September 30, 2019, compared to 27% for the same period in 2018, due to higher margin pipeline revenues.
Direct operating expenses for the Other Services segment included a charge of $3.9 million for unrecoverable manufacturing inventory, and decreased 10% to $13.2 million during the nine months ended September 30, 2019 compared to $14.7 million for the same period in 2018. Segment loss increased to 37% of revenues during the nine months ended September 30, 2019, from a segment loss of 8% during the nine months ended September 30, 2018, mainly due to the increased reserve expense for unrecoverable manufacturing inventory during nine months ended September 30, 2019 .
General and Administrative Expenses. General and administrative expenses decreased by 22% to $102.5 million during the nine months ended September 30, 2019, from $132.0 million for the same period in 2018. Stock-based compensation expense was $7.8 million and $22.0 million during the nine months ended September 30, 2019, and 2018, respectively. During the nine months ended September 30, 2019, G&A included: one-time charges related to consulting fees of $0.9 million for reclamation of tax refund for the 2007 tax year, $1.2 million in fees for an acquisition deal that we chose not to pursue, and $0.8 million in severance, and a related decrease in non-cash share compensation expense due to the forfeiture of unvested shares related to the CEO's departure. During the nine months ended September 30, 2018, one-time costs included: $6.0 million accrued expense for Texas State Sales Tax audit settlement, $3.9 million for executive retirement, $3.1 million for bad debt related to one customer, and $4.6 million for consulting fees related to our realignment in 2018.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $85.7 million during the nine months ended September 30, 2019, compared to $94.2 million for the same period in 2018. The decrease is mainly related to reduced capital spending during the nine months ended September 30, 2019.
Interest Expense. Interest expense decreased to $33.0 million during the nine months ended September 30, 2019 compared to $35.0 million during the nine months ended September 30, 2018. Interest expense consisted primarily of interest on our Senior Notes and capital leases. The decrease in interest expense was related to interest on the balance outstanding under our Prior ABL Facility, which was extinguished in the fourth quarter of 2018.
Income Tax Expense. Income tax expense during the nine months ended September 30, 2019, was $0.1 million compared to $0.2 million for the same period in 2018. On March 1, 2019, we filed an amended 2007 federal tax return under section 172(f) of the Internal Revenue Code of 1986, as amended which allowed us to carry-back and recover workers’ compensation expenses in years we had Net Operating Losses "NOL" for 10 years. We carried back approximately $5.3 million of expense to 2007, which allowed us to claim a refund of $1.9 million of 2007 taxes. The net effect of this transaction was a tax benefit and a reduction of our NOL of $1.8 million in the first quarter of 2019, offset by write-offs of unrecoverable Oklahoma state income taxes receivable of $0.8 million, and accrual for state income taxes payable of $1.2 million. Our effective tax rate during the nine months ended September 30, 2019, and 2018 was approximately 0.1% and 0.2%, respectively.
Liquidity and Capital Resources
Our current primary capital resources are cash flow from our operations, availability under our New ABL Facility, the ability to enter into finance leases, the ability to incur additional secured indebtedness, and a cash balance of $50.5 million at September 30, 2019. We had $50.4 million of available borrowing capacity under the New ABL Facility at September 30, 2019.
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

Share Repurchase Program
On May 31, 2019, we announced that the Board authorized a share repurchase plan whereby we may repurchase up to $5.0 million of our outstanding shares of common stock beginning on June 4, 2019 for a period of 12 months. We are authorized to repurchase our common stock from time to time in open market purchases or in private transactions in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued as determined by the Board. During the year ended September 30, 2019, we repurchased approximately 2,547,920 shares of common stock at a weighted average purchase price of $1.88 per share. The total remaining share authorization as of September 30, 2019 was $0.2 million.
Net Cash Provided by Operating Activities
Cash provided by operating activities was $28.5 million for the nine months ended September 30, 2019, a decrease compared to cash provided by operating activities of $56.4 million during the same period in 2018. Operating cash flow provided in the first nine months of 2019 decreased compared to the same period in 2018 due to lower working capital levels as accounts payable decreased by $31.6 million during the nine months ended September 30, 2019.
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
Capital Expenditures
Cash capital expenditures during the first nine months of 2019 were $46.3 million, compared to $48.6 million in the same period of 2018. We added $7.9 million of leased assets through our finance lease program and other financing arrangements during the first nine months of 2019 compared to $16.6 million of leased asset additions in the same period in 2018.
We currently have planned capital expenditures for the full year of 2019 of approximately $58.3 million, including finance leases of $7.9 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Contractual Obligations
Outside of the normal course of our business, as of September 30, 2019, there have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2018.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Net Operating Losses
As of September 30, 2019, we had approximately $860.9 million of NOLs, for federal income tax purposes, which begin to expire in 2032 and $323.4 million of NOLs for state income tax purposes, which begin to expire in 2019. NOLs generated after 2017 are carried forward indefinitely and are limited to 80% of taxable income. NOLs generated prior to 2018 continue to be carried forward for 20 years and have no 80% limitation on utilization.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2019, a valuation allowance of $192.0 million was recorded against our net deferred tax assets for all jurisdictions that are not expected to be realized.
Recent Accounting Pronouncements
Our consideration of recent accounting pronouncements is included in Note 14. "Recent Accounting Pronouncements" to the consolidated financial statements included in this quarterly report.

Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three and nine months ended September 30, 2019, or the year ended December 31, 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies as increasing oil and natural gas prices also increase activity in our areas of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2019, at the reasonable assurance level.
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
ITEM 1A. RISK FACTORS
During the quarter ended September 30, 2019, there have been no material changes in our risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2018, except for the following:
If we do not successfully manage the transition associated with the resignation of our chief executive officer and the appointment of a new chief executive officer, it could have an adverse impact on our business.
T.M. “Roe” Patterson announced on September 13, 2019 that he plans to resign from his position as our chief executive officer and a member of our board of directors in order to pursue other interests. The Company has begun an executive search for a new chief executive officer. Although Mr. Patterson has agreed to provide consulting services to us following his separation until December 31, 2021, leadership transitions can be inherently difficult to manage, and an inadequate transition to a new chief executive officer may cause disruption to our business. In addition, if we are unable to attract and retain a qualified candidate to become our chief executive officer in a timely manner, our ability to meet our financial and operational goals and strategic plans may be adversely impacted. This may also make it more difficult for us to retain and hire key management and other team members.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchase for the three months ended September 30, 2019 (dollars in thousands):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (1)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (1)
July 1 - July 31	1,188,624	$1.94	1,188,624	$—
August 1 - August 31	763,102	1.48	763,102	—
September 1 - September 30	—	—	—	—
Total	1,951,726	$1.76	1,951,726	$221

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
4.6#
First Supplemental Indenture, dated as of August 22, 2019, by and among Agua Libre Midstream LLC, Agua Libre Holdco LLC, Agua Libre Asset Co LLC, Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent.

10.1*†
Separation and Release Agreement, dated September 13, 2019, by and between the Company and T.M. Patterson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 13, 2019).

10.2#†	Amendment to Separation and Release Agreement dated October 25, 2019, by and between the Company and T.M. Patterson
10.3#
Supplement No. 1 to Security Agreement, dated as of August 22, 2019, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and Bank of America, N.A., as administrative agent.

10.4#	Supplement No. 1 to Security Agreement, dated as of August 22, 2019, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as collateral agent.
31.1#
Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

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

Date: November 1, 2019