Form 10-K
period 2019-12-31
BASIC ENERGY SERVICES, INC.
filed 2020-03-13
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2019
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
(817) 334-4100
Securities registered pursuant to Section 12(b) of the Act:
___________________________________________________________________________________________________________________

Title of Class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value per share*	BASX*	The OTCQX Best Market*
* Until December 2, 2019, Basic Energy Services, Inc.'s common stock traded on the New York Stock Exchange under the symbol "BAS". On December 3, 2019, Basic Energy Service, Inc.’s common stock began trading on the OTCQX® Best Market tier of the OTC Markets Group Inc. Deregistration under Section 12(b) of the Act will become effective 90 days after the December 17, 2019 filing date of the Form 25.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☑	Smaller reporting company	☑
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $48,848,836 as of June 30, 2019, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $1.90 per share and 25,709,914 shares held by non-affiliates).
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 24,983,699 shares of the registrant’s common stock outstanding as of March 12, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2020 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III.

BASIC ENERGY SERVICES, INC.

ii

CAUTIONARY STATEMENT
REGARDING FORWARD-LOOKING STATEMENTS
This annual report contains certain statements that are, or may be deemed to be, “forward-looking statements” within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. These statements are subject to risks and uncertainties. These statements may relate to, but are not limited to, information or assumptions about us, our capital and other expenditures, dividends, financing plans, capital structure, cash flows, pending legal or regulatory proceedings and claims, general economic conditions, future economic performance, operating income, costs savings and management's plans, strategies, goals and objectives for future operations and goals. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends affecting the financial condition of our business. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including, among other things, the risk factors discussed in Item 1A of this annual report and other factors, most of which are beyond our control.
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
Important factors that may affect our expectations, estimates or projections include:
•the recent decline in, and substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;
•competition within our industry;
•our ability to satisfy our liquidity needs, including our ability to generate sufficient liquidity or cash flow or to obtain sufficient financing to fund our operations or otherwise meet our obligations as they come due in the future;
•the effects of future acquisitions or dispositions on our business;
•our ability to achieve the benefits expected from disposition and acquisition transactions, including the C&J Transaction (as described below);
•uncertainties about our ability to successfully execute our business and financial plans and strategies;
•our access to current or future financing arrangements, including ability to raise funds in the capital market or from other financing sources;
•changes in customer requirements in markets or industries we serve;
•availability and cost of equipment;
•general economic and market conditions;
•public health crises, such as the worldwide COVID-19 or coronavirus outbreak beginning in early 2020, which could impact economic conditions;
•operating hazards and other risks incidental to our services;
•energy efficiency and technology trends;
•our ability to replace or add workers at economic rates;
•our borrowing capacity, covenant compliance under instruments governing any of our existing or future indebtedness and cash flows;
•negative impacts of the delisting of the Company’s common stock from the New York Stock Exchange; and
•environmental and other governmental regulations.
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
This annual report includes market share data, industry data and forecasts that we obtained from internal company surveys (including estimates based on our knowledge and experience in the industry in which we operate), market research, consultant surveys, publicly available information, industry publications and surveys. These sources include Baker Hughes Incorporated, the Association of Energy Service Companies (“AESC”), and the Energy Information Administration of the United States ('U.S.") Department of Energy (“EIA”). Industry surveys and publications, consultant surveys and forecasts generally state that the information contained therein has been obtained from sources believed to be reliable. Although we believe such information is accurate and reliable, we have not independently verified any of the data from third-party sources cited or used for our management’s industry estimates, nor have we ascertained the underlying economic assumptions relied upon therein. Statements as to our position relative to our competitors or as to market share refer to the most recent available data.
iii

PART I
ITEMS 1. AND 2.     BUSINESS AND PROPERTIES
General
We provide wellsite services in the United States to oil and natural gas production companies, with a focus on well servicing, water logistics, and completion and remedial services which are trusted, safe, and reliable. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the wellsite. We were organized in 1992 as Sierra Well Service, Inc., a Delaware corporation, and in 2000 we changed our name to Basic Energy Services, Inc. References to “Basic,” the “Company,” “we,” “us” or “our” in this report refer to Basic Energy Services, Inc., and, unless the context otherwise suggests, its wholly owned subsidiaries and its controlled subsidiaries.
Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, California, and Colorado. Our operations are focused on liquids-rich basins that have historically exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Bakken, Eagle Ford, Haynesville, and Denver-Julesburg. Following the closing of the C&J Transaction (as defined below) on March 9, 2020, we have also increased our presence in California. We provide our services to a diverse group of over 2,000 oil and gas companies.
Our current operating segments are Well Servicing, Water Logistics, and Completion & Remedial Services. These segments were selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. Prior to December 2019, the Company operated an Other Services segment, which was comprised of contract drilling services and manufacturing and rig servicing. Contract drilling was discontinued as a service in the third quarter of 2019, and manufacturing and rig servicing was realigned with Well Servicing. Our Pumping Services Division, which was included in the Completion & Remedial Services segment was discontinued in the fourth quarter of 2019, and related assets and liabilities were divested or transferred to Assets or Liabilities Held for Sale on the Company's Consolidated Balance Sheet. The results of both the Pumping Services Division and contract drilling services are included in Discontinued Operations in the Company's Statement of Operations. The following is a description of our business segments included in continuing operations:
•Well Servicing - Our Well Servicing segment (40% of our continuing revenues in 2019) operates our fleet of 306 active well servicing rigs and related equipment. Together with C&J Well Services rigs, we will operate 477 active rigs including 411 high spec rigs. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and the completion of the well bore to initiate production of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.
•Water Logistics - Our Water Logistics segment (35% of our continuing revenues in 2019) utilizes our fleet of 762 fluid service trucks and related assets, including specialized tank trucks, storage tanks, pipelines, water wells, disposal facilities and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide maintenance services. These services are required in most workover and completion and remedial projects and are routinely used in daily producing well operations.
•Completion & Remedial Services - Our Completion & Remedial Services segment (25% of our continuing revenues in 2019) operates an array of specialized rental equipment and fishing tools, coiled tubing units, snubbing units, thru-tubing, and air compressor packages specially configured for underbalanced drilling operations.
Our Competitive Strengths
We believe that the following competitive strengths currently position us well within our industry:
Experienced Management with Strong Corporate Infrastructure - Our leadership team is responsible for maintaining a culture of safety and integrity to support our diversified operations through best-in-class safety and environmental, information and technology, finance and accounting, and human resources management. Our long-tenured regional management team has extensive knowledge of customer relationships, personnel management, accident prevention, and equipment maintenance in their respective local markets, which are key drivers of our operating profitability. Our management structure allows us to promote a safety culture, monitor operating performance on a daily basis, maintain financial, accounting and asset management controls, integrate acquisitions, prepare timely financial information and manage risk.
Extensive Domestic Footprint in the Most Prolific Basins - Our operations are focused on liquids-rich basins located in the United States that have exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Eagle Ford, and Haynesville shale plays. We operate in states that account for approximately 98% of U.S. onshore oil and natural gas production. We believe our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts.
Diversified Service Offering for Further Revenue Growth and Reduced Volatility - We believe our range of wellsite services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of 96 area offices position us to market our full range of wellsite services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.
Significant Market Position - We maintain a leading market share for each of our lines of business within our core operating areas: the Permian Basin of West Texas and Southeast New Mexico, the Gulf Coast region of South Texas and Louisiana, the Central region of North Texas, Oklahoma, Arkansas, Louisiana and Kansas, California, and Colorado. Our goal is to be the most trusted provider of the services we provide in each of our core operating areas. Our position in each of these markets allows us to expand the range of services performed throughout the life of the well.
Modern and Competitive Fleet - We operate a modern fleet matched to the needs of the local markets in each of our business segments. We are driven by a desire to maintain one of the most efficient, reliable and safest fleets of equipment in the country, and we have an established program to routinely monitor and evaluate the condition of our equipment. We selectively refurbish equipment to maintain the quality of our service and to provide a safe working environment for our personnel. We believe that by maintaining a modern and active asset base, we are better able to earn our customers’ business while reducing the risk of potential downtime.
Our Business Strategy
The key components of our business strategy include:
Establishing and Maintaining Leadership Positions in Core Operating Areas - We strive to establish and maintain market leadership positions within our core operating areas. To achieve this, we promote a culture of safety, which is important to our customers and employees, and offer trusted services and equipment that meet the scope of customers objectives. Our leading presence in our core operating areas facilitates employee retention and provides us with brand recognition.
Developing Additional Service Offerings Within the Well Servicing Market - We intend to continue broadening the portfolio of services we provide to our clients by utilizing our well servicing infrastructure. A customer typically begins a maintenance or workover project by securing access to a well servicing rig, which stays on site for the duration of the project. As a result, our rigs are often the first equipment to arrive at the wellsite and typically the last to leave, providing us the opportunity to offer our customers other complementary services. We believe the fragmented nature of the well servicing market creates an opportunity to sell more services to our core customers and to expand our total service offering within each of our markets. We expect to continue to develop or selectively acquire capabilities to provide additional services to expand and further strengthen our customer relationships.
Pursuing Growth Through Selective Capital Deployment and Divestitures - We intend to grow our business through selective acquisitions and investments with high returns. We believe that consolidation in our industry is necessary and continuously look for acquisition opportunities that align with our organization. We also look for opportunities to divest unprofitable lines of business and convert those less profitable assets into new technology and new lines of business that leverage our existing business model.
Recent Developments
On March 9, 2020, we entered into a Purchase Agreement (the “Purchase Agreement”) with Ascribe Investments III LLC, a Delaware limited liability company (“Ascribe”), NexTier Holding Co., a Delaware corporation (“Seller”) and C&J Well Services, Inc., a Delaware corporation, and wholly owned subsidiary of Seller (“CJWS”).
Pursuant to the Purchase Agreement, among other things, (i) Seller transferred and delivered to the Company and the Company purchased and acquired from Seller, all of the issued and outstanding shares of capital stock of CJWS held by Seller (the “Stock Purchase”), such that CJWS became a wholly-owned subsidiary of the Company; (ii) as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller certain 10.75% senior secured notes due October 2023 issued by the Company to Ascribe in an aggregate amount equal to $34,350,000 (the “Ascribe Senior Notes”); (iii) Ascribe entered into an Exchange Agreement, dated March 9, 2020, with the Company (the “Exchange Agreement”) pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of newly issued common stock equivalent preferred stock, designated as “Series A Participating Preferred Stock,” par value $0.01 per share, of the Company (the “Series A Preferred Stock”) and (b) an amount in cash approximately equal to $1,466,793 (the “Exchange Transaction” and, together with the Stock Purchase and the other transactions contemplated by the Purchase Agreement, the “C&J Transaction”), and (iv) the Company agreed to hire Jack Renshaw as a Senior Vice President, Western Region, upon consummation of the C&J Transaction.
The Purchase Agreement
Pursuant to the Purchase Agreement, Seller received consideration in the aggregate amount of $93,700,000 comprised of (i) cash consideration equal to $59,350,000 (subject to customary reductions for indebtedness and transaction expenses, as well as post-closing working capital adjustments) and (ii) the Ascribe Senior Notes transferred to Seller by Ascribe (on behalf of the Company) as described above. In connection with the C&J Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of the Company or a change of control of the Company (the “Make-Whole Payment”).
The Exchange Agreement
Pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company issued to Ascribe 118,805 shares of newly issued Series A Preferred Stock of the Company, which constitutes 83% of the equity interest in the Company. Upon consummation of the Exchange Transaction, the Company’s public shareholders owned approximately 14.94% of the equity interests in the Company and Ascribe held approximately 85.06%.
The Company has issued and outstanding $300 million principal amount of the 10.75% Senior Secured Notes due 2023 (the “Notes”), issued pursuant to that certain Indenture, dated as of October 2, 2018 (the “Base Indenture”) by and among the Company, the guarantors party thereto and UMB Bank, National Association, as trustee and collateral agent (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 22, 2019, by and among the Company, the guarantors party thereto and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Under the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company paid to Ascribe an amount in cash equal to, $1,466,793, representing the accrued (but unpaid) interest, from and including the most recent date to which interest has been paid pursuant to the terms of the Notes and the Indenture but excluding the date of the closing of the C&J Transaction, on the aggregate principal amount of the Ascribe Senior Notes.
If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the “Make-Whole Reimbursement Amount”) either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company’s board of directors) and (b) subject to satisfaction of certain “Payment Conditions” set forth in the ABL Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause “(i)” of this paragraph, in additional Notes as permitted under the Indenture. In consideration of providing the Make-Whole Payment to Seller, the Company paid Ascribe $1 million in cash at the closing of the C&J Transaction.
Stockholders Agreement & Governance
In connection with the Exchange Agreement, the Company and Ascribe entered into a Stockholders Agreement. As contemplated by the Stockholders Agreement, simultaneously with the closing of the transactions contemplated by the Exchange Agreement, the board of directors was reconstituted from six directors to seven directors, comprised of (i) three Class I directors with terms to expire in 2020 (the “Class I Directors”), (ii) two Class II directors with terms to expire in 2021 (the “Class II Directors”) and (iii) two Class III directors with terms to expire in 2022 (the “Class III Directors”). Additionally, effective as of the closing of the C&J Transaction, each of Messrs. Timothy H. Day and Samuel E. Langford resigned from the Board and (a) Lawrence First was appointed as a Class I Director, (b) Derek Jeong was appointed as a Class II Director and (c) Ross Solomon was appointed as a Class III Director. Pursuant to the terms of the Stockholders Agreement, following the closing of the C&J Transaction and until the Board Rights Termination Date (as defined below), Ascribe is entitled to designate for nomination for election to the board of directors all members of the board of directors, provided that such designations must be made in a manner to ensure that at all times the board of directors is comprised of at least two independent directors. In addition, the Stockholders Agreement provides that certain actions of the Company and its subsidiaries require approval of a special committee of the Board comprised solely of at least two independent directors. The “Board Rights Termination Date” means the earlier to occur of (A) the date on which Ascribe Affiliated Entities (as defined below), collectively, no longer beneficially own 25% of the fully-diluted common equity of the Company (including the Series A Preferred Stock) and (B) the date on which Ascribe and its affiliates, collectively, no longer constitute the largest holder of fully-diluted common equity of the Company (including the Series A Preferred Stock). The “Ascribe Affiliated Entities” will be comprised of (x) Ascribe and each investment fund which Ascribe or its affiliates controls or for which Ascribe or its affiliates act as a manager or investment advisor and (y) each other person (including portfolio companies) in which person(s) described in clause (x) of this sentence holds a majority of the outstanding equity or voting securities.
The Senior Secured Promissory Note
Pursuant to the Exchange Agreement, the Company issued a Senior Secured Promissory Note on March 9, 2020, in favor of Ascribe in an aggregate principal amount equal to $15 million (the “Senior Secured Promissory Note”). The Senior Secured Promissory Note is secured by a lien upon certain of the Company’s existing and after-acquired property which are also secured by the Company’s existing senior secured notes. The proceeds of the Senior Secured Promissory Note were used to finance a portion of the purchase price consideration paid in connection with the Stock Purchase.
The Limited Consent and First Amendment to ABL Credit Agreement
The Company is party to that certain ABL Credit Agreement, dated October 2, 2018 (as amended, restated, amended and restated, supplemented or modified from time to time, the “ABL Credit Agreement”), with the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A., a national banking association (“Bank of America”), as administrative agent. In connection with the C&J Transaction, on March 9, 2020, the Company entered into that certain Limited Consent and First Amendment to ABL Credit Agreement by and among the Company, as borrower, the guarantors party thereto, the financial institutions party thereto and Bank of America, as administrative agent (the “ABL Amendment”), pursuant to which, among other things, the Company reduced the Aggregate Commitments (as defined in the ABL Credit Agreement) from $150 million to $120 million.
General Industry Overview
Our business is driven by expenditures of oil and gas companies. Our customers' spending is categorized as either an operating or a capital expenditure. Activities designed to add hydrocarbon reserves are classified as capital expenditures, while those associated with maintaining or accelerating production are categorized as operating expenses.
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
On March 9, 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of coronavirus, the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations, the posted price for West Texas Intermediate oil declined sharply and may continue to decline. Oil and natural gas commodity prices are expected to continue to be volatile. We cannot predict the duration or effects of this sudden decrease, but if the prices of oil and natural gas continues to decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.

Significant factors that are likely to affect 2020 commodity prices include the extent to which members of OPEC and other oil exporting nations continue to reduce oil export prices and increase production; the effect of U.S. energy, monetary, and trade policies; the pace of economic growth in the U.S. and throughout the world, including the potential for macro weakness; geopolitical and economic developments in the U.S. and globally; the outcome of the U.S. presidential election and subsequent energy and EPA policies; and overall North American natural gas supply and demand fundamentals, including the pace at which export capacity grows. While it is too soon to estimate how long oil prices may remain depressed, such depressed oil prices may impact the spending patterns of our customers. Thus, the demand for our services, our customer’s ability to undertake capital expenditures, and our operational results could be materially and adversely affected.
Capital expenditures by oil and gas companies tend to be sensitive to volatility in oil or natural gas prices because project decisions are tied to a return on investment spanning a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for even a short period of time, capital expenditure projects are routinely deferred until prices return to an acceptable level.
In contrast, both mandatory and discretionary operating expenditures are substantially more stable than exploration and drilling expenditures. Mandatory operating expenditure projects involve activities that cannot be avoided in the short term, such as regulatory compliance, safety, contractual obligations and projects to maintain the well and related infrastructure in operating condition (for example, repairs or replacement of wellbore production equipment, repairs to well casings to maintain mechanical integrity or well interventions to evaluate wellbore integrity). Discretionary operating expenditure projects may not be critical to the short-term viability of a lease or field, but these projects are relatively insensitive to commodity price volatility. Discretionary operating expenditure work is evaluated according to a simple short-term payout criterion that is far less dependent on commodity price forecasts.
Demand for services offered by our industry is a function of our customers’ willingness to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of commodity prices.
The table below sets forth average closing prices for the Cushing WTI Spot Oil Price and the Henry Hub Natural Gas Spot Price and the corresponding rig counts for oil and natural gas drilling rigs since 2016:

	Spot Price		Average Rig Count
Period:	Cushing WTI Oil ($/Bbl.)	Henry Hub Gas ($/Mcf.)	Oil	Natural Gas
1/1/2016	$43.14	$2.52	408	100
1/1/2017	50.88	2.99	703	172
1/1/2018	64.94	3.17	841	190
1/1/2019	56.98	2.57	774	169
12/31/2019	61.14	2.09	677	125

Source: U.S. Department of Energy. Data for each of the foregoing rig counts are based on information from the Baker Hughes rig count.
On February 28, 2020, the latest available month-end, the Cushing WTI Spot Oil Price and the Henry Hub Natural Gas Spot Price were $49.78 and $1.93, respectively. The rig counts for oil and natural gas drilling rigs as of the latest available date of March 6, 2020, were 659 and 109, respectively.
Overview of Our Segments and Services
Well Servicing Segment
Our Well Servicing segment encompasses a full range of services performed with a mobile well servicing rig, also commonly referred to as a workover rig, and ancillary equipment. Our rigs and personnel provide the means for hoisting equipment and tools into and out of the well bore, and our well servicing equipment and capabilities also facilitate most other services performed on a well. Our well servicing segment performs services to maintain and improve production throughout the productive life of an oil and natural gas well, which include:
•maintenance work involving removal, repair and replacement of down-hole equipment, and returning the well to production after these operations are completed;

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
Regardless of the type of work being performed on the well, our personnel and rigs are often the first to arrive at the wellsite and the last to leave. We typically charge our customers an hourly rate for these services, which varies based on a number of considerations including market conditions in each region, the type of rig and ancillary equipment required, and the necessary personnel.
Our actively marketed fleet included 306 well servicing rigs as of December 31, 2019. Our well servicing equipment operates from facilities in Texas, Wyoming, Oklahoma, North Dakota, New Mexico, Louisiana, Colorado, California, Arkansas, Utah, Montana, and Kansas. Following the closing of the C&J Transaction, we operate 477 well servicing rigs including 411 high spec rigs and have significantly increased our presence in California. Our well servicing rigs are mobile units that normally operate within a radius of approximately 75 to 100 miles from their respective bases.
The following table sets forth the location, characteristics and number of the well servicing rigs that we operated at December 31, 2019. We categorize our rig fleet by the rated height and capacity of the mast, which indicates the maximum weight that the rig is capable of lifting. The maximum weight our rigs are capable of lifting is the limiting factor in our ability to provide these services.

		Market Area
Rig Type:	Rated Capacity	Permian Basin	Gulf Coast	Central	Rocky Mountain	California	Inactive	Total
Swab	N/A	—	—	3	1	—	—	4
Light Duty	< 90 tons	—	—	—	—	2	—	2
Medium Duty	> 90 <125 tons	55	10	38	28	14	42	187
Heavy Duty	> 125 tons	73	14	9	11	—	6	113
Total		128	24	50	40	16	48	306

Maintenance - Regular maintenance is required throughout the life of a well to sustain optimal levels of oil and natural gas production. Regular maintenance currently comprises the largest portion of our work in this segment, and because ongoing maintenance spending is required to sustain production, we generally experience relatively stable demand for these services. We provide well service rigs, equipment and crews to our customers for these maintenance services. Maintenance services are often performed on a series of wells in proximity to each other and consist of routine mechanical repairs necessary to maintain production, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a natural gas well, and removing debris such as sand and paraffin, from the well. Other services include pulling the rods, tubing, pumps, and other downhole equipment out of the well bore to identify and repair a production problem. These downhole equipment failures are typically caused by the repetitive pumping action of an oil well. Corrosion, water cut, grade of oil, sand production, and other factors can also result in frequent failures of downhole equipment.
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
New Well Completion - New well completion services involve the preparation of newly drilled wells for production. The completion process may involve selectively perforating the well casing in the productive zones to allow oil or natural gas to flow into the well bore, stimulating and testing these zones and installing the production string and other downhole equipment. We provide well service rigs to assist in this completion process. Newly drilled wells are frequently completed by well servicing rigs to minimize the use of higher cost drilling rigs in the completion process. The completion process typically requires a few days to several weeks, depending on the nature and type of the completion, and require additional auxiliary equipment. Accordingly, completion services require less well-to-well mobilization of equipment and normally provide higher operating margins than regular maintenance work.
The demand for completion services is directly related to drilling activity levels, which are sensitive to expectations relating to and changes in oil and natural gas prices.
Workover - In addition to periodic maintenance, producing oil and natural gas wells occasionally require major repairs or modifications called workovers, which are typically more complex and more time consuming than maintenance operations. Workover services include extensions of existing wells to drain new formations either through perforating the well casing to expose additional productive zones not previously produced, deepening well bores to new zones or the drilling of lateral well bores to improve reservoir drainage patterns. Our workover rigs are also used to convert former producing wells to injection wells through which water or carbon dioxide is then pumped into the formation for enhanced oil recovery operations. Workovers also include major subsurface repairs such as repair or replacement of well casing, recovery or replacement of tubing and removal of foreign objects from the well bore. These extensive workover operations are normally performed by a workover rig with additional specialized auxiliary equipment, which may include rotary drilling equipment, mud pumps, mud tanks and fishing tools, depending upon the particular type of workover operation. Most of our well servicing rigs are designed to perform complex workover operations. A workover may require a few days to several weeks and additional auxiliary equipment. The demand for workover services is sensitive to oil and natural gas producers’ intermediate and long-term expectations for oil and natural gas prices. As oil and natural gas prices increase, the level of workover activity tends to increase as oil and natural gas producers seek to increase output by enhancing the efficiency of their wells.
Plugging and Abandonment - Well servicing rigs are also used in the process of permanently closing oil and natural gas wells no longer capable of producing in economic quantities. Plugging and abandonment work can be performed with a well servicing rig along with wireline and cementing equipment; however, this service is typically provided by companies that specialize in plugging and abandonment work. Many well operators bid this work on a “turnkey” basis, requiring the service company to perform the entire job, including the sale or disposal of equipment salvaged from the well as part of the compensation received, and comply with state regulatory requirements. Plugging and abandonment work can provide favorable operating margins and is less sensitive to oil and natural gas prices than drilling and workover activity since well operators must plug a well in accordance with state regulations when it is no longer productive. We perform plugging and abandonment work throughout our core areas of operation in conjunction with equipment provided by other service companies.
For further discussion of financial results for the Well Servicing segment, see Note 14, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Water Logistics Segment
Our Water Logistics segment provides oilfield fluid supply, transportation, storage, and midstream services. These services are required in most workover and are routinely used in daily producing well operations. These services include:
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
•the rental of portable fracturing tanks and test tanks used to store fluids on wellsites;
•the recycling and treatment of wastewater, including produced water and flowback, to be reused in the completion and production process; and
•the preparation, construction and maintenance of access roads, drilling locations, and production facilities.

This segment utilizes our fleet of fluid service trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment. The following table sets forth the type, number and location of the water logistics equipment that we operated at December 31, 2019:

	Market Area
Asset Type:	Rocky Mountain	Permian Basin	Central	Gulf Coast	Total
Saltwater Disposal Wells	5	33	38	11	87
Fresh/Brine Water Stations	2	29	—	8	39
Fluid Service Trucks	83	405	149	125	762
Fluid Storage Tanks	234	1,113	1,022	269	2,638
Requirements for minor or incidental water logistics are usually purchased on a “call out” basis and charged according to a published schedule of rates. Larger projects, such as servicing the requirements of a multi-well drilling program or fracturing program, generally involve a bidding process. We compete for both services on a call out basis and for multi-well contract projects.
We provide a full array of fluid sales, transportation, storage, treatment, and disposal services required on most workover, completion and remedial projects. Our breadth of capabilities in this segment allows us to serve as a one-stop source of equipment and services for our customers. Many of our smaller competitors in this segment can provide some, but not all, of the equipment and services required by oil and gas operators, requiring them to use several companies to meet their requirements and increasing their administrative burden.
Our water logistics segment has a base level of business volume related to the regular maintenance of oil and natural gas wells. Most oil and natural gas fields produce residual saltwater in conjunction with oil or natural gas. This residual water remains the legal property of the producer throughout the disposal process. We transport and dispose of this water using several different methods. Fluid service trucks pick up this fluid from tank batteries at the wellsite and transport it to a saltwater disposal well for injection. Water can also be transported from the tank battery to the saltwater disposal well by pipeline. Pipelining of water increased throughout the year, and represented approximately 38% of total disposal volumes in the fourth quarter of 2019. This type of regular maintenance work must be performed if a well is to remain active. Our ability to outperform competitors in this segment depends on our ability to achieve significant economies relating to logistics, specifically the proximity between the areas where saltwater is produced and the areas where our company-owned disposal wells are located. We operate saltwater disposal wells in most of our markets, and our ownership of these disposal wells eliminates the need to pay third parties a fee for disposal.
Completion, remedial, and workover activities also provide the opportunity for higher operating margins from tank rentals and fluid sales. Drilling and workover jobs typically require fresh or brine water for drilling mud or circulating fluid used during the job. Completion and workover procedures often also require large volumes of water for fracturing operations, which involves stimulating a well hydraulically to increase production. Flowback fluids, spent mud, and fluids from drilling and completion activities are required to be transported from the wellsite to an approved disposal facility. Water treatment solutions are also utilized by customers to treat produced water and flowback, in order to be reused during the production and completion process.
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
Agua Libre Midstream - At December 31, 2019, we owned 87 saltwater disposal wells through our wholly owned subsidiary, Agua Libre Midstream LLC ("Agua Libre," "Agua Libre Midstream"). Our disposal wells have an average permitted injection capacity of over 7,500 bbls per day per well and are strategically located in close proximity to our customers’ producing wells. Basic fluid service trucks frequently transport the fluids that are disposed of to these saltwater disposal wells. Most oil and natural gas wells produce varying amounts of saltwater throughout their productive lives. In the states in which we operate, oil and natural gas wastes and saltwater produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted saltwater disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells, allowing us to salvage residual crude oil that we later sell.

Fresh and Brine Water Stations - Our network of fresh and brine water stations, particularly in the Permian Basin where surface water is normally not available, is used to supply water necessary for the drilling and completion of oil and natural gas wells. Our strategic locations, in combination with our other fluid handling services, give us a competitive advantage over other service providers in those areas in which these other companies cannot provide these services.
Fluid Storage Tanks - Our fluid storage tanks can store up to 500 barrels of fluid and are used by oilfield operators to store various fluids at the wellsite, including fresh water, brine and acid for fracturing jobs, flowback, temporary production and mud storage. We transport the tanks on our trucks to well locations that are usually within a 50-mile radius of our nearest yard. Fracturing tanks are used during all phases of the life of a producing well. We typically rent fluid services tanks at daily rates for a minimum of three days.
Water Transportation - At December 31, 2019, we owned and operated 762 fluid service trucks, each equipped with an average fluid hauling capacity of up to 150 barrels. Each fluid service truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our fluid service trucks are also used to transport water to fill fracturing tanks on well locations, including fracturing tanks provided by us and others, to transport produced saltwater to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our fracturing tanks, we mainly use our fluid service trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our fluid service trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells. Fluid service trucks are usually provided to oilfield operators within a 50-mile radius of our nearest yard.
Water Treatment Services - We utilize a number of water treatment methods in order to treat produced water and flowback that is transported to one of several treatment locations throughout our geographic footprint. Treated water is then sold to customers to be reused for fracturing or other oil and gas-related uses on wells. We typically charge for these services on a per-bbl basis.
For further discussion of financial results for the Water Logistics segment, see Note 14, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Completion & Remedial Services Segment
Our Completion & Remedial Services segment provides oil and natural gas operators with a package of services that include: rental and fishing tools, coiled tubing, snubbing services, thru-tubing, and underbalanced drilling in low pressure and fluid sensitive reservoirs.
This segment operates 24 air compressor packages, including foam circulation units, for underbalanced drilling, 32 snubbing units and 9 coiled tubing units for cased-hole measurement and pipe recovery services.
The following table sets forth the type, number and location of the completion and remedial services equipment that we operated at December 31, 2019:

	Market Area
Asset Type:	Central	Rocky Mountain	Permian Basin	Total
Air/Foam Packages	11	—	13	24
Snubbing Units	29	—	3	32
Rental and Fishing Tool Stores	6	—	7	13
Coiled Tubing Units	2	7	—	9
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

Coiled tubing services involve the use of a continuous metal pipe spooled on a large reel for oil and natural gas well interventions, including wellbore maintenance, plugging and abandonment, nitrogen services, thru-tubing services, and formation stimulation using acid and other chemicals.
Our snubbing service business utilizes specialized equipment to run or remove pipe and other associated downhole tools into a wellbore. This process is accomplished with a wellbore having surface pressure or with the anticipation of surface pressure. Our snubbing services are utilized for both routine and non-routine workover, completion and remedial activities.
For further discussion of financial results for the Completion & Remedial Services segment, see Note 14, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Discontinued Operations
Our Pumping Services Division focused primarily on lower horsepower cementing, acidizing and fracturing services markets. Our other services segment employed drilling rigs and related equipment to drill new wells. For further discussion of financial results for discontinued operations, see Note 2, Discontinued Operations of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Properties
Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We currently conduct our business from 96 area offices, 55 of which we own and 41 of which we lease. Each office typically includes a yard, administrative office and maintenance facility. Of our 96 area offices, 64 are located in Texas. Additionally, we have seven area offices in each of New Mexico and Oklahoma, four area offices in Colorado, three area offices in Louisiana, North Dakota and Wyoming, two area offices in California, and one area office in each of Kansas, Montana, and Arkansas. With the C&J Transaction, we will initially add approximately 30 offices.
Customers
We serve numerous major and independent oil and gas companies that are active in our core areas of operations. In the current market conditions, the loss of any current material customers could have an adverse effect on our business operations until the equipment is redeployed. During each of 2019 and 2018, our top five customers accounted for 26% and 24% of our revenues, respectively. Occidental Petroleum Corp. comprised 12% of our revenues in 2019. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
Operating Risks and Insurance
Though we make every effort to maintain a safety-focused culture, our operations are subject to hazards inherent in the oil and natural gas industry, such as accidents, blowouts, explosions, craters, fires, and oil spills that may cause personal injury or loss of life, damage to or destruction of property, equipment and the environment, and suspension of operations.
In addition, claims for loss of oil and natural gas production and damage to formations can occur in the well services industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in us being named as a defendant in lawsuits asserting large claims.
Because our business involves the transportation of heavy equipment and materials, we may also experience traffic accidents that may result in spills, property damage and personal injury.
Despite our efforts to maintain high safety standards, from time to time, we have suffered accidents in the past and anticipate that we could experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability and our relationships with customers, employees, and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of damage awards, could adversely affect the cost of, or our ability to obtain workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.
Although we maintain insurance coverage of types and amounts that we believe to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. We do maintain employer’s liability, pollution, cargo, umbrella, comprehensive commercial general liability, workers’ compensation, and limited physical damage insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover any losses or liabilities, or that this insurance will continue to be available or available on terms that are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on us.
Competition
Our competition includes small regional contractors as well as larger companies with international operations. We believe our largest well servicing competitors are Key Energy Services, Inc., Superior Energy Services Inc., Ranger Energy Services Inc., and Pioneer Energy Services Corp. All are public companies that operate in most of the large oil and natural gas producing regions in the United States, and because of their size, they market a large portion of their work to the major oil and gas companies.
We differentiate ourselves from our major competition by our operating philosophy. We operate an organization that emphasizes safety, reliability, and trust that the job will be done as required and without incident. Local, experienced management teams are responsible for operations and communication with our customers at the field level. We concentrate on providing services to a diverse group of large and small oil and gas companies. We believe that establishing a track record of safety, integrity, and reliability with these companies will enable us to continue to grow our business in the long-term.
Safety Program
Our approach to safety management is consistent with our corporate values to be a trusted, reliable, and safe service provider for our customers and employees. Our business involves the operation of heavy and powerful equipment, which may result in serious injuries to our employees and third parties and substantial damage to property. We have continuous engagement by executive management in our comprehensive safety and training programs, which are designed to minimize accidents in the workplace and on the roadways. We have directed substantial resources toward employee safety and quality management training programs as well as our employee review process. Our customers place great emphasis on the safety and quality management programs of their contractors, and we expect our continued focus on safety to become a positive market differentiator in the future.
Environmental Regulation and Climate Change
Environment, Health and Safety Regulation, Including Climate Change
Our operations are subject to stringent federal, tribal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the "EPA") and analogous state agencies issue regulations to implement and enforce these laws, which often require stringent and costly compliance measures. These laws and regulations may, among other things, require the acquisition of permits; govern the amounts and types of substances that may be released into the environment in connection with oil and gas drilling; restrict the way we handle or dispose of our materials and wastes; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require the application of specific health and safety criteria addressing worker protection and public health and safety or require investigatory and remedial actions to mitigate pollution conditions. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the possible issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose liability for environmental damages and cleanup costs without regard to negligence or fault. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results. Moreover, environmental laws and regulations have been subject to frequent changes over the years, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or our competitive position. Below is a discussion of the principal environmental laws and regulations, as amended from time to time that relate to our business.
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
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” regulates the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, this exemption for such drilling fluids, produced waters and other oil and gas wastes is subject to being limited or lost. For example, the EPA and certain non-governmental environmental groups that were contesting the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016. Under the decree, the EPA was required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA were to propose a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. After initially postponing the decision due to a government shutdown, EPA ultimately concluded in April 2019 that revisions to the federal regulations pertaining to oil and natural gas wastes under Subtitle D of RCRA are not necessary at this time. Nevertheless, a loss of the RCRA hazardous waste exemption for drilling fluids, produced waters and related wastes could result in an increase in customers’ drilling programs’ costs to manage and dispose of wastes they generate, which development could have a material adverse effect on the drilling program’s operations and reduce the demand for our services. Moreover, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. In the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.
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
Our operations are also subject to the federal Clean Water Act and analogous state laws. Under these laws, permits must be obtained to discharge pollutants into regulated surface or subsurface waters. Spill prevention, control and countermeasure requirements under federal law require some owners or operators of facilities that store or otherwise handle oil to prepare plans and implement appropriate operating protocols, including containment berms and similar structures, to help prevent the contamination of regulated waters in the event of a petroleum hydrocarbon spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction or operation activities. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Accordingly, permits for discharges of storm water runoff may be required for certain of our properties.
The Clean Water Act ("CWA") also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) released a final rule that attempted to clarify federal jurisdiction under the Clean Water Act over waters of the United States, ("WOTUS") including wetlands, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. On January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts. In addition, the EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction, and published a final rule on February 6, 2018 specifying that the contested June 2015 rule would not take effect until February 6, 2020. In July 2018, the EPA issued a supplemental notice of proposed rulemaking, offering support and clarification regarding the Agency’s June 2017 proposed repeal of the 2015 WOTUS rule. Later in 2018, the EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin the EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which was that the 2015 WOTUS definition was in effect in 22 states. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre-2015 standards. Litigation of the repeal quickly ensued. Meanwhile, in December 2018, the EPA and the Corps issued a proposed rule to revise the definition of “Waters of the United States” or “WOTUS.” The rule was finalized in January 2020, and will become effective 60 days after publication in the Federal Register. The rule narrows the WOTUS definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to traditional navigable waters. The rule is expected to be heavily litigated, which could delay its implementation. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of our or our customers’ properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of those properties.
Our underground injection operations are subject to the Safe Drinking Water Act ("SDWA") as well as analogous state and local laws and regulations including the Underground Injection Control (UIC") UIC program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation regulating underground injection has been introduced at the state level. For example, at the state level, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids.
In addition, public concerns have recently been raised regarding the disposal of hydraulic fluid in injection wells. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the Railroad Commission of Texas ("RRC"). Partly in response to public concerns, the RRC, amended its existing oil and gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. We also operate saltwater disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. In addition, in response to reports tying the increase in seismic activity in Oklahoma to the injection of produced water, the Oklahoma Corporation Commission ("OCC") has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system”, pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. The OCC and the Oklahoma Geologic Survey continue to release well completion seismicity guidance, which most recently directs operators to adopt a seismicity response plan and take certain prescriptive actions, including mitigation, following anomalous seismic activity within a certain radius of hydraulic fracturing operations. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Covington, Crescent, Enid and Edmond areas. In addition, since 2015, the OCC’s Oil and Gas Conservation Division has issued a number of directives restricting the future volume of wastewater disposed of via subsurface injection and directing the shut in of certain injection wells. To date, none of our wells have been restricted. Regulations in the states in which we operate require us to obtain a permit from the applicable regulatory agencies to operate each of our underground saltwater disposal wells. We believe that we have obtained the necessary permits from these agencies for each of our underground injection wells and that we are in substantial compliance with permit conditions and commission rules. Nevertheless, these regulatory agencies have the general authority to suspend or modify one or more of these permits if continued operation of one of our underground injection wells is likely to result in pollution of freshwater, substantial violation of permit conditions or applicable rules, leaks to the environment or other conditions such as earthquakes. Although we monitor the injection process of our wells, any leakage from the subsurface portions of the injection wells could cause degradation of fresh groundwater resources, potentially resulting in cancellation of operations of a well, issuance of fines and penalties from governmental agencies, incurrence of expenditures for remediation of the affected resource and imposition of liability by third parties for property damages and personal injuries. In addition, our sales of residual crude oil collected as part of the saltwater injection process could impose liability on us in the event that the entity to which the oil was transferred fails to manage the residual crude oil in accordance with applicable environmental health and safety laws.
In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Oral arguments were presented to the Supreme Court in November 2019, and the Court is expected to rule sometime this year (2020). The EPA has also brought attention to the reach of the Clean Water Act’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the Clean Water Act permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. But should the Supreme Court rule that Clean Water Act permitting be required for saltwater injections wells, the costs of permitting and compliance for our operations could increase.
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
We are also subject to the requirements of the federal Occupational Safety and Health Act (“OSHA”) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, the general duty clause and Risk Management Planning regulations promulgated under Section 112(r) of the Clean Air Act, and comparable state statutes require that information be maintained about hazardous materials used or produced in operations, and that this information be provided to employees, state and local government authorities and the public, and that plans for response to a release be developed for certain facilities.
We are also subject to the requirements of the Federal Motor Carrier Safety Act (“FMCSA”) regulations of the U.S. Department of Transportation (“DOT”) and comparable state statutes and implementing regulations that regulate commercial motor vehicle operations. In addition, we are also subject to the Pipeline and Hazardous Materials Safety Administration (“PHMSA”) and comparable state statutes that regulate hazardous materials shipments.
The federal Clean Air Act (“CAA”) and comparable state laws and regulations restrict the emission of various air pollutants from many sources through air emissions standards, construction and operating permitting programs, and the imposition of other monitoring and reporting requirements. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment, operating practices, or technologies to control emissions of certain pollutants. Obtaining required permits has the potential to delay the development of oil and natural gas projects.
Over the next several years, we and our customers may be required to incur certain capital expenditures for air pollution control equipment or other air emissions-related issues. For example, in October 2015, the EPA issued a final rule under the CAA, lowering the National Ambient Air Quality Standard for ground-level ozone to 70 parts per billion under both the primary and secondary standards. The EPA published a final rule in November 2017 that issued area designations with respect to ground-level ozone for approximately 85% of the U.S. counties as either “attainment/unclassifiable” or “unclassifiable” and completed the remaining area designations not addressed under the November 2017 final rule in April and July of 2018. Additionally, state implementation of these revised standards could result in stricter permitting requirements, delay or prohibit our ability to obtain such permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Compliance with this final rule or any other new legal requirements could, among other things, require us or our customers to install new emission controls on some equipment and to incur longer permitting timelines or significantly increased capital expenditures and operating costs. Additionally, if such compliance reduces demand for the oil and natural gas that our customers produce, we could also incur reduced demand for our services, which one or more developments could adversely impact our business.

Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane, and nitrous oxide among others, may be contributing to global warming and other environmental effects, the EPA has begun to adopt regulations to report and reduce emissions of greenhouse gases. Any such regulations may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so-called Paris Agreement, which became effective in 2016, with the objective of limiting greenhouse gas emissions. However, in August 2017, the U.S. State Department informed the United Nations of its intent to withdraw from the Paris Agreement and in November 2019, the U.S. took another step toward withdrawal by submitting a formal notice of its withdrawal to the United Nations. Notably, the earliest date of withdrawal under the terms of the agreement is November 4, 2020, one day after the 2020 U.S. Presidential election.
A number of states, individually or in regional cooperation, have also imposed restrictions on greenhouse gas emissions under various policies and approaches, including establishing a cap on emissions, requiring efficiency measures, or providing incentives for pollution reduction, use of renewable energy, or use of fuels with lower carbon content.
These federal, regional and state measures generally apply to industrial sources, including facilities in the oil and gas sector, and could increase the operating and compliance costs of our services and facilities. International accords such as the Paris Agreement may result in additional regulations to control greenhouse gas emissions. These regulations could also adversely affect market demand or pricing for our services, by affecting the price of, or reducing the demand for, fossil fuels or providing competitive advantages to competing fuels and energy sources. The potential increase in the costs of our operations could include costs to operate and maintain our equipment or facilities, install new emission controls on our equipment or facilities, acquire allowances to authorize our greenhouse gas emissions, pay taxes related to our greenhouse gas emissions, or administer and manage a greenhouse gas emissions program. While we may be able to include some or all of such increased costs in the rates charged for our services, such recovery of costs is uncertain and may depend on events beyond our control, including the provisions of any final regulations. In addition, changes in regulatory policies that result in a reduction in the demand for hydrocarbon products that are deemed to contribute to greenhouse gases, or restrictions on their use, may reduce demand for our services.
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
Employees
As of December 31, 2019, we employed approximately 3,000 people, with approximately 81% employed on an hourly basis. Our future success will depend partially on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.

Additional Information
We make available free of charge on our website, www.basices.com, our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to those reports filed or furnished pursuant to the Exchange Act, as soon as reasonably practicable after we electronically file such information with, or furnish it to, the SEC. These documents are also available on the SEC’s website at www.sec.gov, or you may read and copy any materials that we file with or furnish to the SEC at the SEC’s Public Reference Room at 100 F Street, N.E., Washington D.C. 20549. The information on our website is not, and shall not be deemed to be, a part of this Annual Report on Form 10-K or incorporated into any of our other filings with the SEC.
We have a Code of Conduct that applies to all of our directors, officers and employees. The Code of Conduct is available publicly on our website at www.basices.com. Any waivers granted to directors or executive officers and any material amendments to our Code of Ethics will be posted promptly on our website and/or disclosed in a current report on Form 8-K.
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
Oil and gas industry pricing remained relatively stable through the middle of 2014. From the second half of 2014 through 2016, oil and natural gas prices declined significantly, due in large part to increasing supplies and weakening demand growth. Although oil prices increased from 2017 into 2018, they have since declined towards the end of 2018 and remained low throughout 2019. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas have remained challenged. As a result, demand for our products and services and the prices we are able to charge our customers for our products and services have declined. Oil and gas prices may remain depressed for the foreseeable future.

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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $64.94 and $56.98 per barrel ("bbl") in 2018 and 2019, respectively. The Cushing WTI oil prices have declined from over $107 per bbl in June 2014 to $61.14 per bbl on December 31, 2019. The Henry Hub Natural Gas Spot Price averaged $3.17 and $2.57 per Mcf for 2018 and 2019, respectively.
On March 9, 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including the announced price reductions and possible production increases by members of OPEC and other oil exporting nations, the posted price for West Texas Intermediate oil declined sharply and may continue to decline. Oil and natural gas commodity prices are expected to continue to be volatile. We cannot predict the duration or effects of this sudden decrease, but if the prices of oil and natural gas continues to decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
Competition within the well services industry may adversely affect our ability to market our services.
The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that have longer operating histories, possess substantially greater financial, technological and other resources and have greater name recognition in certain operating areas than we do. With decreased demand for well services, multiple sources of comparable well services are available from a number of different competitors. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. The amount of equipment available may exceed demand, which could result in active price competition. Many contracts are awarded on a bid basis, which may further increase competition based primarily on price. In addition, adverse market conditions lower demand for well servicing equipment, which results in excess equipment and lower utilization rates. If adverse oil and natural gas market conditions persist or deteriorate further, our utilization rates may decline.
Fuel conservation measures could reduce demand for oil and natural gas, which would in turn reduce the demand for our services.
Fuel conservation measures, alternative fuel requirements, technological advances in fuel economy and energy generation, and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations, and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar geothermal, tidal and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.
We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.
We anticipate we will need to make substantial capital investments in the future to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment including idled equipment brought back into service as activity levels improved. For the year ended December 31, 2018, we invested approximately $68.7 million in cash for capital expenditures and $20.2 million of capital leases. For the year ended December 31, 2019, we invested approximately $55.4 million in cash for capital expenditures and $7.9 million of capital leases. For 2020, we have currently budgeted $42.6 million for capital expenditures, excluding acquisitions, including $14.2 million for capital leases. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our capital lease program and borrowings under our credit facilities. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for more information.
Our significant capital investments require cash that we could otherwise apply to other business needs. However, if we do not incur these expenditures while our competitors make substantial fleet investments, our market share may decline and our business may be adversely affected. In addition, if we are unable to generate sufficient cash internally or obtain alternative sources of capital to fund our proposed capital expenditures and acquisitions, take advantage of business opportunities or respond to competitive pressures, it could materially and adversely affect our results of operations, financial condition and growth. If we raise additional funds by issuing equity securities, dilution to existing stockholders may result. Adverse changes in the capital markets could make it difficult to obtain additional capital or obtain it at attractive rates or at all. If we are unable to maintain or obtain access to capital, we could experience a reduction of liquidity and may result in difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations.
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
Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
Our well servicing and other completion service-related equipment requires significant capital investment in maintenance, upgrades and refurbishment to maintain competitiveness. Our equipment typically does not generate revenue while undergoing maintenance, upgrades or refurbishments. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Furthermore, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service, or our equipment may not be attractive to potential or current customers. Additionally, increased demand, competition or advances in technology within our industry may require us to update or replace existing fleets or build or acquire new fleets. Such demands on our capital or reductions in demand for our well servicing equipment and other completion service-related equipment and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, liquidity position, financial condition, prospects and results of operations.
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
As of December 31, 2019, we had total outstanding debt of $327.1 million, net of discount and deferred financing costs, including $300 million of aggregate principal amount due under the Senior Notes, capital lease obligations in the aggregate amount of $35.9 million. As of December 31, 2019, Basic had $34.2 million of letters of credit outstanding under the Credit Facility, giving Basic $35.7 million of available borrowing capacity under the Credit Facility. For the years ended December 31, 2019 and 2018, we made cash interest payments totaling $39.8 million and $35.1 million, respectively. In addition, on March 9, 2020, the Company issued a Senior Secured Promissory Note in favor of Ascribe in an aggregate principal amount equal to $15 million.

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
We may not be able to generate sufficient cash flows to service our indebtedness and may be forced to take actions in order to satisfy our obligations under our indebtedness. If we are unable to service our capital needs, we may have to undertake alternative financing plans, which may have onerous terms or may be unavailable. As a result, our indebtedness and liabilities could expose us to risks that could adversely affect our business, financial condition and results of operations and restrict or impair our ability to satisfy our debt obligations.
As of December 31, 2019, we had approximately $327.1 million of indebtedness, net of discount and deferred financing costs, including $300 million of aggregate principal amount due under the Senior Notes, and capital lease obligations in the aggregate amount of $35.9 million under the ABL Facility. On March 9, 2020, the Company issued a Senior Secured Promissory Note in favor of Ascribe in an aggregate principal amount equal to $15 million. Based on our Senior Note obligations, we expect to incur interest payments of approximately $16.1 million due April 2020. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:
•selling assets;
•dedicating a substantial portion of our cash flow from operations to service our indebtedness, thereby reducing, delaying or eliminating capital investments;
•seeking to raise additional capital, which may or may not be available to us on onerous terms or at all or may be dilutive to our existing stockholders; or
•financing or restructuring our remaining debt.
However, we cannot assure you that we would be able to implement alternative financing plans, if necessary, on commercially reasonable terms or at all, or that undertaking alternative financing plans, if necessary, would allow us to meet our debt obligations and capital requirements or that these actions would be permitted under the terms of our various debt instruments. Our ability to make scheduled payments on, or to refinance, our debt obligations will depend on our financial and operating performance, which is subject to prevailing economic and competitive conditions and certain financial, business and other factors beyond our control. Lower commodity prices and in turn lower demand for our products and services have negatively impacted our revenues, earnings and cash flows, and sustained low oil and natural gas prices could have a further adverse effect on our liquidity position. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business and operations. If we continue to experience operating losses and we are not able to generate additional liquidity, including through our proposed strategic divestitures and other business operations, then our liquidity needs may exceed availability under our ABL Facility and other facilities that we may enter into in the future, and we might need to secure additional sources of funds, which may or may not be available to us. If we are unable to secure such additional funds, we may not be able to meet our future obligations as they become due. If, for any reason, we are unable to meet our debt service and repayment obligations, we would be in default under the terms of the agreements governing our debt, which would allow our creditors at that time to declare all outstanding indebtedness to be due and payable, which could in turn trigger cross-acceleration or cross-default rights between the relevant agreements. In addition, our lenders could compel us to apply all of our available cash to repay our borrowings, or they could prevent us from making payments on the Senior Notes. If amounts outstanding under our ABL Facility or the Senior Notes were to be accelerated, we cannot be certain that our assets would be sufficient to repay in full the money owed to the lenders or to our other debt holders.
Our ABL Credit Agreement and the indenture governing our Senior Notes impose restrictions on us that may affect our ability to successfully operate our business.
Our ABL Credit Agreement and the indenture governing our Senior Notes impose limitations on our ability to take various actions, such as:
•limitations on the incurrence of additional indebtedness;
•restrictions on mergers, sales or transfers of assets without the lenders’ consent; and
•limitations on dividends and distributions.
In addition, our ABL Credit Agreement, our indenture and our current and future indebtedness may require us to maintain certain financial ratios and to satisfy certain financial conditions, some of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our ABL Credit Agreement, our indenture or future indebtedness. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our indebtedness under any of our indebtedness could result in a default under or acceleration of other indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our ABL Credit Agreement, our indenture or future indebtedness or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Facility” for a discussion of our ABL Credit Agreement.
A further downgrade in our credit rating could negatively impact our cost of and ability to access capital.
As of December 31, 2019, our long-term debt was rated “Caa1” with a stable outlook by Moody’s Investors Service ("Moody's"). On January 31, 2020, our long-term debt was lowered to “CCC+” with a negative outlook by S&P Global Ratings ("S&P"). Following the C&J Transaction, on March 10, 2020, Moody's and S&P affirmed these ratings. As of the time of filing this Form 10-K, no additional changes in our credit rating have occurred; however, we cannot be assured that our credit ratings will not be further downgraded. Any further downgrade in our credit ratings could negatively impact our cost of capital and could also adversely affect our ability to effectively execute aspects of our strategy or to raise debt in the public debt markets.
While we expect to continue to have access to credit markets, our non-investment grade status may limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings. This could make it significantly more costly for us to borrow money, to issue debt securities, to enter into new credit facilities and to raise certain other types of capital and/or complete additional financings. Our inability to access the capital markets may increase the need for higher levels of cash on hand, which could decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business. Negative credit rating actions and the reasons for such actions could materially and adversely affect our cash flows, results of operations and financial condition and the market price of, and our ability to pay the principal of and interest on, our debt securities.

We may not have sufficient funds to repurchase the Senior Notes upon a Change of Control as defined therein.
If the transactions contemplated by the Exchange Agreement are followed by a downgrade in our rating by either S&P or Moody’s within 90 days, a “Change of Control” as defined in our Senior Notes will be deemed to have occurred. If the Company experiences such a Change of Control, the Company will be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date. We may not have sufficient funds to repurchase the Senior Notes and may not be able to obtain financing on commercially reasonable terms, or on terms acceptable to us, or at all. Failure to repurchase the Senior Notes as required under the Indenture will constitute an Event of Default (as defined in the Indenture) resulting in acceleration of the principal of and accrued and unpaid interest, if any, on all the Senior Notes.
Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under our ABL Facility bear interest at variable rates, exposing us to interest rate risk. If the interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed would remain the same, and our results of operations and cash flows for servicing our indebtedness would decrease.
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
As is customary in our industry, our service contracts generally provide that we will indemnify and hold harmless our customers from any claims arising from personal injury or death of our employees, damage to or loss of our equipment, and pollution emanating from our equipment and services. Similarly, our customers agree to indemnify and hold us harmless from any claims arising from personal injury or death of their employees, damage to or loss of their equipment, and pollution caused from their equipment or the well reservoir (including uncontained oil flow from a reservoir). Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us. In addition, our indemnification rights may not fully protect us if the customer is insolvent or becomes bankrupt, does not maintain adequate insurance or otherwise does not possess sufficient resources to indemnify us. In addition, our indemnification rights may be held unenforceable in some jurisdictions. For instance, certain states, including Texas, Louisiana, New Mexico and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Our inability to fully realize the benefits of our contractual indemnification protections could result in significant liabilities and could adversely affect our financial condition, results of operations and cash flows.
We maintain insurance coverage that we believe to be customary in the industry against many of these hazards. However, we do not have insurance against all foreseeable risks, including cybersecurity risks, either because insurance is not available or because of the high premium costs. As such, not all of our property is insured. We are also self-insured up to retention limits with regard to workers’ compensation, general liability, and medical and dental coverage. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party data and historical claims history. The occurrence of an event not fully insured against, or the failure of an insurer to meet its insurance obligations, could result in substantial losses. In addition, we may not be able to maintain adequate insurance in the future at rates we consider reasonable. Insurance may not be available to cover any or all of the risks to which we are subject, or, even if available, it may be inadequate, or insurance premiums or other costs could rise significantly in the future so as to make such insurance prohibitively expensive. It is likely that, in our insurance renewals, our premiums and deductibles will be higher, and certain insurance coverage either will be unavailable or considerably more expensive than it has been in the recent past. In addition, our insurance is subject to coverage limits, and some policies exclude coverage for damages resulting from environmental contamination.
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
Our operations are subject to federal, regional, state, local and tribal laws and regulations relating to protection of natural resources and the environment, health and safety aspects of our operations and waste management, including the storage, transportation and disposal of waste and other materials. These laws and regulations may impose numerous obligations on our operations, including the acquisition of permits to conduct regulated activities, the incurrence of capital or other substantial expenditures to mitigate or prevent releases of materials from our facilities, the imposition of substantial liabilities for pollution resulting from our operations and the application of specific health and safety criteria addressing worker protection and public health and safety. Regulations concerning equipment certification also create an ongoing need for regular maintenance. Failure to comply with these laws and regulations could result in investigations, restrictions or orders suspending well or other service operations, the assessment of administrative, civil and criminal penalties, the revocation of permits and the issuance of corrective action orders, any of which could have a material adverse effect on our business, results of operations and financial condition.
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
Whether we realize the anticipated benefits from an acquisition, including the recent C&J Transaction, depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.
We may not be able to successfully integrate the business of CJWS in the expected timeframe. This could adversely affect our future results. If our intended expansion of our business is not successful, our business, financial condition and results of operations could be materially adversely affected, and we may not achieve the increases in revenue and profitability that we hope to realize.
Following the C&J Transaction, our success will depend, in large part, on our ability to realize the anticipated benefits from purchasing the business of CJWS.
An inability to manage the challenges presented by the integration process may result in our failure to realize all of the anticipated benefits of the C&J Transaction.
Potential difficulties that may be encountered in the integration process include the following:
•greater than expected strain on the Company’s cash position;
•appropriately managing our liabilities;
•potential unknown operational difficulties, such as inability to retain C&J personnel or customers;
•performance shortfalls as a result of the diversion of management’s attention caused by focusing on the integration of operations following the C&J Transaction.
A key element of our business strategy involves the expansion of the services we will provide to our customer base. This aspect of our business strategy is subject to numerous uncertainties, including:
•our ability to retain or hire experienced crews and other personnel;
•the amount of customer demand for the services we intend to provide;
•our ability to secure necessary equipment, materials or technology to successfully execute our expansion objective; and
•any shortages of water used in our hydraulic fracturing operations;
Encountering any of these or any unforeseen problems in implementing our planned expansion of the services we offer could have a material adverse impact on our ability to compete, business, financial condition and results of operations, and could prevent us from achieving the increases in revenues and profitability that we hope to realize.
Following the completion of the Exchange Transaction, Ascribe has voting control over the Company.
Upon completion of the Exchange Transaction, Ascribe will collectively beneficially controls a majority of the combined voting power of all classes of our outstanding voting stock. Additionally, in connection with the Exchange Agreement, the Company and Ascribe entered into a Stockholders Agreement. As contemplated by the Stockholders Agreement, simultaneously with the closing of the transactions contemplated by the Exchange Agreement, the board of directors was reconstituted from six directors to seven directors, comprised of (i) three Class I Directors, (ii) two Class II Directors, and (iii) two Class III Directors. Additionally, effective as of the closing of the C&J Transaction, each of Messrs. Timothy H. Day and Samuel E. Langford resigned from the Board and (a) Lawrence First was appointed as a Class I Director, (b) Derek Jeong was appointed as a Class II Director and (c)

Ross Solomon was appointed as a Class III Director. Pursuant to the terms of the Stockholders Agreement, following the closing of the C&J Transaction and until the Board Rights Termination Date, Ascribe is entitled to designate for nomination for election to the board of directors all members of the board of directors, provided that such designations must be made in a manner to ensure that at all times the board of directors is comprised of at least two independent directors. In addition, the Stockholders Agreement provides that certain actions of the Company and its subsidiaries require approval of a special committee of the board of directors comprised solely of at least two independent directors.
As a result, Ascribe may control all matters that require stockholder approval, as well as its management and affairs. For example, Ascribe may unilaterally approve the election of directors, changes to our organizational documents, and any merger, consolidation or sale of all or substantially all of our assets. This concentration of ownership makes it unlikely that any other holder or group of holders of our common stock will be able to affect the way the Company is managed or the direction of its business. The interests of Ascribe with respect to matters potentially or actually involving or affecting the Company, such as future acquisitions, financings and other corporate opportunities and attempts to acquire the Company, may conflict with the interests of our other stockholders. In addition, this concentration of ownership control may:
• delay, defer or prevent a change in control;
• entrench its management and the board of directors; or
• impede a merger, consolidation, takeover or other business combination involving the Company that other stockholders may desire.
Ascribe’s concentration of stock ownership may adversely affect the trading price of our common stock to the extent investors perceive a disadvantage in owning stock of a company with significant stockholders.
We may not be able to execute previously-announced dispositions or may incur a loss on such dispositions.
On December 10, 2019, our board of directors approved a plan to divest our pressure pumping assets, not inclusive of coiled tubing, in one or more transactions. While the divestiture is designed to strengthen our remaining production businesses of well servicing and water logistics, we may not be able to successfully negotiate definitive agreements and consummate the contemplated dispositions on terms favorable to us, or may incur a loss on such dispositions. Additionally, the contemplated dispositions or the announcement of the plan of disposition may disrupt our operations and could have a material adverse effect on our results of operations.
We depend on several significant customers, and a loss of one or more significant customers could adversely affect our results of operations.
Our customers consist primarily of major and independent oil and gas companies. During each of 2019 and 2018, our top five customers accounted for 26% and 24% of our revenues, respectively. One individual customer comprised 12% of our revenues in 2019. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
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
We depend to a large extent on the services of some of our executive officers. These individuals possess extensive expertise, talent and leadership. The loss of the services of our key personnel could disrupt our operations. Although we have entered into employment agreements with our executive officers that contain, among other provisions, non-compete agreements, we may not be able to enforce the non-compete provisions in the employment agreements.
Our business could be negatively affected by cybersecurity threats and other disruptions.
We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, or other malicious code, phishing and cyber-attacks, and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts. While we attempt to mitigate these risks, we remain vulnerable to additional known or unknown threats.
Given the rapidly evolving nature of cyber threats, there can be no assurance that the systems we have designed and implemented to prevent or limit the effects of cyber incidents or attacks will be sufficient in preventing all such incidents or attacks, or avoiding a material impact to our systems when such incidents or attacks do occur. A cyber incident or attack could result in the disclosure of confidential or proprietary customer information, theft or loss of intellectual property, damage to our reputation with our customers and the market, temporary disruptions of service, failure to meet customer requirements or customer dissatisfaction, theft or exposure to litigation, damage to equipment (which could cause environmental or safety issues) and other financial costs and losses. In addition, as cybersecurity threats continue to evolve, we may be required to devote additional resources to continue to enhance our protective measures or to investigate or remediate any cybersecurity vulnerabilities. We do not presently maintain insurance coverage to protect against cybersecurity risks. If we procure such coverage in the future, we cannot ensure that it will be sufficient to cover any particular losses we may experience as a result of such cyber-attacks. A cyber-related attack could adversely impact our operating results and result in other negative consequences, including damage to our reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.
Adverse weather conditions may affect our operations.
Our operations may be materially affected by severe weather conditions in areas where we operate. Some of these areas are adversely affected by seasonal weather conditions, primarily in the winter and spring. During periods of heavy snow, ice or rain, we may be unable to move our equipment between locations, thereby reducing our ability to provide services and generate revenues. Extended drought conditions in our operating regions could impact our ability or our customers’ ability to source sufficient water or increase the cost for such water. Severe weather, such as blizzards, tornadoes, droughts, flooding, extreme temperatures and hurricanes may cause evacuation of personnel, curtailment of services and suspension of operations, and loss of or damage to equipment and facilities. Damage from any adverse weather conditions could delay our operations and adversely affect our financial condition, results of operations and cash flows.
Weather conditions may also affect the price of crude oil and natural gas, and related demand for our services. Please read the risk factor above, “If oil and natural gas prices remain volatile, or if oil or natural gas prices remain low or decline further, the demand for our services could be adversely affected.”

The rapid spread of a contagious illness, including the recent spread of the COVID-19 or novel coronavirus, or fear of such an event, may adversely affect our business, operations and financial condition.
Our business could be adversely affected by a widespread outbreak of contagious disease, including the recent outbreak of respiratory illness caused by a novel coronavirus. As the coronavirus outbreak is still evolving, much of its international and domestic impact remains unknown. If our customers, commodity markets or the U.S. or global economy is negatively impacted, we may experience a lower demand for our services. In addition, our reliance on third-party supplier, contractors, and service providers exposes us to possibility of delay or interruption of our operations. It is impossible to predict the effect of the continued spread, or fear of continued spread, of the coronavirus globally. Should the coronavirus continue to spread globally or within the U.S., our business, financial condition and results of operations could be materially and adversely impacted.
Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating costs and reduced demand for our field services.
In response to studies finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, Environmental Protection Agency (“EPA”) has adopted various regulations under the federal Clean Air Act addressing emissions of GHGs that may affect the oil and gas industry. In 2012 the EPA published a final rule, known as New Source Performance Standards (“NSPS”) Subpart OOOO, that include standards to reduce volatile organic compound (“VOC”) emissions associated with oil and natural gas production. In June 2016, the EPA also published a final rule, known as NSPS Subpart OOOOa, to reduce methane and additional VOC emissions from oil and natural gas facilities that were constructed, reconstructed or modified after September 18, 2015. The rules and the EPA’s subsequent actions to reconsider and propose stays of the rules have been heavily litigated, and in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at wellsites and compressor stations. As recently as August 2019, the EPA has proposed modifications to the NSPS Subparts OOOO and OOOOa rules—for example, proposing to remove sources in the transmission and storage segment of the oil and natural gas industry from regulation under NSPS Subparts OOOO and OOOOa and to rescind methane requirements for all production and processing sources in the oil and natural gas industry or, alternatively, rescind all methane requirements under the rules without removing any sources from the oil and natural gas source category. These proposed revisions have not yet been finalized and, as a result the EPA’s 2012 and 2016 standards are currently in effect. Accordingly, future implementation and the ultimate scope of the 2012 and 2016 standards are uncertain at this time. Federal changes will affect state air permitting programs in states that administer the federal Clean Air Act under a delegation of authority, including states in which we have operations.
Numerous legislative measures have been introduced in the past that would have imposed restrictions or costs on GHG emissions, including from the oil and gas industry. Additionally, in 2010, EPA promulgated final rules for mandatory annual reporting of GHGs from certain onshore oil and natural gas production, processing, transmission, storage, and distribution facilities, as well as from facilities in other industries. In addition, the United States has been involved in international negotiations regarding GHG reductions under the United Nations Framework Convention on Climate Change, which led to the signing of the Paris Agreement in December 2015. Although the Paris Agreement became effective in November 2016, in August 2017, the U.S. State Department informed the United Nations of its intent to withdraw from the Paris Agreement, and in November 2019, the U.S. took another step toward withdrawal by submitting a formal notice of its withdrawal to the United Nations. Notably, the earliest date of withdrawal under the terms of the Agreement is November 4, 2020, one day after the 2020 U.S. Presidential election. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing new or additional reporting obligations on, or limiting emissions of GHGs from our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations.
Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. Ultimately, this could make it more difficult for our customers to secure funding for exploration and production activities, which could reduce demand for our services. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.
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
Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA released its report on environmental impacts of hydraulic fracturing in December 2016, concluding that hydraulic fracturing could impact drinking water resources. The federal Bureau of Land Management (“BLM”), an agency of the U.S. Department of the Interior published a final rule in March 2015 relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule. The BLM appealed the decision to the U.S. Court of Appeals for the Tenth Circuit in July 2016, and the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule. In December 2017, the BLM published a final rule rescinding the March 2015 rule. However, in January 2018, litigation challenging the BLM’s rescission of the 2015 rule was brought in federal court, and a hearing on cross-motions for summary judgement was held in the District Court for the Northern District of California in January of 2020. These BLM hydraulic fracturing rules are in various stages of suspension, implementation, delay, rescission, and court challenges; accordingly, the future implementation and ultimate scope of these rules is uncertain. The EPA also issued a final rule prohibiting the discharge of wastewater resulting from hydraulic fracturing activities into publicly owned wastewater treatment plants in June 2016. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Recent research has linked disposal of produced water into disposal wells to an increase in earthquakes across the South and Midwest. Certain state agencies, including those in Texas and Oklahoma, have implemented regulations authorizing the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. For example, in Oklahoma, the Oklahoma Corporations Commission (“OCC”) has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Covington, Crescent, Enid, and Edmond areas. Moreover, vigorous public debate over hydraulic fracturing and shale gas production continues, and has resulted in delays of well permits in some areas.
Further, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the Clean Water Act (“CWA”) if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. Oral arguments were presented to the Supreme Court in November 2019, and the Court is expected to rule sometime this year (2020). EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. But should the Supreme Court rule that CWA permitting is required for saltwater injections wells, the costs of permitting and compliance for our injection well operations could increase.
Increased regulation and attention given to the hydraulic fracturing process could lead to greater opposition, including litigation, to oil and gas production activities using hydraulic fracturing techniques. Additional legislation or regulation at the federal, state, tribal or local level could also lead to operational delays or increased operating costs in the production of oil and natural gas, including from the developing shale plays, incurred by our customers or could make it more difficult to perform hydraulic fracturing. The adoption of any federal, state, tribal or local laws or the implementation of regulations or ordinances restricting or increasing the costs of hydraulic fracturing could potentially increase our costs of operations and cause a decrease in the completion of new oil and natural gas wells and an associated decrease in demand for our well servicing activities, any or all of which could adversely affect our financial position, results of operations and cash flows.
Potential listing of species as “threatened” or “endangered” under the federal Endangered Species Act could result in increased costs and new operating restrictions or delays on our oil and natural gas exploration and production customers, which could adversely reduce the amount of contract drilling services that we provide to such customers.
The federal Endangered Species Act (the "ESA") and analogous state laws regulate a variety of activities, including oil and gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas, including support services that we provide to such operators under our contract drilling services segment. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. Certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. The presence of protected species in areas where operators to whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.
Limitations or restrictions on our ability to obtain, dispose of or treat water may impact the services that we can provide to our customers.
Our water logistics operations involve the supply of significant amounts of water for drilling and hydraulic fracturing, treatment of produced and flowback water, and disposal of a variety of fluids. Limitations or restrictions on our ability to obtain water from local sources, such as restrictions that could be imposed during extreme drought conditions, may require us to find remote sources of water and transport that water to our service locations. In addition, treatment and disposal of such water after use is becoming more highly regulated and restricted, as discussed in more detail above. Thus, costs for obtaining, treating, and disposing of water could increase significantly, potentially limiting the services that we can provide to our customers. This could have an adverse effect on our business, financial condition, results of operations and cash flow.
Diminished access to functional salt water disposal wells may adversely affect operations.
Fracking results in large volumes of produced water, much of which must be disposed of. The resulting water, which is referred to as salt water, contains significant contaminants and must be handled carefully and disposed of properly. Most salt water is disposed of at specialty disposal sites where the salt water is injected by way of a salt water disposal well into natural underground formations. If our salt water disposal wells are damaged, then salt water may contaminate the water supply in underground aquifers. As a result, we may face civil, criminal and administrative penalties by local, state and federal regulatory authorities. Such penalties may have an adverse effect on our business, financial condition, results of operations and cash flows.
Our ability to use net operating losses and credit carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of issuances of equity or other transactions.
In general, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “Code”), a corporation that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change net operating losses (“NOLs”), Section 163(j) disallowed interest carryforwards, recognized built in losses, and certain tax credits to offset future taxable income and tax. In general, an ownership change occurs if the aggregate stock ownership of certain stockholders changes by more than 50 percentage points over such stockholders’ lowest percentage ownership during the testing period (generally three years).
In connection with our emergence from our Chapter 11 Cases, we experienced an ownership change for the purposes of Section 382 of the Code. The ownership changes have not resulted in the expiration or limitation of any NOLs generated prior to the emergence date. However, any subsequent ownership changes under the provisions of Section 382 could eliminate, substantially limit or otherwise adversely affect the use of our NOLs in future periods. The amount of consolidated federal NOLs available as of December 31, 2019 is approximately $900.7 million.
Recently enacted U.S. tax legislation, as well as future U.S. tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which made significant changes to U.S. federal income tax laws. The Tax Act made broad and complex changes to the U.S. tax code which includes, among other things, reducing the U.S. corporate income tax rate to 21%, limiting the potential deductibility of business interest expense and net operating losses, limiting the deductibility for certain types of executive compensation, and allowing for the immediate tax deduction of certain new investments instead of deductions for tax depreciation over time. Although we have estimated the impact of the Tax Act by incorporating assumptions based upon our current interpretation and analysis to date, the Tax Act is complex, far-reaching and is in a state of being clarified by regulation. Consequently, our analysis of the actual impact of its enactment on us is ongoing and subject to change as provisions of the Tax Act are clarified by regulation. Accordingly, either future regulations under the Tax Act or our further analysis of the Tax Act could have an adverse effect on our business, results of operations, financial condition and cash flow.
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
We are a "smaller reporting company" and, as a result of the reduced disclosure and governance requirements applicable to smaller reporting companies, our common stock may be less attractive to investors.
We are a “smaller reporting company,” within the meaning of the Exchange Act. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and make our common stock less attractive to investors.
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
The transition of our common stock to the OTCQX® Best Market tier of the OTC Markets Group Inc. may have a negative impact on the market price of our common stock.
On December 17, 2019, the New York Stock Exchange (“NYSE”) filed a Form 25 to delist our common stock from the NYSE. Effective December 3, 2019, our common stock began trading on the OTCQX® Best Market tier of the OTC Markets Group Inc. Securities traded in over-the-counter markets generally have substantially less volume and liquidity than securities traded on a national securities exchange such as the NYSE as a result of various factors, including the reduced number of investors that will consider investing in the securities, fewer market makers in the securities and a reduction in securities analyst and news media coverage. As a result, holders of our common stock may have difficulty selling their shares and our stock price could experience additional downward pressure. Furthermore, the price of our common stock could be subject to greater volatility and could be more likely to be affected by market conditions and fluctuations, changes in our operating results, market perception of us and our business, and announcements by us or other parties with an interest in our business. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. The delisting of our common stock from the NYSE could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.
Our outstanding warrants are exercisable for shares of our common stock. The exercise of such equity instruments could have a dilutive effect to stockholders of the Company.
We currently have outstanding warrants that are exercisable into 2,066,576 shares of our common stock at an initial exercise price of $55.25 per warrant. The exercise of these warrants into our common stock could have a dilutive effect to the holdings of our existing stockholders. However, as long as our stock price is below $55.25 per share, the warrants will have limited economic value, and they may expire worthless. In addition, the warrant agreement provides that the terms of the warrants may be amended without the consent of any holder to cure any ambiguity or correct any defective provision, but requires the approval by the holders of at least a certain percentage of the then-outstanding warrants originally issued to make any change that adversely affects the interests of the holders. Accordingly, we may amend the terms of the warrants in a manner adverse to a holder if holders of at least a certain percentage of the then outstanding warrants approve of such amendment. The warrants will not expire until December 23, 2023 and may create an overhang on the market for, and have a negative effect on the market price of, our common stock.
Future sales or the availability for sale of substantial amounts of our common stock, or the perception that these sales may occur, or the issuance of stock as consideration for a future acquisition, could adversely affect the trading price of our common stock and could impair our ability to raise capital through future sales of equity securities.
Our Second Amended and Restated Certificate of Incorporation authorizes us to issue 80,000,000 shares of common stock, of which an estimated 24,983,699 shares of common stock were outstanding as of March 12, 2020. This number includes shares issued in connection with our emergence from bankruptcy, almost all of which are freely transferable without restriction or further registration pursuant to Section 1145 of the Bankruptcy Code. We also have 2,481,657 and 500,000 shares of common stock authorized for issuance as equity awards under the Basic Energy Services, Inc. 2019 Long Term Incentive Plan and Non-Employee Director Incentive Plan, respectively. As of March 6, 2020, 235,276 shares are issuable pursuant to outstanding options and 578,593 shares are issuable pursuant to outstanding restricted stock and restricted stock unit awards.

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
Following the completion of the Exchange Transaction the voting power of holders of our common stock was substantially diluted. Percentage ownership of holders of our common stock may also be significantly diluted.
Pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company issued to Ascribe 118,805 shares of newly issued Series A Preferred Stock of the Company, which constituted 83% of the equity interest in the Company. Each share of the newly issued Series A Preferred Stock entitles the holder to 1,000 votes (the vote number may be adjusted from time to time as provided in the Certificate of Designations) on all matters submitted to a vote of the holders of common stock, voting together as a single class. As a result, the voting rights of common stock holders have been substantially reduced.
Additionally, each share of Series A Preferred Stock may be converted into a number of shares of common stock of the Company equal to the product of (i) the number of shares of Series A Preferred Stock being so converted and (ii) the Conversion Multiple, which initially shall be 1,000 but may be adjusted from time to time as provided in the Certificate of Designations. As a result, the percentage ownership which your common stock holdings represent may be substantially diluted upon a conversion of Series A Preferred Stock into common stock, which may have a negative effect on the market price of the common stock.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  3. LEGAL PROCEEDINGS
From time to time, Basic is a party to litigation or other legal proceedings that Basic considers to be a part of the ordinary course of business. Basic is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in Note 9. Commitments and Contingencies, of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Registrant’s Common Equity
Market Information
Our common stock trades on the OTCQX(R) Best Market tier of the OTC Markets Group Inc. (“OTCQX”) under the symbol "BASX." Until December 2, 2019, our common stock traded on the New York Stock Exchange under the symbol "BAS". As of March 12, 2020, we had 24,983,699 shares of common stock outstanding held by approximately 129 record holders.
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
Securities Authorized for Issuance under Equity Compensation Plans
The following table provides information regarding options or warrants and rights authorized for issuance under our equity compensation plans as of December 31, 2019:

Plan Category:	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (2)	Weighted Average Exercise Price of Outstanding Options Warrants and Rights (b)(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (c)(4)
Equity compensation plans approved by security holders (1)	1,191,810	$39.23	774,341
Equity compensation plans not approved by security holders	—	—	—
Total	1,191,810	$39.23	774,341

(1) Represent shares of common stock issuable under the Basic Energy Services, Inc. Long Term Incentive Plan (the “LTIP”), effective as of May 14, 2019.
(2) Includes 306,506 shares of common stock that may be issued upon the vesting of stock options and 885,304 shares that may be issued upon vesting of restricted stock units (RSUs) and restricted stock awards (RSAs).
(3) RSUs and RSAs do not have an exercise price; accordingly, RSUs and RSAs are excluded from the weighted average exercise price of outstanding awards.
(4) Represents the number of shares of common stock remaining available for grant under the LTIP as of December 31, 2019. If any common stock underlying an unvested award is canceled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the LTIP.

Unregistered Sales of Equity Securities
None
Issuer Purchases of Equity Securities
The following table provides information relating to our repurchase of shares of common stock during the year ended December 31, 2019 (dollars in thousands, except average price paid per share):

	Issuer Purchases of Equity Securities
Period	Total Number of Shares Purchased	Average Price Paid Per Share ($)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program ($) (2)

2019:
January 1 - January 31	—	—	—	—
February 1 - February 28 (1)	59,076	4.51	—	—
March 1 - March 31 (1)	14,060	4.59	—	—
April 1 - April 30	—	—	—	—
May 1 - May 31	—	—	—	—
June 1 - June 30	596,194	2.25	596,194	3,660
July 1 - July 31	1,188,624	1.94	1,784,818	1,354
August 1 - August 31	763,102	1.48	2,547,920	221
September 1 - September 30	—	—	—	—
October 1 - October 31	—	—	—	—
November 1 - November 30	—	—	—	—
December 1 - December 31	—	—	—	—
Total	2,621,056	1.88	2,547,920	221

(1) “Total Number of Shares Purchased” were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares and RSUs owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.
(2) On May 31, 2019, we announced that our Board of Directors has authorized the repurchase of up to $5 million of its outstanding shares of common stock from time to time in open market or private transactions, at the Company’s discretion. This authorization expires on June 4, 2020. The timing and actual number of shares repurchased will depend on a variety of factors including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued as determined by the Board of Directors.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of wellsite services to oil and natural gas drilling and producing companies, including well servicing, water logistics and completion and remedial services. Our business is subject to fluctuations due to macroeconomic factors and seasonality, which may cause expenses and income to vary between reported periods. Results of 2019 and 2018 are presented based on our continuing operations. Our weighted average number of well servicing rigs decreased from 310 in the first quarter of 2018 to 306 as of December 31, 2019. Our weighted average number of fluid service trucks decreased from 960 in the first quarter of 2018 to 767 in the fourth quarter of 2019.
Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following (dollars in millions):

	Year Ended December 31,
	2019		2018
Revenues:
Well Servicing	$227.0	40%	$251.0	39%
Water Logistics	199.8	35%	231.3	35%
Completion & Remedial Services	140.5	25%	171.3	26%
Revenues from continuing operations	$567.3	100%	$653.6	100%

Revenues from continuing operations	$567.3	80%	$653.6	68%
Revenues from discontinued operations	142.9	20%	311.1	32%
Total revenues	$710.2	100%	$964.7	100%

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

•Water Logistics — trucking hours, segment revenue, pipeline volumes and segment profits as a percent of revenues; and
•Completion & Remedial Services — segment profits as a percent of revenues.
Segment profits are computed as segment operating revenues less direct operating costs. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for our company, see “Segment Overview” below.
Segment Overview
Well Servicing
In 2019, our Well Servicing segment represented 40% of our continuing revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services, as well as rig manufacturing operations. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
The following is an analysis of our well servicing segment for each of the quarters and years in the years ended December 31, 2019, and 2018. This table does not include revenues and profits associated with rig manufacturing operations:

Well Servicing	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue per Rig Hour	Profits per Rig Hour	Segment Profits %
2018
First Quarter	310	168,500	76%	$329	$60	18%
Second Quarter	310	181,600	82%	$335	$80	24%
Third Quarter	310	180,300	82%	$339	$71	21%
Fourth Quarter	310	159,600	72%	$362	$67	18%
Full Year	310	690,000	78%	$341	$70	20%
2019
First Quarter	310	165,000	74%	$336	$73	22%
Second Quarter	308	155,200	70%	$353	$78	22%
Third Quarter	307	149,000	68%	$381	$90	24%
Fourth Quarter	306	126,200	58%	$369	$53	14%
Full Year	308	595,400	68%	$359	$74	21%
We gauge activity levels and profitability in our well servicing rig operations based on rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues.
Water Logistics
In 2019, the Water Logistics segment represented 35% of our continuing revenues. In 2019, Basic formed Agua Libre Midstream LLC, a wholly-owned subsidiary, to consolidate the network of disposal wells, pipeline, gathering systems, and fresh and brine water wells that comprise our midstream operations. In addition to our water midstream business, water logistics also include transportation and maintenance services. The Water Logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our water logistics segment. Water logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits.
The following is an analysis of our water logistics segment for each of the quarters and years in the years ended December 31, 2019, and 2018 (dollars in thousands):

Water Logistics	Pipeline Volumes (in bbls)	Trucking Volumes (in bbls)	Weighted Average Number of Fluid Service Trucks	Truck Hours	Revenue	Segment Profits
2018
First Quarter	1,551,000	6,414,800	960	479,600	$56,509	28%
Second Quarter	2,064,000	6,912,900	903	486,800	$59,679	26%
Third Quarter	2,526,000	6,898,200	870	448,200	$59,539	28%
Fourth Quarter	3,221,000	6,659,000	837	438,500	$55,556	29%
Full Year	9,362,000	26,884,900	891	1,853,100	$231,283	28%
2019
First Quarter	3,050,000	6,620,000	818	424,100	$55,601	33%
Second Quarter	3,174,000	6,778,000	814	403,200	$51,031	30%
Third Quarter	3,807,000	6,956,000	795	382,500	$48,451	28%
Fourth Quarter	4,132,000	6,785,000	767	360,300	$44,733	25%
Full Year	14,163,000	27,139,000	799	1,570,100	$199,816	29%
We gauge activity levels and profitability in our water logistics segment based on trucking hours, disposal volumes and segment profits as a percent of revenues.
Completion & Remedial Services
In 2019, our Completion & Remedial Services segment represented 25% of our continuing revenues. Revenues from our Completion & Remedial Services segment are derived from our rental and fishing tool operations, coiled tubing services and related services, snubbing and underbalanced drilling. In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately. During periods of decreased spending by oil and gas companies, we may be required to discount our rates to remain competitive, which would cause lower segment profits. Our rental and fishing tool business operates 13 rental and fishing tool stores in selected markets as of December 31, 2019. Our snubbing services operate 32 units throughout our geographic footprint as of December 31, 2019.
The following is an analysis of our Completion & Remedial Services segment for each of the quarters and years in the years ended December 31, 2019, and 2018 (dollars in thousands):

Completion & Remedial Services	RAFT stores	Coiled Tubing HHP	Revenues	Segment Profits %
2018
First Quarter	16	24,500	$44,952	40%
Second Quarter	14	25,500	$41,474	36%
Third Quarter	14	26,000	$44,358	36%
Fourth Quarter	13	26,000	$40,516	32%
Full Year	13	26,000	$171,300	36%
2019
First Quarter	13	25,250	$35,605	30%
Second Quarter	13	25,250	$38,426	29%
Third Quarter	13	25,300	$38,273	33%
Fourth Quarter	13	25,300	$28,164	27%
Full Year	13	25,300	$140,468	30%
We gauge the performance of our completion and remedial services segment based on the segment’s total horsepower, operating revenues and segment profits as a percent of revenues.

Operating Cost Overview
Our operating costs are comprised primarily of labor costs, including workers’ compensation and health insurance, repairs and maintenance, fuel, and insurance. A majority of our employees are paid on an hourly basis. We also employ personnel to supervise our activities, sell our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and can vary depending on the number of rigs, trucks and other equipment in our fleet, as well as employee payroll, and our safety record. Compensation for administrative personnel in local operating yards and our corporate office is accounted for as general and administrative expenses.
Recent Developments
On March 9, 2020, we entered into the Purchase Agreement with Ascribe, Seller and CJWS.
Pursuant to the Purchase Agreement, among other things, (i) Seller transferred and delivered to the Company and the Company purchased and acquired from Seller, all of the issued and outstanding shares of capital stock of CJWS held by Seller (the “Stock Purchase”), such that CJWS became a wholly-owned subsidiary of the Company; (ii) as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller the Ascribe Senior Notes, (iii) Ascribe entered into the Exchange Agreement with the Company pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of newly issued Series A Preferred Stock and (b) an amount in cash approximately equal to $1,466,793, and (iv) the Company agreed to hire Jack Renshaw as a Senior Vice President, Western Region, upon consummation of the C&J Transaction.
The Purchase Agreement
Pursuant to the Purchase Agreement, Seller received consideration in the aggregate amount of $93,700,000 comprised of (i) cash consideration equal to $59,350,000 (subject to customary reductions for indebtedness and transaction expenses, as well as post-closing working capital adjustments) and (i) the Senior Notes transferred to Seller by Ascribe (on behalf of the Company) as described above. In connection with the Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make a Make-Whole Payment on the par value of the Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of the Company or a change of control of the Company.
The Exchange Agreement
Pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company issued to Ascribe 118,805 shares of newly issued Series A Preferred Stock of the Company, which constitutes 83% of the equity interest in the Company. Upon consummation of the Exchange Transaction, the Company’s public shareholders owned approximately 14.94% of the equity interests in the Company and Ascribe held approximately 85.06%.
The Company has issued and outstanding $300 million principal amount of the 10.75% Senior Secured Notes due 2023, issued pursuant to that certain Indenture, dated as of October 2, 2018 (the “Base Indenture”) by and among the Company, the guarantors party thereto and Trustee, as supplemented by the First Supplemental Indenture. Under the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company paid to Ascribe an amount in cash equal to, $1,466,793, representing the accrued (but unpaid) interest, from and including the most recent date to which interest has been paid pursuant to the terms of the Notes and the Indenture but excluding the date of the closing of the C&J Transaction, on the aggregate principal amount of the Senior Notes.
If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the Make-Whole Reimbursement Amount (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company’s board of directors) and (b) subject to satisfaction of certain “Payment Conditions” set forth in the Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause “(i)” of this paragraph, in additional Notes as permitted under the Indenture. In consideration of providing the Make-Whole Payment to Seller, the Company paid Ascribe $1 million in cash at the closing of the C&J Transaction.
Stockholders Agreement & Governance
In connection with the Exchange Agreement, the Company and Ascribe entered into a Stockholders Agreement. As contemplated by the Stockholders Agreement, simultaneously with the closing of the transactions contemplated by the Exchange Agreement, the board of directors was reconstituted from six directors to seven directors, comprised of (i) three Class I Directors, (ii) two Class II Directors, and (iii) two Class III Directors (the “Class III Directors”). Additionally, effective as of the closing of the C&J Transaction, each of Messrs. Timothy H. Day and Samuel E. Langford resigned from the Board and (a) Lawrence First was appointed as a Class I Director, (b) Derek Jeong was appointed as a Class II Director and (c) Ross Solomon was appointed as a Class III Director. Pursuant to the terms of the Stockholders Agreement, following the closing of the C&J Transaction and until the Board Rights Termination Date (as defined below), Ascribe is entitled to designate for nomination for election to the board of directors all members of the board of directors, provided that such designations must be made in a manner to ensure that at all times the board of directors is comprised of at least two independent directors. In addition, the Stockholders Agreement provides that certain actions of the Company and its subsidiaries require approval of a special committee of the Board comprised solely of at least two independent directors.
The Senior Secured Promissory Note
Pursuant to the Exchange Agreement, the Company issued a Senior Secured Promissory Note on March 9, 2020 in favor of Ascribe in an aggregate principal amount equal to $15 million. The Senior Secured Promissory Note is secured by a lien upon certain of the Company’s existing and after-acquired property which are also secured by the Company’s existing senior secured notes. The proceeds of the Senior Secured Promissory Note were used to finance a portion of the purchase price consideration paid in connection with the Stock Purchase.
The Limited Consent and First Amendment to ABL Agreement
The Company is party to the Credit Agreement, with the guarantors party thereto, the financial institutions party thereto and Bank of America, as administrative agent. In connection with the C&J Transaction, on March 9, 2020, the Company entered into the ABL Amendment, pursuant to which, among other things, the Company reduced the Aggregate Commitments (as defined in the Credit Agreement) from $150 million to $120 million.
Results of Continuing Operations
The results of continuing operations between periods may not be comparable, primarily due to fluctuations in the oil and natural gas industry throughout 2019 and 2018.
Year Ended December 31, 2019 Compared to Year Ended December 31, 2018
Revenues - Revenues from continuing operations decreased by 13% to $567.3 million in 2019 from $653.6 million in 2018. This decrease was due to slowing demand for oilfield services by our customers as they curtailed drilling activities and capital spending in favor of preserving cash.
Well servicing revenues decreased by 10% to $227.0 million in 2019 compared to $251.0 million in 2018. Rig utilization decreased to 68% in 2019 from 78% during 2018, reflecting the decreased active U.S. well servicing rig count from 1,083 at the end of 2018 to 805 at year end 2019. Our weighted average number of well servicing rigs decreased to 308 in 2019 down from 310 during 2018. We experienced an increase of 5% in revenue per rig hour to $359 during 2019 from $341 during 2018, due to pricing improvements in our 24-hour rig work.
Water logistics revenue decreased by 14% to $199.8 million in 2019 compared to $231.3 million in 2018, due to decreases in the trucking line of business resulting from a strategic shift towards higher margin pipeline based disposals. Pipeline disposal volumes increased 51% to 14.2 million barrels in 2019 compared to 9.4 million barrels in 2018. Our weighted average number of fluid service trucks decreased to 799 in 2019 from 891 in 2018, as disposal water transitions to pipeline from trucked volumes.
Completion and remedial services revenue from continuing operations decreased by 18% to $140.5 million in 2019 as compared to $171.3 million in 2018. Revenues declined primarily due to pricing pressures coupled with decreased completion activity as commodity prices remained depressed throughout the year.
Direct Operating Expenses - Direct operating expenses from continuing operations, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, decreased by 11% to $426.8 million in 2019 from $480.4 million in 2018, due to reduced activity and headcount.
Direct operating expenses for the well servicing segment decreased by 8% to $186.8 million in 2019 as compared to $203.8 million in 2018, due to reduced activity and headcount. Segment profits decreased slightly to 18% of revenues in 2019 from 19% of revenues in 2018.
Direct operating expenses for the water logistics segment decreased by 15% to $141.4 million in 2019 as compared to $166.9 million in 2018. Segment profits increased to 29% of revenues in 2019 from 28% of revenues in 2018, due to incremental margins from an increase in higher margin pipeline disposal revenue.
Direct operating expenses for the completion and remedial services segment continuing operations decreased by 10% to $98.7 million in 2019 as compared to $109.7 million in 2018, due to reduced activity levels and headcount. Segment profits decreased to 30% of revenues in 2019 compared to 36% in 2018, due to pricing pressures and increased input costs.
General and Administrative Expenses - General and administrative expenses decreased $27.3 million or 19% to $118.5 million in 2019 from $145.7 million in 2018 primarily due to:
•$18.1 million reduction in stock-based compensation expense due to the departure of our Chief Executive Officer ("CEO") and lower stock prices in 2019 compared to 2018. Stock grants in 2018 and prior were valued higher due to higher stock prices and thus expensed at a higher rate in 2018;
•Non-recurring costs incurred in 2018 as follows:
•$6.0 million related to our Texas sales and use tax audit liability;
•$4.2 million of legal and professional fees related to due diligence on corporate development activities;
•$4.1 million of consulting fees related to the strategic realignment of the company; and
•$3.1 million of bad debt related to a single customer; offset by
•Non-recurring costs incurred in 2019 comprising of:
•$5.3 million of inventory write-downs;
•$2.2 million of legal and professional fees related to certain corporate initiatives; and
•$0.8 million of severance compensation related to our CEO's departure.
Depreciation and Amortization Expenses - Depreciation and amortization expense relating to continuing operations were $69.5 million in 2019, as compared to $78.2 million in 2018. The decrease in depreciation and amortization expense was due to decreased capital spending. During 2019, we invested $55.4 million for cash capital expenditures and $7.9 million for capital leases, compared to $68.7 million for cash capital expenditures and $20.2 million for capital leases in 2018.
Interest Expense - Interest expense decreased to $42.9 million in 2019 compared to $45.2 million in 2018.  The decrease in interest expense in 2019 was primarily due to no drawings on our revolving line of credit and fewer capital leases during 2019.
Extinguishment of Debt - Extinguishment of debt expense in 2018 related to the pay-down of our Term Loan facility and revolving debt totaled $26.4 million. We did not incur any extinguishment of debt expense in 2019.
Income Tax Expense - Income tax expense was $21,000 in 2019 compared to $0.2 million in 2018. Our effective tax expense rate was approximately 0.02% in 2019, compared to an effective tax expense rate of 0.15% in 2018. The low effective tax rate is due to the valuation allowance against the Company's net deferred tax assets in 2018 and 2019.
Discontinued Operations
During the period ended December 31, 2019, based on the Company's evaluation of the demand for pressure pumping and contract drilling services, the Company's management decided to divest all of Basic's contract drilling rigs, and a majority of pressure pumping equipment and related ancillary equipment, with a carrying value of $91.8 million. The Company believes this major strategic shift away from completions and pumping services will allow the Company to strengthen the core businesses of well servicing and water logistics, by reinvesting in those segments. As a result of this strategic shift, the Company recorded a non-cash impairment charge of $32.6 million in 2019 to write down the value of the assets. While pumping and related assets have been transferred to Assets Held for Sale on our Consolidated Balance Sheet, some real estate and equipment has been sold in the fourth quarter of 2019, with additional transactions to occur in the first half of 2020. In addition, the Company's contract drilling assets were divested through auctions in the third quarter of 2019, and an impairment of $3.2 million was recorded related to these transactions.
For further discussion of financial results for discontinued operations, see Note 2, Discontinued operation of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Liquidity and Capital Resources
Our primary sources of liquidity generally include cash on hand, cash flows from operations, utilization of capital leases and the ability to borrow under our $150 million Credit Facility (the “ABL Facility”). The ABL Facility was amended, on March 9, 2020, as part of the C&J Transaction to reduce aggregate commitments from $150 million to $120 million. As of December 31, 2019, we had no borrowings under the ABL Facility and approximately $327.1 million of indebtedness, net of discount and deferred financing costs, including $300 million of aggregate principal amount due under the Senior Notes, and capital lease obligations in the aggregate amount of $35.9 million under the ABL Facility. Based on our Senior Note obligations, we expect to incur interest payments of approximately $16.1 million due April 2020. Including the $35.7 million of availability under the ABL Facility, we currently have $71.9 million in total liquidity. At December 31, 2019, we had unrestricted cash and cash equivalents of $36.2 million compared to $90.3 million as of December 31, 2018. On March 9, 2020, we issued a Senior Secured Promissory Note in favor of Ascribe in an aggregate principal amount equal to $15 million.
On October 2, 2018, the Company issued $300 million aggregate principal amount of 10.75% senior secured notes due 2023 and replaced the Prior ABL Facility by entering into a $150 million ABL Credit Agreement among the Company, as borrower, Bank of America, N.A., as administrative agent, swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and letter of credit issuer, and the other lenders from time to time party thereto. In connection with the C&J Transaction, on March 9, 2020, the Company entered into the ABL Amendment, pursuant to which, among other things, the Company reduced the Aggregate Commitments (as defined in the ABL Credit Agreement) from $150 million to $120 million. We have utilized, and expect to utilize in the future, bank and capital lease financing and sales of equity to obtain capital resources. When appropriate, and to the extent available to us, we will consider public or private debt and equity offerings and non-recourse transactions to meet our liquidity needs.
Our liquidity and ability to comply with debt covenants that may be required under the Senior Notes and the ABL Facility have been negatively impacted by the downturn in the energy markets, volatility in commodity prices and their effects on our customers, as well as general macroeconomic conditions. The indenture governing our Senior Notes and the ABL Facility, under certain circumstances, may require us to maintain certain financial ratios and to satisfy certain financial conditions. As of March 13, 2020, there were no existing events of default under, and we were in compliance with, all of our debt instruments.
The market outlook for our Company and the energy sector continues to be constrained due to the uncertainty of anticipated activity, including lower spending by many of our customers. Please see “Risk Factors - If oil and natural gas prices remain volatile, or if oil or natural gas prices remain low or decline further, the demand for our services could be adversely affected” for more detail. As a result of continued weak energy sector conditions and lower demand for our products and services, our operational results, working capital and cash flows have been negatively impacted. Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or covenants were to come into effect under our debt instruments, we may have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the ABL Facility spring into effect under certain triggers defined in the ABL Facility for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts. Management has plans to generate additional liquidity, including through our proposed strategic acquisitions and divestitures and reducing costs in our continuing business operations. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.
Share Repurchase Program
On May 31, 2019, we announced that the Board authorized a share repurchase plan whereby we may repurchase up to $5 million of our outstanding shares of common stock beginning on June 4, 2019 for a period of twelve months. We are authorized to repurchase our common stock from time to time in open market purchases or in private transactions in accordance with applicable federal securities laws. The timing of repurchases and the exact number of shares to be purchased will be determined by our management, in its discretion, and will depend upon market conditions and other factors including the stock price, corporate and regulatory requirements and other market and economic conditions. The stock repurchase program may be suspended or discontinued as determined by the Board. During the year ended December 31, 2019, we repurchased approximately 2,547,920 shares of common stock at a weighted average purchase price of $1.88 per share. The total remaining share authorization as of December 31, 2019 was $0.2 million.
Cash Flow Summary

The Statement of Cash Flows for the periods presented includes cash flows from continuing and discontinued operations. Any ongoing involvement related to the divestiture of assets related to discontinued operations will primarily be recognized in the first quarter of 2020.
Net Cash Provided by Operating Activities
Cash flow provided by operating activities was $20.2 million for the year ended December 31, 2019, with $2.1 million provided by discontinued operations as compared to cash provided by operations of $74.3 million in 2018 with $37.7 million provided by discontinued operations. The $54.2 million decrease was primarily due to higher revenues in 2018.
Net Cash Used by Investing Activities
Capital expenditures are the main component of our investing activities. Capital expenditures in 2019 totaled $63.3 million, of which $55.4 million was cash and $7.9 million was leased. In 2018, capital expenditures totaled $88.9 million, of which $68.7 million was cash and $20.2 million was leased. Capital expenditures related to discontinued operations were $10.6 million and $25.6 million in 2019 and 2018, respectively.
In 2020, we have planned capital expenditures of approximately $42.6 million including capital leases of $14.2 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the well services industry.
Debt Arrangements
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
At any time on or prior to October 15, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to October 15, 2020, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes plus a “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or a part of the Senior Notes at any time on or after October 15, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date.
The Company may redeem all, but not less than all, of the Senior Notes in connection with a company sale transaction, at a redemption price of 105.375% of principal for a company sale that occurs on or after April 15, 2019 and on or before October 15, 2019, or 108.063% of principal amount for a company sale that occurs after October 15, 2019 and before October 15, 2020, in each case plus accrued and unpaid interest, if any, to the redemption date. If the transactions contemplated by the Exchange Agreement are followed by a downgrade in our rating by either S&P or Moody’s within 90 days, a “Change of Control” as defined in our Senior Notes will be deemed to have occurred. If the Company experiences such a Change of Control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
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
ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Amended and Restated Term Loan Agreement and entered into an ABL Credit Agreement (the “ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and letter of credit issuer, and the other lenders from time to time party thereto (collectively, the “ABL Lenders”). Pursuant to the ABL Credit Agreement, the ABL Lenders have extended to the Borrower a revolving credit facility in the maximum aggregate principal amount of $150 million, subject to borrowing base capacity (the “ABL Facility”). The ABL Facility includes a sublimit for letters of credit of up to $50 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15 million and (b) the aggregate commitments of the ABL Lenders. The ABL Facility also provides capacity for base rate protective advances up to $10 million at the discretion of the Administrative Agent and provisions relating to over advances. The ABL Facility contains no restricted cash requirements. The ABL Facility was amended, on March 9, 2020, as part of the C&J Transaction to reduce aggregate commitments from $150 million to $120 million.
Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBO rate. The applicable rate is fixed from the closing date to April 1, 2019. After April 1, 2019, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter. The applicable rate has remained unchanged since inception of the ABL Facility.
Principal amounts outstanding under the ABL Facility will be due and payable in full on the maturity date, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of December 31, 2019, Basic had no borrowings and $34.2 million of letters of credit outstanding under the ABL Facility.
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
Loans under our Prior ABL Facility bore interest at a fluctuating rate equal to (a) the Alternate Base Rate plus 2.25% with respect to ABR Loans or (b) the Adjusted LIBO rate plus 3.25% with respect to Eurodollar Loans (each as defined in the Credit Agreement). A commitment fee equal to 0.375% per annum was payable on the unused commitments under the Credit Agreement. The loans made pursuant to the Credit Agreement had a maturity date of September 29, 2021.
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
Other Debt
Basic has a variety of other capital leases and notes payable outstanding, which are customary in Basic’s business.
Preferred Stock
At December 31, 2019 and December 31, 2018, we had 5,000,000 shares of $0.01 par value preferred stock authorized, of which none was designated, issued or outstanding. On March 9, 2020, the Company designated 118,805 shares of Series A Preferred stock of the Company, par value $0.01 per share.
Ratings Services’ Credit Ratings
Our issuer credit rating was lowered to CCC+ from B–. On August 19, 2019, Moody’s downgraded our credit rating on our senior secured notes to Caa2 from B-3 and our speculative grade liquidity rating to SGL-3 from SGL-2, both with a stable outlook. On January 31, 2020, S&P downgraded our senior secured notes to CCC+ from B-, with a negative outlook. On March 10, 2020, following the C&J Transaction, both agencies affirmed their current ratings. While we expect to continue to have access to credit markets, our non-investment grade status may limit our ability to refinance our existing debt, could cause us to refinance or issue debt with less favorable and more restrictive terms and conditions, and could increase certain fees and interest of our borrowings. Our inability to access the capital markets may increase the need for higher levels of cash on hand, which could decrease our ability to repay debt balances, negatively affect our cash flow and impact our access to the inventory and services needed to operate our business.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Net Operating Losses
As of December 31, 2019, we had approximately $900.7 million of federal net operating loss carryforwards.  Based on the weight of all available evidence including the future reversal of existing U.S. taxable temporary differences as of December 31, 2019, we believe that it is more likely than not that the benefit from certain federal and state net operating loss carryforwards and other deductible temporary differences will not be realized. In recognition of this risk, we have provided a full valuation allowance on our loss carryforwards as a result of the Company being in a cumulative three-year pre-tax book loss position and absence of other objectively verifiable positive evidence.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States Generally Accepted Accounting Principles ("GAAP") requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and notes. We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. Below are expanded discussions of our more significant accounting policies, estimates and judgments, i.e., those that reflect more significant estimates and assumptions used in the preparation of our financial statements. A complete summary of these policies is included in Note 3. Summary of Significant Accounting Policies of the notes to our consolidated financial statements.
Impairments - We perform a review of our assets for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset’s carrying amount. When impairment is identified and fair value is less than carrying value, an impairment charge is recorded to income based on an estimate of future cash flows on a discounted basis.
Litigation and Self-Insured Risk Reserves - We estimate our reserves related to litigation and self-insured risk based on the facts and circumstances specific to the litigation and self-insured risk claims and our past experience with similar claims. The actual outcome of litigation and insured claims could differ significantly from estimated amounts.  We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We generally do not maintain physical property damage coverage on our rig fleet, with the exception of certain rigs, newly manufactured rigs and pumping services equipment. We have deductibles per occurrence for workers’ compensation, auto & general liability claims, and medical and dental coverage of $2 million, $1 million, and $0.4 million, respectively. We maintain accruals in our consolidated balance sheets related to self-insurance retentions by using third-party actuarial data and claims history.
Recent Accounting Pronouncements
See Part II, Item 8, “Financial Statements and Supplementary Data, Note 3. Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the recent accounting pronouncements.
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the years ended December 31, 2019 and 2018. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies as increasing oil and natural gas prices also increase activity in our areas of operations.
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.
Based on this assessment, management has concluded that as of December 31, 2019, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

/s/ Keith L. Schilling	/s/ David S. Schorlemer
Keith L. Schilling	David S. Schorlemer
Chief Executive Officer	Chief Financial Officer

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Basic Energy Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.

Change in Accounting Principle
As discussed in Note 6 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of ASU No. 2016‑02, Topic 842 – Leases.

Basis for Opinion
These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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
Dallas, Texas
March 13, 2020

Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands)

	December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$36,217	$90,300
Trade accounts receivable, net of allowance of $2,208 and $1,838, respectively	99,626	144,767
Income tax receivable	—	1,574
Inventories, net	20,262	29,951
Prepaid expenses	6,407	8,990
Assets held for sale	55,149	18,106
Other current assets	2,727	1,521
Total current assets	220,388	295,209
Property and equipment, net	297,113	309,170
Operating lease right of use assets	14,540	—
Deferred debt costs, net of amortization	2,198	2,747
Other intangible assets, net of amortization	2,603	2,984
Assets held for future sale	—	139,631
Other assets	13,632	12,036
Total assets	$550,474	$761,777
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$58,022	$98,323
Accrued expenses	48,116	44,955
Current portion of long-term debt	18,738	19,582
Operating lease right-of-use liabilities, current portion	4,906	—
Accrued short-term insurance reserves	8,848	10,871
Liabilities associated with assets held for sale	5,248	—
Other current liabilities	4,306	3,123
Total current liabilities	148,184	176,854
Long-term debt, net of discounts and deferred financing costs of $8,795 and $10,690, at December 31, 2019 and 2018, respectively	308,365	319,175
Operating lease right-of-use liabilities, long-term portion	9,634	—
Asset retirement obligations	9,044	2,587
Accrued long-term insurance reserves	16,582	16,280
Other long-term liabilities	17,542	16,470
Liabilities associated with assets held for future sale	—	10,983
Total liabilities	509,351	542,349
Stockholders' equity:
Preferred stock, $0.01 par value: 5,000,000 shares authorized; zero outstanding at December 31, 2019 and 2018	—	—
Common stock, $0.01 par value: 80,000,000 shares authorized 27,912,059 and 26,990,034 shares issued and 24,904,485 and 26,747,712 shares outstanding at December 31, 2019 and 2018, respectively	279	270
Additional paid-in capital	472,594	464,264
Retained deficit	(423,169)	(241,271)
Treasury stock, at cost 3,007,574 and 242,322 shares at December 31, 2019 and 2018, respectively	(8,581)	(3,835)
Total stockholders' equity	41,123	219,428
Total liabilities and stockholder's equity	$550,474	$761,777
See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Dollars in thousands, except per share amounts)

	December 31,
	2019	2018
Revenues:
Well Servicing	$226,966	$250,982
Water Logistics	199,816	231,283
Completion & Remedial Services	140,468	171,300
Total revenues	567,250	653,565
Expenses:
Well Servicing	186,782	203,785
Water Logistics	141,379	166,907
Completion & Remedial Services	98,654	109,713
General and administrative, including stock-based compensation of $9,156 and $27,254 in 2019 and 2018, respectively	118,460	145,725
Depreciation and amortization	69,489	78,173
Loss (gain) on disposal of assets	2,135	(4,918)
Total expenses	616,899	699,385
Operating loss	(49,649)	(45,820)
Other income (expense):
Loss on extinguishment of debt	—	(26,429)
Interest expense	(42,887)	(45,161)
Interest income	509	364
Other income	647	537
Loss from continuing operations before income taxes	(91,380)	(116,509)
Income tax expense	(21)	(227)
Loss from continuing operations	(91,401)	(116,736)
Loss from discontinued operations	(90,497)	(27,861)
Net loss	$(181,898)	$(144,597)

Net loss from continuing operations per share, basic and diluted	$(3.50)	$(4.41)
Net loss from discontinued operations per share, basic and diluted	$(3.46)	$(1.05)
Net loss per share of common stock, basic and diluted	$(6.96)	$(5.46)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
December 31, 2017	26,371,572	$264	$439,517	152,443	$(4,454)	$(96,674)	$338,653
Issuances of restricted stock	618,462	6	(3)	(70,147)	—	—	3
Amortization of share based compensation	—	—	27,254	—	—	—	27,254
Purchase of treasury stock	—	—	(2,504)	160,026	619	—	(1,885)
Net loss	—	—	—	—	—	(144,597)	(144,597)
Balance - December 31, 2018	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	922,025	9	(9)	73,136	(331)	—	(331)
Amortization of share based compensation	—	—	8,714	—	—	—	8,714
Purchase of treasury stock	—	—	(375)	2,692,116	(4,415)	—	(4,790)
Net loss	—	—	—	—	—	(181,898)	(181,898)
Balance - December 31, 2019	27,912,059	$279	$472,594	3,007,574	$(8,581)	$(423,169)	$41,123

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(in thousands)

	2019	2018
Cash flows from operating activities:
Net loss	$(181,898)	$(144,597)
Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation and amortization (a)	114,657	126,417
Asset impairment(a)	35,801	—
Inventory and other write-downs (a)	10,607	—
Accretion on asset retirement obligation	1,051	212
Change in allowance for doubtful accounts	370	315
Amortization of deferred financing costs	2,338	1,072
Amortization of debt discounts	1,054	4,009
Debt extinguishment costs	—	26,429
Non-cash compensation	9,156	27,254
Loss (gain) on disposal of assets (a)	4,013	(2,598)
Deferred income taxes	—	(78)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	44,771	3,384
Inventories	6,529	(46)
Prepaid expenses and other current assets	6,242	5,248
Other assets	(333)	532
Accounts payable	(37,495)	18,267
Income tax receivable	1,574	305
Other liabilities	615	4,361
Accrued expenses	1,135	3,853
Net cash provided by operating activities	20,187	74,339
Cash flows from investing activities:
Purchase of property and equipment (a)	(55,353)	(68,709)
Proceeds from sale of assets (a)	17,297	17,785
Payments for other long-term assets	(1,260)	—
Net cash used in investing activities	(39,316)	(50,924)
Cash flows from financing activities:
Proceeds from debt	—	332,500
Repayments of debt	(29,364)	(318,929)
Debt extinguishment costs	—	(17,607)
Change in treasury stock including restricted stock issuances	(5,121)	(1,882)
Deferred loan costs and other financing activities	(469)	(13,420)
Net cash used in financing activities	(34,954)	(19,338)
Net (decrease) increase in cash and equivalents	(54,083)	4,077
Cash and cash equivalents - beginning of year	90,300	86,223
Cash and cash equivalents - end of year	$36,217	$90,300
Supplemental cash flow information:
Capital leases and notes issued for equipment	$7,941	$20,197
Change in accrued property and equipment	(2,806)	(462)
Income taxes paid	—	—
Change in asset retirement obligations	6,907	(132)
Change in right-of-use assets	14,541	—
Cash paid for interest	39,248	34,396
(a) See reconciling cash flow items from discontinued operations in Note 2: Discontinued Operations
See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2019 and 2018
1. Basis of Presentation and Nature of Operations
Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of wellsite services to oil and natural gas drilling and producing companies, including well servicing, water logistics and completion and remedial services. These services are primarily provided by Basic’s fleet of equipment. Basic’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Kansas, Arkansas, Louisiana, Wyoming, North Dakota, Colorado, Utah, Montana, and California. Basic’s reportable business segments are Well Servicing, Water Logistics, and Completion & Remedial Services. These segments are based on management’s resource allocation and performance assessment in making decisions regarding the Company.
2. Discontinued Operations
On December 12, 2019, based on the Company's evaluation of the demand for pressure pumping and contract drilling services, the Company's management decided to divest all of Basic's contract drilling rigs, and a majority of pressure pumping equipment and related ancillary equipment, with a net book value of $91.8 million. The Company believes this major strategic shift away from completions and pumping services will allow the Company to strengthen the core businesses of well servicing and water logistics, by reinvesting in those segments. As a result of this strategic shift, the Company recorded a non-cash impairment charge of $32.6 million in 2019 to write down the value of the assets. While pumping and related assets have been transferred to Assets Held for Sale on our Consolidated Balance Sheet, some real estate and equipment has been sold in the fourth quarter of 2019, with additional transactions to occur in the first half of 2020. In addition, the Company's contract drilling assets were divested through auctions in the third quarter of 2019, and an impairment of $3.2 million was recorded related to these transactions.
Assets and liabilities related to the divested operations have been reclassified in the Consolidated Balance Sheet for the years ended December 31, 2019, and 2018 are detailed in the table below (in thousands):

	December 31, 2019	December 31, 2018

Assets-held-for-sale
Inventories	$2,069	$6,498
Prepaid Expenses	—	8,489
Right of use assets	1,659	—
Property, plant and equipment, net	50,496	—
Total assets-held-for-sale discontinued operations	$54,224	$14,987
Assets-held-for-sale-future-use
Property, plant and equipment, net	$—	$139,631
Liabilities related to Assets-held-for-sale
Right of use liabilities	1,659	—
Capital leases	3,589	10,983
Total Liabilities related to Assets-held-for-sale discontinued operations	$5,248	$10,983

The operating results of the divested pressure pumping operations and contract drilling operations, which have historically been included in the Completions & Remedial Services and Other Services segments, have been reclassified as discontinued operations in the Consolidated Statement of Operations for the years ended December 31, 2019, and 2018, as detailed in the table below:

Consolidated Statement of Operations
(Dollars in thousands, except per share amounts)

	December 31, 2019			December 31, 2018
	Continuing Operations	Discontinued Operations	Total	Continuing Operations	Discontinued Operations	Total
Revenues:
Well Servicing	$226,966	$—	$226,966	$250,982	$9	$250,991
Water Logistics	199,816	—	199,816	231,283	—	231,283
Completion & Remedial Services	140,468	134,474	274,942	171,300	298,156	469,456
Other Services	—	8,411	8,411	—	12,990	12,990
Total revenues	567,250	142,885	710,135	653,565	311,155	964,720
Expenses:
Well Servicing	186,782	(92)	186,690	203,785	(200)	203,585
Water Logistics	141,379	—	141,379	166,907	19	166,926
Completion & Remedial Services	98,654	127,950	226,604	109,713	256,062	365,775
Other Services	—	6,920	6,920	—	10,130	10,130
General and administrative	118,460	15,208	133,668	145,725	21,790	167,515
Depreciation and amortization	69,489	45,168	114,657	78,173	48,244	126,417
Asset impairment	—	35,801	35,801	—	—	—
Loss (gain) on disposal of assets	2,135	1,878	4,013	(4,918)	2,320	(2,598)
Total expenses	616,899	232,833	849,732	699,385	338,365	1,037,750
Operating loss	(49,649)	(89,948)	(139,597)	(45,820)	(27,210)	(73,030)
Other income (expense):
Loss on extinguishment of debt	—	—	—	(26,429)	—	(26,429)
Interest expense	(42,887)	(583)	(43,470)	(45,161)	(692)	(45,853)
Interest income	509	—	509	364	—	364
Other income	647	34	681	537	41	578
Loss before income taxes	(91,380)	(90,497)	(181,877)	(116,509)	(27,861)	(144,370)
Income tax expense	(21)	—	(21)	(227)	—	(227)
Loss from operations	$(91,401)	$(90,497)	$(181,898)	$(116,736)	$(27,861)	$(144,597)

Net loss per share of common stock, basic and diluted	$(3.50)	$(3.46)	$(6.96)	$(4.41)	$(1.05)	$(5.46)

Interest expense in discontinued operations related to interest expense on capital lease assets that operated in the discontinued Completions & Remedial Services and Other Services segments.
Applicable Consolidated Statements of Cash Flow information related to the divested operations for the years ended December 31, 2019 and 2018 are detailed in the table below (in thousands):

	December 31, 2019	December 31, 2018
Cash Flows from Discontinued Operations
Net cash provided (used) by operating activities	$2,120	$37,691
Net cash provided (used) in investing activities	$133	$(23,074)

Reconciling items for cash flows:
	December 31, 2019
	Continuing operations	Discontinued operations	Cash flows
Operating activities :
Inventory and other write-downs	$5,266	$5,341	$10,607
Loss on disposal of assets	$2,135	$1,878	$4,013
Investing activities:
Purchase of Property plant and equipment	$(44,794)	$(10,559)	$(55,353)
Proceeds from sales of assets	$6,605	$10,692	$17,297

Reconciling items for cash flows:
	December 31, 2018
	Continuing operations	Discontinued operations	Cash flows
Operating activities :
(Gain) Loss on disposal of assets	$(4,918)	$2,320	$(2,598)
Investing activities:
Purchase of Property plant and equipment	$(43,063)	$(25,646)	$(68,709)
Proceeds from sales of assets	$15,213	$2,572	$17,785

3. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of Basic, for which we hold a majority voting interest. All intercompany transactions and balances have been eliminated.
Other Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. A majority of the reclassifications were related to the discontinued operations. These reclassifications do not impact net income (loss) and do not reflect a material change to the information previously presented in our consolidated financial statements.
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
Litigation and Self-Insured Risk Reserves
Basic estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. Basic maintains accruals in the consolidated balance sheets to cover self-insurance retentions. Please see Note 9. Commitments and Contingencies for further discussion.
Revenue Recognition
Basic accounts for revenues under Accounting Standards Codification (ASC) Topic - 606 - Revenue from Contracts with Customers, the core principle of which is that a company should recognize revenue to match the delivery of goods or services to customers to the consideration the company expects to be entitled in exchange for transferring goods or services to a customer. The new standard also requires significantly expanded disclosures regarding the qualitative and quantitative information of revenue and cash flows arising from contracts with customers. We adopted the standard effective January 1, 2018, using the modified retrospective method. Other than additional required disclosures, adoption of the new standard did not have a significant impact on our consolidated financial statements.

Our revenues are generated by services, which are consumed as provided by our customers on their sites. As a decentralized organization, contracts for our services are negotiated on a regional level and are on a per job basis, with jobs being completed in a short period of time, usually one day or up to a week. Revenue is recognized as performance obligations have been completed on a daily basis either as Accounts Receivable or Work-in-Process ("WIP"), when all of the proper approvals are obtained. A small percentage of our jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performances obligations in the contract are complete, such as, drilling or plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and we are contractually entitled to bill for our services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than WIP or Accounts Receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue. Basic does not have any long-term service contracts; nor do we have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.
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
Concentrations of Credit Risk
Financial instruments, which potentially subject Basic to concentration of credit risk, consist primarily of temporary cash investments and trade receivables. Basic restricts investment of temporary cash investments to financial institutions with high credit standing. Basic’s customer base consists primarily of multi-national and independent oil and natural gas producers. It performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. Credit risk is considered by management to be limited due to the large number of customers comprising its customer base. Basic maintains an allowance for potential credit losses on its trade receivables. For the twelve months ended December 31, 2019, one customer represented 12% of consolidated revenue.
Leases
Basic determines if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We capitalize operating leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.
Operating leases are included in operating lease ROU assets, current operating lease liabilities, and long-term operating lease liabilities in our consolidated balance sheets. Operating lease ROU assets and liabilities are recognized at the commencement date of an arrangement based on the present value of lease payments over the lease term. Lease expense for operating lease payments is recognized on a straight-line basis over the lease term. Basic adopted this standard on January 1, 2019.

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
Impairments
We perform a review of our asset groups for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset groups carrying amount. When impairment is identified and fair value is less than carrying value, an impairment charge is recorded to income based on an estimated fair value generally determined based on an estimate of future cash flows on a discounted basis. See Note 4. Property and Equipment for disclosures related to our tangible and intangible property impairments in 2019 and 2018.
Intangible Assets
Basic’s intangible assets subject to amortization were as follows (in thousands):

	December 31,
	2019	2018
Trade names	$3,230	$3,410
Other intangible assets	48	48
Sub-total	3,278	3,458
Less accumulated amortization	675	474
Intangible assets subject to amortization, net	$2,603	$2,984

Amortization expense for each of the years ended December 31, 2019 and 2018 was approximately $0.2 million. Basic evaluates intangible assets for impairment annually. In 2019, the Company wrote off $0.2 million of net trade names related to the discontinued pumping services line of business.

Amortization expense for the next five succeeding years is expected to be as follows (in thousands):

Amortization
Expense
2020	$225
2021	225
2022	215
2023	215
2024	215
Thereafter	1,508
Total	$2,603
Developed technology are amortized over a 5-year life. Trade names are amortized over a 15-year life.
Debt Issuance Costs
Basic capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to our ABL Facility are presented net of amortization as a non-current asset. Debt issuance costs related to our Senior Secured Notes and Term Loan are presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $2.3 million in 2019, and $1.1 million in 2018.
Stock-Based Compensation
Basic has historically compensated our directors, executives and employees using a combination of performance and time-based stock option, restricted share, and restricted share unit awards. Basic accounts for share-based payment awards under Accounting Codification Standard 718 - Compensation - Stock Compensation (ASC 718), which requires that the value of the awards is established at the date of the grant and is expensed over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Share-based awards that vest over a certain service period with no market conditions are valued at the closing market price on the grant date. Share-based awards that are dependent upon certain market performance and service conditions being met are valued using a Monte Carlo simulation model with model inputs that are determined on the date of the grant. Option grants are valued using the Black-Scholes-Merton model using model inputs that are determined on the date of the grant. Once the per-share fair value on the grant date is established, the aggregate expense of the grant is recognized on a straight-line basis over the vesting period of the grant.
Asset Retirement Obligations
Basic is required to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets and capitalize an equal amount as a cost of the asset depreciating it over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation is adjusted at the end of each quarter to reflect the passage of time, changes in the estimated future cash flows underlying the obligation, acquisition or construction of assets, and settlements of obligations. Basic has asset retirement obligations related to our saltwater disposal facilities, brine and freshwater wells.
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
Income Taxes
The provision for income taxes is determined using the asset and liability method of accounting for income taxes based on the authoritative accounting guidance. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record net deferred tax assets to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we were to determine that we would be able to realize our deferred income tax assets in the future in excess of net recorded amount, we would make an adjustment to the valuation allowance which would reduce the provision for income taxes.
Recent Accounting Pronouncements
In February 2016, the FASB established Topic 842, Leases, by issuing Accounting Standards Update (ASU) No. 2016-02, which requires lessees to recognize leases on-balance sheet and disclose key information about leasing arrangements. Topic 842 was subsequently amended by ASU No. 2018-01, Land Easement Practical Expedient for Transition to Topic 842; ASU No. 2018-10, Codification Improvements to Topic 842, Leases; and ASU No. 2018-11, Targeted Improvements. The new standard establishes a right-of-use model (ROU) that requires a lessee to recognize a ROU asset and lease liability on the balance sheet for all leases with a term longer than 12 months. Leases will be classified as finance or operating, with classification affecting the pattern and classification of expense recognition in the income statement. The new standard was adopted effective January 1, 2019. See Note 6. Leases for further discussion.
In June 2016, the FASB issued Accounting Standards Update (“ASU”) 2016-13, "Financial Instruments–Credit Losses," and subsequent amendment to the initial guidance, ASU 2018-19 (collectively, Topic 326). ASU 2016-13 amends current measurement techniques used to estimate credit losses for financial assets. The amendments in ASU 2016-13 are effective for financial statements issued for annual periods beginning after December 15, 2019, and interim periods within those annual periods. Basic adopted this standard on January 1, 2020, and the adoption did not have a material impact on our consolidated financial statements.
In August 2018, the FASB issued ASU 2018-15, "Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement that is a Service Contract." ASU 2018-15 requires implementation costs incurred by customers in cloud computing arrangements to be deferred over the noncancellable term of the cloud computing arrangements plus any optional renewal periods (1) that are reasonably certain to be exercised by the customer or (2) for which exercise of the renewal option is controlled by the cloud service provider. The effective date of this pronouncement is for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years, and early adoption is permitted. The standard can be adopted either using the prospective or retrospective transition approach. Basic adopted this standard on September 30, 2019, and the adoption did not have a material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes.” ASU 2019-12 intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of the ASU are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. Basic is currently evaluating the impact of this pronouncement on its consolidated financial statements.

4. Property and Equipment
The following table summarizes the components of property and equipment for the years ended December 31, 2019, and 2018. Prior year amounts are adjusted for the discontinued pumping services and contract drilling operations (in thousands):

	December 31,
Property and Equipment:	2019	2018
Land	$15,682	$14,601
Buildings and improvements	30,902	30,108
Well service units and equipment	130,318	122,236
Disposal facilities	87,763	63,229
Fluid services equipment	79,024	78,501
Rental equipment	60,886	48,319
Pumping equipment	47,083	49,265
Light vehicles	26,630	23,063
Fracturing/test tanks	6,153	6,001
Brine and fresh water stations	4,340	3,295
Other	3,948	3,984
Software	896	857
Sub-total	493,625	443,459
Less accumulated depreciation and amortization	(196,512)	(134,289)
Property and equipment, net	$297,113	$309,170

Basic is obligated under various capital leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under capital leases and included above (in thousands):

	December 31,
Property and Equipment:	2019	2018
Fluid services equipment	$34,499	$35,034
Light vehicles	19,563	15,631
Pumping equipment	16,576	16,920
Rental equipment	1,130	—
Sub-total	71,768	67,585
Less accumulated amortization	(27,727)	(16,634)
Property and equipment, net	$44,041	$50,951

During the period ended December 31, 2019, based on the Company's evaluation of the demand for pressure pumping and contract drilling services, the Company's management decided to divest all of Basic's contract drilling rigs, a majority of pressure pumping equipment and related ancillary equipment, with a net book value of $91.8 million. The Company determined that the carrying value of these assets may not be fully recoverable upon liquidation. The fair value of assets was determined after considering offers to purchase assets in an orderly transaction, third-party estimates, and management's estimates based on comparable sales. As a result of the Company's evaluation of the fair value of assets, an impairment of $35.8 million was recognized within discontinued operations on the consolidated statement of operations during the year ended December 31, 2019, with the remaining net book value transferred to assets held for sale. Basic's estimate of expected cash flows which may result from the sale of equipment may differ from actual cash received due to excess capacity in the industry.
5. Asset Retirement Obligations
The Company has the obligation to plug and remediate its saltwater disposal wellsites when the assets are to be retired. This asset retirement obligation ("ARO") includes plugging inactive assets, removal of surface equipment, and remediation of soil contamination. The Company records a liability for the fair value of ARO that we can reasonably estimate, on a discounted basis, in the period in which the asset is acquired. The fair value of the liability is calculated using discounted cash flow techniques and based on internal estimates and assumptions related to (i) future retirement costs, (ii) expected remaining lives of the assets, (iii) future inflation rates, and (iv) credit adjusted risk-free interest rates. Significant increases or decreases in these assumptions could result in a significant change to the fair value measurement.
During 2019, the Company increased its estimated ARO liability by $7.2 million. The additional operational and accounting information provided by the creation of our water midstream entity allowed management to determine which wellsites were candidates for further capital investment, and which were candidates for plugging and abandonment (“P&A” or plug & abandon). The first nine months of plugging and abandonment activity in 2019 provided additional information to revise our initial P&A estimates made when each disposal well was an extension of a trucking yard. As an extension of a trucking yard, a well may be plugged, but not abandoned since the trucking yard would still be operational. As a stand-alone water midstream entity, if ALM were to plug a well, it would likely also remediate and abandon the wellsite at the same time. The data gathered from the creation of the entity allowed us to make the upward revision of our estimate in the third quarter of 2019.
The following table presents activity in our ARO (in thousands):

	2019	2018
Balance as of January 1, 2019	$2,587	$2,507
Additions	281	16
Revision in estimate	7,205	—
Disposals	(124)	(148)
Expenditures	(671)	—
Accretion of discount	1,051	212
Balance as of December 31, 2019	$10,329	$2,587
The following table outlines our contractual obligations as of December 31, 2019 (in thousands):

Retirement obligation
2020	$1,285
2021	172
2022	146
2023	341
Thereafter	8,385
Total asset retirement obligations	$10,329

6. Leases
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
Operating lease expense consists of rent expense related to leases that were included in ROU assets under Topic 842. Basic recognizes operating lease expense on a straight-line basis, except for certain variable expenses that are recognized when the variability is resolved, typically during the period in which they are paid. Variable operating lease payments typically include charges for property taxes and insurance, and some leases contain variable payments related to non-lease components, including common area maintenance and usage of facilities or office equipment (for example, copiers), which totaled approximately $1.1 million during the twelve months ended December 31, 2019. Prepaid rent totaled $0.1 million at December 31, 2019.
The following table summarizes the components of the Company's lease expense recognized for the twelve months ended December 31, 2019, excluding variable lease and prepaid rent costs (in thousands):

December 31, 2019
Operating lease expense:
Short-term operating lease	$5,691
Long-term operating lease	8,681
Total operating lease expense	$14,372
Finance lease expense:
Amortization of right-of-use assets	$19,171
Interest on lease liabilities	5,005
Total finance lease expense	$24,176
Supplemental information related to leases was as follows:

December 31, 2019
Operating leases
Weighted average remaining lease term	3.1 years
Weighted average discount rate	14.8%
Finance leases
Weighted average remaining lease term	2.1 years
Weighted average discount rate	8.2%

Supplemental cash flow information related to leases was as follows for the year ended December 31, 2019 (in thousands):

Year Ended December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$14,372
Operating cash outflows from finance leases	5,005
Financing cash outflows from finance leases	29,364
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	2,477
Finance leases	7,941
Supplemental balance sheet information related to leases was as follows as of December 31, 2019, and December 31, 2018 (in thousands):

	December 31, 2019	December 31, 2018
Right-of-Use Assets under Operating Leases
Operating lease right-of-use assets	$14,540	$20,819
Operating lease right-of-use liabilities, current portion	4,906	5,649
Operating lease right-of-use liabilities, long-term portion	9,634	15,170
Total operating lease liabilities	$14,540	$20,819
Right-of-Use Assets under Finance Leases
Property and equipment, at cost	$71,768	$67,585
Less accumulated depreciation	(27,727)	(16,634)
Property and equipment, net	$44,041	$50,951

Current portion of finance leases	$18,738	$20,061
Long-term finance leases	17,160	29,865
Total finance lease liabilities	$35,898	$49,926
Future annual minimum operating lease payments were as follows (in thousands):

December 31,
2019
2020	$6,618
2021	5,227
2022	4,393
2023	942
2024	721
Thereafter	325
Total lease payments	$18,226
Impact of discounting	(3,686)
Discounted value of operating lease obligation	$14,540

7. Long-Term Debt
Long-term debt consisted of the following (in thousands):

	December 31,
	2019	2018
10.75% Senior Notes due 2023	$300,000	$300,000
Capital leases and other notes	35,898	49,926
Unamortized discount and deferred debt costs	(8,795)	(11,169)
Total long-term debt	327,103	338,757
Less current portion	18,738	19,582
Total non-current portion of long-term debt	$308,365	$319,175

Debt Discounts
The following discounts on debt represent the unamortized discount to fair value of prior Amended and Restated Term Loan Agreement and the short-term and long-term portions of the fair value discount of capital leases (in thousands):

	December 31,
	2019	2018
Unamortized discount on Senior Notes	$2,156	$2,731
Unamortized discount on Capital Leases - short-term	—	479
Unamortized deferred debt issuance costs	6,639	7,959
Total	$8,795	$11,169

Senior Secured Notes
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
At any time on or prior to October 15, 2020, the Company may redeem up to 35% of the aggregate principal amount of the Senior Notes at a redemption price equal to 110.75% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, with an amount of cash not greater than the net proceeds from certain equity offerings. At any time prior to October 15, 2020, the Company may redeem the Senior Notes, in whole or in part, at a redemption price equal to 100% of the principal amount of the Senior Notes plus a “make-whole” premium plus accrued and unpaid interest, if any, to the redemption date. The Company may also redeem all or a part of the Senior Notes at any time on or after October 15, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date.
The Company may redeem all, but not less than all, of the Senior Notes in connection with a company sale transaction, at a redemption price of 105.375% of principal for a company sale that occurs on or after April 15, 2019 and on or before October 15, 2019, or 108.063% of principal amount for a company sale that occurs after October 15, 2019 and before October 15, 2020, in each case plus accrued and unpaid interest, if any, to the redemption date. If the transactions contemplated by the Exchange Agreement are followed by a downgrade in the Company's rating by either S&P Global Ratings or Moody’s Investors Service within 90 days, a “Change of Control” as defined in our Senior Notes will be deemed to have occurred. If the Company experiences such a Change of Control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
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
ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Amended and Restated Term Loan Agreement and entered into an ABL Credit Agreement (the “ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”), Bank of America, N.A., as administrative agent (the “Administrative Agent”), swing line lender and letter of credit issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and letter of credit issuer, and the other lenders from time to time party thereto (collectively, the “ABL Lenders”). Pursuant to the ABL Credit Agreement, the ABL Lenders have extended to the Borrower a revolving credit facility in the maximum aggregate principal amount of $150 million, subject to borrowing base capacity (the “ABL Facility”). The ABL Facility includes a sublimit for letters of credit of up to $50 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15 million and (b) the aggregate commitments of the ABL Lenders. The ABL Facility also provides capacity for base rate protective advances up to $10 million at the discretion of the Administrative Agent and provisions relating to overadvances. The ABL Facility contains no restricted cash requirements.
Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBO rate. The applicable rate is fixed from the closing date to April 1, 2019. After April 1, 2019, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter. The applicable rate has remained unchanged since inception of the ABL Facility.
Principal amounts outstanding under the ABL Facility will be due and payable in full on the maturity date, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of December 31, 2019, Basic had no borrowings and $34.2 million of letters of credit outstanding under the ABL Facility.
Prior ABL Facility
On September 29, 2017, Basic entered into a credit facility (the "Prior ABL Facility") pursuant to (i) a Receivables Transfer Agreement (the “Transfer Agreement”) entered into by and among Basic Energy Services, L.P. (“BES LP”), as the initial originator and Basic Energy Receivables, LLC (the “SPE”), as the transferee and (ii) the Credit Agreement.
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
Loans under our Prior ABL Facility bore interest at a fluctuating rate equal to (a) the Alternate Base Rate plus 2.25% with respect to ABR Loans or (b) the Adjusted LIBO rate plus 3.25% with respect to Eurodollar Loans (each as defined in the Credit Agreement). A commitment fee equal to 0.375% per annum was payable on the unused commitments under the Credit Agreement. The loans made pursuant to the Credit Agreement had a maturity date of September 29, 2021.
In connection with the closing of its Senior Notes offering, the Company repaid the balances outstanding under the Prior ABL Facility in its entirety and terminated the Prior ABL Facility.
Amended and Restated Term Loan Agreement
On December 23, 2016, the Company entered into an Amended and Restated Term Loan Credit Agreement (the “Amended and Restated Term Loan Agreement”) with a syndicate of lenders and U.S. Bank National Association, as administrative agent for the lenders. On October 2, 2018, in connection with the closing of its Senior Note offering, the Company repaid its outstanding debt (including accrued interest) under the Amended and Restated Term Loan Agreement and terminated the Amended and Restated Term Loan Agreement. The Amended and Restated Term Loan Agreement repayment was made prior to the maturity date defined in the Amended and Restated Term Loan Agreement, and the Company incurred repayment penalties of approximately $17.6 million associated with the repayment.
Other Debt
Basic has a variety of other capital leases outstanding, which are generally customary in Basic’s business.

As of December 31, 2019, the aggregate maturities of debt, including capital leases, for the next five years and thereafter are as follows (in thousands):

Period:	Debt	Capital Leases
2020	$—	$18,738
2021	—	11,485
2022	—	4,835
2023	300,000	785
Thereafter	—	55
Total	$300,000	$35,898
Basic’s interest expense consisted of the following (in thousands):

	Year ended December 31,
Interest expense:	2019	2018
Cash payments for interest	$39,248	$34,396
Commitment and other fees paid	48	2,441
Amortization of discounts	1,054	3,424
Amortization of deferred debt costs	2,338	1,050
Change in accrued interest	86	3,688
Other	113	162
Interest expense - continuing operations	$42,887	$45,161

8. Fair Value Measurements
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

		December 31, 2019		December 31, 2018
	Hierarchy	Carrying	Fair	Carrying	Fair
	Level	Amount	Value	Amount	Value
10.75 % Senior Notes due 2023	1	$297,844	$213,246	$297,269	$257,806
Basic did not have any assets or liabilities that were measured at fair value on a recurring basis at December 31, 2018, and 2019.

9. Commitments and Contingencies
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
Sales and Use Tax Audit
In 2018, the Texas State Comptroller’s office issued a preliminary report on the sales and use tax audit for the period from 2010 through 2013. Basic appealed the preliminary report through the redetermination process. Based on our analysis, the potential liability associated with this audit ranges from $6.0 million to $24.0 million. This range could potentially change in future periods as the appeals and redetermination process progresses. Basic recorded an accrual of $6.0 million in the second quarter of 2018. After making monthly payments of $100,000, a net estimated liability of $4.2 million, and an additional amount of $1.9 million of related interest are included in accrued liabilities for the twelve months ended December 31, 2019.
On August 15, 2019, the Company was notified by the Oklahoma Tax Commission (the "OTC") that the tax court had issued findings, conclusions, and recommendations in an on-going tax case related to tax years 2006 through 2008. Based on the ruling and the advice of our Oklahoma tax counsel, the Company decided to negotiate a settlement with the OTC. The Company's analysis is that the potential liability associated with the settlement may range from $2.3 million to $3.5 million. The Company recorded $2.3 million of income tax and interest payable, which are included as accrued expenses on our consolidated balance sheets, and the related expense during the year ended December 31, 2019.
Employment Agreements
Pursuant to the Employment Agreement with Keith Schilling, the President and Chief Executive Officer of the Company, effective through December 31, 2021, and set to automatically renew for subsequent one-year periods unless notice of termination is properly given by the Company or Mr. Schilling, Mr. Schilling is entitled to a base salary of $650,000 per year. Mr. Schilling will also receive an annual performance bonus, with a target bonus equal to 90% of his base salary, if certain performance criteria are met. Under the Employment Agreement, Mr. Schilling is also eligible from time to time to receive awards of long-term equity incentive compensation under the Company’s equity compensation plans. In addition to his one-time signing bonus of $150,000, he will receive one-time payments to compensate him for the loss of equity issued from his previous employment in the following amounts: (i) $50,000 on May 15, 2020, (ii) $100,000 on May 15, 2021, and (iii) $100,000 on May 15, 2022, in each case conditioned on his continued employment through the applicable payment date.
If Mr. Schilling’s employment is terminated for certain reasons, he would also be entitled to a lump sum severance payment equal to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. Additionally, if Mr. Schilling’s employment is terminated for certain reasons within the six months preceding or the twelve months following a change of control of the Company, he would be entitled to a lump sum severance payment equal to two times the sum of his annual base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three completed fiscal years. In the event that within the six months preceding or the twelve months following a change of control of the Company, Mr. Schilling’s Employment Agreement is not renewed by the Company and a new employment agreement has not been entered into, Mr. Schilling will be entitled to the same severance benefits described above, subject to certain conditions.
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
Self-Insured Risk Accruals
Basic is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. Basic generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. Basic has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $2.0 million, $1.0 million and $0.4 million, respectively. Basic has a $1.0 million deductible per occurrence for automobile liability. Basic maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions by using third-party data and claims history.

10. Accrued Expenses
Accrued expenses included in current liabilities on our Consolidated Balance Sheet are as follows (in thousands):

	December 31,
	2019	2018
Employee compensation	$17,527	$20,680
Retained losses on insurance obligations	9,801	6,566
Accrued interest	8,997	10,068
Property tax payable	4,672	1,617
Federal and state tax payable	2,375	—
Short-term sales tax payable	2,114	2,336
Professional fees	1,260	1,638
Other	1,370	2,050
Total	$48,116	$44,955

11. Stockholders' Equity
Common Stock
Basic had 80,000,000 shares of Basic’s common stock, par value $0.01 per share authorized, 27,912,059 shares issued and 24,904,485 shares outstanding at December 31, 2019.
Treasury Stock
Basic acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock unit awards, forfeitures of restricted share awards, and through the publicly announced repurchase program. Basic issued and repurchased a net total of 2,692,116 and 160,026 common shares for the years ended December 31, 2019 and 2018 respectively.
Preferred Stock
At December 31, 2019, Basic had 5,000,000 shares of preferred stock, par value $0.01 per share, authorized, of which none was designated, issued or outstanding.

12. Incentive Plan
Management Incentive Plan
On May 14, 2019, the stockholders of the Company approved the Basic Energy Services, Inc. 2019 Long Term Incentive Plan (the “LTIP”) to succeed the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”). The LTIP became effective on May 14, 2019, and replaced the MIP. A total of 2,481,657 shares of the Company’s common stock are reserved for issuance pursuant to the LTIP. No further awards will be granted under the MIP.
During the years ended December 31, 2019 and 2018, compensation expense related to share-based arrangements under the MIP and the LTIP, including restricted stock, restricted stock units and stock option awards, was approximately $8.7 million and $27.3 million respectively. For compensation expense recognized during the year ended December 31, 2019 and 2018, Basic did not recognize a tax benefit.
At December 31, 2019, there was $3.1 million unrecognized compensation related to non-vested share-based compensation arrangements granted under the MIP and the LTIP. That cost is expected to be recognized over a weighted average period of 1.85 years. Expenses described below are for employee awards granted under the MIP or the LTIP, as applicable.
Stock Option Awards
Total expense related to stock options was approximately $1.9 million in 2019 and $4.2 million in 2018. Future expense for all options is expected to be approximately $0.1 million in the first quarter of 2020.
Options granted under the MIP expire 10 years from the date they are granted, and generally vest over a period of three years.
The following table reflects the summary of stock options outstanding at December 31, 2019:

	Number of Options Granted	Weighted Average Exercise Price ($)	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Non-statutory stock options:
Outstanding, beginning of period	595,736	39.23
Options granted	—	—
Options forfeited	(77,702)	39.30
Options exercised	—	—
Options expired	(211,528)	39.25
Outstanding, end of period	306,506	39.23	7.08	—
Exercisable, end of period	256,867	38.71	7.07	—
Vested or expected to vest, end of period	49,639	41.90	7.17	—
Restricted Stock Unit Awards
Time-based
A summary of the status of Basic’s non-vested RSU grants at December 31, 2019 and changes during the year ended December 31, 2019 is presented in the following table:

	Number of Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Non-vested at beginning of period	191,302	$16.58
Granted during period	653,160	2.53
Vested during period	(73,976)	16.17
Forfeited during period	(197,420)	5.43
Non-vested at end of period	573,066	$4.46

Valuation of time vesting restricted stock units for all periods presented is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-vesting restricted stock units vested in fiscal 2019 and 2018 was $0.3 million and $1.4 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.

Performance-based
A summary of the status of Basic’s non-vested performance-based grants at December 31, 2019 and changes during the year ended December 31, 2019 is presented in the following table:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Unit
Non-vested at beginning of period	682,985	$27.27
Granted during period	—	—
Vested during period	(218,541)	36.33
Forfeited during period	(152,206)	28.13
Non-vested at end of period	312,238	$20.52

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
The total fair value of performance-based restricted stock units vested in 2019 and 2018 was $1.0 million and $5.5 million, respectively and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
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
The total fair value of restricted stock awards vested during the twelve months ended December 31, 2019, and 2018 was $33,000 and $77,000, respectively, and was measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Phantom Stock Awards
On March 21, 2019, the Compensation Committee of the Board approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. The aggregate number of phantom shares issued on March 22, 2019, was 370,350. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on March 22, 2020, and are subject to accelerated vesting in certain circumstances. Total expense related to phantom stock granted to key employees for the years ended December 31, 2019 and 2018, was approximately $0.1 million and $0.7 million, respectively.
On May 15, 2019, the Compensation Committee of the Board made grants of phantom restricted stock to certain members of management. The aggregate number of phantom shares issued on May 15, 2019 to certain members of management was 524,160. These grants remain subject to vesting annually in one-third increments over a three-year period, with the first portion vesting on May 15, 2020, and are subject to accelerated vesting in certain circumstances. Total expense related to this grant for the year ended December 31, 2019, was approximately $0.1 million.

On May 15, 2019, the Compensation Committee of the Board made grants of phantom restricted stock to non-employee members of the Board. The number of phantom shares issued on May 15, 2019 to non-employee members of the Board was 54,000. These grants remain subject to vesting fully on the first anniversary of the grant date, and are subject to accelerated vesting in certain circumstances. Total expense related to this grant for the year ended December 31, 2019, was approximately $31,000.
In the second quarter of 2019, the Compensation Committee of the Board approved grants of phantom performance-based restricted stock to certain members of management. The performance-based phantom stock awards are tied to Basic’s achievement of total stockholder return (“TSR”) relative to the TSR of a peer group of energy services companies over the performance period. The number of phantom shares to be issued will range from 0% to 150% of the 1,069,320 target number of phantom shares. Any phantom shares earned at the end of the performance period will then remain subject to vesting in one-half increments on May 15, 2021, and 2022 (subject to accelerated vesting in certain circumstances). Phantom shares are recorded as a liability at fair value calculated using a Monte Carlo valuation and are included in other current liabilities. Total expense related to performance-based phantom stock for the year ended December 31, 2019, was approximately $0.2 million.
On February 8, 2018, the Compensation Committee approved grants of phantom restricted stock awards to certain key employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. The number of phantom shares issued on February 8, 2018 was 82,350. These grants remain subject to vesting annually in one-third increments over a three-year period, the first portion vested on March 15, 2019, and are subject to accelerated vesting in certain circumstances.
 Warrant Agreement
On December 23, 2016, the Company entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent. The Company issued warrants (the “Warrants,” and holders thereof “Warrantholders”), which in the aggregate, are exercisable to purchase up to approximately 2,066,627 shares of common stock. As of December 31, 2019 there were 2,066,576 warrants outstanding, exercisable until December 23, 2023, to purchase at an initial exercise price of $55.25 per share, subject to adjustment as provided in the Warrant Agreement. At issuance, the warrants were recorded at fair value, which was determined using the Black-Scholes option pricing model. The warrants are equity classified and, at issuance, were recorded as an increase to additional paid-in capital in the amount of $8.4 million. All unexercised Warrants will expire, and the rights of the Warrantholder to purchase common stock will terminate on December 23, 2023.
13. Net Loss Per Share
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

	Year ended December 31,
	2019	2018
Numerator (both basic and diluted):
Loss from continuing operations	$(91,401)	$(116,736)
Loss from discontinued operations, net of tax	(90,497)	(27,861)
Net loss available to common stockholders	$(181,898)	$(144,597)
Denominator:
Denominator for basic and diluted earnings per share	26,141,414	26,467,417

Basic and diluted loss per common share from continuing operations:	$(3.50)	$(4.41)
Basic and diluted loss per common share from discontinued operations:	(3.46)	(1.05)
Basic and diluted loss per common share available to stockholders:	$(6.96)	$(5.46)

The Company has issued potentially dilutive instruments such as unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted loss per share during the periods presented, because to include them would be anti-dilutive.

The following shows potentially dilutive instruments:

	Year ended December 31,
	2019	2018
Warrants	2,066,576	2,066,576
Unvested restricted stock units	373,754	29,806
Stock options	306,506	595,736
Total	2,746,836	2,692,118

14. Business Segment Information
Basic’s reportable business segments are Well Servicing, Water Logistics, and Completion & Remedial Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Prior to December 2019, the Company operated an Other Services segment, which was comprised of contract drilling services and manufacturing and rig servicing. Contract drilling was discontinued as a service in the third quarter of 2019, and manufacturing rig servicing was realigned with Well Servicing. Our Pumping Services Division, which was included in the Completion & Remedial Services segment was discontinued in the fourth quarter of 2019. The following is a description of our business segments included in continuing operations:
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
Completion & Remedial Services: This segment utilizes coiled tubing services, air compressor packages specially configured for underbalanced drilling operations, an array of specialized rental equipment and fishing tools, thru-tubing and snubbing units.
Basic’s management evaluates the performance of its operating segments based on operating revenues and segment profits. Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of working capital and debt financing costs.

The following table sets forth certain financial information with respect to Basic’s reportable segments (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Continuing Operations Total	Discontinued Operations
Year ended December 31, 2019
Operating revenues	$226,966	$199,816	$140,468	$—	$567,250	$142,885
Direct operating costs	(186,782)	(141,379)	(98,654)	—	(426,815)	(134,778)
Segment profits	40,184	58,437	41,814	—	140,435	8,107
Depreciation and amortization	18,766	26,143	19,964	4,616	69,489	45,168
Capital expenditures	14,525	26,209	7,033	654	48,421	12,067
Identifiable assets	$78,686	$118,960	$42,560	$256,044	$496,250	$54,224

Year ended December 31, 2018
Operating revenues	$250,982	$231,283	$171,300	$—	$653,565	$311,154
Direct operating costs	(203,785)	(166,907)	(109,713)	—	(480,405)	(266,011)
Segment profits	47,197	64,376	61,587	—	173,160	45,143
Depreciation and amortization	18,470	25,250	27,903	6,550	78,173	48,244
Capital expenditures	22,212	24,737	10,128	1,396	58,473	29,970
Identifiable assets	$89,813	$98,717	$125,123	$293,506	$607,159	$154,618

The following table reconciles the segment profits reported above to the operating income as reported in the consolidated statements of operations (in thousands):

	Year ended December 31,
	2019	2018
Segment profits	$140,435	$173,160
General and administrative expenses	(118,460)	(145,725)
Depreciation and amortization	(69,489)	(78,173)
Gain (Loss) on disposal of assets	(2,135)	4,918
Operating loss	$(49,649)	$(45,820)

15. Revenues
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
As of December 31, 2019, accounts receivable related to products and services were $99.6 million. At December 31, 2019, the Company had $1.0 million of contract assets and $0.9 million of contract liabilities on our consolidated balance sheet. At December 31, 2018, the Company had $1.1 million of contract assets and $0.9 million contract liabilities recorded on our consolidated balance sheet.
Basic does not have any long-term service contracts; nor do we have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.

The following table summarizes our disaggregated revenues by geographical markets and major service lines for the years ended December 31, 2019, and 2018 (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Twelve Months Ended December 31, 2019
Primary Geographical Markets
Permian Basin	$115,803	$106,306	$62,919	$23,697	$308,725
ArkLaTex & Mid-Continent	49,122	43,915	14,466	108,396	215,899
Rocky Mountain	24,069	22,310	69,526	3,507	119,412
Texas Gulf Coast	28,308	38,068	—	7,285	73,661
West Coast	21,727	—	—	—	21,727
Corporate (Intercompany)	(12,063)	(10,783)	(6,443)	—	(29,289)
Total	$226,966	$199,816	$140,468	$142,885	$710,135

Major Service Lines
Well Servicing	$187,693	—	—	—	$187,693
Plugging	26,050	—	—	—	26,050
Transport/Vacuum	—	122,008	—	—	122,008
Production and Disposal Facilities	—	20,519	—	—	20,519
Hot Oiler	—	20,709	—	—	20,709
RAFT	—	—	73,978	—	73,978
Coiled Tubing	—	—	54,428	—	54,428
Snubbing	—	—	3,709	—	3,709
Taylor Industries - Manufacturing (Intercompany)	3,931	—	—	—	3,931
Discontinued Operations	—	—	—	142,885	142,885
Other	9,292	36,580	8,353	—	54,225
Total	$226,966	$199,816	$140,468	$142,885	$710,135

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Twelve Months Ended December 31, 2018
Primary Geographical Markets
Permian Basin	$118,631	$125,528	$77,419	$72,832	$394,410
Texas Gulf Coast	28,313	35,074	1,030	13,660	78,077
ArkLaTex & Mid-Continent	52,511	44,492	26,641	208,353	331,997
West Coast	30,342	—	—	—	30,342
Rocky Mountain	27,067	31,908	84,291	16,310	159,576
Eastern USA	5,560	—	3,609	—	9,169
Corporate (Intercompany)	(11,442)	(5,719)	(21,690)	—	(38,851)
Total	$250,982	$231,283	$171,300	$311,155	$964,720

Major Service Lines
Well Servicing	$208,307	$—	$—	$—	$208,307
Plugging	25,165	—	—	—	25,165
Transport/Vacuum	—	142,222	—	—	142,222
Production and Disposal Facilities	—	24,204	—	—	24,204
Hot Oiler	—	20,613	—	—	20,613
RAFT	—	—	88,527	—	88,527
Coiled Tubing	—	—	68,935	—	68,935
Snubbing	—	—	10,972	—	10,972
Taylor Industries - Manufacturing (Intercompany)	7,660	—	—	—	7,660
Discontinued Operations	—	—	—	311,155	311,155
Other	9,850	44,244	2,866	—	56,960
Total	$250,982	$231,283	$171,300	$311,155	$964,720

16. Income Taxes
On December 22, 2017, the Tax Reform Act was signed into law. The legislation significantly changes U.S. tax law by, among other things, lowering the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018.
Income tax expense consists of the following (in thousands):

	Year ended December 31,
	2019	2018
Current:
Federal	$(1,900)	$—
State	1,921	305
Total	$21	$305
Deferred:
Federal	$—	$(74)
State	—	(4)
Total	—	(78)
Total income tax expense	$21	$227

Basic paid no federal income taxes during the years 2019 and 2018. Basic received a federal income tax refund of $2.8 million as of the year ended December 31, 2019 as a result of a tax year 2017 election to monetize the remaining alternative minimum tax credit carryforward in lieu of accelerated tax depreciation, and as a result of amending our 2007 federal tax return under section 172(f) of the Internal Revenue Code of 186, which allowed us to carry-back and recover workers' compensation expenses in the years we had "NOL" for 10 years.
Reconciliation between the amount determined by applying the U.S. Federal corporate rate of 21% to income before income taxes (benefit) for the years ended December 31, 2019 and 2018 is as follows (in thousands):

	Year ended December 31,
	2019	2018
Income tax benefit at federal statutory rate	$(19,190)	$(30,318)
Meals and entertainment	674	707
State taxes, net of federal benefit	580	(2,250)
Changes in Valuation Allowance	15,824	28,167
Equity Compensation Shortfall	2,601	2,644
Tax Basis Adjustments	—	41
Change in Estimates & Other	(468)	1,236
Total	$21	$227

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows (in thousands):

	Year ended December 31,
	2019	2018
Deferred tax assets:
Operating loss carryforward	$205,367	$178,657
Goodwill and intangibles	19,350	23,088
Interest Expense Limitation	16,721	10,722
Accrued liabilities	11,139	11,804
Operating Lease - Lease Liability	3,299	—
Deferred compensation	2,889	4,028
Asset retirement obligation	2,344	589
Inventory	972	265
Deferred Debt Costs	902	1,680
Receivables allowance	500	418
Valuation Allowances	(210,808)	(174,497)
Total deferred tax assets	$52,675	$56,754
Deferred tax liabilities:
Property and equipment	$(48,980)	$(55,901)
Operating Lease - ROU Asset	(3,299)	—
Prepaid expenses	(396)	(853)
Total deferred tax liabilities	$(52,675)	$(56,754)
Net deferred tax liability	$—	$—

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
Basic provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2019, a valuation allowance of approximately $210.8 million has been recorded on the net deferred tax assets for all federal and state tax jurisdictions in order to measure only the portion of the deferred tax asset that more likely than not will be realized. As of December 31, 2018, a valuation allowance of $174.5 million was recorded against the net deferred tax assets not expected to be realized.
Interest is recorded in interest expense and penalties are recorded in income tax expense. Basic had no interest or penalties related to an uncertain tax positions during 2019. Basic files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions.
As of December 31, 2019, Basic had approximately $900.7 million of net operating loss carryforwards ("NOL"), for federal income tax purposes, which begin to expire in 2032 and $341.4 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2020.
On March 9, 2020, the C&J Transaction resulted in an ownership change under section 382 of the Internal Revenue Code, and will limit the Company’s usage of certain of its net operating losses and interest expense disallowance carryforwards in the future.

17. Quarterly Financial Data (Unaudited)
The following table summarizes results for each of the four quarters in the years ended December 31, 2019, and 2018 (in thousands, except earnings per share data):

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Year
Year ended December 31, 2019:
Total revenues	$153,190	$147,975	$144,163	$121,922	$567,250
Segment profits	42,067	38,915	35,584	23,869	140,435
Net loss on continuing operations	(14,786)	(19,315)	(24,778)	(32,522)	(91,401)
Net loss on discontinued operations	$(12,690)	$(8,462)	$(14,100)	$(55,245)	$(90,497)
Loss per share of common stock (a):
Continuing operations, basic and diluted	$(0.55)	$(0.71)	$(0.97)	$(1.30)	$(3.50)
Discontinued operations, basic and diluted	$(0.47)	$(0.31)	$(0.55)	$(2.22)	$(3.46)
Weighted average common shares outstanding:
Basic	26,850	27,204	25,606	24,924	26,141
Diluted	26,850	27,204	25,606	24,924	26,141
Year ended December 31, 2018:
Total revenues	$158,997	$165,558	$171,144	$157,866	$653,565
Segment profits	42,948	45,245	44,716	40,251	173,160
Net loss on continuing operations	(23,650)	(30,990)	(20,354)	(41,742)	(116,736)
Net loss on discontinued operations	$(6,881)	$(9,064)	$(6,981)	$(4,935)	$(27,861)
Loss per share of common stock (a):
Continuing operations, basic and diluted	$(0.89)	$(1.18)	$(0.77)	$(1.57)	$(4.41)
Discontinued operations, basic and diluted	$(0.26)	$(0.34)	$(0.26)	$(0.19)	$(1.05)
Weighted average common shares outstanding:
Basic	26,336	26,444	26,510	26,570	26,467
Diluted	26,336	26,444	26,510	26,570	26,467

(a) The sum of individual quarterly net loss per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during such period.

18. Subsequent Events
On March 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Ascribe Investments III LLC, a Delaware limited liability company (“Ascribe”), NexTier Holding Co., a Delaware corporation (“Seller”) and C&J Well Services, Inc., a Delaware corporation, and wholly owned subsidiary of Seller (“CJWS”).
Pursuant to the Purchase Agreement, among other things, (i) Seller transferred and delivered to the Company and the Company purchased and acquired from Seller, all of the issued and outstanding shares of capital stock of CJWS held by Seller (the “Stock Purchase”), such that CJWS became a wholly-owned subsidiary of the Company; (ii) as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller certain 10.75% senior secured notes due October 2023 issued by the Company to Ascribe in an aggregate amount equal to $34.4 million (the “Ascribe Senior Notes”); (iii) Ascribe entered into an Exchange Agreement, dated March 9, 2020, with the Company (the “Exchange Agreement”) pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of newly issued common stock equivalent preferred stock, designated as “Series A Participating Preferred Stock,” par value $0.01 per share, of the Company (the “Series A Preferred Stock”) and (b) an amount in cash approximately equal to $1.5 million (the “Exchange Transaction” and, together with the Stock Purchase and the other transactions contemplated by the Purchase Agreement, the “C&J Transaction”), and (iv) the Company agreed to hire Jack Renshaw as a Senior Vice President, Western Region, upon consummation of the C&J Transaction.

The Purchase Agreement
Pursuant to the Purchase Agreement, Seller received consideration in the aggregate amount of $93.7 million comprised of (a) cash consideration equal to $59.4 million (subject to customary reductions for indebtedness and transaction expenses, as well as post-closing working capital adjustments) and (b) the Ascribe Senior Notes transferred to Seller by Ascribe (on behalf of the Company) as described above. In connection with the Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of the Company or a change of control of the Company (the “Make-Whole Payment”).
The Exchange Agreement
Pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company issued to Ascribe 118,805 shares of newly issued Series A Preferred Stock of the Company, which constitutes 85.06% of the equity interest in the Company. Upon consummation of the Exchange Transaction, the Company’s public shareholders owned approximately 14.94% of the equity interests in the Company.
The Company has issued and outstanding $300 million principal amount of the 10.75% Senior Secured Notes due 2023 (the “Notes”), issued pursuant to that certain Indenture, dated as of October 2, 2018 (the “Base Indenture”) by and among the Company, the guarantors party thereto and UMB Bank, National Association, as trustee and collateral agent (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 22, 2019, by and among the Company, the guarantors party thereto and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Under the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company paid to Ascribe an amount in cash equal to, $1.5 million, representing the accrued (but unpaid) interest, from and including the most recent date to which interest has been paid pursuant to the terms of the Notes and the Indenture but excluding the date of the closing of the C&J Transaction, on the aggregate principal amount of the Ascribe Senior Notes.
If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the “Make-Whole Reimbursement Amount”) either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company’s board of directors) and (b) subject to satisfaction of certain “Payment Conditions” set forth in the Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause “(i)” of this paragraph, in additional Notes as permitted under the Indenture. In consideration of providing the Make-Whole Payment to Seller, the Company paid Ascribe $1 million in cash at the closing of the C&J Transaction.
Stockholders Agreement & Governance
In connection with the Exchange Agreement, the Company and Ascribe entered into a Stockholders Agreement. As contemplated by the Stockholders Agreement, simultaneously with the closing of the transactions contemplated by the Exchange Agreement, the board of directors was reconstituted from six directors to seven directors, comprised of (i) three Class I directors with terms to expire in 2020 (the “Class I Directors”), (ii) two Class II directors with terms to expire in 2021 (the “Class II Directors”) and (iii) two Class III directors with terms to expire in 2022 (the “Class III Directors”). Additionally, effective as of the closing of the C&J Transaction, each of Messrs. Timothy H. Day and Samuel E. Langford resigned from the Board and (a) Lawrence First was appointed as a Class I Director, (c) Derek Jeong was appointed as a Class II Director and (b) Ross Solomon was appointed as a Class III Director. Pursuant to the terms of the Stockholders Agreement, following the closing of the C&J Transaction and until the Board Rights Termination Date (as defined below), Ascribe is entitled to designate for nomination for election to the board of directors all members of the board of directors, provided that such designations must be made in a manner to ensure that at all times the board of directors is comprised of at least two independent directors. The subsidiaries require approval of a special committee of the board of directors comprised solely of at least two independent directors. The “Board Rights Termination Date” means the earlier to occur of (A) the date on which Ascribe Affiliated Entities (as defined below), collectively, no longer beneficially own 25% of the fully-diluted common equity of the Company (including the Series A Preferred Stock) and (B) the date on which Ascribe and its affiliates, collectively, no longer constitute the largest holder of fully-diluted common equity of the Company (including the Series A Preferred Stock). The “Ascribe Affiliated Entities” will be comprised of (x) Ascribe and each investment fund which Ascribe or its affiliates controls or for which Ascribe or its affiliates act as a manager or investment advisor and (y) each other person (including portfolio companies) in which person(s) described in clause (x) of this sentence holds a majority of the outstanding equity or voting securities.

The Senior Secured Promissory Note
Pursuant to the Exchange Agreement, the Company issued a Senior Secured Promissory Note on March 9, 2020 in favor of Ascribe in an aggregate principal amount equal to $15 million (the “Senior Secured Promissory Note”). The Senior Secured Promissory Note is secured by a lien upon certain of the Company’s existing and after-acquired property which are also secured by the Company’s existing senior secured notes. The proceeds of the Senior Secured Promissory Note were used to finance a portion of the purchase price consideration paid in connection with the Stock Purchase.
The Limited Consent and First Amendment to ABL Agreement
The Company is party to that certain ABL Credit Agreement, dated October 2, 2018 (as amended, restated, amended and restated, supplemented or modified from time to time, the “Credit Agreement”), with the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A., a national banking association (“Bank of America”), as administrative agent. In connection with the C&J Transaction, on March 9, 2020, the Company entered into that certain Limited Consent and First Amendment to ABL Credit Agreement by and among the Company, as borrower, the guarantors party thereto, the financial institutions party thereto and Bank of America, as administrative agent (the “ABL Amendment”), pursuant to which, among other things, the Company reduced the Aggregate Commitments (as defined in the Credit Agreement) from $150 million to $120 million.
Net Operating Losses
The C&J Transaction resulted in an ownership change under section 382 of the Internal Revenue Code and will limit the Company’s usage of certain of its net operating losses, realized built in losses if applicable and interest expense disallowance carryforwards in the future.
Economic Developments
On March 9, 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of corona virus, the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries and other oil exporting nations, the posted price for West Texas Intermediate oil declined sharply and may continue to decline. Oil and natural gas commodity prices are expected to continue to be volatile. We cannot predict the duration or effects of this sudden decrease, but if the prices of oil and natural gas continues to decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
As a result of continued weak energy sector conditions and lower demand for our products and services, our operational results, working capital and cash flows have been negatively impacted. Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or covenants were to come into effect under our debt instruments, we may have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the ABL Facility spring into effect under certain triggers defined in the ABL Facility for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts. Management has plans to generate additional liquidity, including through our proposed strategic acquisitions and divestitures and reducing costs in our continuing business operations. The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. This assumes the Company will be able to realize its assets and discharge its liabilities in the normal course of business.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM  9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation as of the end of the fiscal year ended December 31, 2019, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure, at a reasonable assurance level, that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
During the most recent fiscal quarter, there have been no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.
Design and Evaluation of Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting are set forth in Part II, Item 8 of this report and are incorporated herein by reference.
ITEM  9B. OTHER INFORMATION
None.
PART III
Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in Part I, Items 1 and 2 above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our proxy statement for our 2020 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2019.
PART IV
ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Financial Statements, Schedules and Exhibits
(1) Financial Statements — Basic Energy Services, Inc. and Subsidiaries:
The Financial Statements listed in the Index to Consolidated Financial Statements are filed as part of this report on Form 10-K (see Part II, Item 8, Financial Statements and Supplementary Data).
(2) Financial Statement Schedules
All consolidated financial statement schedules have been omitted because they are not required, are not applicable, or the required information has been included elsewhere within this Form 10-K.
(3) Exhibits
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index following this page.
ITEM  16. FORM 10-K SUMMARY
Not applicable.

Exhibit No.	Description
2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to Form 8-K (SEC File No. 001-32693) filed on December 12, 2016)

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to Form 8-K (SEC File No. 001-32693) filed December 12, 2016)

2.3‡	Purchase Agreement, dated as of March 9, 2020, by and among the Company, Ascribe III Investments LLC, Basic Energy Services, Inc., NexTier Holding Co. and C&J Well Services, Inc.
3.1*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693), filed on December 23, 2016)

3.2*	Certificate of Designations (Incorporated by reference to Exhibit 3.1 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)
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
4.6*
First Supplemental Indenture, dated as of August 22, 2019, by and among Agua Libre Midstream LLC, Agua Libre Holdco LLC, Agua Libre Asset Co LLC, Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019)

4.7	Description of Securities
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

10.3* †
First Amendment to the Basic Energy Services, Inc. Non-Employee Director Incentive Plan (Incorporated by reference to Exhibit 10.2 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-231519) filed on May 15, 2019)

10.4* †
Basic Energy Services, Inc. 2019 Long Term Incentive Plan (Incorporated by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-8 (SEC File No. 333-231521) filed on May 15, 2019)

10.5* †	Form of Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.9 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)
10.6* †	Form of Time-Based Stock Option Award Agreement (Incorporated by reference to Exhibit 10.10 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 27, 2016)
10.7* †	Form of Performance-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 001-32693), filed on February 28, 2017)
10.8* †	Form of Performance-Based Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 14, 2018)

10.9* †	Form of Key Employee Retention Bonus agreement (Incorporated by reference to Exhibit 10.5 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 29, 2016)
10.10* †	Form of Key Employee Incentive Bonus agreement (Incorporated by reference to Exhibit 10.6 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 29, 2016)
10.11* †	Form of Performance-Based Stock Option Award Agreement (Incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.12* †	Form of Phantom Share Award Agreement (Incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 001-32693) filed on February 28, 2017)
10.13* †
Form of Non-Employee Director Stock Award Agreement and Notice (Incorporated by reference to Exhibit 10.3 of the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693), filed on July 31, 2017)

10.14* †	Form of Restricted Stock Award Agreement (LTIP) (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019)
10.15* †	Form of Performance-Based Phantom Share Award Agreement (LTIP) (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019)
10.16* †	Form of Time-Based Phantom Share Award Agreement (LTIP) (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019)
10.17* †
Form of Non-Employee Director Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019)

10.18* †
Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008 (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693) filed on March 1, 2010)

10.19* †
Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.20* †
Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.21* †
Form of Amendment to Employment Agreement, dated as of October 24, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.22* †
Employment Agreement of William T. Dame, effective as of November 1, 2013 (Incorporated by reference to Exhibit 10.44 of the Company’s Amendment No. 1 to Annual Report on Form 10-K (SEC File No. 001-32693), filed on April 6, 2017)

10.23* †
Employment Agreement of Eric Lannen, effective as of August 1, 2015 (Incorporated by reference to Exhibit 10.45 of the Company’s Amendment No. 1 to Annual Report on Form 10-K (SEC File No. 001-32693), filed on April 6, 2017)

10.24* †
Employment Agreement of David Schorlemer, effective as of August 27, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018)

10.25* †
Amended and Restated Employment Agreement of Brett Taylor, dated December 12, 2018 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 13, 2018)

10.26* †	Offer Letter of David Schorlemer, dated August 12, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018)
10.27* †
Form of Amendment to Employment Agreement by and between the Company and each executive officer other than Mr. Taylor and each dated December 12, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 13, 2018)

10.28* †
Amended and Restated Employment Agreement of T.M. “Roe” Patterson, made and entered into on May 1, 2013 and effective as of January 1, 2014 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 7, 2013)

10.29* †
Amendment to Amended and Restated Employment Agreement, dated as of October 24, 2016, by and between T.M. “Roe” Patterson and Basic (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 25, 2016)

10.30* †
Separation and Release Agreement, dated September 13, 2019, by and between the Company and T.M. Patterson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 13, 2019)

10.31* †
Amendment to Separation and Release Agreement dated October 25, 2019, by and between the Company and T.M. Patterson (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019)

10.32* †	Offer Letter to Keith Schilling, dated December 16, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 19, 2019)
10.33* †
Employment Agreement of Keith Schilling, dated December 19, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 19, 2019)

10.34*†	Employment Agreement of Jack Renshaw, dated March 9, 2020 (Incorporated by reference to Exhibit 10.5 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)
10.35*	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 17, 2017)
10.36*
ABL Credit Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and an L/C issuer, and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.37*
Limited Consent and First Amendment to ABL Credit Agreement, dated as of March 9, 2020, among Basic Energy Services, Inc., as borrower, certain subsidiaries of borrower, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, (Incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

10.38*
Security Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.39*
Supplement No. 1 to Security Agreement, dated as of August 22, 2019, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as collateral agent (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019)

10.40*
Security Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.41*
Supplement No. 1 to Security Agreement, dated as of August 22, 2019, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019

10.42*
Exchange Agreement, dated as of March 9, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

10.43*
Stockholders Agreement, dated as of March 9, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

10.44*
Senior Secured Promissory Note, dated March 9, 2020, issued by Basic Energy Services, Inc. in favor of Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.4 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Incorporated by reference
†	Management contract or compensatory plan or arrangement
‡	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Keith L. Schilling
Name: Keith L. Schilling
Title: President, Chief Executive Officer and Director
Date: March 13, 2020
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith L. Schilling	President, Chief Executive Officer and	March 13, 2020
Keith L. Schilling	Director (Principal Executive Officer)

/s/ David S. Schorlemer	Senior Vice President,	March 13, 2020
David S. Schorlemer	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer and
Principal Accounting Officer)

/s/ Julio Quintana	Chairman of the Board	March 13, 2020
Julio Quintana

/s/ Lawrence First	Director	March 13, 2020
Lawrence First

/s/ John Jackson	Director	March 13, 2020
John Jackson

/s/ Derek Jeong	Director	March 13, 2020
Derek Jeong

/s/ James D. Kern	Director	March 13, 2020
James D. Kern

/s/ Ross Solomon	Director	March 13, 2020
Ross Solomon