Form 10-Q
period 2020-03-31
BASIC ENERGY SERVICES, INC.
filed 2020-06-29
CIK 1109189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to
Commission File Number 001-32693
____________________________________________________________________________________________________
BASIC ENERGY SERVICES, INC.
(Exact name of registrant as specified in its charter)
____________________________________________________________________________________________________

Delaware	54-2091194
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

801 Cherry Street, Suite 2100, Fort Worth, Texas	76102
(Address of principal executive offices)	(Zip code)
(817) 334-4100
(Registrant’s telephone number, including area code)
______________________________________________________________________________________________________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, par value $0.01 per share	BASX*	The OTCQX Best Market*
* Until December 2, 2019, Basic Energy Services, Inc.’s common stock traded on the New York Stock Exchange under the symbol “BAS”. On December 3, 2019, Basic Energy Service, Inc.’s common stock began trading on the OTCQX® Best Market tier of the OTC Markets Group Inc. Deregistration under Section 12(b) of the Act became effective on March 16, 2020.
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

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒No☐
There were 24,938,700 shares of the registrant’s common stock outstanding as of June 29, 2020.

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
Important factors that may affect our expectations, estimates or projections include:
•the recent decline in, or substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;
•our ability to successfully execute, manage and integrate acquisitions, including the recent acquisition of C&J Well Services, Inc.;
•our ability to satisfy our liquidity needs, including our ability to generate sufficient liquidity or cash flow or to obtain sufficient financing to fund our operations or otherwise meet our obligations as they come due in the future;
•local and global impacts of the COVID-19 pandemic;
•negative impacts of the delisting of our common stock from the New York Stock Exchange;
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

ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	March 31, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$21,077	$36,217
Trade accounts receivable, net of allowances of $4,681 and $2,208, for March 31, 2020, and December 31, 2019, respectively	119,391	99,626
Inventories, net	14,715	20,262
Prepaid expenses	8,140	6,407
Assets held for sale	10,810	55,149
Other current assets	5,664	2,727
Total current assets	179,797	220,388
Property and equipment, net	265,225	297,113
Operating lease right of use assets	14,220	14,540
Deferred debt costs, net of amortization	2,277	2,198
Goodwill	8,226	—
Intangible assets, net of amortization	6,547	2,603
Other assets	15,428	13,632
Total assets	$491,720	$550,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$60,719	$58,022
Accrued expenses	61,915	41,962
Current portion of long-term debt	17,075	18,738
Derivative liability	13,265	—
Accrued short-term insurance reserves	17,027	15,002
Operating lease right-of-use liabilities, current portion	5,174	4,906
Liabilities associated with assets held for sale	1,292	5,248
Other current liabilities	2,141	4,306
Total current liabilities	178,608	148,184
Long-term debt, net of discounts and deferred financing costs of $27,626 and $8,795, at March 31, 2020, and December 31, 2019, respectively	309,474	308,365
Accrued long-term insurance reserves	25,877	20,204
Deferred compensation	11,928	10,838
Operating lease right-of-use liabilities, long-term portion	9,172	9,634
Asset retirement obligations	10,465	9,044
Deferred tax liability	938	—
Other long-term liabilities	2,783	3,082
Total liabilities	549,245	509,351
Series A Participating Preferred Stock; $0.01 par value; 5,000,000 authorized and 118,805 and zero shares outstanding at March 31, 2020, and December 31, 2019, respectively	22,000	—
Stockholders' equity:
Common stock; $0.01 par value; 80,000,000 shares authorized at March 31, 2020, and December 31, 2019; 27,912,059 and 27,912,059 shares issued and 24,977,364 and 24,904,485 shares outstanding at March 31, 2020, and December 31, 2019, respectively	279	279
Additional paid-in capital	493,571	472,594
Retained deficit	(568,050)	(423,169)
Treasury stock, at cost, 2,934,695 and 3,007,574 shares at March 31, 2020, and December 31, 2019, respectively	(5,325)	(8,581)
Total stockholders' equity	(79,525)	41,123
Total liabilities and stockholders' equity	$491,720	$550,474
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2020	2019
Revenues:
Well Servicing	$58,141	$61,984
Water Logistics	44,381	55,601
Completion & Remedial Services	25,881	35,605
Total revenues	128,403	153,190
Expenses:
Well Servicing	50,818	48,808
Water Logistics	33,119	37,299
Completion & Remedial Services	21,182	25,016
General and administrative, including stock-based compensation of $1,336 and $3,288 in the three months ended March 31, 2020 and 2019, respectively	35,068	31,754
Impairments	99,628	—
Depreciation and amortization	14,765	16,182
(Gain) loss on disposal of assets	(37)	697
Total expenses	254,543	159,756
Operating loss	(126,140)	(6,566)
Other income (expense):
Interest expense	(10,619)	(10,613)
Interest income	62	245
Loss on derivative	(3,552)	—
Other income	30	296
Loss from continuing operations before income taxes	(140,219)	(16,638)
Income tax (expense) benefit	3,790	1,851
Loss from continuing operations	(136,429)	(14,787)
Loss from discontinued operations	(8,452)	(12,689)
Net loss	$(144,881)	$(27,476)
Net loss from continuing operations per share, basic and diluted	$(5.48)	$(0.55)
Net loss from discontinued operations per share, basic and diluted	$(0.34)	$(0.47)
Net loss per share of common stock, basic and diluted	$(5.82)	$(1.02)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2019	27,912,059	$279	$472,594	3,007,574	$(8,581)	$(423,169)	$41,123
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	1,336	—	—	—	1,336
Treasury stock, net	—	—	(3,263)	(72,879)	3,256	—	(7)
Capital contribution	—	—	22,904	—	—	—	22,904
Net loss	—	—	—	—	—	(144,881)	(144,881)
Balance - March 31, 2020 (unaudited)	27,912,059	$279	$493,571	2,934,695	$(5,325)	$(568,050)	$(79,525)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2018	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	277,865	3	(3)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,275	—	—	—	3,275
Treasury stock, net	—	—	(163)	68,227	(180)	—	(343)
Net loss	—	—	—	—	—	(27,476)	(27,476)
Balance - March 31, 2019 (unaudited)	27,267,899	$273	$467,373	310,549	$(4,015)	$(268,747)	$194,884
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Three Months Ended March 31,
	2020	2019
Cash flows from operating activities:
Net loss	$(144,881)	$(27,476)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	14,765	27,498
Asset impairment	97,115	—
Inventory and other write-downs	4,846	—
Loss on derivative	3,552	—
Accretion on asset retirement obligation	467	85
Change in allowance for doubtful accounts	1,567	(265)
Amortization of deferred financing costs	587	564
Amortization of debt discount	521	262
Non-cash compensation	1,171	3,288
Loss on disposal of assets	2,619	1,455
Deferred income taxes	(3,674)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	17,473	4,763
Inventories	700	2,709
Prepaid expenses and other current assets	(1,858)	(1,282)
Other assets	424	(549)
Accounts payable	(5,839)	(20,496)
Income tax receivable	—	(1,851)
Other liabilities	(1,605)	(2,559)
Accrued expenses	9,702	15,658
Net cash (used in) provided by operating activities	(2,348)	1,804
Cash flows from investing activities:
Purchase of property and equipment	(5,595)	(18,885)
Proceeds from sale of assets	40,274	2,664
Payments for other long-term assets	(366)	—
Payments for businesses, net of cash acquired	(59,350)	—
Net cash used in investing activities	(25,037)	(16,221)
Cash flows from financing activities:
Proceeds from debt	23,000	—
Repayments of debt	(8,999)	(11,423)
Change in treasury stock including restricted stock issuances	(6)	(343)
Deferred loan costs and other financing activities	(1,750)	(321)
Net cash used in (provided by) financing activities	12,245	(12,087)
Net decrease in cash, cash equivalents and restricted cash	(15,140)	(26,504)
Cash and cash equivalents - beginning of period	36,217	90,300
Cash and cash equivalents - end of period	$21,077	$63,796
Noncash investing and financing activity:
Capital leases and notes issued for equipment	$498	$6,144
Change in accrued property and equipment	(1,594)	(994)
Issuance of Series A Preferred	22,000	—
Issuance of derivative liability	9,713	—
Change in asset retirement obligations	$8	$124
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
March 31, 2020 (unaudited)
1. Basis of Presentation and Nature of Operations
Basis of Presentation
The accompanying unaudited consolidated financial statements of Basic Energy Services, Inc. and subsidiaries (“Basic” or the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial reporting. Accordingly, they do not include all of the information and notes required by accounting principles generally accepted in the United States for complete financial statements. Certain information relating to the Company's organization and footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted in this Quarterly Report on Form 10-Q in accordance with GAAP and financial statement requirements promulgated by the U.S. Securities and Exchange Commission (“SEC”). The notes to the consolidated financial statements (unaudited) should be read in conjunction with the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. In the opinion of management, all adjustments which are of a normal recurring nature considered necessary for a fair presentation have been made in the accompanying unaudited financial statements.
Nature of Operations
The Company provides a wide range of wellsite services to oil and natural gas drilling and producing companies, including Well Servicing, Water Logistics and Completion & Remedial Services. These services are primarily provided by the Company's fleet of equipment. The Company’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota, California and Colorado. The Company's scope of operations was expanded effective beginning March 9, 2020, with the acquisition of C&J Well Services, Inc. See Note 2. Acquisition for further discussion.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company's subsidiaries, for which the Company holds a majority voting interest. All intercompany transactions and balances have been eliminated.
Other Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. A majority of the reclassifications were related to the discontinued operations. These reclassifications do not impact net income (loss) and do not reflect a material change to the information previously presented in our consolidated financial statements. See Note 3. Discontinued Operations for further discussion on amounts included in loss from discontinued operations.
Estimates, Risks and Uncertainties
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include impairments of long-lived assets, certain financial instruments, acquisition purchase price allocation, litigation, and self-insured risk reserves. For further discussion of impairments of long-lived assets, see Note 13. Impairments.
Inventories
For rental and fishing tools, inventories consisting mainly of grapples, controls and drill bits are stated at lower of cost or net realizable value. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of the Company and are stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out method.
In addition to comparing the carrying amount of inventory to its market, the Company also makes a comparison between volume of inventory and demand for the ultimate production into which inventory will be converted and increases reserves for excess and obsolete inventory. For further discussion on impairments of inventory see Note 13. Impairments.
COVID-19 Impact on Liquidity and Going Concern
Beginning in March 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of coronavirus (“COVID-19”), the posted price for West Texas Intermediate oil declined sharply. Oil demand has significantly deteriorated, in part, as a result of outbreak of COVID-19 and corresponding preventative measures taken to mitigate the spread of the virus. This decline in demand coincided with the announcement of price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations. Although OPEC and other oil exporting nations ultimately agreed to cut production, the downward pressure on commodity prices has remained and could continue in the foreseeable future.
Oil and natural gas commodity prices are expected to continue to be volatile. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had a material adverse impact on the demand for our services and the prices we can charge for our services.
The decline in our customers’ demand for our services has also had a material adverse impact on our financial condition, results of operations and cash flows during the first quarter. Demand for our products and services will continue to decline as our customers revise their capital budgets downwards and adjust their operations in response to lower oil prices. We cannot predict the duration or effects of this sudden decrease, but if the price of oil continues to decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects will continue to be materially and adversely affected. The impact of these conditions on our estimates of future operating cash flows resulted in additional impairments of long-lived and intangible assets as of March 31, 2020. For further discussion of impairments of long-lived assets, see Note 13. Impairments.
Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or covenants were to come into effect under our debt instruments, we will have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the revolving credit facility (the "ABL Facility") spring into effect under certain triggers defined in the ABL Credit Agreement, as amended, for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting requirements for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts.
Management has taken several steps to generate additional liquidity, including through reducing operating and administrative costs through employee headcount reductions, closing operating locations, employee furloughs and other cost reduction measures, and the suspension of growth capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital. Management has made plans for further similar cost and capital expenditure reductions, as necessary.
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Additional steps management would implement to alleviate this substantial doubt would include sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. There can be no assurances that, if required, the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in the current environment.
Management has prepared these consolidated financial statements in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.

2. Acquisition
On March 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Ascribe Investments III LLC, a Delaware limited liability company (“Ascribe”), NexTier Holding Co., a Delaware corporation (“Seller”) and C&J Well Services, Inc., a Delaware corporation, and wholly owned subsidiary of Seller (“CJWS”), whereby the Company acquired all of the issued and outstanding shares of capital stock of CJWS, such that CJWS became a wholly-owned subsidiary of the Company. CJWS is the third largest rig servicing provider in the U.S., with a leading footprint in California and a strong customer base. Following the acquisition of CJWS, the Company has expanded its footprint in the Permian, California and other key oil basins.
Pursuant to the Purchase Agreement, among other things, (i) Seller transferred and delivered to the Company and the Company purchased and acquired from Seller, all of the issued and outstanding shares of capital stock of CJWS held by Seller (the "Stock Purchase"); (ii) as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller certain 10.75% senior secured notes due October 2023 (the "Senior Notes") issued by the Company to Ascribe in an aggregate par value amount equal to $34.4 million (the "Ascribe Senior Notes"); and (iii) Ascribe entered into an Exchange Agreement, dated March 9, 2020, with the Company (the "Exchange Agreement") pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of newly issued preferred stock, designated as "Series A Participating Preferred Stock," par value $0.01 per share, of the Company (the "Series A Preferred Stock") and, (b) an amount in cash for accrued interest on the Ascribe Senior Notes approximately equal to $1.5 million (the "Exchange Transaction" and, together with the Stock Purchase and the other transactions contemplated by the Purchase Agreement, the "CJWS Transaction"). For further discussion of the Series A Preferred Stock, see Note 9. Series A Participating Preferred Stock.
Pursuant to the Purchase Agreement, at closing Seller received consideration in the aggregate amount of $95.7 million comprised of (a) cash consideration equal to $59.4 million (subject to customary reductions for indebtedness and transaction expenses, as well as post-closing working capital adjustments) and (b) the Ascribe Senior Notes transferred to Seller by Ascribe (on behalf of the Company) as described above. In connection with the CJWS Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of the Company, or a change of control of the Company (the "Make-Whole Payment"). Considering this contingent Make-Whole Payment by Ascribe to the Seller, the fair value of the Ascribe Senior Notes issued to the Seller on March 9, 2020, was $36.3 million. If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the "Make-Whole Reimbursement Amount") either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company's board of directors) and (b) subject to satisfaction of certain "Payment Conditions" set forth in the ABL Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause "(i)" of this paragraph, in additional Senior Notes as permitted under the Indenture. In consideration of providing the Make-Whole Payment to Seller, the Company paid Ascribe $1 million in cash at the closing of the CJWS Transaction. The Company's obligation to Ascribe associated with the Make-Whole Reimbursement Amount is reflected as a derivative instrument in accordance with Accounting Standards Codification No. 815 "Derivatives and Hedging" ("ASC 815") with an initial fair value of approximately $9.7 million based on a risk-adjusted market differential between the fair value of the Ascribe Senior Notes and their $34.4 million par value as of the March 9, 2020, closing date. Changes in fair value of the Make-Whole Reimbursement Amount each period are "marked to market" and charged or credited to Loss (Gain) on Derivative in the accompanying consolidated statements of operations. The fair value of the Make-Whole Reimbursement Amount liability as of March 31, 2020, is approximately $13.3 million, and results in $3.6 million of derivative loss during the three months ended March 31, 2020. The Make-Whole Reimbursement Amount liability is classified as a derivative liability, a current liability in the accompanying balance sheet.
Of the cash consideration paid to the Seller, $15 million was funded from a Senior Secured Promissory Note to Ascribe. For a further discussion of the Exchange Agreement and the Senior Secured Promissory Note, see Note 6. Long-Term Debt and Interest Expense.

The CJWS Transaction was considered an acquisition of a business in accordance with Accounting Standards Codification ("ASC") 805 "Business Combinations" and the Company applied the acquisition method of accounting. The Company's preliminary allocation of the purchase price, including preliminary working capital adjustments, to the estimated fair value of the CJWS net assets is as follows (in thousands):

March 9, 2020
Current assets	$43,207
Property and equipment	63,431
Operating lease right of use asset	787
Other assets	1,853
Intangible asset	4,000
Goodwill	18,791
Total assets acquired	132,069

Current liabilities	25,865
Long-term liabilities	12,051
Total liabilities assumed	37,916
Net assets acquired	$94,153
The allocation of the purchase price to CJWS's net tangible assets and liabilities and identifiable intangible assets as of March 9, 2020, is preliminary and subject to revisions to the fair value calculations for the identifiable assets and liabilities. The final purchase price allocation could differ from the preliminary allocation noted in the summary above. The preliminary allocation of purchase price includes approximately $18.8 million allocated to nondeductible goodwill recorded to our well servicing and water logistics segments based on relative fair values of these acquired lines of business. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. We depreciate our assets over the following depreciable lives:

Buildings	20 to 30 years
Machinery and equipment	3 to 15 years
Automobiles and trucks	3 to 7 years
The acquired intangible assets represent approximately $4 million for the CJWS trade name that is stated at estimated fair value and is amortized on a straight-line basis over the estimated useful life of 15 years.
For the three month period ended March 31, 2020, our revenues and pretax earnings included $18.4 million and $0.3 million (excluding the impact of asset impairments of $35.2 million), respectively, associated with the CJWS acquired operations after the closing on March 9, 2020. In addition, CJWS Transaction-related costs of approximately $9 million were incurred during the three month period ended March 31, 2020, consisting of external legal and consulting fees and due diligence costs. These costs have been recognized in general and administrative expense in the consolidated statements of operations.
The pro forma information presented below has been prepared to give effect to the CJWS Transaction as if it had occurred at the beginning of the periods presented. The pro forma information includes the impact from the allocation of the acquisition purchase price on depreciation and amortization and the impact on interest expense associated with acquisition financing. It also excludes the impact of the CJWS Transaction acquisition costs charged to earnings during the 2020 period. The pro forma information is presented for illustration purposes only and is based on estimates and assumptions the Company deemed appropriate. The following pro forma information is not necessarily indicative of the results that would have been achieved if the CJWS Transaction had occurred in the past, and should not be relied upon as an indication of the operating results that the Company would have achieved if the transaction had occurred at the beginning of the periods presented, and our operating results, or the future results that we will achieve, may be different from those reflected in the pro forma information below (in thousands, except per share and average share outstanding information).

	Three Months Ended March 31,
	2020	2019
Revenues	$186,208	$257,766
Loss from continuing operations	(121,501)	(23,660)

Net loss from continuing operations per share, basic and diluted	$(4.88)	$(0.88)
Weighted average shares outstanding, basic and diluted	24,913,906	26,850,499

3. Discontinued Operations
During the third and fourth quarters of 2019, the Company's management decided to divest all of its contract drilling rigs, and a majority of pressure pumping equipment and related ancillary equipment, respectively, assets having a combined net book value of $91.8 million. The majority of the real estate and equipment was sold during late 2019 and the first quarter of 2020, with the remaining pumping and related assets classified as Assets Held for Sale on our Consolidated Balance Sheet. The Company is pursuing additional transactions to divest the remainder of these non-strategic assets later during 2020, however the Company recorded an impairment on the remaining assets of $2.3 million at March 31, 2020. A complete summary of our discontinued operations is included in Note 2. Discontinued Operations of the Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K.
The operating results of the pressure pumping operations and contract drilling operations, which were historically included in the Completions & Remedial Services and Other Services segments, have been reclassified as discontinued operations in the Consolidated Statement of Operations for the three month periods ended March 31, 2020 and 2019, and are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Revenues	$95	$44,013

Direct expenses	1,520	40,719
General and administrative	1,964	3,768
Depreciation and amortization	—	11,317
Impairment expense	2,330	—
Loss (gain) on disposal of assets	2,656	758
Total expenses	8,470	56,562

Operating loss	(8,375)	(12,549)
Other income (expense):
Interest expense	(100)	(143)
Other income	23	3
Loss from discontinued operations	$(8,452)	$(12,689)
Interest expense in discontinued operations is related to interest expense on finance lease assets that operated in the discontinued Completions & Remedial Services and Other Services segments. Impairment expense was recorded during the three month period ended March 31, 2020, associated with certain non-strategic assets with carrying values that were in excess of current estimated selling price.
During the three month period ended March 31, 2020, a portion of the assets identified as of December 31, 2019, were disposed. Remaining assets and liabilities related to the divested operations are included in the consolidated balance sheets and consist as follows (in thousands):

	March 31, 2020	December 31, 2019
Assets-held-for-sale
Inventories	$—	$2,069
Right of use assets	—	1,659
Property, plant and equipment, net	10,346	50,496
Total assets-held-for-sale-future-use	$10,346	$54,224
Liabilities related to Assets-held-for-sale
Right of use liabilities	$1,257	$1,659
Capital leases	35	3,589
Total Liabilities related to Assets-held-for-sale discontinued operations	$1,292	$5,248
Applicable Consolidated Statements of Cash Flow information related to the discontinued operations for the three months ended March 31, 2020, and 2019 are detailed in the table below (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash Flows from Discontinued Operations
Net cash provided (used) by operating activities	$(3,467)	$(168)
Net cash provided (used) in investing activities	$39,021	$(4,033)
Cash capital expenditures and finance lease additions related to discontinued operations were $4.4 million and $1.4 million, respectively, for the three months ended March 31, 2019. The Company did not have any cash or lease additions related to discontinued operations for the three months ended March 31, 2020. Proceeds from sale of assets related to discontinued operations totaled $39.0 million and $0.4 million for the three months ended March 31, 2020 and 2019, respectively.
4. Property and Equipment
The following table summarizes the components of property and equipment (in thousands):

	March 31, 2020	December 31, 2019
Land	$23,762	$15,682
Buildings and improvements	40,888	30,902
Well service units and equipment	76,503	130,318
Disposal facilities	88,183	87,763
Fluid services equipment	81,752	79,024
Rental equipment	46,394	60,886
Pumping equipment	37,576	47,083
Light vehicles	18,459	26,630
Fracturing/test tanks	6,273	6,153
Brine and fresh water stations	5,335	4,340
Other	4,559	3,948
Software	924	896
Property and equipment, gross	430,608	493,625
Less accumulated depreciation and amortization	(165,383)	(196,512)
Property and equipment, net	$265,225	$297,113
 The Company is obligated under various finance leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under finance leases and included above (in thousands):

	March 31, 2020	December 31, 2019
Fluid services equipment	$33,954	$34,499
Pumping equipment	9,366	16,576
Light vehicles	9,487	19,563
Rental equipment	807	1,130
Well service units and equipment	224	—
Property and equipment under finance lease, cost	53,838	71,768
Less accumulated amortization	(17,825)	(27,727)
Property and equipment under finance lease, net	$36,013	$44,041
During the three month period ended March 31, 2020, and due to significant factors impacting supply and demand in the global oil and natural gas markets, the Company assessed certain of its Property and Equipment assets for impairment. For further discussion, see Note 13. Impairments.
5. Goodwill and Intangible Assets
In connection with the March 9, 2020, acquisition of CJWS, the Company recorded goodwill of $18.8 million, which was initially allocated to its Well Servicing and Water Logistics reporting units based on their respective fair values. Activity during the three month period ended March 31, 2020, associated with goodwill by reporting units is as follows (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Additions to goodwill	10,565	8,226	—	18,791
Goodwill impairments	(10,565)	—	—	(10,565)
Balance as of March 31, 2020	$—	$8,226	$—	$8,226
For discussion of impairment of goodwill, see Note 13. Impairments.
The Company had trade names of $7.2 million and $3.2 million as of March 31, 2020, and December 31, 2019, respectively. In connection with the CJWS Transaction, the Company recorded intangible assets for CJWS trade name and Goodwill. Trade names have a 15-year life and are tested for impairment when triggering events are identified. During the three month period ended March 31, 2020, and due to significant factors impacting supply and demand in the global oil and natural gas markets, the Company assessed certain of its intangible assets and goodwill for impairment. For further discussion, see Note 13. Impairments.
The Company’s intangible assets subject to amortization were as follows (in thousands):

	March 31, 2020	December 31, 2019
Trade names	$7,230	$3,230
Other intangible assets	48	48
Intangible assets	7,278	3,278
Less accumulated amortization	(731)	(675)
Intangible assets subject to amortization, net	$6,547	$2,603
Amortization expense of intangible assets for the three months ended March 31, 2020 and 2019, was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Intangible asset amortization expense	$56	$60

6. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	March 31, 2020	December 31, 2019
10.75% Senior Notes due 2023	$300,000	$300,000
ABL Facility	8,000	—
Senior Secured Promissory Note	15,000	—
Finance leases and other notes	31,175	35,898
Unamortized discounts and deferred financing costs	(27,626)	(8,795)
Total long-term debt	326,549	327,103
Less current portion	17,075	18,738
Total non-current portion of long-term debt	$309,474	$308,365
The Company was in compliance with the debt covenants under its existing debt agreements as of March 31, 2020.
Debt Discounts and Issuance Costs
The following discounts and issuance costs on debt represent the unamortized discount to fair value of the Senior Notes, the Senior Secured Promissory Note, and the unamortized debt issuance costs on Senior Notes (in thousands). For discussion of the change in unamortized discount on Senior Notes, see discussion below.

	March 31, 2020	December 31, 2019
Unamortized discount on Senior Notes	$13,578	$2,156
Unamortized discount on Senior Secured Promissory Note	7,850	—
Unamortized deferred debt issuance costs	6,198	6,639
Total unamortized discounts and deferred financing costs	$27,626	$8,795
Interest Expense
The Company’s interest expense for the three months ended March 31, 2020 and 2019, consisted of the following (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash payments for interest	$1,229	$1,609
Change in accrued interest	8,220	8,148
Amortization of discounts	521	262
Amortization of deferred debt costs	587	564
Commitment and other fees paid	11	11
Other	51	19
Interest expense - continuing operations	$10,619	$10,613

Senior Secured Notes
On October 2, 2018, the Company issued $300 million aggregate principal amount of 10.75% senior secured notes due October 2023 (the “Senior Notes”) in an offering exempt from registration under the Securities Act. The Senior Notes were issued at a price of 99.042% of par to yield 11%. The Senior Notes are secured by a first-priority lien on substantially all of the assets of the Company and the subsidiary guarantors other than accounts receivable, inventory and certain related assets. Net proceeds from the offering of approximately $290 million were used to repay the Company’s existing indebtedness under the Amended and Restated Term Loan Agreement, to repay the Company’s outstanding borrowings under its previous credit facility (the "Prior ABL Facility"), and for general corporate purposes.
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
As discussed in Note 2. Acquisition, pursuant to the Purchase Agreement and as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller Senior Notes with an aggregate par amount equal to $34.4 million (the "Ascribe Senior Notes") and Ascribe entered into an Exchange Agreement dated March 9, 2020, with the Company pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of Series A Preferred Stock and (b) an amount in cash for accrued interest on the Ascribe Senior Notes approximately equal to $1.5 million, representing the accrued (but unpaid) interest, from and including the most recent date to which interest had been paid pursuant to the terms of the Senior Notes but excluding the date of the closing of the CJWS Transaction, on the aggregate principal amount of the Ascribe Senior Notes. Pursuant to the Exchange Agreement, the Company issued a Senior Secured Promissory Note on March 9, 2020, in favor of Ascribe in an aggregate principal amount equal to $15 million. See discussion of the Senior Secured Promissory Note below. For further discussion of the Series A Preferred Stock, see Note 9. Series A Participating Preferred Stock.
If Ascribe is required to pay the Make-Whole Payment to Seller, described in Note 2. Acquisitions, pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the "Make-Whole Reimbursement Amount") either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company's board of directors) and (b) subject to satisfaction of certain "Payment Conditions" set forth in the ABL Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause "(i)" of this paragraph, in additional Senior Notes as permitted under the Indenture.

The conveyance of the $34.4 million in Ascribe Senior Notes to Seller by Ascribe, along with other aspects of the Exchange Agreement and Purchase Agreement considered in the aggregate, was deemed for accounting purposes to be an effective extinguishment of the existing Ascribe Senior Notes pursuant to ASC 470-50 "Debt - Modifications and Extinguishments" ("ASC 470-50"). and a reissuance of a new issue of Ascribe Senior Notes as of March 9, 2020. The new issue of Ascribe Senior Notes was recorded at its estimated fair value based on the bond market pricing discount of 37% at March 9, 2020, resulting in a net carrying value at time of reissuance of $21.6 million, net of discount. This discount is amortized over the remaining term of the Ascribe Senior Notes through 2023. The deemed reissuance of Ascribe Senior Notes, along with the issuance of the Senior Secured Promissory Note and the Series A Preferred Stock, each also recorded at their estimated fair values, resulted in a net debt extinguishment gain of $22.9 million, net of transaction fees paid to Ascribe. As Ascribe was a beneficial owner of the Company prior to the acquisition, the net extinguishment gain was accounted for as a capital contribution as an adjustment within Additional Paid-In Capital as part of Stockholders' Equity.
ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Amended and Restated Term Loan Agreement and entered into an ABL Credit Agreement (the “Initial ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”) and the lenders from time to time party thereto (collectively, the “ABL Lenders”). Pursuant to the ABL Credit Agreement, the ABL Lenders extended to the Borrower a revolving credit facility in the initial maximum aggregate principal amount of $150 million (reduced to $120 million pursuant to the First Amendment (defined below), subject to borrowing base capacity (the “ABL Facility”). The ABL Facility includes a sublimit for letters of credit of up to $50 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15 million and (b) the aggregate commitments of the ABL Lenders. The ABL Facility also provides capacity for base rate protective advances up to $10 million at the discretion of the Administrative Agent and provisions relating to overadvances. The Initial ABL Credit Agreement was amended pursuant to a Limited Consent and First Amendment to ABL Credit Agreement (the "First Amendment"), as of March 9, 2020, which among other things, was in connection with the CJWS Transaction and to reduce aggregate commitments from $150 million to $120 million.
On June 15, 2020, the ABL Credit Agreement was further amended pursuant to a Second Amendment to ABL Credit Agreement (the "Second Amendment"), pursuant to which, among other things, (i) further reduced aggregate commitments from $120 million to $75 million, (ii) made proportionate downward adjustments to certain of the Availability (as defined in the ABL Credit Agreement) thresholds that can trigger certain springing covenants such as consolidated fixed charge coverage ratio and cash dominion provisions and (iii) included additional requirements for the Company, such as prepayment requirements for cash accumulation over a specified threshold, an increase in the applicable rates on outstanding borrowings, as well as provisions precluding defensive ABL Credit Agreement drawdowns. The Initial ABL Credit Agreement, as amended by the First Amendment and the Second Amendment, and as may be further amended, supplemented, or otherwise modified to date, is hereafter defined as the "ABL Credit Agreement."
Borrowings under the ABL Facility bear interest at a rate per annum equal to an applicable rate, plus, at Borrower’s option, either (a) a base rate or (b) a LIBOR rate. The applicable rate is fixed from the Second Amendment effective date to July 1, 2020. Following July 1, 2020, the applicable rate is determined by reference to the average daily availability as a percentage of the borrowing base during the fiscal quarter immediately preceding such applicable quarter. The applicable rate was increased as set forth in the Second Amendment.
Principal amounts outstanding under the ABL Facility will be due and payable in full on the maturity date, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of March 31, 2020, the Company had $8 million in borrowings and $36.6 million of letters of credit outstanding under the ABL Facility.
The Senior Secured Promissory Note
Pursuant to the Exchange Agreement, the Company issued a Senior Secured Promissory Note on March 9, 2020, in favor of Ascribe in an aggregate principal amount equal to $15 million (the "Senior Secured Promissory Note"). Interest on the Senior Secured Promissory Note is payable monthly, at an initial interest rate of 10% per annum, increasing by an additional 2% per annum beginning on January 1, 2021, and on January 1 of each succeeding year thereafter until the Senior Secured Promissory Note matures on October 15, 2023. The Senior Secured Promissory Note is secured by a lien upon certain of the Company's existing and after-acquired property, which are also secured by the Company's existing Senior Secured Notes. As a part of the Exchange Agreement and pursuant to ASC 470-50, the Senior Secured Promissory Note was recorded at its estimated fair value, resulting in a net carrying value, net of discount, of $7 million at time of issuance. This discount is amortized using the effective interest method over the remaining term of the Senior Secured Promissory Note. The proceeds of the Senior Secured Promissory Note were used to finance a portion of the purchase price consideration paid in connection with the Stock Purchase. Such proceeds were net of approximately $0.5 million of associated fees related to the issuance of the Senior Secured Promissory Note, which were considered in the determination of the $22.9 million net extinguishment gain discussed above.

7. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of the Company's Senior Notes, Senior Secured Promissory Note, and the Make-Whole Reimbursement Amount as of March 31, 2020, and December 31, 2019 (in thousands, except hierarchy level):

		March 31, 2020		December 31, 2019
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fair Value of Debt
10.75% Senior Notes due 2023	1	$286,422	$134,227	$297,844	$213,246
Senior Secured Promissory Note	3	$7,150	$7,616	—	—
Fair Value of Derivative Instrument
Make-Whole Reimbursement Amount	3	$13,265	$13,265	$—	$—
The fair value of the Senior Secured Promissory Note as of March 31, 2020, was calculated in accordance with ASC 820 "Fair Value Measurements" considering its subordination as to security to the Senior Secured Notes as well as the difference between the stated interest rate of the Senior Secured Promissory Note and market rates.
As a result of the CJWS Transaction, the Company has a Make-Whole Reimbursement derivative in place, which is classified as a short-term derivative financial instrument on our consolidated balance sheet. Changes in the fair value of derivative instruments subsequent to the initial measurement are recorded as Loss on Derivative in the accompanying consolidated statement of operations. The estimated fair value of the Company’s derivative liability is determined at discrete points in time derived from the fair value of our Senior Notes, which resulted in the Company classifying the derivative liability as Level 3. The Company recorded a loss of $3.6 million as a result of the change in fair value of the Make-Whole Reimbursement derivative in the quarter ended March 31, 2020.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturities of these instruments. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis as of March 31, 2020, or December 31, 2019.
During the three months ended March 31, 2020, our Well Servicing segment recorded certain impairments related to the expected decreased operating cash flows as a result of the current impact of low crude oil prices and the corresponding decrease in customer demand for our services. For further discussion of these impairments, see Note 13. Impairments. The following is a summary of these nonrecurring fair value measurements during the period (in thousands, except hierarchy level):

		March 31, 2020
	Hierarchy Level	Carrying Amount	Fair Value

Well Servicing Long-Lived Assets	3	$69,535	$69,535

8. Commitments and Contingencies
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements, which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations.
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
Litigation
From time to time, the Company is a party to litigation or other legal proceedings that the Company considers to be a part of the ordinary course of business. The Company is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity.
State Tax
In 2014, the Company was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report was issued in the second quarter of 2018 for this audit, and the Company will appeal the preliminary report through the redetermination process. Based upon the Company's analysis, the potential liability associated with this audit ranges from $6 million to $24 million. This range could potentially change in future periods as the appeal and redetermination process progresses. Net of good faith payments made by the Company, the Company currently has recorded a $3.9 million liability. Interest expense associated with the taxes for the three months ended March 31, 2020, of $0.1 million, is included in approximately $2 million of accrued interest on the liability.
On August 15, 2019, the Company was notified by the Oklahoma Tax Commission (the "OTC") that the tax court had issued findings, conclusions, and recommendations in an on-going tax case related to tax years 2006 through 2008. Based on the ruling and the advice of our Oklahoma tax counsel, the Company decided to negotiate a settlement with the OTC. The Company's analysis is that the potential liability associated with the settlement may range from $2.3 million to $3.5 million. The Company recorded $2.4 million of income tax and interest payable, which is included as accrued expenses on our consolidated balance sheets.
Self-Insured Risk Accruals
The Company is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. The amount of these accruals as of March 31, 2020, includes $7.6 million of worker's compensation related impact of the acquisition of CJWS during the three months ended March 31, 2020. The Company generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. The Company has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $2 million, $1 million, and $0.4 million, respectively. The Company has a $1 million deductible per occurrence for automobile liability. The Company maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.
9. Series A Participating Preferred Stock
In connection with the CJWS Transaction and pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, on March 9, 2020, the Company issued to Ascribe 118,805 shares of newly issued preferred stock, designated as "Series A Participating Preferred Stock," par value 0.01 per share, of the Company (the "Series A Preferred Stock"). The Series A Preferred Stock was issued in exchange for the Ascribe Senior Notes having a par value of $34.4 million. The Series A Preferred Stock constitutes 85.06% of the equity interest in the Company. Upon consummation of the Exchange Transaction, the Company's public shareholders owned 14.94% of the equity interests in the Company.
Each share of Series A Preferred Stock is entitled to (i) dividends in an amount per share equal to 1,000 times the per share amount of each dividend declared on the Company's common stock; (ii) 1,000 votes on all matters submitted to a vote of the holders of the Company's common stock; and (iii) upon any liquidation, dissolution or winding up of the Company, an amount equal to 1,000 times the per share amount to be distributed to each share of the Company's common stock. Each share of Series A Preferred Stock is convertible at the option of the Company or the holder into 1,000 shares of Company common stock.
On May 6, 2020, the Company's stockholders, and the holders of common stock voting separately, approved the proposal to increase the number of authorized shares of common stock by 118,805,000, to allow for the conversion of Series A Preferred Stock shares to common shares.
As a result of Ascribe's effective controlling equity interest in the Company, and in accordance with Accounting Standards Codification No. 480 "Distinguishing Liabilities from Equity" ("ASC 480"), the Series A Preferred Stock is classified outside of permanent equity in the Company's balance sheet as of March 31, 2020. The Series A Preferred Stock was recorded at the fair value, approximately $22 million as of March 9, 2020, based on the trading price of the Company common shares, plus a control premium.
10. Stockholders' Equity
On May 6, 2020, the Company's stockholders voted to amend the Company's Second Amended and Restated Certificate of Incorporation to, among other items, increase the number of authorized shares of common stock from 80,000,000 shares to 198,805,000 shares.
11. Incentive Plan
During the three month period ended March 31, 2020 and 2019, compensation expenses related to share-based arrangements under the Management Incentive Plan (the "MIP") and the Long Term Incentive Plan, including restricted stock, restricted stock units and stock option awards, were approximately $1.3 million and $3.3 million, respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three month periods ended March 31, 2020 and 2019.
At March 31, 2020, there was $0.6 million unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 2.1 years.

12. Revenues and Customer Receivables
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
A small percentage of the Company's jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performance obligations in the contract are complete, such as drilling or plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and the Company is contractually entitled to bill for its services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than a WIP or accounts receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue.
As of March 31, 2020, accounts receivable related to products and services, net of associated allowance for credit losses, were $119.4 million compared to $99.6 million at December 31, 2019. At March 31, 2020, the Company had $1.3 million of contract assets and $0.9 million of contract liabilities on its consolidated balance sheet compared to $1 million of contract assets and $0.9 million of contract liabilities on its consolidated balance sheet at

December 31, 2019. Contract assets are included in Trade Accounts Receivables, and contract liabilities are included in Other Current Liabilities on our consolidated balances sheets.
For accounts receivable related to products and services, the Company estimates its expected credit losses by reviewing and monitoring updated customer credit scores and risk ratings provided by third party and internal resources, considering the future impact of the current business and industry environment, and reviewing the historical loss experience by type of customer. During the three month period ended March 31, 2020, the Company considered the impact of the sharp decline in the West Texas Intermediate oil price on the credit quality of its customers and included this impact in its allowance for credit losses as of March 31, 2020. In addition, the Company included in its allowance for credit losses the impact of the approximately $39.5 million of accounts receivable from the acquisition of CJWS as of the March 9, 2020, closing date. The following table presents activity in the allowance for credit losses (in thousands):

Three Months Ended March 31, 2020
Balance as of December 31, 2019	$2,208
Provision for expected credit losses, net of recoveries	1,697
Initial allowance for expected credit losses on purchased customer receivables	776
Balance as of March 31, 2020	$4,681
The Company does not have any long-term service contracts, nor does it have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.
The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Three Months Ended March 31, 2020
Primary Geographical Markets
Central	$40,019	$38,416	$13,183	$95	$91,713
Western	19,662	8,206	13,595	—	41,463
Corporate (Intercompany)	(1,540)	(2,241)	(897)	—	(4,678)
Total	$58,141	$44,381	$25,881	$95	$128,498
Major Products or Service Line
Well Servicing	45,807	—	—	—	45,807
Plugging	8,544	—	—	—	8,544
Transport/Vacuum	—	28,112	—	—	28,112
Production and Disposal Facilities	—	7,392	—	—	7,392
Hot Oiler	—	4,054	—	—	4,054
RAFT	—	—	14,444	—	14,444
Coiled Tubing	—	—	8,970	—	8,970
Snubbing	—	—	424	—	424
Taylor Industries - Manufacturing	2,868	—	—	—	2,868
Discontinued Operations	—	—	—	95	95
Other	922	4,823	2,043	—	7,788
Total	$58,141	$44,381	$25,881	$95	$128,498

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Three Months Ended March 31, 2019
Primary Geographical Markets
Central	$54,886	$51,717	$20,478	$43,466	$170,547
Western	12,820	6,542	16,590	1,302	37,254
Corporate (Intercompany)	(5,722)	(2,658)	(1,463)	(755)	(10,598)
Total	61,984	55,601	35,605	44,013	197,203
Major Products or Service Line
Well Servicing	48,108	—	—	—	48,108
Plugging	6,892	—	—	—	6,892
Transport/Vacuum	—	30,747	—	—	30,747
Production and Disposal Facilities	—	9,070	—	—	9,070
Hot Oiler	—	6,780	—	—	6,780
RAFT	—	—	19,671	—	19,671
Coiled Tubing	—	—	12,563	—	12,563
Snubbing	—	—	1,195	—	1,195
Taylor Industries - Manufacturing	1,469	—	—	—	1,469
Discontinued Operations	—	—	—	44,013	44,013
Other	5,515	9,004	2,176	—	16,695
Total	$61,984	$55,601	$35,605	$44,013	$197,203

13. Impairments

In connection with the preparation of first quarter 2020 financial statements, we recorded the following impairment charges (in thousands):

Three Months Ended March 31, 2020
Goodwill	$10,565

Well Servicing inventory	4,846
Well Servicing units and equipment	84,217
Total	$99,628
Impairment of Goodwill
Goodwill recorded in connection with the March 9, 2020, acquisition of CJWS totaled $18.8 million and was recorded as part of our Well Servicing and Water Logistics reporting units. Beginning in March 2020, we have experienced a reduction in demand for our services due to the significantly decreased price of crude oil as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of the COVID-19 virus and the announced price reductions and possible production increases by members of OPEC and other oil exporting nations. For further discussion of these factors that occurred subsequent to our March 9, 2020, acquisition of CJWS, see Note 1. Basis of Presentation and Nature of Operations - COVID-19 Impact on Liquidity and Going Concern. As a result, as of March 31, 2020, we updated our internal long-term outlook for each of these reporting units, and determined that the current decreased energy industry outlook was an indicator requiring further analysis for impairment of goodwill and that it was more likely than not that the fair value of certain reporting units were less than their carrying value. Therefore, we performed an interim goodwill impairment test.
As part of the first step of goodwill impairment testing, we updated our assessment of future cash flows, using historical data supplemented by current and anticipated market conditions and applying expected long-term growth rates, discount rates, and terminal values that we consider reasonable for each reporting unit. We calculated a present value of the cash flows to arrive at an estimate of fair value using a combination of the income approach and the market approach. The income approach estimates the fair value by discounting each reporting unit's estimated future cash flows using an estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow approach. The market approach involves significant judgement in the selection of the appropriate peer group companies and valuation multiples. Based on these key assumptions, we determined that the fair value of the Well Servicing reporting unit was less than its carrying values indicating an impairment of the $10.6 million of goodwill recorded for this reporting unit. The fair value of the Water Logistics reporting unit significantly exceeded its carrying value and therefore resulted in no impairment. The amount of impairment is calculated based on the difference between the fair value and carrying value in accordance with ASC 350 "Intangibles - Goodwill and Other" and including the impact of Accounting Standards Update 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment."
Impairments of Other Assets
In addition, the March 2020 reduction in demand for our services for each of our businesses was an indicator that certain long-lived tangible and identified intangible assets may be impaired. Recoverability testing performed at the total segment asset group level (the lowest level of discrete and identifiable cash flows) using a probability weighted estimate of undiscounted future cash flows using expected long-term growth rates indicated that for our Well Servicing and Completion & Remedial Services segments, certain long-lived assets, within the overall reporting unit, were not recoverable. For these segments, estimated fair values using an income approach were calculated by discounting each segment's probability weighted estimated future cash flows using an estimate of the discount rate and terminal values. The estimated fair value of Well Servicing segment assets was determined to be below their carrying value and as a result, we recorded impairments of property and equipment assets totaling $84.2 million and impairments of component parts inventory assets totaling $4.8 million associated with our Well Servicing segment. The estimated fair value of our Completion & Remedial Services segment exceeded its carrying value, resulting in no impairment of this segment. The difference between the carrying value of the asset group and its indicated fair value was recorded as an impairment. A recoverability analysis was also performed on the long-lived assets of the Water & Logistics segment, and we concluded that the carrying value for these assets were recoverable from estimated future cash flows.
14. Income Taxes
The deferred tax liabilities acquired with the acquisition of CJWS provided a source of future taxable income which allowed the Company to recognize a tax benefit on a portion of the long-lived asset impairment recorded during the three months ended March 31, 2020, as well as the Company's other deferred tax assets, and is the primary driver of the tax benefit for the quarter. During the same period of 2019, we filed an amended 2007 federal tax return to claim an income tax refund from the carry-back and recovery of workers’ compensation expenses that were components of our Net Operating Losses "NOLs" generated over the past 10 years.
The issuance of the Series A Preferred Stock as part of the acquisition of CJWS resulted in an ownership change pursuant to Internal Revenue Code Section 382 on March 9, 2020. The Section 382 limitation impacts the Company's ability to utilize certain pre-acquisition tax attributes, including NOLs. The projected impact of the ownership change is to reduce the Company's available Federal NOLs from $900.7 million as of December 31, 2019 to an estimated $281 million as of March 31, 2020, which begin to expire in 2032. The Company also has $344.5 million ($17.3 million net deferred tax asset) of NOLs for state income tax purposes, which begin to expire in 2020. Federal NOLs generated after 2017 are carried forward indefinitely but usage is limited to 80% of taxable income, while NOLs generated prior to 2018 continue to be carried forward for 20 years and have no limitation on utilization. The annual utilization limits for state income tax purposes vary on a state-by-state basis.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2020, a valuation allowance of $121.7 million was recorded against deferred tax assets for all jurisdictions that are not expected to be realized.

15. Loss Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share for the three months ended March 31, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Numerator (both basic and diluted):
Loss from continuing operations	$(136,429)	$(14,787)
Loss from discontinued operations, net of tax	(8,452)	(12,689)
Net loss available to common stockholders	$(144,881)	$(27,476)
Denominator:
Denominator for basic and diluted earnings per share	24,913,906	26,850,499

Basic and diluted loss per common share from continuing operations:	$(5.48)	$(0.55)
Basic and diluted loss per common share from discontinued operations:	(0.34)	(0.47)
Basic and diluted loss per common share available to stockholders:	$(5.82)	$(1.02)
The Company has issued potentially dilutive instruments such as the Series A Preferred Stock, unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted per share information, because to include them would be anti-dilutive due to the net loss incurred during the periods presented.
The following table sets forth weighted average shares outstanding of potentially dilutive instruments for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019
	(Unaudited)
Stock options	226,640	517,674
Series A Preferred stock	28,722	—
Warrants	2,066,576	2,066,576
Weighted average unvested restricted stock	420,759	6,153
Total	2,742,697	2,590,403

16. Business Segment Information
The Company’s reportable business segments are Well Servicing, Water Logistics, and Completion & Remedial Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Prior to December 2019, the Company operated an Other Services segment, which was comprised of contract drilling services and manufacturing and rig servicing. Contract drilling was discontinued as a service in the third quarter of 2019, and manufacturing rig servicing was realigned with Well Servicing. Our Pumping Services Division, which was included in the Completion & Remedial Services segment was discontinued in the fourth quarter of 2019. Costs related to other business activities, primarily corporate headquarters functions, are disclosed separately from the three operating segments as "Corporate." The Company evaluates segment performance on earnings before interest expense and income taxes. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the “market value” of the products. Prior period segment information has been retrospectively revised to reflect the Company's current segmentation.

The following table sets forth certain financial information with respect to the Company’s reportable segments for the three months ended March 31, 2020 and 2019 (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Continuing Operations Total	Discontinued Operations
Three Months Ended March 31, 2020
Operating revenues	$58,141	$44,381	$25,881	$—	$128,403	$95
Direct operating costs	(50,818)	(33,119)	(21,182)	—	(105,119)	(1,520)
Segment profits	7,323	11,262	4,699	—	23,284	(1,425)
Depreciation and amortization	2,455	6,681	4,070	1,559	14,765	—
Capital expenditures	1,682	2,137	659	20	4,498	—
Identifiable assets	$47,032	$134,893	$80,290	$219,159	$481,374	$10,346

Three Months Ended March 31, 2019
Operating revenues	$61,984	$55,601	$35,605	$—	$153,190	$44,013
Direct operating costs	(48,808)	(37,299)	(25,016)	—	(111,123)	(40,719)
Segment profits	13,176	18,302	10,589	—	42,067	3,294
Depreciation and amortization	4,124	5,160	5,588	1,310	16,182	11,317
Capital expenditures	6,240	7,533	4,224	226	18,223	5,811
Identifiable assets	$95,082	$98,545	$120,681	$289,777	$604,085	$139,135
The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations for the three months ended March 31, 2020 and 2019 (in thousands):

	Three Months Ended March 31,
	2020	2019
Segment profits	$23,284	$42,067
General and administrative expenses	(35,068)	(31,754)
Depreciation and amortization	(14,765)	(16,182)
Gain (loss) on disposal of assets	37	(697)
Asset impairment	(99,628)	—
Operating loss	$(126,140)	$(6,566)

17. Recent Accounting Pronouncements
Standards Adopted in 2020.
In June 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2016-13, "Financial Instruments — Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments" ("ASU 2016-13"). ASU 2016-13 requires a financial asset (or a group of financial assets) measured at amortized cost basis to be presented at the net amount expected to be collected, utilizing an expected loss methodology in place of the previously used incurred loss methodology. ASU 2016-13 will result in the more timely recognition of losses on financial instruments not accounted for at fair value through net income. The provisions require credit impairments to be measured over the contractual life of an asset and developed with consideration for past events, current conditions, and forecasts of future economic information. In addition, the ASU requires credit losses relating to available-for-sale debt securities to be recorded through an allowance for credit losses. The amendments in this ASU broaden the information that an entity must consider in developing its expected credit loss estimate for assets measured either collectively or individually. The new standard is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2022, with early adoption permitted. The Company early adopted this standard on January 1, 2020, using the prospective transition method, and the standard did not have a material impact on our consolidated financial statements upon its adoption.

In August 2018, the FASB issued ASU 2018-15 "Intangibles — Goodwill and Other - Internal Use Software (Subtopic 350-40): Customer's Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract" ("ASU 2018-15"). ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. We adopted ASU 2018-15 on its January 1, 2020, effective date, using the prospective transition method, and this standard did not have a material impact on our consolidated financial statements.
Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12"). ASU 2019-12 intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the impact of this pronouncement on its consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” ("ASU 2020-04"), which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The amendments are effective for all entities as of March 12, 2020, through December 31, 2022. We are currently evaluating the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of wellsite services to oil and natural gas drilling and producing companies, including Well Servicing, Water Logistics and Completion & Remedial Services. The Company's scope of operations was expanded effective beginning March 9, 2020, with the acquisition of C&J Well Services, Inc. ("CJWS"), which is expected to significantly increase revenues and operating cash flows in future periods.
Beginning in March 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of coronavirus (“COVID-19”), the posted price for West Texas Intermediate oil declined sharply. Oil demand has significantly deteriorated, in part, as a result of the outbreak of COVID-19 and corresponding preventative measures taken to mitigate the spread of the virus. This decline in demand coincided with the announcement of price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations. Although OPEC and other oil exporting nations ultimately agreed to cut production, the downward pressure on commodity prices has remained and could continue in the foreseeable future.
Oil and natural gas commodity prices are expected to continue to be volatile. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had a material adverse impact on the demand for our services and the prices we can charge for our services.
The decline in our customers’ demand for our services has also had a material adverse impact on our financial condition, results of operations and cash flows during the first quarter. Demand for our products and services will continue to decline as our customers revise their capital budgets downward and adjust their operations in response to lower oil prices. We cannot predict the duration or effects of this sudden decrease, but if the price of oil continues to decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects will continue to be materially and adversely affected. The impact of these conditions on our estimates of future operating cash flows resulted in significant impairments of long-lived and intangible assets as of March 31, 2020.
Management has taken steps to generate additional liquidity, including through reducing operating and administrative costs and capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital and has made plans for further cost and capital expenditure reductions, as necessary.
Our weighted average number of fluid service trucks increased to 908 in the first quarter of 2020 from 818 in the first quarter of 2019. Our weighted average number of Well Servicing rigs increased from 310 in the first quarter of 2019 to 396 in the first quarter of 2020. Our consolidated financial results and operational data for the quarter ended March 31, 2020, includes the impact of the acquisition of CJWS for the portion of the period following the closing of the transaction.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended March 31,
	2020		2019
Revenues:
Well Servicing	$58,141	45%	$61,984	40%
Water Logistics	44,381	35%	55,601	36%
Completion & Remedial Services	25,881	20%	35,605	23%
Revenues from continuing operations	$128,403	100%	$153,190	100%

Revenues from continuing operations	$128,403	100%	$153,190	78%
Revenues from discontinued operations	95	—%	44,013	22%
Total Revenues	$128,498	100%	$197,203	100%
During 2019 and through the first quarter of 2020, oil prices have remained depressed and a significant further decrease in prices occurred during March 2020 and has continued to be below 2019 levels through June 2020.

Many of our customers are under pressure to reduce production and have cut their capital programs for the remainder of 2020.
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
Segment profits are computed as segment operating revenues less direct operating costs excluding depreciation and impairments. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for the Company, see “Segment Overview” below.
Selected Acquisitions and Divestitures
On March 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Ascribe Investments III LLC, a Delaware limited liability company (“Ascribe”), NexTier Holding Co., a Delaware corporation (“Seller”) and C&J Well Services, Inc., a Delaware corporation, and wholly owned subsidiary of Seller (“CJWS”). For further discussion, see Note 2. Acquisition.
Segment Overview
Well Servicing
During the first three months of 2020, our Well Servicing segment represented 45% of our revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
The following is an analysis of the Well Servicing segment for each of the quarters in 2019 and the full year ended December 31, 2019, and the quarter ended March 31, 2020. This table does not include revenues and profits associated with rig manufacturing operations:

	Weighted Average Number of Rigs	Rig hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits per Rig hour	Segment Profits %
2019:
First Quarter	310	165,000	74%	$336	$73	22%
Second Quarter	308	155,200	70%	$353	$78	22%
Third Quarter	307	149,000	68%	$381	$90	24%
Fourth Quarter	306	126,200	58%	$369	$53	14%
Full Year	308	595,400	68%	$359	$74	21%
2020:
First Quarter	396	139,100	49%	$397	$51	13%
Rig utilization was 49% in the first quarter of 2020, down from 58% in the fourth quarter of 2019. The decreased utilization rate in the first quarter of 2020 resulted from a decrease in customer demand and activity, primarily for our 24-hour rig packages. Our segment profit percentage decreased to 13% for the first quarter of 2020 compared to 14% in the fourth quarter of 2019.

Water Logistics
During the first three months of 2020, our Water Logistics segment represented approximately 35% of our revenues. Revenues in our Water Logistics segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, wellsite construction and maintenance services. The Water Logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our Water Logistics segment. Water Logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base Water Logistics operations. Revenues from our wellsite construction services are derived primarily from preparing and maintaining access roads and well locations, installing small diameter gathering lines and pipelines, constructing foundations to support drilling rigs and providing maintenance services for oil and natural gas facilities. Revenue from water treatment services results from the treatment and reselling of produced water and flowback to customers for the purposes of reusing as fracturing water. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
The following is an analysis of our Water Logistics operations for each of the quarters in 2019, the full year ended December 31, 2019, and the quarter ended March 31, 2020 (dollars in thousands):

	Pipeline Volumes (in bbls)	Trucking Volumes (in bbls)	Weighted Average Number of Fluid Service Trucks	Truck Hours	Revenue	Segment Profits %
2019:
First Quarter	3,050,000	6,620,000	818	424,100	$55,601	33%
Second Quarter	3,174,000	6,778,000	814	403,200	$51,031	30%
Third Quarter	3,807,000	6,956,000	795	382,500	$48,451	28%
Fourth Quarter	4,132,000	6,785,000	767	360,300	$44,733	25%
Full Year	14,163,000	27,139,000	799	1,570,100	$199,816	29%
2020:
First Quarter	3,620,000	5,825,000	908	374,300	$44,381	25%
Revenue for the Water Logistics segment decreased to $44.4 million in the first quarter of 2020, including the impact from the acquisition of CJWS, compared to $44.7 million in the fourth quarter of 2019, as a result of decreased levels of trucking utilization. Segment profit percentage remained constant at 25% in the first quarter of 2020 and the fourth quarter of 2019.
Completion & Remedial Services
During the first three months of 2020, our Completion & Remedial Services segment represented approximately 20% of our revenues. Revenues from our Completion & Remedial Services segment are derived from a variety of services designed to complete and stimulate oil and natural gas production or place cement slurry within the wellbores. Our Completion & Remedial Services segment includes rental and fishing tool operations, coiled tubing services, nitrogen services and snubbing.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately.

The following is an analysis of our Completion & Remedial Services segment for each of the quarters in 2019, the full year ended December 31, 2019, and the quarter ended March 31, 2020 (dollars in thousands):

	RAFT Stores	Coiled Tubing HHP	Revenues	Segment Profits %
2019:
First Quarter	13	25,250	$35,605	30%
Second Quarter	13	25,250	$38,426	29%
Third Quarter	13	25,300	$38,273	33%
Fourth Quarter	13	25,300	$28,164	27%
Full Year	13	25,300	$140,468	30%
2020:
First Quarter	23	25,300	$25,881	18%
The decrease in Completion & Remedial Services revenue to $25.9 million in the first quarter of 2020 from $28.2 million in the fourth quarter of 2019 resulted from declines in our RAFT and coiled tubing lines of business. Segment profits as a percentage of revenue decreased to 18% in the first quarter of 2020 from 27% in the fourth quarter of 2019 as a result of the declines in oil prices and competitive pricing pressures.
Operating Cost Overview
Our operating costs are comprised primarily of labor costs, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. Management has taken steps to generate additional liquidity, including through reducing operating costs in our continuing business operations with the goal of preserving margins and has made plans for further cost reductions, as necessary. A majority of our employees are paid on an hourly basis. We also employ personnel to supervise our activities, sell our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and can vary depending on the number of rigs, trucks and other equipment in our fleet, as well as employee payroll, and our safety record. Compensation for administrative personnel in local operating yards and our corporate office is accounted for as general and administrative expenses.
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
Acquisition Purchase Price Allocations - We account for acquisitions of businesses using the acquisition method of accounting in accordance with ASC 805, which requires the allocation of the purchase price consideration based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. Following the March 9, 2020 acquisition of CJWS, we have accounted for the various assets (including intangible assets) and liabilities acquired and issued as consideration based on our estimate of their fair values. Goodwill represents the excess of acquisition purchase price consideration over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses could prove to be inexact, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price consideration to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.

Results of Operations
The following is a comparison of our results of continuing operations for the three months ended March 31, 2020, compared to the three months ended March 31, 2019. For additional segment-related information and trends, please read “Segment Overview” above.
Three Months Ended March 31, 2020 Compared to Three Months Ended March 31, 2019
Revenues. Revenues from continuing operations decreased by $24.8 million to $128.4 million during the three months ended March 31, 2020, from $153.2 million during the same period in 2019, despite the impact of $18.4 million of revenues added from CJWS following the March 9, 2020, closing of the CJWS acquisition. This decrease was primarily due to decreased activity, particularly by our Water Logistics and Completion & Remedial Services segments' customers, as exploration and production companies are significantly reducing their capital expenditure activity due to current low oil commodity pricing.
Well Servicing revenues decreased by 6% to $58.1 million during the three months ended March 31, 2020, compared to $62.0 million during the same period in 2019. The overall decrease, included the addition of $11.4 million of revenues contributed by the acquisition of CJWS, and was driven by a decreases in customer demand. Our weighted average number of active Well Servicing rigs increased to 396 during the three months ended March 31, 2020, compared to 310 during the same period of 2019. Utilization decreased to 49% in the three months ended March 31, 2020, compared to 74% in the comparable period of 2019 due to declines in production related activity. Revenue per rig hour in the three months ended March 31, 2020, was $397, increasing from $336 in the comparable period of 2019, due to the impact of the higher per rig rate from CJWS California operations.
Water Logistics revenues decreased by 20% to $44.4 million during the three months ended March 31, 2020, including a $4.4 million increase resulting from the acquisition of CJWS, compared to $55.6 million in the same period in 2019, mainly due to decreases in trucking activity. Pipeline water volumes increased to 3.6 million barrels or 38% of total disposal volumes during the three months ended March 31, 2020, compared to 3.1 million barrels or 32% of total disposal volumes during the three months ended March 31, 2019. Our weighted average number of fluid service trucks increased to 908 during the three months ended March 31, 2020, compared to 818 in the same period in 2019.
Completion & Remedial Services revenues decreased by 27% to $25.9 million during the three months ended March 31, 2020 compared to $35.6 million in the same period in 2019. The overall decrease in revenue between these periods was despite $2.6 million in revenues from the CJWS acquisition. The decrease was due to decreased activity in our rental and fishing tool and coiled tubing lines of business.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $105.1 million during the three months ended March 31, 2020, from $111.1 million in the same period in 2019, primarily due to decreases in activity and corresponding decreases in employee headcount and wages to adapt to current activity levels. Such decrease included $15.8 million of additional operating expenses following the acquisition of CJWS.
Direct operating expenses for the Well Servicing segment increased by 4% to $50.8 million during the three months ended March 31, 2020, compared to $48.8 million for the same period in 2019, with CJWS adding $10.8 million, reflecting the offsetting reductions in operating expenses due to decreased demand. Segment profits decreased to 13% of revenues during the three months ended March 31, 2020, from 22% for the same period in 2019, due to decreased activity levels and $2.4 million of severance payments.
Direct operating expenses for the Water Logistics segment decreased by 11% to $33.1 million during the three months ended March 31, 2020, compared to $37.3 million for the same period in 2019, despite an increase of $3.0 million following the acquisition of CJWS. Segment profits were 25% of revenues during the three months ended March 31, 2020, compared to 33% for the same period in 2019, due to the decrease in demand.
Direct operating expenses for the Completion & Remedial Services segment decreased by 15% to $21.2 million during the three months ended March 31, 2020, compared to $25.0 million for the same period in 2019, and included the $2.0 million increase from the acquisition of CJWS. Segment profits were 18% of revenues during the three months ended March 31, 2020, compared to 30% for the same period in 2019, due to the decreased activity levels and $0.5 million in severance payments.
General and Administrative Expenses. General and administrative expenses increased by 10% to $35.1 million during the three months ended March 31, 2020, from $31.8 million for the same period in 2019. This increase was due to $1.3 million of increased general and administrative expenses added following the acquisition of CJWS, and $9.2 million of legal and professional acquisition transaction related expenses which offset administrative cost reductions. Stock-based compensation expense was $1.3 million and $3.3 million during the three months ended March 31, 2020 and 2019, respectively. During the three months ended March 31, 2019, one-time costs included charges related to consulting fees of $0.9 million for reclamation of tax refund for the 2007 tax year.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $14.8 million during the three months ended March 31, 2020, compared to $16.2 million for the same period in 2019. The decrease is mainly related to reduced capital spending during the three months ended March 31, 2020.
Impairments of Goodwill and Other Long-Lived Assets. Beginning in March 2020, we have experienced a reduction in demand for our services due to the decreased price of crude oil as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets. Goodwill recorded in connection with the March 9, 2020, acquisition of CJWS totaled $18.8 million and was recorded as part of our Well Servicing and Water Logistics reporting units. As of March 31, 2020, due to the reduction in demand for our services, we updated our internal long-term outlook for each of these reporting units and determined that the current decreased energy industry outlook was an indicator requiring further analysis for impairment of goodwill. Based on these assumptions, we determined that the fair value of the Well Servicing reporting unit was less than its carrying values indicating an impairment of the $10.6 million of goodwill recorded for this reporting unit. Related to these market conditions at March 31, 2020, we recorded impairments of certain tangible long-lived assets totaling $84.2 million and impairments of certain parts inventory totaling $4.8 million associated with our Well Servicing segment, as we determined that the carrying value of certain long-lived assets within the overall asset group for this segment were not recoverable. The Company also recorded $2.3 million in impairments related to asset held for sale which are part of discontinued operations.
Interest Expense. Interest expense remained consistent at $10.6 million during the three months ended March 31, 2020 and 2019, respectively. Interest expense consisted primarily of interest on our Senior Notes, finance leases, and amortization of our debt discounts and deferred financing costs.
Income Tax Benefit. Income tax benefit during the three months ended March 31, 2020, was $3.8 million compared to an income tax benefit of $1.9 million for the same period in 2019. The tax benefit during the three months ended March 31, 2020, was generated from the impact of long-lived asset impairments recorded during the period and the composition of deferred tax liabilities acquired as part of the March 9, 2020, acquisition of CJWS. During the same period of 2019, we filed an amended 2007 federal tax return under section 172(f) of the Internal Revenue Code of 1986, as amended, which allowed us to claim a refund of $1.9 million of 2007 taxes. The net effect of this transaction was a tax benefit and a reduction of our NOLs of $1.8 million in the first quarter of 2019, offset by write-offs of unrecoverable Oklahoma state income taxes receivable of $0.8 million, and accrual for state income taxes payable of $1.2 million. Our respective effective tax rates on continuing operations during the three month periods ended March 31, 2020 and 2019, were approximately 2.7% and 11.1%, respectively.
Liquidity and Capital Resources
Our current primary capital resources are cash flow from our operations, availability under our revolving credit facility (the "ABL Facility"), the ability to enter into finance leases, the ability to incur additional secured indebtedness, and a cash balance of $21.1 million at March 31, 2020. We had $39.7 million of available borrowing capacity under the ABL Facility at March 31, 2020. We have utilized, and expect to utilize in the future, bank and finance lease financing and sales of non-strategic assets to obtain capital resources. On June 15, 2020, the Company entered into the Second Amendment to the ABL Credit Agreement, pursuant to which, among other things, the Company reduced the Aggregate Commitments (as defined in the Credit Agreement) from $120 million to $75 million. Availability under the amended agreement as of May 31, 2020 was $9.4 million.
As a result of weak energy sector conditions and lower demand for our products and services, our operational results, working capital and cash flows have been negatively impacted during early 2020. Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or covenants were to come into effect under our debt instruments, we will have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the ABL Facility spring into effect under certain triggers defined in the ABL Credit Agreement for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting requirements for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts.
Management has taken several steps to generate additional liquidity, including through reducing operating and administrative costs through employee headcount reductions, closing operating locations, employee furloughs and other cost reduction measures, and the suspension of growth capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital. Management has made plans for further similar cost and capital expenditure reductions, as necessary.
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Additional steps management would implement to alleviate this substantial doubt would include sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. There can be no assurances that, if required, the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in the current environment.
As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may from time to time access the capital markets or seek to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, repurchases of our common stock or outstanding debt, debt-for-debt or debt-for-equity exchanges, refinancings, private or public equity or debt raises and rights offerings. Many of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. The amounts involved in any such transaction, individually or in the aggregate, may be material. Recent adverse changes in the capital markets could make it difficult to obtain additional capital or obtain it at attractive rates. If we are unable to maintain or obtain access to capital, we could experience a reduction of liquidity and this may result in difficulty funding our operations, repaying our short-term borrowings, and paying interest on long-term debt and other obligations.
Share Repurchase Program
On May 31, 2019, we announced that the Board authorized a share repurchase plan whereby we may repurchase up to $5 million of our outstanding shares of common stock beginning on June 4, 2019, for a period of 12 months. Prior to the plan's termination, we were authorized to repurchase our common stock from time to time in open market purchases or in private transactions in accordance with applicable federal securities laws. The total remaining share authorization as of March 31, 2020, was $0.2 million. As permitted under the plan, authorization was terminated by the Board on May 18, 2020.
Net Cash Provided by or Used by Operating Activities
Cash used by operating activities was $2.3 million for the three months ended March 31, 2020, compared to cash provided by operating activities of $1.8 million during the same period in 2019. Operating cash flow in the first three months of 2020 decreased compared to the same period in 2019 due to lower working capital levels. Cash provided by operating activities is expected to increase in future periods following the acquisition of CJWS effective March 9, 2020.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and generate cash flow from operations. Maintaining adequate liquidity depends upon industry conditions and financial, competitive, and other factors beyond our control. In the event that cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may have limited access to additional financing to operate or expand our business.
Capital Expenditures
Cash capital expenditures during the first three months of 2020 were $5.6 million, compared to $18.9 million in the same period of 2019. We added $0.5 million of leased assets through our finance lease program and other financing arrangements during the first three months of 2020 compared to $6.1 million of leased asset additions in the same period in 2019. Proceeds from sales of non-strategic assets totaled $40.3 million during the period, more than offsetting capital expenditures during the first three months of 2020. The Company continues to seek to sell remaining non-strategic assets in future periods.
We currently have planned capital expenditures for the full year of 2020 of approximately $14 million, including finance leases of less than $1 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Contractual Obligations
Outside of the normal course of our business, as of March 31, 2020, there have been no material changes to our contractual obligations reported in our Annual Report on Form 10-K for the year ended December 31, 2019.

Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Recent Accounting Pronouncements
Our consideration of recent accounting pronouncements is included in Note 17. Recent Accounting Pronouncements to the consolidated financial statements included in this quarterly report.
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the three months ended March 31, 2020, or the year ended December 31, 2019. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies during periods of increasing oil and natural gas prices and increasing activity in our areas of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As discussed above in this Quarterly Report on Form 10-Q, on March 9, 2020, we acquired all of the issued and outstanding shares of capital stock of CJWS. We are currently integrating CJWS into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the CJWS business, which we expect to complete within one year after the date of acquisition. Total assets of CJWS represented approximately 21% of our consolidated total assets as of March 31, 2020, and CJWS revenues following the March 9, 2020 acquisition date represented approximately 14% of our consolidated revenues for the three month period ended March 31, 2020.
Other than the changes described above, during the most recent fiscal quarter, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.

PART II — OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
From time to time, we are a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. We are not currently involved in any legal proceedings that we consider probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on our financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in Note 8. Commitments and Contingencies of the notes to our unaudited consolidated financial statements included in this Quarterly Report on Form 10-Q is incorporated herein by reference.
ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2020, there have been no material changes in our risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, other than the following:
The ongoing spread of COVID-19 and recent developments in the global oil and gas markets have and will continue to adversely affect our business and financial condition.
Our business will continue to be adversely affected by the COVID-19 pandemic. The responses of governmental authorities and companies to reduce the spread of COVID-19 have significantly reduced global economic activity. Various containment measures, including large-scale travel bans, border closures, quarantines, shelter-in-place orders and business and government shutdowns, have resulted in the slowing of economic growth and a reduced demand for oil and natural gas and the disruption of global manufacturing supply chains. It is impossible to predict the severity and longevity of the impact of COVID-19 on the general economy and the oil and gas industry. As the coronavirus outbreak is still evolving, much of its international and domestic impact remains unknown.
As our customers, commodity markets and the U.S. and global economies have been negatively impacted by the pandemic, we may continue to experience lower demand for our services. Demand for our services will continue to decline as our customers revise their capital budgets downward and adjust their operations in response to lower oil prices.
Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. We cannot predict when prices will improve and stabilize or how long the pandemic will last or the time it will take for economic activity to return to prior levels.
Should COVID-19 continue to spread globally or within the U.S., and should the suggested and mandated social quarantining and work from home orders continue, our business, financial condition and results of operations could be materially and adversely impacted. The decline in commodity prices and demand for our services could lead to additional material impairments of our goodwill and other long-lived assets. Basic will continue to monitor the developments relating to COVID-19 and the volatility in oil prices closely, and will follow health and safety guidelines as they evolve.
The Company’s ability to continue as a going concern could impact our ability to obtain capital financing and adversely affect the price of our common stock.
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Steps necessary to alleviate this substantial doubt would include sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. There can be no assurances that, if required, the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in the current environment. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us. Reports raising substantial doubt as to a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases for the three months ended March 31, 2020 (in thousands except share and per share data):

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
January 1 - January 31	—	$—	—	$—
February 1 - February 29	19,715	0.21	—	—
March 1 - March 31	17,445	0.13	—	—
Total	37,160	$0.17	—	$221
(1) “Total Number of Shares Purchased” were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares and restricted stock units owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.
(2) On May 31, 2019, we announced that our Board of Directors has authorized the repurchase of up to $5 million of the Company's outstanding shares of common stock from time to time in open market or private transactions, at the Company’s discretion. This authorization was terminated effective May 18, 2020.

ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit
No.	Description

2.1*
Purchase Agreement, dated as of March 9, 2020, by and among the Company, Ascribe III Investments LLC, Basic Energy Services, Inc., NexTier holding Co. and C&J Well Services, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-32693) filed on March 13, 2020).

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

3.3*	Certificate of Designations (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).
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
4.6*
First Supplemental Indenture, dated as of August 22, 2019, by and among Agua Libre Midstream LLC, Agua Libre Holdco LLC, Agua Libre Asset Co LLC, Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.6 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019).

10.1*†
Separation and Release Agreement, dated February 7, 2020, by and between the Company and William T. Dame (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 13, 2020).

10.2*†
Consulting Agreement, dated February 13, 2020, by and between the Company and William T. Dame (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 19, 2020).

10.3*†	Employment Agreement of Jack Renshaw, dated March 9, 2020 (Incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).
10.4*
Exchange Agreement, dated as of March 9, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).

10.5*
Stockholders Agreement, dated as of March 9, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).

10.6*
Limited Consent and First Amendment to ABL Credit Agreement, dated as of March 9, 2020, among Basic Energy Services, Inc., as borrower, certain subsidiaries of borrower, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).

10.7*
Senior Secured Promissory Note, dated March 9, 2020, issued by Basic Energy Services, Inc. in favor of Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).

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

BASIC ENERGY SERVICES, INC.

By:	/s/ Keith L. Schilling
Name:	Keith L. Schilling
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ David S. Schorlemer
Name:	David S. Schorlemer
Title:	Executive Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer and
Principal Accounting Officer)

Date: June 29, 2020