Form 10-Q/A
period 2020-03-31
BASIC ENERGY SERVICES, INC.
filed 2020-07-08
CIK 1109189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
(Amendment no. 1)
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

EXPLANATORY NOTE
Basic Energy Services, Inc. (the “Company”) is filing this Amendment No. 1 (this “Amendment”) to its Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, which was originally filed with the Securities and Exchange Commission (the “SEC”) on June 29, 2020 (the “Quarterly Report”), solely to add this Explanatory Note, which was inadvertently omitted from the Quarterly Report, regarding the Company’s reliance on the order issued by the SEC on March 4, 2020 (Release No. 34-88318) under Section 36 of the Securities Exchange Act of 1934, as amended, as modified by a subsequent order (Release No. 34-88465) issued by the SEC on March 25, 2020 (collectively, the “SEC Order”), which provides conditional relief to public companies that are unable to timely comply with filing deadlines due to circumstances related to the novel coronavirus (“COVID-19”) pandemic.
As previously disclosed in the Company’s Current Report on Form 8-K filed with the SEC on May 15, 2020, the Company determined to rely on the relief provided by the SEC Order to delay the filing of the Quarterly Report due to circumstances related to the COVID-19 pandemic. Specifically, the Company has experienced significant disruptions to its business, including limited access to facilities and key personnel as a result of shelter-in-place orders and necessary furloughs of employees. Due to large-scale travel bans and restrictions, border closures, quarantines, and shelter-in-place orders related to COVID-19, the demand for, and price of, oil decreased significantly, which triggered the need for the Company to conduct an interim quantitative impairment assessment of the Company’s long-lived assets and goodwill as of March 31, 2020. In addition, as a result of the disruptions related to the COVID-19 pandemic, the Company had limited resources to account for the integration of C&J Well Services, Inc., acquired by the Company on March 9, 2020.
Due to the reporting impacts and disruption to the Company’s business related to the COVID-19 pandemic, the Company was unable to complete the analyses described above in time to file its Quarterly Report by the original filing deadline. Accordingly, the Company relied on the SEC Order to postpone the filing of its Quarterly Report to provide additional time to finalize these assessments and related disclosure.
No other changes have been made to the Quarterly Report, except that Part II, Item 6 of the Quarterly Report is also being amended to refer to the Exhibit Index that is included herein for the purpose of including abbreviated officer certifications that are being filed herewith. This Amendment speaks as of the original filing date of the Quarterly Report and has not been updated to reflect events occurring subsequent to the original filing date. Accordingly, this Amendment should be read in conjunction with the Quarterly Report and the Company’s filings made with the SEC subsequent to the filing of the Quarterly Report.
PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

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
# Filed with this report

ii

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

Date: July 8, 2020
iii