Form 10-Q
period 2020-06-30
BASIC ENERGY SERVICES, INC.
filed 2020-08-07
CIK 1109189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒No☐
There were 24,938,700 shares of the registrant’s common stock outstanding as of August 7, 2020.

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
Important factors that may affect our expectations, estimates or projections include:
•the recent sustained decline in, or substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;
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
•availability and cost of equipment;
•our ability to maintain acceptable pricing for our services;
•our ability to reduce administrative and capital expenses;
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
ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	June 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$10,957	$36,217
Trade accounts receivable, net of allowances of $6,633 and $2,208, for June 30, 2020, and December 31, 2019, respectively	70,933	99,626
Inventories, net	10,214	20,262
Prepaid expenses	6,115	6,407
Assets held for sale	13,415	55,149
Other current assets	2,602	2,727
Total current assets	114,236	220,388
Property and equipment, net	249,648	297,113
Operating lease right of use assets	11,567	14,540
Deferred debt costs, net of amortization	1,066	2,198
Goodwill	8,309	—
Intangible assets, net of amortization	6,424	2,603
Other assets	15,594	13,632
Total assets	$406,844	$550,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$52,765	$58,022
Accrued expenses	44,160	41,962
Current portion of long-term debt	17,606	18,738
Derivative liability	12,763	—
Accrued short-term insurance reserves	17,238	15,002
Operating lease right-of-use liabilities, current portion	4,336	4,906
Liabilities associated with assets held for sale	1,009	5,248
Other current liabilities	1,817	4,306
Total current liabilities	151,694	148,184
Long-term debt, net of discounts and deferred financing costs of $25,513 and $8,795, at June 30, 2020, and December 31, 2019, respectively	300,405	308,365
Accrued long-term insurance reserves	24,445	20,204
Deferred compensation	11,056	10,838
Operating lease right-of-use liabilities, long-term portion	7,573	9,634
Asset retirement obligations	10,614	9,044
Deferred tax liability	628	—
Other long-term liabilities	2,482	3,082
Total liabilities	508,897	509,351
Series A Participating Preferred Stock; $0.01 par value; 5,000,000 authorized and 118,805 and zero shares outstanding at June 30, 2020, and December 31, 2019, respectively	22,000	—
Stockholders' equity:
Common stock; $0.01 par value; 198,805,000 and 80,000,000 shares authorized at June 30, 2020, and December 31, 2019, respectively; 27,912,059 and 27,912,059 shares issued and 24,938,700 and 24,904,485 shares outstanding at June 30, 2020, and December 31, 2019, respectively	279	279
Additional paid-in capital	493,649	472,594
Retained deficit	(612,648)	(423,169)
Treasury stock, at cost, 2,973,359 and 3,007,574 shares at June 30, 2020, and December 31, 2019, respectively	(5,333)	(8,581)
Total stockholders' equity	(124,053)	41,123
Total liabilities and stockholders' equity	$406,844	$550,474
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues:
Well Servicing	$47,318	$58,518	$105,459	$120,502
Water Logistics	33,254	51,031	77,635	106,632
Completion & Remedial Services	9,065	38,426	34,946	74,031
Total revenues	89,637	147,975	218,040	301,165
Expenses:			—	—
Well Servicing	39,385	46,162	90,202	94,970
Water Logistics	25,582	35,529	58,701	72,828
Completion & Remedial Services	9,646	27,369	30,828	52,385
General and administrative, including stock-based compensation of $78 and $3,329 in the three months ended June 30, 2020 and 2019, respectively, and $1,414 and $6,604 in the six months ended June 30, 2020 and 2019, respectively	30,445	30,186	65,515	61,941
Impairments	—	—	99,628	—
Depreciation and amortization	12,853	17,296	27,619	33,478
(Gain) loss on disposal of assets	(474)	580	(511)	1,277
Total expenses	117,437	157,122	371,982	316,879
Operating loss	(27,800)	(9,147)	(153,942)	(15,714)
Other income (expense):
Interest expense	(12,775)	(10,358)	(23,393)	(20,972)
Interest income	—	114	62	360
Gain (loss) on derivative	502	—	(3,050)	—
Other income	40	48	70	345
Loss from continuing operations before income taxes	(40,033)	(19,343)	(180,253)	(35,981)
Income tax (expense) benefit	308	28	4,099	1,879
Loss from continuing operations	(39,725)	(19,315)	(176,154)	(34,102)
Loss from discontinued operations	(4,873)	(8,462)	(13,325)	(21,151)
Net loss	$(44,598)	$(27,777)	$(189,479)	$(55,253)
Net loss from continuing operations per share, basic and diluted	$(1.59)	$(0.71)	$(7.06)	$(1.26)
Net loss from discontinued operations per share, basic and diluted	$(0.20)	$(0.31)	$(0.53)	$(0.78)
Net loss per share of common stock, basic and diluted	$(1.79)	$(1.02)	$(7.59)	$(2.04)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2019	27,912,059	$279	$472,594	3,007,574	$(8,581)	$(423,169)	$41,123
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	1,336	—	—	—	1,336
Treasury stock, net	—	—	(3,263)	(72,879)	3,256	—	(7)
Capital contribution	—	—	22,904	—	—	—	22,904
Net loss	—	—	—	—	—	(144,881)	(144,881)
Balance - March 31, 2020 (unaudited)	27,912,059	$279	$493,571	2,934,695	$(5,325)	$(568,050)	$(79,525)
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	78	—	—	—	78
Treasury stock, net	—	—	—	38,664	(9)	—	(9)
Net loss	—	—	—	—	—	(44,598)	(44,598)
Balance - June 30, 2020 (unaudited)	27,912,059	$279	$493,649	2,973,359	$(5,333)	$(612,648)	$(124,053)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2018	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	277,865	3	(3)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,275	—	—	—	3,275
Treasury stock, net	—	—	(163)	68,227	(180)	—	(343)
Net loss	—	—	—	—	—	(27,476)	(27,476)
Balance - March 31, 2019 (unaudited)	27,267,899	$273	$467,373	310,549	$(4,015)	$(268,747)	$194,884
Issuances of restricted stock	644,160	6	(6)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,329	—	—	—	3,329
Treasury stock, net	—	—	—	596,194	(1,340)	—	(1,340)
Exercise of stock options	—	—	—	—	—	—	—
Net loss	—	—	—	—	—	(27,777)	(27,777)
Balance - June 30, 2019 (unaudited)	27,912,059	$279	$470,696	906,743	$(5,355)	$(296,524)	$169,096
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Six Months Ended June 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(189,479)	$(55,253)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	27,619	56,489
Asset impairment	97,115	—
Inventory and other write-downs	4,846	—
Loss on derivative	3,050	—
Accretion on asset retirement obligation	998	172
Change in allowance for doubtful accounts	4,425	322
Amortization of deferred financing costs	2,251	1,155
Amortization of debt discount	2,181	525
Non-cash compensation	1,233	6,851
Loss on disposal of assets	2,297	1,797
Deferred income taxes	(3,984)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	62,963	9,228
Inventories	2,903	4,554
Prepaid expenses and other current assets	2,192	4,778
Other assets	651	46
Accounts payable	(14,130)	(21,548)
Income tax receivable	—	891
Other liabilities	(4,901)	(3,068)
Accrued expenses	(7,842)	4,311
Net cash (used in) provided by operating activities	(5,612)	11,250
Cash flows from investing activities:
Purchase of property and equipment	(5,947)	(33,359)
Proceeds from sale of assets	44,952	5,009
Payments for other long-term assets	(768)	—
Payments for businesses, net of cash acquired	(59,350)	—
Net cash used in investing activities	(21,113)	(28,350)
Cash flows from financing activities:
Proceeds from debt	38,000	—
Repayments of debt	(34,770)	(17,334)
Change in treasury stock including restricted stock issuances	(16)	(1,683)
Deferred loan costs and other financing activities	(1,749)	(469)
Net cash (used in) provided by financing activities	1,465	(19,486)
Net decrease in cash, cash equivalents and restricted cash	(25,260)	(36,586)
Cash and cash equivalents - beginning of period	36,217	90,300
Cash and cash equivalents - end of period	$10,957	$53,714
Noncash investing and financing activity:
Capital leases and notes issued for equipment	$498	$7,588
Change in accrued property and equipment	(131)	1,348
Issuance of Series A Participating Preferred Stock	22,000	—
Issuance of derivative liability	9,713	—
Change in asset retirement obligations	$8	$108
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
June 30, 2020 (unaudited)
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
Nature of Operations
The Company provides a wide range of wellsite services to oil and natural gas drilling and producing companies, including Well Servicing, Water Logistics and Completion & Remedial Services. These services are primarily provided by the Company's fleet of equipment. The Company’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, California, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota and Colorado. The Company's scope of operations was expanded effective beginning March 9, 2020, with the acquisition of C&J Well Services, Inc. See Note 2. Acquisition, for further discussion.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company's subsidiaries, for which the Company holds a majority voting interest. All intercompany transactions and balances have been eliminated.
Other Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. A majority of the reclassifications were related to discontinued operations. These reclassifications do not impact net income (loss) and do not reflect a material change to the information previously presented in our consolidated financial statements. See Note 3. Discontinued Operations for further discussion on amounts included in loss from discontinued operations.
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
Inventories
For rental and fishing tools, inventories consisting mainly of grapples and controls are stated at lower of cost or net realizable value. Other inventories, consisting mainly of manufacturing raw materials, rig components, repair parts, drilling and completion materials and gravel, are held for use in the operations of the Company and are stated at lower of cost or net realizable value, with cost being determined on the first-in, first-out method.
In addition to comparing the carrying amount of inventory to its market value, the Company also makes a comparison between volume of inventory and demand for the ultimate production into which inventory will be converted and increases reserves for excess and obsolete inventory. For further discussion on impairments of inventory see Note 13. Impairments.
Assets Held for Sale
Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. For the quarter ended June 30, 2020, the company classified to assets held for sale $4.2 million of certain rig construction assets, associated with our Taylor manufacturing facility, the majority of which are expected to be sold in the third quarter of 2020. Also included in assets classified as held for sale were certain property, plant and equipment assets of our pressure pumping operations and contract drilling operations that were classified as discontinued operations beginning in late 2019. For further discussion on the pressure pumping and contract drilling assets, see Note 3. Discontinued Operations.
COVID-19 and Commodity Price Collapse Impact on Company Liquidity; Going Concern
Beginning in March 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of coronavirus (“COVID-19”), and actions by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other foreign countries, including Russia, the posted price for West Texas Intermediate oil declined sharply. Oil demand has significantly deteriorated through the first six months of 2020, in part, as a result of outbreak of COVID-19 and corresponding preventative measures taken to mitigate the spread of the virus. This decline in demand coincided with the announcement of price reductions and possible production increases by members OPEC and other oil exporting nations. Although OPEC and other oil exporting nations ultimately agreed to cut production, and commodity prices have improved during early third quarter of 2020, the downward pressure on commodity prices has remained and could continue in the foreseeable future.
Oil and natural gas commodity prices are expected to continue to be volatile. Despite improvements in early third quarter of 2020, the collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had a material adverse impact on the demand for our services and the prices we can charge for our services.
The decline in our customers’ demand for our services has also had a material adverse impact on our financial condition, results of operations and cash flows during the first half of 2020. Demand for our products and services will continue to decline if our customers further revise their capital budgets downward and adjust their operations in response to lower oil prices. We cannot predict the duration or effects of these current conditions, but if the price of oil further declines or remains at current levels for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects will continue to be materially and adversely affected. The impact of these conditions on our estimates of future operating cash flows resulted in additional impairments of long-lived and intangible assets as of March 31, 2020. For further discussion of impairments of long-lived assets, see Note 13. Impairments.
Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or cash dominion covenants were to come into effect under our debt instruments, we will have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the revolving credit facility (the "ABL Facility") spring into effect under certain triggers defined in the ABL Credit Agreement, as amended, for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting requirements for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts.
We had the $9.4 million minimum availability under the ABL Facility as of June 30, 2020. To maintain compliance with certain of the minimum availability covenant requirements as of June 30, 2020, in early July 2020 we repaid the $2.6 million amount of borrowings that was previously outstanding, and advanced $2.3 million of our available cash balance to the Administrative Agent. During the remainder of July 2020, and as of August 7, 2020, we are currently subject to increased financial and borrowing base information reporting and have made additional advances totaling $10.7 million of our available cash balance to the Administrative Agent as needed to maintain compliance with the minimum availability covenant requirements.

Management has taken several steps to generate additional liquidity, including through reducing operating and administrative costs through employee headcount reductions, closing operating locations, employee furloughs and other cost reduction measures, and the suspension of growth capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital. Management may implement further similar cost and capital expenditure reductions, as necessary.
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Additional steps management would implement to alleviate this substantial doubt would include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. There can be no assurances that, if required, the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in the current environment.
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
Pursuant to the Purchase Agreement, at closing Seller received consideration in the aggregate amount of $95.7 million comprised of (a) cash consideration equal to $59.4 million (subject to customary reductions for indebtedness and transaction expenses, as well as post-closing working capital adjustments) and (b) the Ascribe Senior Notes transferred to Seller by Ascribe (on behalf of the Company) as described above. In connection with the CJWS Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of the Company, or a change of control of the Company (the "Make-Whole Payment"). Considering this contingent Make-Whole Payment by Ascribe to the Seller, the fair value of the Ascribe Senior Notes issued to the Seller on March 9, 2020, was $36.3 million. If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the "Make-Whole Reimbursement Amount") either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company's board of directors) and (b) subject to satisfaction of certain "Payment Conditions" set forth in the ABL Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause "(i)" of this paragraph, in additional Senior Notes as permitted under the Indenture. In consideration of providing the Make-Whole Payment to Seller, the Company paid Ascribe $1 million in cash at the closing of the CJWS Transaction. The Company's obligation to Ascribe associated with the Make-Whole Reimbursement Amount is reflected as a derivative instrument in accordance with Accounting Standards Codification ("ASC") No. 815 "Derivatives and Hedging" ("ASC 815") with an initial fair value of approximately $9.7 million based on a risk-adjusted market differential between the fair value of the Ascribe Senior Notes and their $34.4 million par value as of the March 9, 2020, closing date. Changes in fair value of the Make-Whole Reimbursement Amount each period are "marked to market" and charged or credited to Gain (Loss) on Derivative in the accompanying consolidated statements of operations. The fair value of the Make-Whole Reimbursement Amount liability as of June 30, 2020, is approximately $12.8 million and results in $3.1 million of derivative loss during the six months ended June 30, 2020. The Make-Whole Reimbursement Amount liability is classified as a derivative liability, a current liability in the accompanying balance sheet.
Of the cash consideration paid to the Seller, $15 million was funded from a Senior Secured Promissory Note to Ascribe. For a further discussion of the Exchange Agreement and the Senior Secured Promissory Note, see Note 6. Long-Term Debt and Interest Expense.
The CJWS Transaction was considered an acquisition of a business in accordance with ASC 805 "Business Combinations" and the Company applied the acquisition method of accounting. The Company's preliminary allocation of the purchase price, including preliminary working capital adjustments, to the estimated fair value of the CJWS net assets is as follows (in thousands):

March 9, 2020
Current assets	$42,061
Property and equipment	63,418
Operating lease right of use asset	734
Other assets	1,859
Intangible asset	4,000
Goodwill	18,874
Total assets acquired	130,946

Current liabilities	24,742
Long-term liabilities	12,051
Total liabilities assumed	36,793
Net assets acquired	$94,153
The allocation of the purchase price to CJWS's net tangible assets and liabilities and identifiable intangible assets as of March 9, 2020, is preliminary and subject to revisions to the fair value calculations for the identifiable assets and liabilities. The final purchase price allocation could differ from the preliminary allocation noted in the summary above. The preliminary allocation of purchase price includes approximately $18.9 million allocated to nondeductible goodwill recorded to our well servicing and water logistics segments based on relative fair values of these acquired lines of business. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. We depreciate our assets over the following depreciable lives:

Buildings	20 to 30 years
Machinery and equipment	3 to 15 years
Automobiles and trucks	3 to 7 years
The acquired intangible assets represent approximately $4 million for the CJWS trade name that is stated at estimated fair value and is amortized on a straight-line basis over the estimated useful life of 15 years.
For the six month period ended June 30, 2020, our revenues and pretax earnings included $65.1 million and $3.4 million (excluding the impact of asset impairments of $35.2 million), respectively, associated with the CJWS acquired operations after the closing on March 9, 2020. In addition, CJWS Transaction-related costs of approximately $9 million were incurred during the six month period ended June 30, 2020, consisting of external legal and consulting fees and due diligence costs. These costs have been recognized in general and administrative expense in the consolidated statements of operations.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$89,637	$253,979	$275,845	$511,809
Loss from continuing operations	(39,725)	(27,098)	$(161,227)	$(48,952)

Net loss from continuing operations per
Net loss from continuing operations per share, basic and diluted	$(1.59)	$(1.00)	$(6.47)	$(1.81)

Weighted average shares outstanding, basic and diluted	24,957,478	27,203,635	24,935,693	27,028,041

3. Discontinued Operations
During the third and fourth quarters of 2019, the Company's management decided to divest all of its contract drilling rigs, and a majority of pressure pumping equipment and related ancillary equipment, respectively, assets having a combined net book value of $91.8 million. The majority of the real estate and equipment was sold during late 2019 and the first half of 2020, with the remaining pumping and related assets classified as Assets Held for Sale on our Consolidated Balance Sheet. The Company is pursuing additional transactions to divest the remainder of these non-strategic assets later during 2020, however the Company recorded an impairment on the remaining assets of $2.3 million at March 31, 2020. A complete summary of our discontinued operations is included in Note 2. Discontinued Operations of the Financial Statements and Supplementary Data in our most recent Annual Report on Form 10-K.
The operating results of the pressure pumping operations and contract drilling operations, which were historically included in the Completions & Remedial Services and Other Services segments, respectively, have been reclassified as discontinued operations in the Consolidated Statement of Operations for the three and six month periods ended June 30, 2020 and 2019, and are detailed in the table below (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenues	$25	$41,872	$120	$85,884

Direct expenses	892	34,105	2,411	74,824
General and administrative	4,203	4,615	6,168	8,383
Depreciation and amortization	—	11,694	—	23,010
Impairment expense	—	—	2,330
Loss (gain) on disposal of assets	(84)	(237)	2,671	521
Total expenses	5,011	50,177	13,580	106,738

Operating loss	(4,986)	(8,305)	(13,460)	(20,854)
Other income (expense):
Interest expense	—	(159)	—	(302)
Interest income	—	—	—	—
Other income	113	2	135	5
Loss from discontinued operations	$(4,873)	$(8,462)	$(13,325)	$(21,151)
Interest expense in discontinued operations is related to interest expense on finance lease assets that operated in the discontinued Completions & Remedial Services and Other Services segments. Impairment expense was recorded during the three month period ended March 31, 2020, associated with certain non-strategic assets with carrying values that were in excess of current estimated selling price. General and administrative expense consisted primarily of bad debt expense recorded on customer receivables from discontinued operations.
During the six month period ended June 30, 2020, a portion of the assets identified as of December 31, 2019, were disposed. Remaining assets and liabilities related to the divested operations are included in the consolidated balance sheets and consist as follows (in thousands):

	June 30, 2020	December 31, 2019
Assets-held-for-sale
Inventories	$—	$2,069
Right of use assets	1,001	1,659
Property, plant and equipment, net	7,744	50,496
Total assets-held-for-sale-future-use	$8,745	$54,224
Liabilities related to Assets-held-for-sale
Right of use liabilities	$1,009	$1,659
Capital leases	—	3,589
Total Liabilities related to Assets-held-for-sale discontinued operations	$1,009	$5,248
Applicable Consolidated Statements of Cash Flow information related to the discontinued operations for the six months ended June 30, 2020, and 2019 are detailed in the table below (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash Flows from Discontinued Operations
Net cash provided (used) by operating activities	$(8,188)	$2,980
Net cash provided (used) in investing activities	$40,514	$(6,743)
Cash capital expenditures and finance lease additions related to discontinued operations were $8.3 million and $1.5 million, respectively, for the six months ended June 30, 2019. The Company did not have any cash or lease additions related to discontinued operations for the six months ended June 30, 2020. Proceeds from sale of assets related to discontinued operations totaled $40.5 million and $1.5 million for the six months ended June 30, 2020 and 2019, respectively.
4. Property and Equipment
The following table summarizes the components of property and equipment (in thousands):

	June 30, 2020	December 31, 2019
Land	$22,902	$15,682
Buildings and improvements	39,196	30,902
Well service units and equipment	59,337	130,318
Disposal facilities	89,213	87,763
Fluid services equipment	80,839	79,024
Rental equipment	47,825	60,886
Pumping equipment	35,303	47,083
Light vehicles	17,244	26,630
Fracturing/test tanks	6,266	6,153
Brine and fresh water stations	5,341	4,340
Other	4,483	3,948
Software	924	896
Property and equipment, gross	408,873	493,625
Less accumulated depreciation and amortization	(159,225)	(196,512)
Property and equipment, net	$249,648	$297,113
 The Company is obligated under various finance leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under finance leases and included above (in thousands):

	June 30, 2020	December 31, 2019
Fluid services equipment	$33,061	$34,499
Pumping equipment	10,671	16,576
Light vehicles	8,996	19,563
Rental equipment	878	1,130
Well service units and equipment	193	—
Property and equipment under finance lease, cost	53,799	71,768
Less accumulated amortization	(19,894)	(27,727)
Property and equipment under finance lease, net	$33,905	$44,041
During the six month period ended June 30, 2020, and due to significant factors impacting supply and demand in the global oil and natural gas markets, the Company assessed certain of its Property and Equipment assets for impairment. For further discussion, see Note 13. Impairments.
5. Goodwill and Intangible Assets
In connection with the March 9, 2020 acquisition of CJWS, the Company recorded goodwill of $18.9 million, which was initially allocated to its Well Servicing and Water Logistics reporting units based on their respective fair values. Activity during the period ended June 30, 2020, associated with goodwill by reporting units is as follows (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Additions to goodwill	10,565	8,309	—	18,874
Goodwill impairments	(10,565)	—	—	(10,565)
Balance as of June 30, 2020	$—	$8,309	$—	$8,309
The Company had trade names of $7.2 million and $3.2 million as of June 30, 2020, and December 31, 2019, respectively. In connection with the CJWS Transaction, the Company recorded intangible assets for CJWS trade name and Goodwill. Trade names have a 15-year life and are tested for impairment when triggering events are identified.
During the six month period ended June 30, 2020, and due to significant factors impacting supply and demand in the global oil and natural gas markets, the Company assessed certain of its intangible assets and goodwill for impairment. For further discussion, see Note 13. Impairments.
The Company’s intangible assets subject to amortization were as follows (in thousands):

	June 30, 2020	December 31, 2019
Trade names	$7,230	$3,230
Other intangible assets	48	48
Intangible assets	7,278	3,278
Less accumulated amortization	(854)	(675)
Intangible assets subject to amortization, net	$6,424	$2,603
Amortization expense of intangible assets for the three and six months ended June 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Intangible asset amortization expense	$123	$60	$179	$119

6. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	June 30, 2020	December 31, 2019
10.75% Senior Notes due 2023	$300,000	$300,000
ABL Facility	2,558	—
Senior Secured Promissory Note	15,000	—
Finance leases and other notes	25,966	35,898
Unamortized discounts and deferred financing costs	(25,513)	(8,795)
Total long-term debt	318,011	327,103
Less current portion	17,606	18,738
Total non-current portion of long-term debt	$300,405	$308,365
The Company was in compliance with the debt covenants under its existing debt agreements as of June 30, 2020.
Debt Discounts and Issuance Costs
The following discounts and issuance costs on debt represent the unamortized discount to fair value of the Senior Notes, the Senior Secured Promissory Note, and the unamortized debt issuance costs on Senior Notes (in thousands). For discussion of the change in unamortized discount on Senior Notes, see discussion below.

	June 30, 2020	December 31, 2019
Unamortized discount on Senior Notes	$12,591	$2,156
Unamortized discount on Senior Secured Promissory Note	7,177	—
Unamortized deferred debt issuance costs	5,745	6,639
Total unamortized discounts and deferred financing costs	$25,513	$8,795
Interest Expense
The Company’s interest expense for the three and six months ended June 30, 2020 and 2019, consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Cash payments for interest	$17,443	$18,818	$18,671	$20,428
Change in accrued interest	(8,024)	(9,334)	196	(1,186)
Amortization of discounts	1,660	263	2,181	525
Amortization of deferred debt costs	1,664	591	2,251	1,155
Commitment and other fees paid	11	13	22	24
Other	21	7	72	26
Interest expense - continuing operations	$12,775	$10,358	$23,393	$20,972

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
These limitations are subject to a number of important qualifications and exceptions. Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the entire principal, premium, if any, and accrued and unpaid interest, if any, on all the Senior Notes to be due and payable immediately.
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
ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Amended and Restated Term Loan Agreement and entered into an ABL Credit Agreement (the “Initial ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”) and the lenders from time to time party thereto (collectively, the “ABL Lenders”). Pursuant to the ABL Credit Agreement, the ABL Lenders extended to the Borrower a revolving credit facility in the initial maximum aggregate principal amount of $150 million (reduced to $75 million pursuant to the subsequent amendments described below), subject to borrowing base capacity (the “ABL Facility”). The ABL Facility includes a sublimit for letters of credit of up to $50 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15 million (reduced to $7.5 million pursuant to the subsequent amendments described below) and (b) the aggregate commitments of the ABL Lenders. The ABL Facility also provides capacity for base rate protective advances up to $10 million at the discretion of the Administrative Agent and provisions relating to overadvances.
The Initial ABL Credit Agreement was amended pursuant to a Limited Consent and First Amendment to ABL Credit Agreement (the "First Amendment"), dated as of March 9, 2020, in connection with the CJWS Transaction and which, among other things, reduced aggregate commitments from $150 million to $120 million, and expanded the definition of the borrowing base to also include eligible pledged cash which can be advanced to the Administrative Agent as necessary. The ABL Credit Agreement was further amended pursuant to a Second Amendment to ABL Credit Agreement dated as of June 15, 2020 (the "Second Amendment"), which, among other things, (i) further reduced aggregate commitments from $120 million to $75 million, (ii) made proportionate downward adjustments to certain of the Availability (as defined in the ABL Credit Agreement) thresholds that can trigger certain springing covenants such as consolidated fixed charge coverage ratio and cash dominion provisions, and (iii) included additional requirements for the Company, such as prepayment requirements for cash accumulation over a specified threshold, an increase in the applicable rates on outstanding borrowings, as well as provisions precluding defensive ABL Credit Agreement drawdowns. In connection with the reductions in the aggregate commitment effected by the First Amendment and Second Amendment, certain deferred financing cost assets of $1.1 million were charged to interest expense during the six months ended June 30, 2020. The Initial ABL Credit Agreement, as amended by the First Amendment and the Second Amendment, and as may be further amended, restated, supplemented, or otherwise modified to date, is hereafter defined as the "ABL Credit Agreement."
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
Principal amounts outstanding under the ABL Facility will be due and payable in full on the maturity date, October 2, 2023, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023. We had the $9.4 million minimum availability under the ABL Facility as of June 30, 2020. To avoid triggering certain of the consolidated fixed charge coverage ratios and cash dominion covenants which spring into effect under certain minimum availability covenant requirements defined in the ABL Credit Agreement, as amended, as of June 30, 2020, in early July 2020 we repaid the $2.6 million amount of borrowings that was previously outstanding, and advanced $2.3 million of our available cash balance to the Administrative Agent. During the remainder of July 2020, and as of August 7, 2020, we are currently subject to increased financial and borrowing base information reporting and we have made additional advances totaling $10.7 million of our available cash balance to the Administrative Agent as needed to maintain compliance with the minimum availability covenant requirements.

Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of June 30, 2020, the Company had $36.8 million of letters of credit outstanding under the ABL Facility.
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
7. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of the Company's Senior Notes, Senior Secured Promissory Note, and the Make-Whole Reimbursement Amount as of June 30, 2020, and December 31, 2019 (in thousands, except hierarchy level):

		June 30, 2020		December 31, 2019
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fair Value of Debt
10.75% Senior Notes due 2023	1	$287,409	$126,533	$297,844	$213,246
Senior Secured Promissory Note	3	$7,823	$6,159	$—	$—
Fair Value of Derivative Instrument
Make-Whole Reimbursement Amount	3	$12,763	$12,763	$—	$—
The fair value of the Senior Secured Promissory Note as of June 30, 2020, was calculated in accordance with ASC 820 "Fair Value Measurements" considering its subordination as to security to the Senior Secured Notes as well as the difference between the stated interest rate of the Senior Secured Promissory Note and market rates.
As a result of the CJWS Transaction, the Company has a Make-Whole Reimbursement derivative in place, which is classified as a short-term derivative financial instrument on our consolidated balance sheet. Changes in the fair value of derivative instruments subsequent to the initial measurement are recorded as Loss on Derivative in the accompanying consolidated statement of operations. The estimated fair value of the Company’s derivative liability is determined at discrete points in time derived from the fair value of our Senior Notes, which resulted in the Company classifying the derivative liability as Level 3. The Company recorded a loss of $3.1 million as a result of the change in fair value of the Make-Whole Reimbursement derivative in the six month period ended June 30, 2020.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturities of these instruments. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis as of June 30, 2020, or December 31, 2019.
During the six months ended June 30, 2020, our Well Servicing segment recorded certain impairments related to the expected decreased operating cash flows as a result of the impact of low crude oil prices and the corresponding decrease in customer demand for our services as of that date. For further discussion of these impairments, see Note 13. Impairments.

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
State Tax
In 2014, the Company was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report was issued in the second quarter of 2018 for this audit, and the Company will appeal the preliminary report through the redetermination process. Based upon the Company's analysis, the potential liability associated with this audit ranges from $6 million to $24 million. This range could potentially change in future periods as the appeal and redetermination process progresses. Net of good faith payments made by the Company, the Company currently has recorded a $3.6 million liability. Interest expense associated with the taxes for the six months ended June 30, 2020, of $0.1 million, is included in approximately $2.0 million of accrued interest on the liability.
On August 15, 2019, the Company was notified by the Oklahoma Tax Commission (the "OTC") that the tax court had issued findings, conclusions, and recommendations in an on-going tax case related to tax years 2006 through 2008. Based on the ruling and the advice of our Oklahoma tax counsel, the Company decided to negotiate a settlement with the OTC. The Company's analysis is that the potential liability associated with the settlement may range from $2.3 million to $3.5 million. The Company recorded $2.5 million of income tax and interest payable, which is included as accrued expenses on our consolidated balance sheets.
Self-Insured Risk Accruals
The Company is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. The amount of these accruals as of June 30, 2020, includes $7.5 million of worker's compensation related impact of the March 9, 2020, acquisition of CJWS. The Company generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. The Company has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $2 million, $1 million, and $0.4 million, respectively. The Company has a $1 million deductible per occurrence for automobile liability. The Company maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.
9. Series A Participating Preferred Stock
In connection with the CJWS Transaction and pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, on March 9, 2020, the Company issued to Ascribe 118,805 shares of newly issued preferred stock, designated as "Series A Participating Preferred Stock," par value 0.01 per share, of the Company (the "Series A Preferred Stock"). The Series A Preferred Stock was issued in exchange for the Ascribe Senior Notes having a par value of $34.4 million. The Series A Preferred Stock constituted 83% of the equity interest in the Company. Upon consummation of the Exchange Transaction, the Company's public stockholders owned approximately 14.94% of the equity interests in the Company, and Ascribe held approximately 85.06%.
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
As a result of Ascribe's effective controlling equity interest in the Company, and in accordance with ASC No. 480 "Distinguishing Liabilities from Equity" ("ASC 480"), the Series A Preferred Stock is classified outside of permanent equity in the Company's balance sheet as of June 30, 2020. The Series A Preferred Stock was recorded at the fair value, approximately $22 million as of March 9, 2020, based on the trading price of the Company common shares, plus a control premium.
10. Stockholders' Equity
On May 6, 2020, the Company's stockholders voted to amend the Company's Second Amended and Restated Certificate of Incorporation to, among other items, increase the number of authorized shares of common stock from 80,000,000 shares to 198,805,000 shares.
11. Incentive Plan
During the three month period ended June 30, 2020 and 2019, compensation expenses related to share-based arrangements under the Management Incentive Plan (the "MIP") and Long Term Incentive Plan ("LTIP"), including restricted stock, restricted stock units and stock option awards, were approximately $0.1 million and $3.3 million, respectively.
During the six month period ended June 30, 2020 and 2019, compensation expenses related to share-based arrangements under the MIP and the LTIP, including restricted stock, restricted stock units and stock option awards, were approximately $1.4 million and $6.6 million, respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and six month periods ended June 30, 2020 and 2019.
At June 30, 2020, there was $0.5 million unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 1.9 years.

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
A small percentage of the Company's jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performance obligations in the contract are complete, such as plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and the Company is contractually entitled to bill for its services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than as WIP or accounts receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue.
As of June 30, 2020, accounts receivable related to products and services, net of associated allowance for credit losses, were $70.9 million compared to $99.6 million at December 31, 2019. At June 30, 2020, the Company had $3.4 million of contract assets and $0.7 million of contract liabilities on its consolidated balance sheet compared to $1.0 million of contract assets and $0.9 million of contract liabilities on its consolidated balance sheet at December 31, 2019. Contract assets are included in Trade Accounts Receivables, and contract liabilities are included in Other Current Liabilities on our consolidated balances sheets.
For accounts receivable related to products and services, the Company estimates its expected credit losses by reviewing and monitoring updated customer credit scores and risk ratings provided by third party and internal resources, considering the future impact of the current business and industry environment, and reviewing the historical loss experience by type of customer. During the six month period ended June 30, 2020, the Company considered the impact of the sharp decline in the West Texas Intermediate oil price on the credit quality of its customers and included this impact in its allowance for credit losses as of June 30, 2020. In addition, the Company included in its allowance for credit losses the impact of the approximately $39.5 million of accounts receivable from the acquisition of CJWS as of the March 9, 2020, closing date. The following table presents activity in the allowance for credit losses (in thousands):

Six Months Ended June 30, 2020
Balance as of December 31, 2019	$2,208
Provision for expected credit losses, net of recoveries	4,425
Initial allowance for expected credit losses on purchased customer receivables	—
Balance as of June 30, 2020	$6,633
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

The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Three Months Ended June 30, 2020
Primary Geographical Markets
Central	$18,945	$20,421	$3,939	$20	$43,325
Western	28,619	14,128	5,729	5	48,481
Corporate (Intercompany)	(246)	(1,295)	(603)	—	(2,144)
Total	$47,318	$33,254	$9,065	$25	$89,662
Major Products or Service Line
Well Servicing	27,291	—	—	—	27,291
Plugging	12,823	—	—	—	12,823
Transport/Vacuum	—	23,313	—	—	23,313
Production and Disposal Facilities	—	4,357	—	—	4,357
Hot Oiler	—	1,859	—	—	1,859
RAFT	—	—	6,759	—	6,759
Coiled Tubing	—	—	1,451	—	1,451
Snubbing	—	—	334	—	334
Taylor Industries - Manufacturing	1,914	—	—	—	1,914
Discontinued Operations	—	—	—	25	25
Other	5,290	3,725	521	—	9,536
Total	$47,318	$33,254	$9,065	$25	$89,662

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Three Months Ended June 30, 2019
Primary Geographical Markets
Central	51,431	48,146	19,815	42,113	161,505
Western	11,253	5,528	19,811	770	37,362
Corporate (Intercompany)	(4,166)	(2,643)	(1,200)	(1,011)	(9,020)
Total	$58,518	$51,031	$38,426	$41,872	$189,847
Major Products or Service Line
Well Servicing	47,431	—	—	—	47,431
Plugging	6,868	—	—	—	6,868
Transport/Vacuum	—	29,054	—	—	29,054
Production and Disposal Facilities	—	8,667	—	—	8,667
Hot Oiler	—	5,171	—	—	5,171
RAFT	—	—	18,703	—	18,703
Coiled Tubing	—	—	16,273	—	16,273
Snubbing	—	—	1,282	—	1,282
Taylor Industries - Manufacturing	1,513	—	—	—	1,513
Discontinued Operations	—	—	—	41,872	41,872
Other	2,706	8,139	2,168	—	13,013
Total	$58,518	$51,031	$38,426	$41,872	$189,847

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Six Months Ended June 30, 2020
Primary Geographical Markets
Central	58,965	58,838	17,123	115	135,041
Western	48,281	22,333	19,325	5	89,944
Corporate (Intercompany)	(1,787)	(3,536)	(1,502)	—	(6,825)
Total	$105,459	$77,635	$34,946	$120	$218,160
Major Products or Service Line
Well Servicing	73,098	—	—	—	73,098
Plugging	21,367	—	—	—	21,367
Transport/Vacuum	—	51,425	—	—	51,425
Production and Disposal Facilities	—	11,749	—	—	11,749
Hot Oiler	—	5,913	—	—	5,913
RAFT	—	—	21,203	—	21,203
Coiled Tubing	—	—	10,421	—	10,421
Snubbing	—	—	758	—	758
Taylor Industries - Manufacturing	3,694	—	—	—	3,694
Discontinued Operations	—	—	—	120	120
Other	7,300	8,548	2,564	—	18,412
Total	$105,459	$77,635	$34,946	$120	$218,160

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Six Months Ended June 30, 2019
Primary Geographical Markets
Central	106,317	99,863	40,294	85,579	332,053
Western	24,072	12,071	36,401	2,072	74,616
Corporate (Intercompany)	(9,887)	(5,302)	(2,664)	(1,767)	(19,620)
Total	$120,502	$106,632	$74,031	$85,884	$387,049
Major Products or Service Line
Well Servicing	95,539	—	—	—	95,539
Plugging	13,761	—	—	—	13,761
Transport/Vacuum	—	59,801	—	—	59,801
Production and Disposal Facilities	—	17,737	—	—	17,737
Hot Oiler	—	11,951	—	—	11,951
RAFT	—	—	38,374	—	38,374
Coiled Tubing	—	—	28,836	—	28,836
Snubbing	—	—	2,477	—	2,477
Taylor Industries - Manufacturing	6,478	—	—	—	6,478
Discontinued Operations	—	—	—	85,884	85,884
Other	4,724	17,143	4,344	—	26,211
Total	$120,502	$106,632	$74,031	$85,884	$387,049

13. Impairments
In connection with the preparation of the June 30, 2020 financial statements, we recorded the following impairment charges (in thousands):

Six Months Ended June 30, 2020
Goodwill	$10,565

Well Servicing inventory	4,846
Well Servicing units and equipment	84,217
Total	$99,628
Impairment of Goodwill
Goodwill recorded in connection with the March 9, 2020, acquisition of CJWS totaled $18.9 million and was recorded as part of our Well Servicing and Water Logistics reporting units. Beginning in March 2020, we experienced a reduction in demand for our services due to the significantly decreased price of crude oil as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of the COVID-19 virus and the announced price reductions and possible production increases by members of OPEC and other oil exporting nations. For further discussion of these factors that occurred subsequent to our March 9, 2020, acquisition of CJWS, see Note 1. Basis of Presentation and Nature of Operations - COVID-19 and Commodity Price Collapse Impact on Liquidity: Going Concern. As a result, as of March 31, 2020, we updated our internal long-term outlook for each of these reporting units, and determined that the current decreased energy industry outlook was an indicator requiring further analysis for impairment of goodwill and that it was more likely than not that the fair value of certain reporting units were less than their carrying value. Therefore, we performed an interim goodwill impairment test.
As part of the first step of goodwill impairment testing, we updated our assessment of future cash flows, using historical data supplemented by current and anticipated market conditions and applying expected long-term growth rates, discount rates, and terminal values that we considered reasonable for each reporting unit. We calculated a present value of the cash flows to arrive at an estimate of fair value using a combination of the income approach and the market approach. The income approach estimates the fair value by discounting each reporting unit's estimated future cash flows using an estimate of the discount rate, or expected return, that a marketplace participant would have required as of the valuation date. The market approach includes the use of comparative multiples to corroborate the discounted cash flow approach. The market approach involves significant judgement in the selection of the appropriate peer group companies and valuation multiples. Based on these key assumptions, we determined that the fair value of the Well Servicing reporting unit was less than its carrying values indicating an impairment of the $10.6 million of goodwill recorded for this reporting unit. As its expected long-term cash flows associated with services performed for producing wells was not as significantly impacted by the current market conditions, the fair value of the Water Logistics reporting unit significantly exceeded its carrying value and therefore resulted in no impairment. The amount of impairment is calculated based on the difference between the fair value and carrying value in accordance with ASC 350 "Intangibles - Goodwill and Other" and including the impact of Accounting Standards Update 2017-04, "Intangibles-Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment."
Impairments of Other Assets
In addition, the March 2020 reduction in demand for our services for each of our businesses was an indicator that certain long-lived tangible and identified intangible assets may be impaired. Recoverability testing performed at the total segment asset group level (the lowest level of discrete and identifiable cash flows) as of March 31, 2020, using a probability weighted estimate of undiscounted future cash flows using expected long-term growth rates indicated that for our Well Servicing and Completion & Remedial Services segments, certain long-lived assets, within the overall reporting unit, were not recoverable. For these segments, estimated fair values using an income approach were calculated by discounting each segment's probability weighted estimated future cash flows using an estimate of the discount rate and terminal values. The estimated fair value of Well Servicing segment assets was determined to be below their carrying value and as a result, as of March 31, 2020, we recorded impairments of property and equipment assets totaling $84.2 million and impairments of component parts inventory assets totaling $4.8 million associated with our Well Servicing segment. The difference between the carrying value of the asset group and its indicated fair value was recorded as an impairment. The estimated fair value of our Completion & Remedial Services segment exceeded its carrying value, resulting in no impairment of this segment. A recoverability analysis was also performed on the long-lived assets of the Water & Logistics segment along with identified intangible assets, and we concluded that the carrying value for these assets were recoverable from estimated future cash flows.
14. Income Taxes
The deferred tax liabilities acquired with the acquisition of CJWS provided a source of future taxable income which allowed the Company to recognize a tax benefit on a portion of the long-lived asset impairment recorded during the three months ended March 31, 2020, as well as the Company's other deferred tax assets, and is the primary driver of the tax benefit for the six months ended June 30, 2020. During the same period of 2019, we filed an amended 2007 federal tax return to claim an income tax refund from the carry-back and recovery of workers’ compensation expenses that were components of our Net Operating Losses ("NOLs") generated over the past 10 years.
The issuance of the Series A Preferred Stock as part of the acquisition of CJWS resulted in an ownership change pursuant to Internal Revenue Code Section 382 on March 9, 2020. The Section 382 limitation impacts the Company's ability to utilize certain pre-acquisition tax attributes, including NOLs. The projected impact of the ownership change is to reduce the Company's available Federal NOLs from $900.7 million as of December 31, 2019 to an estimated $312 million as of June 30, 2020, which begin to expire in 2032. The Company also has $336.8 million ($18.3 million net deferred tax asset) of NOLs for state income tax purposes, which begin to expire in 2020. Federal NOLs generated after 2017 are carried forward indefinitely but usage is limited to 80% of taxable income, while NOLs generated prior to 2018 continue to be carried forward for 20 years and have no limitation on utilization. The annual utilization limits for state income tax purposes vary on a state-by-state basis.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of June 30, 2020, a valuation allowance of $131.4 million was recorded against deferred tax assets for all jurisdictions that are not expected to be realized.
15. Loss Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share for the three and six months ended June 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Loss from continuing operations	$(39,725)	$(19,315)	$(176,154)	$(34,102)
Loss from discontinued operations, net of tax	(4,873)	(8,462)	(13,325)	(21,151)
Net loss available to common stockholders	$(44,598)	$(27,777)	$(189,479)	$(55,253)
Denominator:
Denominator for basic and diluted earnings per share	24,957,478	27,203,635	24,935,693	27,028,041

Basic and diluted loss per common share from continuing operations:	$(1.59)	$(0.71)	$(7.06)	$(1.26)
Basic and diluted loss per common share from discontinued operations:	$(0.20)	$(0.31)	$(0.53)	$(0.78)
Basic and diluted loss per common share available to stockholders:	$(1.79)	$(1.02)	$(7.59)	$(2.04)
The Company has issued potentially dilutive instruments such as the Series A Preferred Stock, unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted per share information, because to include them would be anti-dilutive due to the net loss incurred during the periods presented.

The following table sets forth weighted average shares outstanding of potentially dilutive instruments for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Stock options	226,640	511,558	226,640	511,558
Series A Preferred stock	118,805,000	—	73,763,544	—
Warrants	2,066,576	2,066,576	2,066,576	2,066,576
Weighted average unvested restricted stock	301,390	325,619	361,074	166,769
Total	121,399,606	2,903,753	76,417,834	2,744,903

16. Business Segment Information
The Company’s reportable business segments are Well Servicing, Water Logistics, and Completion & Remedial Services. These segments have been selected based on changes in management’s resource allocation and performance assessment in making decisions regarding the Company. Prior to December 2019, the Company operated an Other Services segment, which was comprised of contract drilling services and manufacturing and rig servicing. Contract drilling was discontinued as a service in the third quarter of 2019, and manufacturing rig servicing was realigned with Well Servicing. Our Pumping Services Division, which was included in the Completion & Remedial Services segment was discontinued in the fourth quarter of 2019. Costs related to other business activities, primarily corporate headquarters functions, are disclosed separately from the three operating segments as "Corporate and Other." The Company evaluates segment performance on earnings before interest expense and income taxes. Products are transferred between segments and geographic areas on a basis intended to reflect as nearly as possible the market value of the products. Prior period segment information has been retrospectively revised to reflect the Company's current segmentation.
The following table sets forth certain financial information with respect to the Company’s reportable segments for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Continuing Operations Total	Discontinued Operations
Three Months Ended June 30, 2020
Operating revenues	$47,318	$33,254	$9,065	$—	$89,637	$25
Direct operating costs	(39,385)	(25,582)	(9,646)	—	(74,613)	(892)
Segment profits	7,933	7,672	(581)	—	15,024	(867)
Depreciation and amortization	1,638	6,111	3,736	1,368	12,853	—
Capital expenditures	172	1,324	348	(23)	1,821	—

Three Months Ended June 30, 2019
Operating revenues	$58,518	$51,031	$38,426	$—	$147,975	$41,872
Direct operating costs	(46,162)	(35,529)	(27,369)	—	(109,060)	(34,105)
Segment profits	12,356	15,502	11,057	—	38,915	7,767
Depreciation and amortization	4,053	5,359	6,561	1,323	17,296	11,695
Capital expenditures	5,304	7,518	1,304	220	14,346	3,915

	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Continuing Operations Total	Discontinued Operations
Six Months Ended June 30, 2020
Operating revenues	$105,459	$77,635	$34,946	$—	$218,040	$120
Direct operating costs	(90,202)	(58,701)	(30,828)	—	(179,731)	(2,411)
Segment profits	15,257	18,934	4,118	—	38,309	(2,291)
Depreciation and amortization	3,519	13,132	8,028	2,940	27,619	—
Capital expenditures	1,854	3,461	1,007	(3)	6,319	—
Identifiable assets	$33,933	$134,234	$78,448	$151,484	$398,099	$8,745

Six Months Ended June 30, 2019
Operating revenues	$120,502	$106,632	$74,031	$—	$301,165	$85,884
Direct operating costs	(94,970)	(72,828)	(52,385)	—	(220,183)	(74,824)
Segment profits	25,532	33,804	21,646	—	80,982	11,060
Depreciation and amortization	7,845	10,372	12,699	2,562	33,478	23,011
Capital expenditures	11,544	15,051	5,528	446	32,569	9,726
Identifiable assets	$84,483	$97,966	$129,235	$263,731	$575,415	$126,420
The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations for the three and six months ended June 30, 2020 and 2019 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Segment profits	$15,024	$38,915	$38,309	$80,982
General and administrative expenses	(30,445)	(30,186)	(65,515)	(61,941)
Depreciation and amortization	(12,853)	(17,296)	(27,619)	(33,478)
Gain (loss) on disposal of assets	474	(580)	511	(1,277)
Asset impairment	—	—	(99,628)	—
Operating loss	$(27,800)	$(9,147)	$(153,942)	$(15,714)

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
Beginning in March 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of coronavirus (“COVID-19”), and actions by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other foreign countries, including Russia, the posted price for West Texas Intermediate oil declined sharply. Oil demand has significantly deteriorated, in part, as a result of the outbreak of COVID-19 and corresponding preventative measures taken to mitigate the spread of the virus. This decline in demand coincided with the announcement of price reductions and possible production increases by members of OPEC and other oil exporting nations. Although OPEC and other oil exporting nations ultimately agreed to cut production, the downward pressure on commodity prices has remained and could continue in the foreseeable future.
The COVID-19 pandemic and oil and natural gas market volatility have resulted in a significant decrease in oil prices and significant disruption and uncertainty in the oil and natural gas market. Oil and natural gas commodity prices are expected to continue to be volatile. The collapse in the demand for oil caused by this unprecedented global health and economic crisis, coupled with oil oversupply, has had a material adverse impact on the demand for our services and the prices we can charge for our services.
The decline in our customers’ demand for our services has also had a material adverse impact on our financial condition, results of operations and cash flows during the first half of 2020. Demand for our products and services will continue to be affected if our customers continue to revise their capital budgets downward and adjust their operations in response to lower oil prices. We cannot predict the duration or effects of this decrease, but if the price of oil further declines or remains depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects will continue to be materially and adversely affected. The impact of these conditions on our estimates of future operating cash flows resulted in significant impairments of long-lived and intangible assets as of March 31, 2020.
Management has taken steps to generate additional liquidity, including through reducing operating and administrative costs and capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital and may implement further cost and capital expenditure reductions, as necessary.
Pursuant to the CJWS acquisition, our weighted average number of fluid service trucks increased to 1,416 in the second quarter of 2020 from 814 in the second quarter of 2019. Our weighted average number of Well Servicing rigs increased from 308 in the second quarter of 2019 to 576 in the second quarter of 2020. Our consolidated financial results and operational data for the six months ended June 30, 2020, includes the impact of the acquisition of CJWS for the portion of the period following the closing of the transaction.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following for the six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Revenues:
Well Servicing	$47,318	53%	$58,518	40%	$105,459	48%	$120,502	40%
Water Logistics	33,254	37%	51,031	34%	77,635	36%	106,632	35%
Completion & Remedial Services	9,065	10%	38,426	26%	34,946	16%	74,031	25%
Revenues from continuing operations	$89,637	100%	$147,975	100%	$218,040	100%	$301,165	100%

Revenues from continuing operations	$89,637	100%	$147,975	78%	$218,040	100%	$301,165	78%
Revenues from discontinued operations	25	—%	41,872	22%	120	—%	85,884	22%
Total Revenues	$89,662	100%	$189,847	100%	$218,160	100%	$387,049	100%

During 2019 and through the second quarter of 2020, oil prices have remained depressed and a significant further decrease in prices occurred during March 2020 and, despite modest improvement during the second quarter of 2020, has continued to be below 2019 levels through June 2020. Many of our customers are under pressure to reduce production and have cut their capital programs for the remainder of 2020.
We believe that the most important performance measures for our business segments are as follows:
•Well Servicing — rig hours, rig utilization rate, revenue per rig hour, profits per rig hour and segment profits as a percent of revenues;
•Water Logistics — trucking hours, segment revenue, pipeline volumes, trucking volumes and segment profits as a percent of revenues; and
•Completion & Remedial Services — segment profits as a percent of revenues.
Segment profits are computed as segment operating revenues less direct operating costs excluding depreciation and impairments. These measurements provide important information to us about the activity and profitability of our lines of business. For a detailed analysis of these indicators for the Company, see “Segment Overview” below.
Selected Acquisitions and Divestitures
On March 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Ascribe Investments III LLC, a Delaware limited liability company (“Ascribe”), NexTier Holding Co., a Delaware corporation (“Seller”) and C&J Well Services, Inc., a Delaware corporation, and wholly owned subsidiary of Seller (“CJWS”), which expanded the Company's scope of operations. For further discussion, see Note 2. Acquisition.
Segment Overview
Well Servicing
During the first six months of 2020, our Well Servicing segment represented 53% of our revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
The following is an analysis of the Well Servicing segment for each of the quarters in 2019 and the full year ended December 31, 2019, and the quarters ended March 31, 2020 and June 30, 2020. This table does not include revenues and profits associated with rig manufacturing operations:

	Weighted Average Number of Rigs	Rig hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits per Rig hour	Segment Profits %
2019:
First Quarter	310	165,000	74%	$336	$73	22%
Second Quarter	308	155,200	70%	$353	$78	22%
Third Quarter	307	149,000	68%	$381	$90	24%
Fourth Quarter	306	126,200	58%	$369	$53	14%
Full Year	308	595,400	68%	$359	$74	21%
2020:
First Quarter	396	139,100	49%	$397	$51	13%
Second Quarter	576	91,900	22%	$490	$81	17%
Rig utilization was 22% in the second quarter of 2020, down from 49% in the first quarter of 2020. The decreased utilization rate in the second quarter of 2020 resulted from a decrease in customer demand and activity, primarily for our 24-hour rig packages. Our segment profit percentage increased to 17% for the second quarter of 2020 compared to 13% in the first quarter of 2020, reflecting the higher margin operations acquired with the CJWS acquisition.
Water Logistics
During the first six months of 2020, our Water Logistics segment represented approximately 37% of our revenues. Revenues in our Water Logistics segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, wellsite construction and maintenance services. The Water Logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our Water Logistics segment. Water Logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base Water Logistics operations. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
The following is an analysis of our Water Logistics operations for each of the quarters in 2019, the full year ended December 31, 2019, and the quarters ended March 31, 2020 and June 30, 2020 (dollars in thousands):

	Pipeline Volumes (in bbls)	Trucking Volumes (in bbls)	Weighted Average Number of Fluid Service Trucks	Truck Hours	Revenue	Segment Profits %
2019:
First Quarter	3,050,000	6,620,000	818	424,100	$55,601	33%
Second Quarter	3,174,000	6,778,000	814	403,200	$51,031	30%
Third Quarter	3,807,000	6,956,000	795	382,500	$48,451	28%
Fourth Quarter	4,132,000	6,785,000	767	360,300	$44,733	25%
Full Year	14,163,000	27,139,000	799	1,570,100	$199,816	29%
2020:
First Quarter	3,620,000	5,825,000	908	374,300	$44,381	25%
Second Quarter	3,275,000	4,077,000	1,416	301,500	$33,254	23%
Revenue for the Water Logistics segment decreased to $33.3 million in the second quarter of 2020, including the impact from the acquisition of CJWS, compared to $44.4 million in the first quarter of 2020, as a result of decreased levels of demand for our services. Segment profit percentage decreased to 23% in the second quarter of 2020 from 25% in the first quarter of 2020.
Completion & Remedial Services
During the first six months of 2020, our Completion & Remedial Services segment represented approximately 10% of our revenues. Revenues from our Completion & Remedial Services segment are derived from a variety of services designed to complete and stimulate oil and natural gas production or place cement slurry within the wellbores. Our Completion & Remedial Services segment includes rental and fishing tool operations, coiled tubing services, nitrogen services and snubbing.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately.

The following is an analysis of our Completion & Remedial Services segment for each of the quarters in 2019, the full year ended December 31, 2019, and the quarters ended March 31, 2020 and June 30, 2020 (dollars in thousands):

	RAFT Stores	Coiled Tubing HHP	Revenues	Segment Profits %
2019:
First Quarter	13	25,250	$35,605	30%
Second Quarter	13	25,250	$38,426	29%
Third Quarter	13	25,300	$38,273	33%
Fourth Quarter	13	25,300	$28,164	27%
Full Year	13	25,300	$140,468	30%
2020:
First Quarter	23	25,300	$25,881	18%
Second Quarter	23	25,300	$9,065	(6)%
The decrease in Completion & Remedial Services revenue to $9.1 million in the second quarter of 2020 from $25.9 million in the first quarter of 2020 resulted from declines in our RAFT and coiled tubing lines of business. Segment profits as a percentage of revenue decreased to a segment loss of 6% in the second quarter of 2020 from a segment profit of 18% in the first quarter of 2020 as a result of the declines in oil prices and competitive pricing pressures coupled with higher personnel cost from retention due to customers delaying work.
Operating Cost Overview
Our operating costs are comprised primarily of labor costs, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance. Management has taken steps to generate additional liquidity, including through reducing operating costs in our continuing business operations with the goal of preserving margins and may implement further cost reductions, as necessary. A majority of our employees are paid on an hourly basis. We also employ personnel to supervise our activities, sell our services and perform maintenance on our fleet. These costs are not directly tied to our level of business activity. Repair and maintenance is performed by our crews, company maintenance personnel and outside service providers. Insurance is generally a fixed cost regardless of utilization and can vary depending on the number of rigs, trucks and other equipment in our fleet, as well as employee payroll, and our safety record. Compensation for administrative personnel in local operating yards and our corporate office is accounted for as general and administrative expenses.
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
Results of Operations
The following is a comparison of our results of continuing operations for the three and six months ended June 30, 2020, compared to the three and six months ended June 30, 2019. For additional segment-related information and trends, please read “Segment Overview” above.

Three Months Ended June 30, 2020 Compared to Three Months Ended June 30, 2019
Revenues. Revenues from continuing operations decreased by $58.3 million to $89.6 million during the three months ended June 30, 2020, from $148.0 million during the same period in 2019, despite the impact of $46.7 million of revenues added from CJWS. This decrease was primarily due to decreased activity, particularly by our Water Logistics and Completion & Remedial Services segments' customers, as exploration and production companies are significantly reducing their capital expenditure activity due to current low oil commodity pricing.
Well Servicing revenues decreased by 19% to $47.3 million during the three months ended June 30, 2020, compared to $58.5 million during the same period in 2019. The overall decrease included the addition of $29.9 million of revenues contributed by the acquisition of CJWS, and was driven by a decreases in customer demand. Our weighted average number of active Well Servicing rigs increased to 576 during the three months ended June 30, 2020, compared to 308 during the same period of 2019. Utilization decreased to 22% in the three months ended June 30, 2020, compared to 70% in the comparable period of 2019 due to declines in production related activity. Revenue per rig hour in the three months ended June 30, 2020, was $490, increasing from $353 in the comparable period of 2019, due to the impact of the higher per rig rate from CJWS California operations.
Water Logistics revenues decreased by 35% to $33.3 million during the three months ended June 30, 2020, including a $12.8 million increase resulting from the acquisition of CJWS, compared to $51.0 million in the same period in 2019, mainly due to decreases in trucking activity. Pipeline water volumes increased to 3.3 million barrels or 45% of total disposal volumes during the three months ended June 30, 2020, compared to 3.2 million barrels or 32% of total disposal volumes during the three months ended June 30, 2019. Our weighted average number of fluid service trucks increased to 1,416 during the three months ended June 30, 2020, compared to 814 in the same period in 2019.
Completion & Remedial Services revenues decreased by 76% to $9.1 million during the three months ended June 30, 2020 compared to $38.4 million in the same period in 2019. The overall decrease in revenue between these periods was despite $4.1 million in revenues from the CJWS acquisition. The decrease was due to decreased activity in our rental and fishing tool and coiled tubing lines of business.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $74.6 million during the three months ended June 30, 2020, from $109.1 million in the same period in 2019, primarily due to decreases in activity and corresponding decreases in employee headcount and wages to adapt to current activity levels. Such decrease included $35.6 million of additional operating expenses following the acquisition of CJWS.
Direct operating expenses for the Well Servicing segment decreased by 15% to $39.4 million during the three months ended June 30, 2020, compared to $46.2 million for the same period in 2019, with CJWS adding $24.0 million, reflecting the offsetting reductions in operating expenses due to decreased demand. Segment profits decreased to 17% of revenues during the three months ended June 30, 2020, from 22% for the same period in 2019, due to decreased activity levels and $1.6 million of severance payments.
Direct operating expenses for the Water Logistics segment decreased by 28% to $25.6 million during the three months ended June 30, 2020, compared to $35.5 million for the same period in 2019, despite an increase of $8.8 million following the acquisition of CJWS. Segment profits were 23% of revenues during the three months ended June 30, 2020, compared to 30% for the same period in 2019, due to the decrease in demand.
Direct operating expenses for the Completion & Remedial Services segment decreased by 65% to $9.6 million during the three months ended June 30, 2020, compared to $27.4 million for the same period in 2019, and included the $2.8 million increase from the acquisition of CJWS. Segment loss was 6% of revenues during the three months ended June 30, 2020, compared to segment profits of 29% for the same period in 2019, due to higher personnel cost relative to revenue levels and due to customers delaying work. and $0.3 million in severance payments.
General and Administrative Expenses. General and administrative expenses increased marginally to $30.4 million during the three months ended June 30, 2020, from $30.2 million for the same period in 2019. General and administrative expenses added following the acquisition of CJWS totaled $7.8 million, which offset administrative cost reductions. Stock-based compensation expense was $0.1 million and $3.3 million during the three months ended June 30, 2020 and 2019, respectively. During the three months ended June 30, 2019, one-time costs included charges related to consulting fees of $0.9 million for reclamation of tax refund for the 2007 tax year.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $12.9 million during the three months ended June 30, 2020, compared to $17.3 million for the same period in 2019. The decrease is mainly related to the reduced asset base due to impairments and reduced capital spending during the three months ended June 30, 2020.

Interest Expense. Interest expense increased to $12.8 million during the three months ended June 30, 2020 from $10.4 million for the same period in 2019. Interest expense consisted primarily of interest on our Senior Notes, promissory notes, finance leases, and amortization of our debt discounts and deferred financing costs, and included a $1.1 million write off of deferred financing cost assets following amendment to the ABL Facility.
Income Tax Benefit. Income tax benefit during the three months ended June 30, 2020, was $0.3 million compared to an income tax benefit of zero for the same period in 2019. Our effective tax rates on continuing operations during the three month periods ended June 30, 2020 and 2019, were approximately 0.8% and 0.1%, respectively.
Six Months Ended June 30, 2020 Compared to Six Months Ended June 30, 2019
Revenues. Revenues from continuing operations decreased by $83.1 million to $218.0 million during the six months ended June 30, 2020, from $301.2 million during the same period in 2019, despite the impact of $65.1 million of revenues added from CJWS following the March 9, 2020, closing of the CJWS acquisition. This decrease was primarily due to decreased activity, particularly by our Water Logistics and Completion & Remedial Services segments' customers, as exploration and production companies are significantly reducing their capital expenditure activity due to current low oil commodity pricing.
Well Servicing revenues decreased by 12% to $105.5 million during the six months ended June 30, 2020, compared to $120.5 million during the same period in 2019. The overall decrease included the addition of $41.2 million of revenues contributed by the acquisition of CJWS, and was driven by a decreases in customer demand. Our weighted average number of active Well Servicing rigs increased to 486 during the six months ended June 30, 2020, compared to 309 during the same period of 2019. Utilization decreased to 36% in the six months ended June 30, 2020, compared to 72% in the comparable period of 2019 due to declines in production related activity. Revenue per rig hour in the six months ended June 30, 2020, was $434, increasing from $345 in the comparable period of 2019, due to the impact of the higher per rig rate from CJWS California operations.
Water Logistics revenues decreased by 27% to $77.6 million during the six months ended June 30, 2020, including a $17.1 million increase resulting from the acquisition of CJWS, compared to $106.6 million in the same period in 2019, mainly due to decreases in trucking activity. Pipeline water volumes increased to 6.9 million barrels or 41% of total disposal volumes during the six months ended June 30, 2020, compared to 6.2 million barrels or 32% of total disposal volumes during the six months ended June 30, 2019. Our weighted average number of fluid service trucks increased to 1,162 during the six months ended June 30, 2020, compared to 816 in the same period in 2019.
Completion & Remedial Services revenues decreased by 53% to $34.9 million during the six months ended June 30, 2020 compared to $74.0 million in the same period in 2019. The overall decrease in revenue between these periods was despite $6.8 million in revenues from the CJWS acquisition. The decrease was due to decreased activity in our rental and fishing tool and coiled tubing lines of business.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $179.7 million during the six months ended June 30, 2020, from $220.2 million in the same period in 2019, primarily due to decreases in activity and corresponding decreases in employee headcount and wages to adapt to current activity levels. Such decrease included $51.4 million of additional operating expenses following the acquisition of CJWS.
Direct operating expenses for the Well Servicing segment decreased by 5% to $90.2 million during the six months ended June 30, 2020, compared to $95.0 million for the same period in 2019, with CJWS adding $34.7 million, reflecting the offsetting reductions in operating expenses due to decreased demand. Segment profits decreased to 14% of revenues during the six months ended June 30, 2020, from 22% for the same period in 2019, due to decreased activity levels and $4.0 million of severance payments.
Direct operating expenses for the Water Logistics segment decreased by 19% to $58.7 million during the six months ended June 30, 2020, compared to $72.8 million for the same period in 2019, despite an increase of $11.8 million following the acquisition of CJWS. Segment profits were 24% of revenues during the six months ended June 30, 2020, compared to 32% for the same period in 2019, due to the decrease in demand.
Direct operating expenses for the Completion & Remedial Services segment decreased by 41% to $30.8 million during the six months ended June 30, 2020, compared to $52.4 million for the same period in 2019, and included the $4.8 million increase from the acquisition of CJWS. Segment profits were 12% of revenues during the six months ended June 30, 2020, compared to 29% for the same period in 2019, due to the decreased activity levels and $0.9 million in severance payments.

General and Administrative Expenses. General and administrative expenses increased by 6% to $65.5 million during the six months ended June 30, 2020, from $61.9 million for the same period in 2019. This increase was due to $9.1 million of increased general and administrative expenses added following the acquisition of CJWS, and $10.6 million of legal and professional acquisition transaction related expenses which offset administrative cost reductions. Stock-based compensation expense was $1.4 million and $6.6 million during the six months ended June 30, 2020 and 2019, respectively. During the six months ended June 30, 2019, one-time costs included charges related to consulting fees of $0.9 million for reclamation of tax refund for the 2007 tax year.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $27.6 million during the six months ended June 30, 2020, compared to $33.5 million for the same period in 2019. The decrease is mainly related to reduced capital spending during the six months ended June 30, 2020.
Impairments of Goodwill and Other Long-Lived Assets. Beginning in March 2020, we experienced a reduction in demand for our services due to the decreased price of crude oil as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets. Goodwill recorded in connection with the March 9, 2020, acquisition of CJWS totaled $18.9 million and was recorded as part of our Well Servicing and Water Logistics reporting units. As of March 31, 2020, due to the reduction in demand for our services, we determined that the fair value of the Well Servicing reporting unit was less than its carrying values indicating an impairment of the $10.6 million of goodwill recorded for this reporting unit. Related to these market conditions at March 31, 2020, we recorded impairments of certain tangible long-lived assets totaling $84.2 million and impairments of certain parts inventory totaling $4.8 million associated with our Well Servicing segment, as we determined that the carrying value of certain long-lived assets within the overall asset group for this segment were not recoverable. The Company also recorded $2.3 million in impairments related to asset held for sale which are part of discontinued operations.
Interest Expense. Interest expense increased to $23.4 million during the six months ended June 30, 2020 from $21.0 million for the six months ended June 30, 2019, respectively. Interest expense consisted primarily of interest on our Senior Notes, promissory notes, finance leases, and amortization of our debt discounts and deferred financing costs, and included a $1.1 million write off of deferred financing cost assets following amendment to the ABL Facility.
Income Tax Benefit. Income tax benefit during the six months ended June 30, 2020, was $4.1 million compared to an income tax benefit of $1.9 million for the same period in 2019. The tax benefit during the six months ended June 30, 2020, was generated from the impact of long-lived asset impairments recorded during the period and the composition of deferred tax liabilities acquired as part of the March 9, 2020, acquisition of CJWS. During the same period of 2019, we filed an amended 2007 federal tax return under section 172(f) of the Internal Revenue Code of 1986, as amended, which allowed us to claim a refund of $1.9 million of 2007 taxes. Our effective tax rates on continuing operations during the six month periods ended June 30, 2020 and 2019, were approximately 2.3% and 5.2%, respectively.
Liquidity and Capital Resources
Our current primary capital resources are cash flow from our operations, availability under our revolving credit facility (the "ABL Facility"), the ability to enter into finance leases, the ability to incur additional secured indebtedness, and cash on hand of $11.0 million at June 30, 2020. We had the $9.4 million minimum availability under the ABL Facility as of June 30, 2020. To maintain compliance with certain of the minimum availability covenant requirements as of June 30, 2020, in early July 2020 we repaid the $2.6 million amount of borrowings that was previously outstanding, and advanced $2.3 million of our available cash balance to the Administrative Agent. During the remainder of July 2020, and as of August 7, 2020, we are currently subject to increased financial and borrowing base information reporting and we have made additional advances totaling $10.7 million of our available cash balance to the Administrative Agent as needed to maintain compliance with the minimum availability covenant requirements. We have utilized, and expect to utilize in the future, bank and finance lease financing and sales of non-strategic assets to obtain capital resources. On June 15, 2020, the Company entered into the Second Amendment to the ABL Credit Agreement, pursuant to which, among other things, the Company reduced the Aggregate Commitments (as defined in the Credit Agreement) from $120 million to $75 million.
See Note 6. Long-Term Debt and Interest Expense for a description of our long-term debt and balances outstanding as of June 30, 2020 and December 31, 2019. As of August 7, 2020, there were no amounts drawn on the ABL facility. Based on our Senior Notes obligations, we expect to incur interest payments of approximately $16.1 million due October 2020. In addition, we incur interest payments on the Senior Secured Promissory Note of $125,000 each month. Classified as a derivative liability, a current liability in the accompanying balance sheet, our Make-Whole Reimbursement Amount liability had a fair value of approximately $12.8 million as of June 30, 2020.

As a result of weak energy sector conditions and lower demand for our products and services, our operational results, working capital and cash flows have been negatively impacted during the first half of 2020. Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or covenants were to come into effect under our debt instruments, we will have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the ABL Facility spring into effect under certain triggers defined in the ABL Credit Agreement for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting requirements for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts. As of June 30, 2020, there were no existing events of default under, and we are in compliance with, all of our debt instruments.
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
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Additional steps management would implement to alleviate this substantial doubt would include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. There can be no assurances that, if required, the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in the current environment.
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
Cash Flow Summary
Cash used in operating activities was $5.6 million for the six months ended June 30, 2020, compared to cash provided by operating activities of $11.3 million during the same period in 2019. Operating cash flow in the first six months of 2020 decreased compared to the same period in 2019 due to lower cash operating margins in the current environment.
Cash used in investing activities was $21.1 million for the six months ended June 30, 2020, compared to cash used in investing activities of $28.4 million during the same period in 2019. Investing cash flow in the first six months of 2020 decreased compared to the same period in 2019 due to lower capital expenditures and higher proceeds from the sales of non-strategic assets offset by acquisitions.
Cash provided by financing activities was $1.5 million for the six months ended June 30, 2020, compared to cash used in financing activities of $19.5 million during the same period in 2019. Financing cash flows in the first six months of 2020 increased compared to the same period in 2019 primarily due to proceeds of $15 million from the Senior Secured Promissory Note issued in connection with the CJWS Transaction.
Our liquidity, including our ability to meet our ongoing operational obligations, is dependent upon, among other things, our ability to maintain adequate cash on hand and generate cash flow from operations. Maintaining adequate liquidity depends upon industry conditions and financial, competitive, and other factors beyond our control. In the event that cash on hand and cash flow from operations is not sufficient to meet our liquidity needs, we may have limited or no access to additional financing to operate or expand our business.
Capital Expenditures
Cash capital expenditures during the first six months of 2020 were $5.9 million, compared to $33.4 million in the same period of 2019. We added $0.5 million of leased assets through our finance lease program and other financing arrangements during the first six months of 2020 compared to $7.6 million of leased asset additions in the same period in 2019. Proceeds from sales of non-strategic assets totaled $45.0 million during the period, more than offsetting capital expenditures during the first six months of 2020. The Company continues to seek to sell remaining non-strategic assets in future periods.
We currently have planned capital expenditures for the full year of 2020 of approximately $11 million, including finance leases of less than $1 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
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
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the six months ended June 30, 2020, or the year ended December 31, 2019. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies during periods of increasing oil and natural gas prices and increasing activity in our areas of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As discussed above in this Quarterly Report on Form 10-Q, on March 9, 2020, we acquired all of the issued and outstanding shares of capital stock of CJWS. We are currently integrating CJWS into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the CJWS business, which we expect to complete within one year after the date of acquisition. Total assets of CJWS represented approximately 22% of our consolidated total assets as of June 30, 2020, and CJWS revenues following the March 9, 2020 acquisition date represented approximately 30% of our consolidated revenues for the six month period ended June 30, 2020.
Other than the changes described above, during the most recent fiscal quarter, there have been no changes, including the impact of COVID-19, in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.
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
ITEM 1A. RISK FACTORS
During the quarter ended June 30, 2020, there have been no material changes in our risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2020, other than the following:
The ongoing spread of COVID-19 and recent developments in the global oil and gas markets have and will continue to adversely affect our business and financial condition.
The impacts of COVID-19 and the significant drop in commodity prices have had an unprecedented impact on the global economy and our business. We expect that our business will continue to be adversely affected by the COVID-19 pandemic and lower commodity prices. The responses of governmental authorities and companies to reduce the spread of COVID-19 have significantly reduced global economic activity. Various containment measures, including large-scale travel bans, border closures, quarantines, shelter-in-place orders and business and government shutdowns, have resulted in the slowing of economic growth and a reduced demand for oil and natural gas and the disruption of global manufacturing supply chains.
In addition, recent actions by Saudi Arabia and Russia have caused a worldwide oversupply in oil and natural gas. After OPEC and a group of oil producing nations led by Russia failed in March 2020 to agree on oil production cuts, Saudi Arabia announced that it would cut oil prices and increase production, leading to a sharp further decline in oil and natural gas prices. While OPEC, Russia and other oil producing countries reached an agreement in April 2020 to reduce production levels, and U.S. production has declined, oil prices remain low on account of an oversupply of oil and natural gas, with a simultaneous decrease in demand as a result of the impact of COVID-19 on the global economy.
As our customers, commodity markets and the U.S. and global economies have been negatively impacted by the these factors, we may continue to experience lower demand for our services. Demand for our services will continue to decline as our customers revise their capital budgets downward and adjust their operations in response to lower oil prices.
Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. We cannot predict when prices will improve and stabilize or how long the pandemic will last or the time it will take for economic activity to return to prior levels.
Should COVID-19 continue to spread globally or within the U.S., and should the suggested and mandated social quarantining and work from home orders continue, our business, financial condition and results of operations could be materially and adversely impacted. The decline in commodity prices and demand for our services could lead to additional material impairments of our goodwill and other long-lived assets. It is impossible to predict the severity and longevity of the impact of COVID-19 on the general economy and the oil and gas industry. These risks could have a material adverse impact on our financial position, results of operations and cash flows. Basic will continue to monitor the developments relating to COVID-19 and the volatility in oil prices closely, and will follow health and safety guidelines as they evolve.
The combination of the COVID-19 pandemic and the related significant decline in global oil and gas prices have significantly impacted the Company’s ability to access the capital markets or obtain financing.
The COVID-19 pandemic and decline in the price of oil and natural gas described above has increased volatility and caused negative pressure in the capital and credit markets. As a result, and in light of our debt incurrence restrictions in our existing debt documents, we may not have access in the current environment to the capital markets or financing on terms we would find favorable, if at all.
The Company’s ability to continue as a going concern could impact our ability to obtain capital financing and adversely affect the price of our common stock.
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Management has taken several steps to generate additional liquidity, including through reducing operating and administrative costs through employee headcount reductions, closing operating locations, employee furloughs and other cost reduction measures, and the suspension of growth capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital. However, there can be no assurance that these steps will be sufficient to mitigate the impact of the COVID-19 pandemic until energy commodity prices recover to levels that can sustain our ongoing business and enable us to meet our financial covenants and day-to-day obligations in the long term.
Management may implement further similar cost and capital expenditure reductions, as necessary. These additional steps may include sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. There can be no assurances that, if required, the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in the current environment.
If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us. Reports raising substantial doubt as to a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.
Global oil and natural gas prices may not return to pre-COVID-19 levels for several months or years, if ever.
There can be no assurance that demand for oil and natural gas will return to pre-COVID-19 levels or, if it does, that it will return to those levels at any time in the foreseeable future. In addition, even if that demand increases, the significant amount of oil currently in storage, combined with the stated oil price strategy of Saudi Arabia and Russia, could result in the continuation of low commodity prices and low demand for our services for a significant period of time. The continuation of the current price environment for a sustained period would have a significant negative impact on the Company and its operations.
In connection with the CJWS Transaction, we may be obligated to make a Make-Whole Payment to Ascribe which, if made in cash, could materially and adversely affect our liquidity and, if made in Senior Notes, would increase our indebtedness.
In connection with the CJWS Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of us, or a change of control of us. If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, we will be required to reimburse to Ascribe the amount of such Make-Whole Payment, either (i) in cash (a) to the extent we have available cash (as determined by an independent committee of our board of directors) and (b) subject to satisfaction of certain “Payment Conditions” set forth in the ABL Credit Agreement or (ii) if we are unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause “(i)” above, in additional Senior Notes as permitted under the Indenture. As of June 30, 2020, the fair value of the Make-Whole Reimbursement Amount liability was approximately $12.8 million. If we make a Make Whole Payment in cash, we could experience a material and adverse reduction in liquidity and may have difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations. In addition, we may not have sufficient funds, or be permitted under the terms of the ABL Credit Agreement, to make a Make-Whole Payment in cash. In such event, we will be required to issue additional Senior Notes to Ascribe equal to the Male-Whole Reimbursement Amount. Such issuance will increase our indebtedness under the Senior Notes. See “Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions” under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019.
Our ability to generate cash is substantially dependent upon the performance by customers and contract counterparties, and any material nonpayment or nonperformance by our customers or contractual counterparties could have a materially adverse effect on our financial condition and results of operations.
As a result of the disruptions caused by the COVID-19 pandemic and the volatility in the energy markets, we believe we are exposed to heightened credit and performance risk of our customers and contractual counterparties. Some of our customers and contractual counterparties may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Furthermore, we may be faced with general downward pricing pressure from customers requesting discounts or other pricing concessions and as our competitors compete for fewer jobs. Our ability to generate cash is substantially dependent upon the performance by customers. Any material nonpayment or nonperformance by our customers or our contractual counterparties could have a materially adverse effect on our financial condition and results of operations.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases for the three months ended June 30, 2020 (in thousands except share and per share data):

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
April 1 - April 30	—	$—	—	$—
May 1 - May 31	33,871	0.25	—	—
June 1 - June 30	—	—	—	—
Total	33,871	$0.25	—	$—
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

3.2*
Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 12, 2020).

3.3*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016).

3.4*	Certificate of Designations (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).
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

4.7#
Second Supplemental Indenture, dated as of April 1, 2020, by and among C&J Well Services, Inc., KVS Transportation, Inc, Indigo Injection #3, LLC, Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent.

10.1*
Second Amendment to ABL Credit Agreement, dated as of June 15, 2020, by and among the Company, the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on June 16, 2020).

10.2#	Supplement No. 2 to Security Agreement, dated as of April 1, 2020, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as collateral agent.
10.3#	Bridge Note Guaranty Supplement, dated as of April 1, 2020, to Senior Secured Promissory Note issued by Basic Energy Services, Inc. in favor of Ascribe III Investments LLC.
31.1#
Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.

31.2#	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1##	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2##	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.CAL#	Inline XBRL Calculation Linkbase Document
101.DEF#	Inline XBRL Definition Linkbase Document
101.INS#	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.LAB#	Inline XBRL Labels Linkbase Document
101.PRE#	Inline XBRL Presentation Linkbase Document
101.SCH#	Inline XBRL Schema Document
104 #	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit 101).

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

Date: August 7, 2020