Form 10-Q
period 2020-09-30
BASIC ENERGY SERVICES, INC.
filed 2020-11-02
CIK 1109189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☒No☐
There were 24,899,932 shares of the registrant’s common stock outstanding as of November 2, 2020.

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
Important factors that may affect our expectations, estimates or projections include:
•the sustained decline in, or substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;
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
ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
Basic Energy Services, Inc.
Consolidated Balance Sheets
(in thousands, except share and per share data)

	September 30, 2020	December 31, 2019
ASSETS	(Unaudited)
Current assets:
Cash and cash equivalents	$6,806	$36,217
Restricted cash	7,430	—
Trade accounts receivable, net of allowances of $4,755 and $2,208, at September 30, 2020, and December 31, 2019, respectively	69,920	99,626
Inventories, net	8,997	20,262
Prepaid expenses	11,403	6,407
Assets held for sale	10,918	55,149
Other current assets	2,717	2,727
Total current assets	118,191	220,388
Property and equipment, net	236,539	297,113
Operating lease right of use assets	10,584	14,540
Deferred debt costs, net of amortization	1,045	2,198
Goodwill	8,320	—
Intangible assets, net of amortization	6,301	2,603
Other assets	15,725	13,632
Total assets	$396,705	$550,474
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$63,954	$58,022
Accrued expenses	65,178	41,962
Current portion of long-term debt	7,609	18,738
Derivative liability	5,797	—
Accrued short-term insurance reserves	17,860	15,002
Operating lease right-of-use liabilities, current portion	2,125	4,906
Liabilities associated with assets held for sale	869	5,248
Other current liabilities	6,716	4,306
Total current liabilities	170,108	148,184
Long-term debt, net of discounts and deferred financing costs of $23,412 and $8,795, at September 30, 2020, and December 31, 2019, respectively	304,050	308,365
Accrued long-term insurance reserves	26,685	20,204
Deferred compensation	7,063	10,838
Operating lease right-of-use liabilities, long-term portion	9,046	9,634
Asset retirement obligations	10,871	9,044
Deferred tax liability	666	—
Other long-term liabilities	2,281	3,082
Total liabilities	530,770	509,351
Series A Participating Preferred Stock; $0.01 par value; 5,000,000 authorized and 118,805 and zero shares outstanding at September 30, 2020, and December 31, 2019, respectively	22,000	—
Stockholders' equity (deficit):
Common stock; $0.01 par value; 198,805,000 and 80,000,000 shares authorized at September 30, 2020, and December 31, 2019, respectively; 27,912,059 and 27,912,059 shares issued and 24,899,932 and 24,904,485 shares outstanding at September 30, 2020, and December 31, 2019, respectively	279	279
Additional paid-in capital	493,717	472,594
Retained deficit	(644,727)	(423,169)
Treasury stock, at cost, 3,012,127 and 3,007,574 shares at September 30, 2020, and December 31, 2019, respectively	(5,334)	(8,581)
Total stockholders' equity (deficit)	(156,065)	41,123
Total liabilities and stockholders' equity (deficit)	$396,705	$550,474
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Operations
(Unaudited)
(in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Well Servicing	$53,211	$57,439	$158,670	$177,941
Water Logistics	30,705	48,451	108,340	155,083
Completion & Remedial Services	11,484	38,273	46,430	112,304
Total revenues	95,400	144,163	313,440	445,328
Expenses:
Well Servicing	44,766	48,111	134,968	143,081
Water Logistics	28,506	34,783	87,207	107,611
Completion & Remedial Services	11,503	25,685	42,331	78,070
General and administrative, including stock-based compensation of $68 and $1,165 in the three months ended September 30, 2020 and 2019, respectively, and $1,482 and $7,767 in the nine months ended September 30, 2020 and 2019, respectively	25,451	28,529	90,958	90,471
Impairments	1,830	—	101,458	—
Depreciation and amortization	12,976	17,819	40,593	51,297
(Gain) loss on disposal of assets	(5,190)	738	(5,700)	2,014
Total expenses	119,842	155,665	491,815	472,544
Operating loss	(24,442)	(11,502)	(178,375)	(27,216)
Other income (expense):
Interest expense	(11,683)	(11,584)	(35,077)	(32,556)
Interest income	—	113	63	472
Gain on derivative	6,966	—	3,916	—
Other income	46	212	107	558
Loss from continuing operations before income taxes	(29,113)	(22,761)	(209,366)	(58,742)
Income tax (expense) benefit	(40)	(2,016)	4,058	(137)
Loss from continuing operations	(29,153)	(24,777)	(205,308)	(58,879)
Loss from discontinued operations	(2,926)	(14,100)	(16,250)	(35,251)
Net loss	$(32,079)	$(38,877)	$(221,558)	$(94,130)
Net loss from continuing operations per share, basic and diluted	$(1.17)	$(0.97)	$(8.23)	$(2.22)
Net loss from discontinued operations per share, basic and diluted	$(0.12)	$(0.55)	$(0.65)	$(1.33)
Net loss per share of common stock, basic and diluted	$(1.29)	$(1.52)	$(8.88)	$(3.55)

See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)
(in thousands, except share data)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity (Deficit)
Balance - December 31, 2019	27,912,059	$279	$472,594	3,007,574	$(8,581)	$(423,169)	$41,123
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	1,336	—	—	—	1,336
Treasury stock, net	—	—	(3,263)	(72,879)	3,256	—	(7)
Capital contribution	—	—	22,904	—	—	—	22,904
Net loss	—	—	—	—	—	(144,881)	(144,881)
Balance - March 31, 2020 (unaudited)	27,912,059	$279	$493,571	2,934,695	$(5,325)	$(568,050)	$(79,525)
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	78	—	—	—	78
Treasury stock, net	—	—	—	38,664	(9)	—	(9)
Net loss	—	—	—	—	—	(44,598)	(44,598)
Balance - June 30, 2020 (unaudited)	27,912,059	$279	$493,649	2,973,359	$(5,333)	$(612,648)	$(124,053)
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	68	—	—	—	68
Treasury stock, net	—	—	—	38,768	(1)	—	(1)
Net loss	—	—	—	—	—	(32,079)	(32,079)
Balance - September 30, 2020 (unaudited)	27,912,059	$279	$493,717	3,012,127	$(5,334)	$(644,727)	$(156,065)

	Common Stock		Additional	Treasury			Total
	Issued	Common	Paid-In	Treasury	Treasury	Retained	Stockholders'
	Shares	Stock	Capital	Shares	Stock	Deficit	Equity
Balance - December 31, 2018	26,990,034	$270	$464,264	242,322	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	277,865	3	(3)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,275	—	—	—	3,275
Treasury stock, net	—	—	(163)	68,227	(180)	—	(343)
Net loss	—	—	—	—	—	(27,476)	(27,476)
Balance - March 31, 2019 (unaudited)	27,267,899	$273	$467,373	310,549	$(4,015)	$(268,747)	$194,884
Issuances of restricted stock	644,160	6	(6)	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	3,329	—	—	—	3,329
Treasury stock, net	—	—	—	596,194	(1,340)	—	(1,340)
Net loss	—	—	—	—	—	(27,777)	(27,777)
Balance - June 30, 2019 (unaudited)	27,912,059	$279	$470,696	906,743	$(5,355)	$(296,524)	$169,096
Issuances of restricted stock	—	—	—	—	—	—	—
Amortization of equity-classified share-based compensation	—	—	1,165	—	—	—	1,165
Treasury stock, net	—	—	(213)	2,058,631	(3,226)	—	(3,439)
Net loss	—	—	—	—	—	(38,877)	(38,877)
Balance - September 30, 2019 (unaudited)	27,912,059	$279	$471,648	2,965,374	$(8,581)	$(335,401)	$127,945
See accompanying notes to unaudited consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows
(Unaudited)
(in thousands)

	Nine Months Ended September 30,
	2020	2019
Cash flows from operating activities:
Net loss	$(221,558)	$(94,130)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	40,593	85,668
Asset impairment	98,943	—
Inventory and other write-downs	4,846	7,080
(Gain) on derivative	(3,916)	—
Accretion on asset retirement obligation	1,445	607
Change in allowance for doubtful accounts	2,547	711
Amortization of deferred financing costs	2,794	1,745
Amortization of debt discount	3,837	789
Non-cash compensation	1,216	8,237
(Gain) / Loss on disposal of assets	(2,868)	2,634
Deferred income taxes	(3,946)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	65,844	20,401
Inventories	4,077	4,546
Prepaid expenses and other current assets	(3,212)	2,404
Other assets	895	(8)
Accounts payable	(3,160)	(31,617)
Income tax receivable	—	1,574
Other liabilities	(1,955)	131
Accrued expenses	13,800	17,740
Net cash provided by operating activities	222	28,512
Cash flows from investing activities:
Purchase of property and equipment	(6,872)	(46,263)
Proceeds from sale of assets	51,412	7,122
Payments for other long-term assets	(1,144)	(411)
Payments for businesses, net of cash acquired	(59,350)	—
Net cash used in investing activities	(15,954)	(39,552)
Cash flows from financing activities:
Proceeds from debt	38,000	—
Repayments of debt	(42,407)	(23,209)
Change in treasury stock including restricted stock issuances	(15)	(5,122)
Deferred loan costs and other financing activities	(1,827)	(469)
Net cash (used in) financing activities	(6,249)	(28,800)
Net decrease in cash, cash equivalents and restricted cash	(21,981)	(39,840)
Cash, cash equivalents and restricted cash - beginning of period	36,217	90,300
Cash, cash equivalents and restricted cash - end of period	$14,236	$50,460
Noncash investing and financing activity:
Capital leases and notes issued for equipment	$498	$7,943
Change in accrued property and equipment	88	310
Issuance of Series A Participating Preferred Stock	22,000	—
Issuance of derivative liability	9,713	—
Change in asset retirement obligations	$8	$6,420
See accompanying notes to unaudited consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
September 30, 2020 (unaudited)
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
Nature of Operations
The Company provides a wide range of wellsite services to oil and natural gas drilling and producing companies, including Well Servicing, Water Logistics and Completion & Remedial Services. These services are primarily provided by the Company's fleet of equipment. The Company’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, California, New Mexico, Oklahoma, Arkansas, Kansas, Louisiana, Wyoming, North Dakota and Colorado. The Company's scope of operations was expanded effective beginning March 9, 2020, with the acquisition of C&J Well Services, Inc. See Note 3. Acquisition, for further discussion.
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company's subsidiaries, for which the Company holds a majority voting interest. All intercompany transactions and balances have been eliminated.
Other Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. A majority of the reclassifications were related to discontinued operations. These reclassifications do not impact net loss and do not reflect a material change to the information previously presented in our consolidated financial statements. See Note 4. Discontinued Operations for further discussion on amounts included in loss from discontinued operations.
Estimates, Risks and Uncertainties
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ from those estimates. Areas where critical accounting estimates are made by management include impairments of long-lived assets, certain financial instruments, acquisition purchase price allocation, litigation, and self-insured risk reserves. For further discussion of impairments of long-lived assets, see Note 14. Impairments.
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
In addition to comparing the carrying amount of inventory to its market value, the Company also makes a comparison between volume of inventory and demand for the ultimate production into which inventory will be converted and increases reserves for excess and obsolete inventory. For further discussion on impairments of inventory see Note 14. Impairments.
Assets Held for Sale
Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. During 2020, the Company classified to assets held for sale $3.9 million of certain rig construction assets, associated with our Taylor manufacturing facility, the majority of which are expected to be sold in the fourth quarter of 2020. Also included in assets classified as held for sale were certain property, plant and equipment assets of our pressure pumping operations and contract drilling operations that were classified as discontinued operations beginning in late 2019. For further discussion on the pressure pumping and contract drilling assets, see Note 4. Discontinued Operations.
COVID-19 and Commodity Price Collapse Impact on Company Liquidity; Going Concern
Beginning in March 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of coronavirus (“COVID-19”), and actions by members of the Organization of the Petroleum Exporting Countries (“OPEC”) and other foreign countries, including Russia, the posted price for West Texas Intermediate oil declined sharply. Oil demand has significantly deteriorated through the first nine months of 2020 compared to prior year periods, in part, as a result of outbreak of COVID-19 and corresponding preventative measures taken to mitigate the spread of the virus. The initial decline in demand coincided with the announcement of price reductions and possible production increases by members of OPEC and other oil exporting nations. Although OPEC and other oil exporting nations ultimately agreed to cut production, and commodity prices improved during the third quarter of 2020, the downward pressure on commodity prices has remained and could continue in the foreseeable future.
Oil and natural gas commodity prices are expected to continue to be volatile. Despite improvements in early third quarter of 2020, the collapse in the demand for oil caused by the unprecedented global health and economic crisis, coupled with oil oversupply, has had a material adverse impact on the demand for our services and the prices we can charge for our services.
The decline in our customers’ demand for our services has also had a material adverse impact on our financial condition, results of operations and cash flows during the first nine months of 2020. Demand for our products and services will further decline if our customers further revise their capital budgets downward and adjust their operations in response to lower oil prices. We cannot predict the duration or effects of these current conditions, but if the price of oil further declines or remains at current levels for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects will continue to be materially and adversely affected. The impact of these conditions on our estimates of future operating cash flows resulted in additional impairments of long-lived and intangible assets as of March 31, 2020. For further discussion of impairments of long-lived assets, see Note 14. Impairments.
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
We had $16.3 million of Availability, as defined under the ABL Facility, subject to borrowing restrictions that are in place as of September 30, 2020. To maintain compliance with certain of the minimum availability covenant requirements, in early July 2020 we repaid the $2.6 million amount of borrowings that was previously outstanding as of June 30, 2020, and during the third quarter of 2020, we advanced $7.4 million, net, of our available cash balance to the Administrative Agent to maintain compliance with the minimum availability covenant requirements. Also beginning during the third quarter of 2020, we are currently subject to increased financial and borrowing base information reporting. The amount of net advances of our available cash balance to the Administrative Agent as of September 30, 2020 is reflected as restricted cash in the accompanying consolidating balance sheet. As of

November 2, 2020, the amount of cumulative net advances of our available cash balance to the Administrative Agent has been reduced to $3.4 million.
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
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Additional steps management would implement to alleviate this substantial doubt would include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. There can be no assurances that, if required, the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in the current environment. On October 15, 2020, the Company entered into a Second Lien Delayed Draw Promissory Note in favor of Ascribe Investments III LLC, a Delaware limited liability company (“Ascribe”), in an aggregate principal amount equal to $15,000,000. An Initial Advance (as defined in the Second Lien Delayed Draw Promissory Note) in an amount of $7,500,000 was drawn on October 15, 2020. For further discussion of the Second Lien Delayed Draw Promissory Note, see Note 7. Long-Term Debt and Interest Expense.
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
2. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the unaudited condensed consolidated balance sheets that sum to the total of the same amounts shown in the unaudited statements of cash flows (in thousands):

	September 30,
	2020	2019
Cash and cash equivalents	$6,806	$50,460
Restricted cash	7,430	—
Total cash, cash equivalents and restricted cash	$14,236	$50,460
The Company’s restricted cash at September 30, 2020 consists of net advances made to the Administrative Agent under our ABL Credit Facility. See Note 7. Long-Term Debt, for further discussion of the ABL Credit Facility. The Company’s restricted cash is included in current assets as of September 30, 2020.
3. Acquisition
On March 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Ascribe, NexTier Holding Co., a Delaware corporation (“Seller”) and C&J Well Services, Inc., a Delaware corporation, and wholly owned subsidiary of Seller (“CJWS”), whereby the Company acquired all of the issued and outstanding shares of capital stock of CJWS, such that CJWS became a wholly-owned subsidiary of the Company. CJWS is the third largest rig servicing provider in the U.S., with a leading footprint in California and a strong customer base. Following the acquisition of CJWS, the Company has expanded its footprint in the Permian, California and other key oil basins.
Pursuant to the Purchase Agreement, among other things, (i) Seller transferred and delivered to the Company and the Company purchased and acquired from Seller, all of the issued and outstanding shares of capital stock of CJWS held by Seller (the "Stock Purchase"); (ii) as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller certain 10.75% senior secured notes due October 2023 (the "Senior Notes") issued by the Company to Ascribe in an aggregate par value amount equal to $34.4 million (the "Ascribe Senior Notes"); and (iii) Ascribe entered into an Exchange Agreement, dated March 9, 2020, with the Company (the

"Exchange Agreement") pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of newly issued preferred stock, designated as "Series A Participating Preferred Stock," par value $0.01 per share, of the Company (the "Series A Preferred Stock") and, (b) an amount in cash for accrued interest on the Ascribe Senior Notes approximately equal to $1.5 million (the "Exchange Transaction" and, together with the Stock Purchase and the other transactions contemplated by the Purchase Agreement, the "CJWS Transaction"). For further discussion of the Series A Preferred Stock, see Note 10. Series A Participating Preferred Stock.
Pursuant to the Purchase Agreement, at closing Seller received consideration in the aggregate amount of $95.7 million comprised of (a) cash consideration equal to $59.4 million (subject to customary reductions for indebtedness and transaction expenses, as well as post-closing working capital adjustments) and (b) the Ascribe Senior Notes transferred to Seller by Ascribe (on behalf of the Company) as described above. In connection with the CJWS Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of the Company, or a change of control of the Company (the "Make-Whole Payment"). Considering this contingent Make-Whole Payment by Ascribe to the Seller, the fair value of the Ascribe Senior Notes issued to the Seller on March 9, 2020, was $36.3 million. If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the "Make-Whole Reimbursement Amount") either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company's board of directors) and (b) subject to satisfaction of certain "Payment Conditions" set forth in the ABL Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause "(i)" of this paragraph, in additional Senior Notes as permitted under the Indenture. In consideration of providing the Make-Whole Payment to Seller, the Company paid Ascribe $1 million in cash at the closing of the CJWS Transaction. The Company's obligation to Ascribe associated with the Make-Whole Reimbursement Amount is reflected as a derivative instrument in accordance with Accounting Standards Codification ("ASC") No. 815 "Derivatives and Hedging" ("ASC 815") with an initial fair value of approximately $9.7 million based on a risk-adjusted market differential between the fair value of the Ascribe Senior Notes and their $34.4 million par value as of the March 9, 2020, closing date. Changes in fair value of the Make-Whole Reimbursement Amount each period are "marked to market" and charged or credited to Gain (Loss) on Derivative in the accompanying consolidated statements of operations. The fair value of the Make-Whole Reimbursement Amount liability as of September 30, 2020, is approximately $5.8 million and results in $3.9 million of derivative gain during the nine months ended September 30, 2020. The Make-Whole Reimbursement Amount liability is classified as a derivative liability, a current liability in the accompanying balance sheet.
Of the cash consideration paid to the Seller, $15 million was funded from a Senior Secured Promissory Note to Ascribe. For a further discussion of the Exchange Agreement and the Senior Secured Promissory Note, see Note 7. Long-Term Debt and Interest Expense.
The CJWS Transaction was considered an acquisition of a business in accordance with ASC 805 "Business Combinations" and the Company applied the acquisition method of accounting. The Company's preliminary allocation of the purchase price, including preliminary working capital adjustments, to the estimated fair value of the CJWS net assets is as follows (in thousands):

March 9, 2020
Current assets	$42,050
Property and equipment	63,418
Operating lease right of use asset	734
Other assets	1,859
Intangible asset	4,000
Goodwill	18,885
Total assets acquired	130,946

Current liabilities	24,742
Long-term liabilities	12,051
Total liabilities assumed	36,793
Net assets acquired	$94,153
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
For the nine month period ended September 30, 2020, our revenues and pretax earnings included $112.0 million and $10.4 million (excluding the impact of asset impairments of $35.2 million), respectively, associated with the CJWS acquired operations after the closing on March 9, 2020. In addition, CJWS Transaction-related costs of approximately $9 million were incurred during the nine month period ended September 30, 2020, consisting of external legal and consulting fees and due diligence costs. These costs have been recognized in general and administrative expense in the consolidated statements of operations.
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$95,400	$242,500	$371,245	$606,334
Loss from continuing operations	(29,153)	(28,178)	$(190,381)	$(57,788)

Net loss from continuing operations per
Net loss from continuing operations per share, basic and diluted	$(1.17)	$(1.10)	$(7.64)	$(2.18)

Weighted average shares outstanding, basic and diluted	24,927,369	25,606,264	24,932,900	26,551,592

4. Discontinued Operations
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
The operating results of the pressure pumping operations and contract drilling operations, which were historically included in the Completions & Remedial Services and Other Services segments, respectively, have been reclassified as discontinued operations in the Consolidated Statement of Operations for the three and nine month periods ended September 30, 2020 and 2019, and are detailed in the table below (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues	$—	$34,202	$120	$120,086

Direct expenses	2,304	29,886	4,714	104,710
General and administrative	400	3,605	6,567	11,994
Depreciation and amortization	—	14,576	—	37,586
Impairment expense	—	—	2,330	—
Loss (gain) on disposal of assets	24	99	2,833	620
Total expenses	2,728	48,166	16,444	154,910

Operating loss	(2,728)	(13,964)	(16,324)	(34,824)
Other income (expense):
Interest expense	(201)	(146)	(64)	(448)
Other income	3	10	138	21
Loss from discontinued operations	$(2,926)	$(14,100)	$(16,250)	$(35,251)
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
During the nine month period ended September 30, 2020, a portion of the assets identified as of December 31, 2019, were disposed. Remaining assets and liabilities related to the divested operations are included in the consolidated balance sheets and consist as follows (in thousands):

	September 30, 2020	December 31, 2019
Assets-held-for-sale
Inventories	$—	$2,069
Right of use assets	860	1,659
Property, plant and equipment, net	7,582	50,496
Total assets-held-for-sale-future-use	$8,442	$54,224
Liabilities related to Assets-held-for-sale
Right of use liabilities	$869	$1,659
Capital leases	—	3,589
Total Liabilities related to Assets-held-for-sale discontinued operations	$869	$5,248
Applicable Consolidated Statements of Cash Flow information related to the discontinued operations for the nine months ended September 30, 2020, and 2019 are detailed in the table below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash Flows from Discontinued Operations
Net cash provided (used) by operating activities	$(11,087)	$2,955
Net cash provided (used) in investing activities	$41,106	$(7,950)
Cash capital expenditures and finance lease additions related to discontinued operations were $9.7 million and $1.5 million, respectively, for the nine months ended September 30, 2019. The Company did not have any cash or lease additions related to discontinued operations for the nine months ended September 30, 2020. Proceeds from sale of assets related to discontinued operations totaled $41.1 million and $1.7 million for the nine months ended September 30, 2020 and 2019, respectively.

5. Property and Equipment
The following table summarizes the components of property and equipment (in thousands):

	September 30, 2020	December 31, 2019
Land	$22,825	$15,682
Buildings and improvements	39,778	30,902
Well service units and equipment	58,783	130,318
Disposal facilities	88,727	87,763
Fluid services equipment	76,112	79,024
Rental equipment	47,443	60,886
Pumping equipment	34,752	47,083
Light vehicles	15,744	26,630
Fracturing/test tanks	6,110	6,153
Brine and fresh water stations	5,343	4,340
Other	3,873	3,948
Software	922	896
Property and equipment, gross	400,412	493,625
Less accumulated depreciation and amortization	(163,873)	(196,512)
Property and equipment, net	$236,539	$297,113
 The Company is obligated under various finance leases for certain vehicles and equipment that expire at various dates during the next five years. The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under finance leases and included above (in thousands):

	September 30, 2020	December 31, 2019
Fluid services equipment	$32,065	$34,499
Pumping equipment	10,662	16,576
Light vehicles	8,967	19,563
Rental equipment	878	1,130
Well service units and equipment	193	—
Property and equipment under finance lease, cost	52,765	71,768
Less accumulated amortization	(21,699)	(27,727)
Property and equipment under finance lease, net	$31,066	$44,041
During the nine month period ended September 30, 2020, and due to significant factors impacting supply and demand in the global oil and natural gas markets, the Company assessed certain of its Property and Equipment assets for impairment. For further discussion, see Note 14. Impairments.
6. Goodwill and Intangible Assets
In connection with the March 9, 2020 acquisition of CJWS, the Company recorded goodwill of $18.9 million, which was initially allocated to its Well Servicing and Water Logistics reporting units based on their respective fair values. Activity during the period ended September 30, 2020, associated with goodwill by reporting units is as follows (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Additions to goodwill	10,565	8,320	—	18,885
Goodwill impairments	(10,565)	—	—	(10,565)
Balance as of September 30, 2020	$—	$8,320	$—	$8,320

The Company had trade names of $7.2 million and $3.2 million as of September 30, 2020, and December 31, 2019, respectively. In connection with the CJWS Transaction, the Company recorded intangible assets for CJWS trade name and goodwill. Trade names have a 15-year life and are tested for impairment when triggering events are identified.
During the nine month period ended September 30, 2020, and due to significant factors impacting supply and demand in the global oil and natural gas markets, the Company assessed certain of its intangible assets and goodwill for impairment. For further discussion, see Note 14. Impairments.
The Company’s intangible assets subject to amortization were as follows (in thousands):

	September 30, 2020	December 31, 2019
Trade names	$7,230	$3,230
Other intangible assets	48	48
Intangible assets	7,278	3,278
Less accumulated amortization	(977)	(675)
Intangible assets subject to amortization, net	$6,301	$2,603
Amortization expense of intangible assets for the three and nine months ended September 30, 2020 and 2019, was as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Intangible asset amortization expense	$123	$59	$302	$178

7. Long-Term Debt and Interest Expense
Long-term debt consisted of the following (in thousands):

	September 30, 2020	December 31, 2019
10.75% Senior Notes due 2023	$300,000	$300,000
Senior Secured Promissory Note	15,000	—
Finance leases and other notes	20,071	35,898
Unamortized discounts and deferred financing costs	(23,412)	(8,795)
Total long-term debt	311,659	327,103
Less current portion	7,609	18,738
Total non-current portion of long-term debt	$304,050	$308,365
The Company was in compliance with the debt covenants under its existing debt agreements as of September 30, 2020.
Debt Discounts and Issuance Costs
The following discounts and issuance costs on debt represent the unamortized discount to fair value of the Senior Notes, the Senior Secured Promissory Note, and the unamortized debt issuance costs on Senior Notes (in thousands). For discussion of the change in unamortized discount on Senior Notes, see discussion below.

	September 30, 2020	December 31, 2019
Unamortized discount on Senior Notes	$11,616	$2,156
Unamortized discount on Senior Secured Promissory Note	6,496	—
Unamortized deferred debt issuance costs	5,300	6,639
Total unamortized discounts and deferred financing costs	$23,412	$8,795
Interest Expense
The Company’s interest expense for the three and nine months ended September 30, 2020 and 2019, consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Cash payments for interest	$1,187	$1,435	$19,858	$21,863
Change in accrued interest	8,250	9,236	8,446	8,050
Amortization of discounts	1,656	265	3,837	789
Amortization of deferred debt costs	543	590	2,794	1,745
Commitment and other fees paid	5	12	27	36
Other	42	46	115	73
Interest expense - continuing operations	$11,683	$11,584	$35,077	$32,556

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
As discussed in Note 3. Acquisition, pursuant to the Purchase Agreement and as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller Senior Notes with an aggregate par amount equal to $34.4 million (the "Ascribe Senior Notes") and Ascribe entered into an Exchange Agreement dated March 9, 2020, with the Company pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of Series A Preferred Stock and (b) an amount in cash for accrued interest on the Ascribe Senior Notes approximately equal to $1.5 million, representing the accrued (but unpaid) interest, from and including the most recent date to which interest had been paid pursuant to the terms of the Senior Notes but excluding the date of the closing of the CJWS Transaction, on the aggregate principal amount of the Ascribe Senior Notes. Pursuant to the Exchange Agreement, the Company issued a Senior Secured Promissory Note on March 9, 2020, in favor of Ascribe in an aggregate principal amount equal to $15 million. See discussion of the Senior Secured Promissory Note below. For further discussion of the Series A Preferred Stock, see Note 10. Series A Participating Preferred Stock.
If Ascribe is required to pay the Make-Whole Payment to Seller, described in Note 3. Acquisitions, pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the "Make-Whole Reimbursement Amount") either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company's board of directors) and (b) subject to satisfaction of certain "Payment Conditions" set forth in the ABL Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause "(i)" of this paragraph, in additional Senior Notes as permitted under the Indenture.
The conveyance of the $34.4 million in Ascribe Senior Notes to Seller by Ascribe, along with other aspects of the Exchange Agreement and Purchase Agreement considered in the aggregate, was deemed for accounting purposes to be an effective extinguishment of the existing Ascribe Senior Notes pursuant to ASC 470-50 "Debt - Modifications and Extinguishments" ("ASC 470-50") and a reissuance of a new issue of Ascribe Senior Notes as of March 9, 2020. The new issue of Ascribe Senior Notes was recorded at its estimated fair value based on the bond market pricing discount of 37% at March 9, 2020, resulting in a net carrying value at time of reissuance of $21.6 million, net of discount. This discount is amortized over the remaining term of the Ascribe Senior Notes through 2023. The deemed reissuance of Ascribe Senior Notes, along with the issuance of the Senior Secured Promissory Note and the Series A Preferred Stock, each also recorded at their estimated fair values, resulted in a net debt extinguishment gain of $22.9 million, net of transaction fees paid to Ascribe. As Ascribe was a beneficial owner of the Company prior to the acquisition, the net extinguishment gain was accounted for as a capital contribution as an adjustment within Additional Paid-In Capital as part of Stockholders' Equity.
ABL Facility
On October 2, 2018, the Company terminated the Prior ABL Facility and Amended and Restated Term Loan Agreement and entered into an ABL Credit Agreement (the “Initial ABL Credit Agreement”) among the Company, as borrower (in such capacity, the “Borrower”) and the lenders from time to time party thereto (collectively, the “ABL Lenders”). Pursuant to the Initial ABL Credit Agreement, the ABL Lenders extended to the Borrower a revolving credit facility in the initial maximum aggregate principal amount of $150 million (reduced to $75 million pursuant to the subsequent amendments described below), subject to borrowing base capacity (the “ABL Facility”). The Initial ABL Facility includes a sublimit for letters of credit of up to $50 million in the aggregate, and for borrowings on same-day notice under swingline loans subject to a sublimit of the lesser of (a) $15 million (reduced to $7.5 million pursuant to the subsequent amendments described below) and (b) the aggregate commitments of the ABL Lenders. The Initial ABL Facility also provides capacity for base rate protective advances up to $10 million at the discretion of the Administrative Agent and provisions relating to overadvances.
The Initial ABL Credit Agreement was amended pursuant to a Limited Consent and First Amendment to ABL Credit Agreement (the "First Amendment"), dated as of March 9, 2020, in connection with the CJWS Transaction and which, among other things, reduced aggregate commitments from $150 million to $120 million, and expanded the definition of the borrowing base to also include eligible pledged cash which can be advanced to the

Administrative Agent as necessary. The Initial ABL Credit Agreement was further amended pursuant to a Second Amendment to ABL Credit Agreement dated as of June 15, 2020 (the "Second Amendment"), which, among other things, (i) further reduced aggregate commitments from $120 million to $75 million, (ii) made proportionate downward adjustments to certain of the Availability (as defined in the ABL Credit Agreement) thresholds that can trigger certain springing covenants such as consolidated fixed charge coverage ratio and cash dominion provisions, and (iii) included additional requirements for the Company, such as prepayment requirements for cash accumulation over a specified threshold, an increase in the applicable rates on outstanding borrowings, as well as provisions precluding defensive Initial ABL Credit Agreement drawdowns. In connection with the reductions in the aggregate commitment effected by the First Amendment and Second Amendment, certain deferred financing cost assets of $1.1 million were charged to interest expense during the nine months ended September 30, 2020. On October 15, 2020, the Initial ABL Credit Agreement was further amended pursuant to a Third Amendment to ABL Credit Agreement (the "Third Amendment"), pursuant to which, among other things, the issuance of the Second Lien Promissory Note (see discussion below) and the grant of the liens in connection therewith were permitted. The Initial ABL Credit Agreement, as amended by the First Amendment, the Second Amendment, and the Third Amendment, and as may be further amended, restated, supplemented, or otherwise modified to date, is hereafter defined as the "ABL Credit Agreement."
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
Principal amounts outstanding under the ABL Facility will be due and payable in full on the maturity date, October 2, 2023, which is five years from the closing of the facility; provided that if the Senior Notes have not been redeemed by July 3, 2023, then the maturity date shall be July 3, 2023. We had $16.3 million of Availability, as defined under the ABL Facility, and subject to borrowing restrictions that are in place as of September 30, 2020. To avoid triggering certain of the consolidated fixed charge coverage ratios and cash dominion covenants which spring into effect under certain minimum availability covenant requirements defined in the ABL Credit Agreement, as amended, as of June 30, 2020, in early July 2020 we repaid the $2.6 million amount of borrowings that was previously outstanding, and during the third quarter of 2020, we advanced $7.4 million, net, of our available cash balance to the Administrative Agent. Also beginning during the third quarter of 2020, we are currently subject to increased financial and borrowing base information reporting. The amount of net advances of our available cash balance to the Administrative Agent as of September 30, 2020 is reflected as restricted cash in the accompanying consolidating balance sheet. As of November 2, 2020, the amount of cumulative net advances of our available cash balance to the Administrative Agent has been reduced to $3.4 million.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the ABL Facility, and Borrower guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the ABL Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests. As of September 30, 2020, the Company had $35.6 million of letters of credit outstanding under the ABL Facility.
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

Second Lien Delayed Draw Promissory Note and Security Agreement
On October 15, 2020, the Company entered into that certain Second Lien Delayed Draw Promissory Note, in favor of Ascribe, in an aggregate principal amount equal to $15,000,000 (the “Second Lien Promissory Note”). An Initial Advance (as defined in the Second Lien Promissory Note) in an amount of $7,500,000 was drawn on October 15, 2020. The Second Lien Promissory Note is secured by a second lien upon certain of the Company’s existing and after-acquired property pursuant to that certain Second Lien Security Agreement, dated as of October 15, 2020, by and among the Company and certain subsidiaries of the Company in favor of Ascribe, as secured party (the “Security Agreement”), which collateral also secures the Company’s ABL Credit Agreement on a first lien basis. Interest shall be calculated on the outstanding principal amount thereof from the date each advance is made at a rate per annum equal to 9.75%, calculated monthly and payable in cash in arrears on the first day of each January, April, July, and October. The proceeds of the Second Lien Promissory Note will be used for general corporate and working capital purposes.
8. Fair Value Measurements
The following is a summary of the carrying amounts, net of discounts, and estimated fair values of the Company's Senior Notes, Senior Secured Promissory Note, and the Make-Whole Reimbursement Amount as of September 30, 2020, and December 31, 2019 (in thousands, except hierarchy level):

		September 30, 2020		December 31, 2019
	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fair Value of Debt
10.75% Senior Notes due 2023	1	$288,384	$60,847	$297,844	$213,246
Senior Secured Promissory Note	3	$8,504	$2,962	$—	$—
Fair Value of Derivative Instrument
Make-Whole Reimbursement Amount	3	$5,797	$5,797	$—	$—
The fair value of the Senior Secured Promissory Note as of September 30, 2020, was calculated in accordance with ASC 820 "Fair Value Measurements" considering its subordination as to security to the Senior Secured Notes as well as the difference between the stated interest rate of the Senior Secured Promissory Note and market rates.
As a result of the CJWS Transaction, the Company has a Make-Whole Reimbursement derivative in place, which is classified as a short-term derivative financial instrument on our consolidated balance sheet. Changes in the fair value of derivative instruments subsequent to the initial measurement are recorded as Gain (Loss) on Derivative in the accompanying consolidated statement of operations. The estimated fair value of the Company’s derivative liability is determined at discrete points in time derived from the fair value of our Senior Notes, which resulted in the Company classifying the derivative liability as Level 3. The Company recorded a gain of $3.9 million as a result of the change in fair value of the Make-Whole Reimbursement derivative in the nine month period ended September 30, 2020.
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable and other accrued liabilities approximate fair value due to the short maturities of these instruments. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis as of September 30, 2020, or December 31, 2019.
During the nine month period ended September 30, 2020, our Well Servicing segment recorded certain impairments related to the expected decreased operating cash flows as a result of the impact of low crude oil prices and the corresponding decrease in customer demand for our services as of that date. For further discussion of these impairments, see Note 14. Impairments.
9. Commitments and Contingencies
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
State Tax
In 2014, the Company was notified by the Texas State Comptroller’s office that a sales and use tax audit for the period from 2010 through 2013 would be conducted. A preliminary report was issued in the second quarter of 2018 for this audit, and the Company will appeal the preliminary report through the redetermination process. Based upon the Company's analysis, the potential liability associated with this audit, including costs incurred in defending and settling this audit, ranges from $6 million to $24 million. This range could potentially change in future periods as the appeal and redetermination process progresses. Net of good faith payments made by the Company, the Company currently has recorded a $3.4 million liability which is included as accrued expenses on our consolidated balance sheets. Interest expense associated with the taxes for the nine months ended September 30, 2020, of $0.2 million, is included in approximately $2.1 million of accrued interest on the liability.
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
Self-Insured Risk Accruals
The Company is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. The amount of these accruals as of September 30, 2020, includes $7.5 million of workers' compensation related impact of the March 9, 2020, acquisition of CJWS. The Company generally maintains no physical property damage coverage on its rig fleet, with the exception of certain of its 24-hour workover rigs, newly manufactured rigs and pumping services equipment. The Company has deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $2 million, $1 million, and $0.4 million, respectively. The Company has a $1 million deductible per occurrence for automobile liability. The Company maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon third-party data and claims history.
10. Series A Participating Preferred Stock
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
As a result of Ascribe's effective controlling equity interest in the Company, and in accordance with ASC No. 480 "Distinguishing Liabilities from Equity" ("ASC 480"), the Series A Preferred Stock is classified outside of permanent equity in the Company's balance sheet as of September 30, 2020. The Series A Preferred Stock was recorded at the fair value, approximately $22 million as of March 9, 2020, based on the trading price of the Company common shares, plus a control premium.
11. Stockholders' Equity (Deficit)
On May 6, 2020, the Company's stockholders voted to amend the Company's Second Amended and Restated Certificate of Incorporation to, among other items, increase the number of authorized shares of common stock from 80,000,000 shares to 198,805,000 shares.
12. Incentive Plan
During the three month period ended September 30, 2020 and 2019, compensation expenses related to share-based arrangements under the Management Incentive Plan (the "MIP") and Long Term Incentive Plan ("LTIP"), including restricted stock, restricted stock units and stock option awards, were approximately $0.1 million and $1.2 million, respectively.
During the nine month period ended September 30, 2020 and 2019, compensation expenses related to share-based arrangements under the MIP and the LTIP, including restricted stock, restricted stock units and stock option awards, were approximately $1.5 million and $7.8 million, respectively.
The Company did not recognize a tax benefit for compensation expense recognized during the three and nine month periods ended September 30, 2020 and 2019.
At September 30, 2020, there was $0.3 million unrecognized compensation expense related to non-vested share-based compensation arrangements granted under the MIP. That cost is expected to be recognized over a weighted average period of 1.6 years.
13. Revenues and Customer Receivables
The Company's revenues are generated by services, which are rendered as provided by its customers on their sites. As a decentralized organization, contracts for the Company's services are negotiated on a regional level and are on a per job basis, with jobs being completed in a short period of time, usually one day or up to a week. Revenue is recognized as performance obligations have been completed on a daily basis either as accounts receivable or Work-in-Process ("WIP"), when all of the proper approvals are obtained.
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
As of September 30, 2020, accounts receivable related to products and services, net of associated allowance for credit losses, were $69.9 million compared to $99.6 million at December 31, 2019. At September 30, 2020, the Company had $1.2 million of contract assets and no contract liabilities on its consolidated balance sheet compared to $1.0 million of contract assets and $0.9 million of contract liabilities on its consolidated balance sheet at December 31, 2019. Contract assets are included in Trade Accounts Receivables, and contract liabilities are included in Other Current Liabilities on our consolidated balances sheets.
For accounts receivable related to products and services, the Company estimates its expected credit losses by reviewing and monitoring updated customer credit scores and risk ratings provided by third party and internal resources, considering the future impact of the current business and industry environment, and reviewing the historical loss experience by type of customer. During the nine month period ended September 30, 2020, the Company considered the impact of the sharp decline and current levels of the West Texas Intermediate oil price on the credit quality of its customers and included this impact in its allowance for credit losses as of September 30, 2020. In addition, the Company included in its allowance for credit losses the impact of the approximately $39.5 million of accounts receivable from the acquisition of CJWS as of the March 9, 2020, closing date. The following table presents activity in the allowance for credit losses (in thousands):

Nine Months Ended September 30, 2020
Balance as of December 31, 2019	$2,208
Provision for expected credit losses, net of writeoffs and recoveries	2,547
Initial allowance for expected credit losses on purchased customer receivables	—
Balance as of September 30, 2020	$4,755
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
The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location and type (in thousands):

	Reportable Segments
	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Three Months Ended September 30, 2020
Primary Geographical Markets
Central	$22,602	$20,381	$6,407	$—	$49,390
Western	30,966	11,316	5,709	—	47,991
Corporate (Intercompany)	(357)	(992)	(632)	—	(1,981)
Total	$53,211	$30,705	$11,484	$—	$95,400
Major Products or Service Line
Well Servicing	34,841	—	—	—	34,841
Plugging	14,138	—	—	—	14,138
Transport/Vacuum	—	20,496	—	—	20,496
Production and Disposal Facilities	—	4,945	—	—	4,945
Hot Oiler	—	1,738	—	—	1,738
RAFT	—	—	9,235	—	9,235
Coiled Tubing	—	—	1,056	—	1,056
Snubbing	—	—	82	—	82
Taylor Industries - Manufacturing	3	—	—	—	3
Other	4,229	3,526	1,111	—	8,866
Total	$53,211	$30,705	$11,484	$—	$95,400

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Three Months Ended September 30, 2019
Primary Geographical Markets
Central	47,020	45,755	19,736	33,666	146,177
Western	11,385	5,395	19,045	1,017	36,842
Corporate (Intercompany)	(966)	(2,699)	(508)	(481)	(4,654)
Total	$57,439	$48,451	$38,273	$34,202	$178,365
Major Products or Service Line
Well Servicing	48,738	—	—	—	48,738
Plugging	7,527	—	—	—	7,527
Transport/Vacuum	—	27,969	—	—	27,969
Production and Disposal Facilities	—	8,768	—	—	8,768
Hot Oiler	—	4,583	—	—	4,583
RAFT	—	—	18,385	—	18,385
Coiled Tubing	—	—	15,279	—	15,279
Snubbing	—	—	1,483	—	1,483
Taylor Industries - Manufacturing	731	—	—	—	731
Discontinued Operations	—	—	—	34,202	34,202
Other	443	7,131	3,126	—	10,700
Total	$57,439	$48,451	$38,273	$34,202	$178,365

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Nine Months Ended September 30, 2020
Primary Geographical Markets
Central	81,567	79,218	23,530	—	184,315
Western	79,246	33,650	25,034	120	138,050
Corporate (Intercompany)	(2,143)	(4,528)	(2,134)	—	(8,805)
Total	$158,670	$108,340	$46,430	$120	$313,560
Major Products or Service Line
Well Servicing	107,939	—	—	—	107,939
Plugging	35,505	—	—	—	35,505
Transport/Vacuum	—	71,921	—	—	71,921
Production and Disposal Facilities	—	16,694	—	—	16,694
Hot Oiler	—	7,650	—	—	7,650
RAFT	—	—	30,438	—	30,438
Coiled Tubing	—	—	11,477	—	11,477
Snubbing	—	—	840	—	840
Taylor Industries - Manufacturing	3,697	—	—	—	3,697
Discontinued Operations	—	—	—	120	120
Other	11,529	12,075	3,675	—	27,279
Total	$158,670	$108,340	$46,430	$120	$313,560

	Well Servicing	Water Logistics	Completion & Remedial Services	Discontinued Operations	Total
Nine Months Ended September 30, 2019
Primary Geographical Markets
Central	153,337	145,619	60,030	119,245	478,231
Western	35,458	17,465	55,446	3,089	111,458
Corporate (Intercompany)	(10,854)	(8,001)	(3,172)	(2,248)	(24,275)
Total	$177,941	$155,083	$112,304	$120,086	$565,414
Major Products or Service Line
Well Servicing	144,276	—	—	—	144,276
Plugging	21,288	—	—	—	21,288
Transport/Vacuum	—	87,771	—	—	87,771
Production and Disposal Facilities	—	26,506	—	—	26,506
Hot Oiler	—	16,534	—	—	16,534
RAFT	—	—	56,780	—	56,780
Coiled Tubing	—	—	44,115	—	44,115
Snubbing	—	—	3,960	—	3,960
Taylor Industries - Manufacturing	10,934	—	—	—	10,934
Discontinued Operations	—	—	—	120,086	120,086
Other	1,443	24,272	7,449	—	33,164
Total	$177,941	$155,083	$112,304	$120,086	$565,414

14. Impairments
In connection with the preparation of the financial statements, we recorded the following impairment charges (in thousands):

Nine Months Ended September 30, 2020
Goodwill	$10,565

Well Servicing inventory	4,846
Well Servicing units and equipment	86,047
Total	$101,458
Impairment of Goodwill
Goodwill recorded in connection with the March 9, 2020, acquisition of CJWS totaled $18.9 million and was recorded as part of our Well Servicing and Water Logistics reporting units. Beginning in March 2020, we experienced a reduction in demand for our services due to the significantly decreased price of crude oil as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including a global outbreak of the COVID-19 virus and the announced price reductions and possible production increases by members of OPEC and other oil exporting nations. For further discussion of these factors that occurred subsequent to our March 9, 2020 acquisition of CJWS, see Note 1. Basis of Presentation and Nature of Operations - COVID-19 and Commodity Price Collapse Impact on Liquidity; Going Concern. As a result, as of March 31, 2020, we updated our internal long-term outlook for each of these reporting units, and determined that the current decreased energy industry outlook was an indicator requiring further analysis for impairment of goodwill and that it was more likely than not that the fair value of certain reporting units were less than their carrying value. Therefore, we performed an interim goodwill impairment test.
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
Impairments of Other Assets
In addition, the March 2020 reduction in demand for our services for each of our businesses was an indicator that certain long-lived tangible and identified intangible assets may be impaired. Recoverability testing performed at the total segment asset group level (the lowest level of discrete and identifiable cash flows) as of March 31, 2020, using a probability weighted estimate of undiscounted future cash flows using expected long-term growth rates indicated that for our Well Servicing and Completion & Remedial Services segments, certain long-lived assets, within the overall reporting unit, were not recoverable. For these segments, estimated fair values using an income approach were calculated by discounting each segment's probability weighted estimated future cash flows using an estimate of the discount rate and terminal values. The estimated fair value of Well Servicing segment assets was determined to be below their carrying value and as a result, as of September 30, 2020, we recorded impairments of property and equipment assets totaling $86.0 million and impairments of component parts inventory assets totaling $4.8 million associated with our Well Servicing segment. The difference between the carrying value of the asset group and its indicated fair value was recorded as an impairment. The estimated fair value of our Completion & Remedial Services segment exceeded its carrying value, resulting in no impairment of this segment. A recoverability analysis was also performed on the long-lived assets of the Water & Logistics segment along with identified intangible assets, and we concluded that the carrying value for these assets were recoverable from estimated future cash flows.
15. Income Taxes
The deferred tax liabilities acquired with the acquisition of CJWS provided a source of future taxable income which allowed the Company to recognize a tax benefit on a portion of the long-lived asset impairment recorded during the three months ended March 31, 2020, as well as the Company's other deferred tax assets, and is the primary driver of the tax benefit for the nine months ended September 30, 2020. During the same period of 2019, we filed an amended 2007 federal tax return to claim an income tax refund from the carry-back and recovery of workers’ compensation expenses that were components of our Net Operating Losses ("NOLs") generated over the past 10 years.
The issuance of the Series A Preferred Stock as part of the acquisition of CJWS resulted in an ownership change pursuant to Internal Revenue Code Section 382 on March 9, 2020. The Section 382 limitation impacts the Company's ability to utilize certain pre-acquisition tax attributes, including NOLs. The projected impact of the ownership change is to reduce the Company's available Federal NOLs from $900.7 million as of December 31, 2019 to an estimated $367 million as of September 30, 2020, which begin to expire in 2032. The Company also has $336.8 million ($19.7 million net deferred tax asset) of NOLs for state income tax purposes, which begin to expire in 2020. Federal NOLs generated after 2017 are carried forward indefinitely but usage is limited to 80% of taxable income, while NOLs generated prior to 2018 continue to be carried forward for 20 years and have no limitation on utilization. The annual utilization limits for state income tax purposes vary on a state-by-state basis.
We provide a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of September 30, 2020, a valuation allowance of $138.4 million was recorded against deferred tax assets for all jurisdictions that are not expected to be realized.

16. Loss Per Share
The following table sets forth the computation of unaudited basic and diluted loss per share for the three and nine months ended September 30, 2020 and 2019 (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Numerator (both basic and diluted):
Loss from continuing operations	$(29,153)	$(24,777)	$(205,308)	$(58,879)
Loss from discontinued operations, net of tax	(2,926)	(14,100)	(16,250)	(35,251)
Net loss available to common stockholders	$(32,079)	$(38,877)	$(221,558)	$(94,130)
Denominator:
Denominator for basic and diluted earnings per share	24,927,369	25,606,264	24,932,900	26,551,592

Basic and diluted loss per common share from continuing operations:	$(1.17)	$(0.97)	$(8.23)	$(2.22)
Basic and diluted loss per common share from discontinued operations:	$(0.12)	$(0.55)	$(0.65)	$(1.33)
Basic and diluted loss per common share available to stockholders:	$(1.29)	$(1.52)	$(8.88)	$(3.55)
The Company has issued potentially dilutive instruments such as the Series A Preferred Stock, unvested restricted stock and common stock options. However, the Company did not include these instruments in its calculation of diluted per share information, because to include them would be anti-dilutive due to the net loss incurred during the periods presented.
The following table sets forth weighted average shares outstanding of potentially dilutive instruments for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
Stock options	194,264	511,558	194,264	511,558
Series A Preferred stock	118,805,000	—	88,886,953	—
Warrants	2,066,576	2,066,576	2,066,576	2,066,576
Weighted average unvested restricted stock	187,537	631,742	289,758	326,054
Total	121,253,377	3,209,876	91,437,551	2,904,188

17. Business Segment Information
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

The following table sets forth certain financial information with respect to the Company’s reportable segments for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Continuing Operations Total	Discontinued Operations
Three Months Ended September 30, 2020
Operating revenues	$53,211	$30,705	$11,484	$—	$95,400	$—
Direct operating costs	(44,766)	(28,506)	(11,503)	—	(84,775)	(2,304)
Segment profits	8,445	2,199	(19)	—	10,625	(2,304)
Depreciation and amortization	2,302	6,190	2,988	1,496	12,976	—
Capital expenditures	403	363	193	—	959	—

Three Months Ended September 30, 2019
Operating revenues	$57,439	$48,451	$38,273	$—	$144,163	$34,202
Direct operating costs	(48,111)	(34,783)	(25,685)	—	(108,579)	(29,886)
Segment profits	9,328	13,668	12,588	—	35,584	4,316
Depreciation and amortization	3,425	4,747	8,507	1,140	17,819	11,360
Capital expenditures	1,622	7,306	1,013	181	10,122	1,479

	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Continuing Operations Total	Discontinued Operations
Nine Months Ended September 30, 2020
Operating revenues	$158,670	$108,340	$46,430	$—	$313,440	$120
Direct operating costs	(134,968)	(87,207)	(42,331)	—	(264,506)	(4,714)
Segment profits	23,702	21,133	4,099	—	48,934	(4,594)
Depreciation and amortization	7,200	19,365	9,349	4,679	40,593	—
Capital expenditures	2,257	3,824	1,200	(3)	7,278	—
Identifiable assets	$44,717	$122,555	$62,292	$158,699	$388,263	$8,442

Nine Months Ended September 30, 2019
Operating revenues	$177,941	$155,083	$112,304	$—	$445,328	$120,086
Direct operating costs	(143,081)	(107,611)	(78,070)	—	(328,762)	(104,710)
Segment profits	34,860	47,472	34,234	—	116,566	15,376
Depreciation and amortization	9,858	13,667	24,489	3,283	51,297	34,370
Capital expenditures	13,166	22,357	6,541	626	42,690	11,206
Identifiable assets	$82,819	$115,693	$104,939	$257,959	$561,410	$106,219
The following table reconciles the segment profits reported above to the operating loss as reported in the consolidated statements of operations for the three and nine months ended September 30, 2020 and 2019 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Segment profits	$10,625	$35,584	$48,934	$116,566
General and administrative expenses	(25,451)	(28,529)	(90,958)	(90,471)
Depreciation and amortization	(12,976)	(17,819)	(40,593)	(51,297)
Gain (loss) on disposal of assets	5,190	(738)	5,700	(2,014)
Asset impairment	(1,830)	—	(101,458)	—
Operating loss	$(24,442)	$(11,502)	$(178,375)	$(27,216)

18. Recent Accounting Pronouncements
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management’s Overview
We provide a wide range of wellsite services to oil and natural gas drilling and producing companies, including Well Servicing, Water Logistics and Completion & Remedial Services. The Company's scope of operations was expanded effective beginning March 9, 2020, with the acquisition of C&J Well Services, Inc. ("CJWS").
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
The decline in our customers’ demand for our services has also had a material adverse impact on our financial condition, results of operations and cash flows during the first nine months of 2020. Demand for our products and services will continue to be affected if our customers continue to revise their capital budgets downward and adjust their operations in response to lower oil prices. We cannot predict the duration or effects of this decrease, but if the price of oil further declines or remains depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects will continue to be materially and adversely affected. The impact of these conditions on our estimates of future operating cash flows resulted in significant impairments of long-lived and intangible assets as of March 31, 2020.
Management has taken steps to generate additional liquidity, including through reducing operating and administrative costs and capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital and may implement further cost and capital expenditure reductions, as necessary.
As a result of the CJWS acquisition, our weighted average number of fluid service trucks increased to 1,336 in the third quarter of 2020 from 795 in the third quarter of 2019. Our weighted average number of Well Servicing rigs increased from 307 in the third quarter of 2019 to 539 in the third quarter of 2020. Our consolidated financial results and operational data for the nine months ended September 30, 2020, includes the impact of the acquisition of CJWS for the portion of the period following the closing of the transaction.

Our operating revenues from each of our segments, and their relative percentages of our total revenues, consisted of the following for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Revenues:
Well Servicing	$53,211	56%	$57,439	40%	$158,670	50%	$177,941	40%
Water Logistics	30,705	32%	48,451	34%	108,340	35%	155,083	35%
Completion & Remedial Services	11,484	12%	38,273	26%	46,430	15%	112,304	25%
Revenues from continuing operations	$95,400	100%	$144,163	100%	$313,440	100%	$445,328	100%

Revenues from continuing operations	$95,400	100%	$144,163	81%	$313,440	100%	$445,328	79%
Revenues from discontinued operations	—	—%	34,202	19%	120	—%	120,086	21%
Total Revenues	$95,400	100%	$178,365	100%	$313,560	100%	$565,414	100%

A significant decrease in the price of oil occurred in March 2020 and, despite modest improvement during the second and third quarters of 2020, has continued to be below 2019 levels through September 2020. Many of our customers are under pressure to reduce production and have cut their capital programs for the remainder of 2020.
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
Selected Acquisitions and Divestitures
On March 9, 2020, the Company entered into a Purchase Agreement (the “Purchase Agreement”) with Ascribe Investments III LLC, a Delaware limited liability company (“Ascribe”), NexTier Holding Co., a Delaware corporation (“Seller”) and CJWS, a wholly owned subsidiary of Seller, which expanded the Company's scope of operations. For further discussion, see Note 3. Acquisition in the notes to the consolidated financial statements included in this quarterly report.
Segment Overview
Well Servicing
During the first nine months of 2020, our Well Servicing segment represented 56% of our revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. We provide maintenance-related services as part of the normal, periodic upkeep of producing oil and natural gas wells. Maintenance-related services represent a relatively consistent component of our business. Workover and completion services generate more revenue per hour than maintenance work due to the use of auxiliary equipment, but demand for workover and completion services fluctuates more with the overall activity level in the industry.
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
The following is an analysis of the Well Servicing segment for each of the quarters in 2019 and the full year ended December 31, 2019, and the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020. This table does not include revenues and profits associated with rig manufacturing operations:

	Weighted Average Number of Rigs	Rig hours	Rig Utilization Rate	Revenue Per Rig Hour	Profits per Rig hour	Segment Profits %
2019:
First Quarter	310	165,000	74%	$336	$73	22%
Second Quarter	308	155,200	70%	$353	$78	22%
Third Quarter	307	149,000	68%	$381	$90	24%
Fourth Quarter	306	126,200	58%	$369	$53	14%
Full Year	308	595,400	68%	$359	$74	21%
2020:
First Quarter	396	139,100	49%	$397	$51	13%
Second Quarter	576	91,900	22%	$490	$81	17%
Third Quarter	539	120,400	31%	$441	$61	16%

Rig utilization was 31% in the third quarter of 2020, up from 22% in the second quarter of 2020. The increased utilization rate in the third quarter of 2020 resulted from an increase in customer demand and activity, primarily for our 24-hour rig packages. Our segment profit percentage decreased marginally to 16% for the third quarter of 2020 compared to 17% in the second quarter of 2020.
Water Logistics
During the first nine months of 2020, our Water Logistics segment represented approximately 32% of our revenues. Revenues in our Water Logistics segment are earned from the sale, transportation, storage and disposal of fluids used in the drilling, production and maintenance of oil and natural gas wells. Revenues also include water treatment, wellsite construction and maintenance services. The Water Logistics segment has a base level of business consisting of transporting and disposing of saltwater produced as a by-product of the production of oil and natural gas. These services are necessary for our customers and have a stable demand but typically produce lower relative segment profits than other parts of our Water Logistics segment. Water Logistics for completion and workover projects typically require fresh or brine water for making drilling mud, circulating fluids or fracturing fluids used during a job, and all of these fluids require storage tanks and hauling and disposal. Because we can provide a full complement of fluid sales, trucking, storage and disposal required on most drilling and workover projects, the add-on services associated with drilling and workover activity enable us to generate higher segment profits. The higher segment profits are due to the relatively small incremental labor costs associated with providing these services in addition to our base Water Logistics operations. We typically price fluid services by the job, by the hour or by the quantities sold, disposed of or hauled.
The following is an analysis of our Water Logistics operations for each of the quarters in 2019, the full year ended December 31, 2019, and the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 (dollars in thousands):

	Pipeline Volumes (in bbls)	Trucking Volumes (in bbls)	Weighted Average Number of Fluid Service Trucks	Truck Hours	Revenue	Segment Profits %
2019:
First Quarter	3,050,000	6,620,000	818	424,100	$55,601	33%
Second Quarter	3,174,000	6,778,000	814	403,200	$51,031	30%
Third Quarter	3,807,000	6,956,000	795	382,500	$48,451	28%
Fourth Quarter	4,132,000	6,785,000	767	360,300	$44,733	25%
Full Year	14,163,000	27,139,000	799	1,570,100	$199,816	29%
2020:
First Quarter	3,620,000	5,825,000	908	374,300	$44,381	25%
Second Quarter	3,275,000	4,077,000	1,416	301,500	$33,254	23%
Third Quarter	3,575,000	4,191,000	1,336	278,300	$30,705	7%
Revenue for the Water Logistics segment decreased to $30.7 million in the third quarter of 2020, including the impact from the acquisition of CJWS, compared to $33.3 million in the second quarter of 2020, as a result of decreased levels of demand for our services. Segment profit percentage decreased to 7% in the third quarter of 2020 from 23% in the second quarter of 2020, and includes the impact of $2.4 million of non-recurring charges.
Completion & Remedial Services
During the first nine months of 2020, our Completion & Remedial Services segment represented approximately 12% of our revenues. Revenues from our Completion & Remedial Services segment are derived from a variety of services designed to complete and stimulate oil and natural gas production or place cement slurry within the wellbores. Our Completion & Remedial Services segment includes rental and fishing tool operations, coiled tubing services, nitrogen services and snubbing.
In this segment, we derive our revenues on a project-by-project basis in a competitive bidding process. Our bids are based on the amount and type of equipment and personnel required, with the materials consumed billed separately.

The following is an analysis of our Completion & Remedial Services segment for each of the quarters in 2019, the full year ended December 31, 2019, and the quarters ended March 31, 2020, June 30, 2020 and September 30, 2020 (dollars in thousands):

	RAFT Stores	Coiled Tubing HHP	Revenues	Segment Profits %
2019:
First Quarter	13	25,250	$35,605	30%
Second Quarter	13	25,250	$38,426	29%
Third Quarter	13	25,300	$38,273	33%
Fourth Quarter	13	25,300	$28,164	27%
Full Year	13	25,300	$140,468	30%
2020:
First Quarter	23	25,300	$25,881	18%
Second Quarter	23	25,300	$9,065	(6)%
Third Quarter	23	25,300	$11,484	—%
The increase in Completion & Remedial Services revenue to $11.5 million in the third quarter of 2020 from $9.1 million in the second quarter of 2020 resulted from increases in our RAFT and coiled tubing lines of business. Segment profits as a percentage of revenue increased to 0% in the third quarter of 2020 from a segment loss of 6% in the second quarter of 2020.
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
Results of Operations
The following is a comparison of our results of continuing operations for the three and nine months ended September 30, 2020, compared to the three and nine months ended September 30, 2019. For additional segment-related information and trends, please read “Segment Overview” above.

Three Months Ended September 30, 2020 Compared to Three Months Ended September 30, 2019
Revenues. Revenues from continuing operations decreased by $48.8 million to $95.4 million during the three months ended September 30, 2020, from $144.2 million during the same period in 2019, despite the impact of $46.9 million of revenues added from CJWS. This decrease was primarily due to decreased activity, particularly by our Water Logistics and Completion & Remedial Services segments' customers, as exploration and production companies are significantly reducing their capital expenditure activity due to current low oil commodity pricing.
Well Servicing revenues decreased by 7% to $53.2 million during the three months ended September 30, 2020, compared to $57.4 million during the same period in 2019. The overall decrease included the addition of $32.7 million of revenues contributed by the acquisition of CJWS, and was driven by a decrease in customer demand. Our weighted average number of active Well Servicing rigs increased to 539 during the three months ended September 30, 2020, compared to 307 during the same period of 2019. Utilization decreased to 31% in the three months ended September 30, 2020, compared to 68% in the comparable period of 2019 due to declines in production related activity. Revenue per rig hour in the three months ended September 30, 2020 was $441, increasing from $381 in the comparable period of 2019, due to the impact of the higher per rig rate from CJWS California operations.
Water Logistics revenues decreased by 37% to $30.7 million during the three months ended September 30, 2020, including a $9.3 million increase resulting from the acquisition of CJWS, compared to $48.5 million in the same period in 2019, mainly due to decreases in trucking activity. Pipeline water volumes decreased to 3.6 million barrels or 46% of total disposal volumes during the three months ended September 30, 2020, compared to 3.8 million barrels or 35% of total disposal volumes during the three months ended September 30, 2019. Our weighted average number of fluid service trucks increased to 1,336 during the three months ended September 30, 2020, compared to 795 in the same period in 2019.
Completion & Remedial Services revenues decreased by 70% to $11.5 million during the three months ended September 30, 2020 compared to $38.3 million in the same period in 2019. The overall decrease in revenue between these periods was despite $5.0 million in revenues from the CJWS acquisition. The decrease was due to decreased activity in our rental and fishing tool and coiled tubing lines of business.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $84.8 million during the three months ended September 30, 2020, from $108.6 million in the same period in 2019, primarily due to decreases in activity and corresponding decreases in employee headcount and wages to adapt to current activity levels. Such decrease included $35.1 million of additional operating expenses following the acquisition of CJWS.
Direct operating expenses for the Well Servicing segment decreased by 7% to $44.8 million during the three months ended September 30, 2020, compared to $48.1 million for the same period in 2019, with CJWS adding $24.6 million, reflecting the offsetting reductions in operating expenses due to decreased demand. Segment profits decreased to 16% of revenues during the three months ended September 30, 2020, from 24% for the same period in 2019, due to decreased competitive pricing pressures and $0.3 million of severance payments.
Direct operating expenses for the Water Logistics segment decreased by 18% to $28.5 million during the three months ended September 30, 2020, compared to $34.8 million for the same period in 2019, despite an increase of $7.5 million following the acquisition of CJWS. Segment profits were 7% of revenues during the three months ended September 30, 2020, compared to 28% for the same period in 2019, due to the reduced pipeline volumes and the impact of $2.4 million of non-recurring charges.
Direct operating expenses for the Completion & Remedial Services segment decreased by 55% to $11.5 million during the three months ended September 30, 2020, compared to $25.7 million for the same period in 2019, and included $3.0 million increase from the acquisition of CJWS. Segment profit was 0% of revenues during the three months ended September 30, 2020, compared to segment profits of 33% for the same period in 2019, due to higher personnel cost relative to revenue levels, competitive pricing pressures and due to customers delaying work.
General and Administrative Expenses. General and administrative expenses decreased to $25.5 million during the three months ended September 30, 2020, from $28.5 million for the same period in 2019. General and administrative expenses added following the acquisition of CJWS totaled $5.9 million, which offset administrative cost reductions. Stock-based compensation expense was $0.1 million and $1.2 million during the three months ended September 30, 2020 and 2019, respectively.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $13.0 million during the three months ended September 30, 2020, compared to $17.8 million for the same period in 2019. The decrease is mainly related to the reduced asset base due to impairments and reduced capital spending during the three months ended September 30, 2020.

Impairments. In September 2020, we determined that the fair value of the certain held for sale manufacturing assets was less than its carrying values indicating an impairment. As a result, we recorded impairments totaling $1.8 million associated with our Well Servicing segment.
Interest Expense. Interest expense increased to $11.7 million during the three months ended September 30, 2020 from $11.6 million for the same period in 2019. Interest expense consisted primarily of interest on our Senior Notes, promissory notes, finance leases, and amortization of our debt discounts and deferred financing costs.
Income Tax Expense. Income tax expense during the three months ended September 30, 2020, was $40 thousand compared to an income tax expense of $2.0 million for the same period in 2019. Our effective tax rates on continuing operations during the three month periods ended September 30, 2020 and 2019 were approximately 0.1% and 8.9%, respectively.
Nine Months Ended September 30, 2020 Compared to Nine Months Ended September 30, 2019
Revenues. Revenues from continuing operations decreased by $131.9 million to $313.4 million during the nine months ended September 30, 2020, from $445.3 million during the same period in 2019, despite the impact of $112.0 million of revenues added from CJWS following the March 9, 2020 closing of the CJWS acquisition. This decrease was primarily due to decreased activity, particularly by our Water Logistics and Completion & Remedial Services segments' customers, as exploration and production companies are significantly reducing their capital expenditure activity due to current low oil commodity pricing.
Well Servicing revenues decreased by 11% to $158.7 million during the nine months ended September 30, 2020, compared to $177.9 million during the same period in 2019. The overall decrease included the addition of $73.9 million of revenues contributed by the acquisition of CJWS, and was driven by a decreases in customer demand. Our weighted average number of active Well Servicing rigs increased to 504 during the nine months ended September 30, 2020, compared to 308 during the same period of 2019. Utilization decreased to 33% in the nine months ended September 30, 2020, compared to 71% in the comparable period of 2019 due to declines in production related activity. Revenue per rig hour in the nine months ended September 30, 2020 was $436, increasing from $357 in the comparable period of 2019, due to the impact of the higher per rig rate from CJWS California operations.
Water Logistics revenues decreased by 30% to $108.3 million during the nine months ended September 30, 2020, including a $26.4 million increase resulting from the acquisition of CJWS, compared to $155.1 million in the same period in 2019, mainly due to decreases in trucking activity. Pipeline water volumes increased to 10.5 million barrels or 43% of total disposal volumes during the nine months ended September 30, 2020, compared to 10.0 million barrels or 33% of total disposal volumes during the nine months ended September 30, 2019. Our weighted average number of fluid service trucks increased to 1,162 during the nine months ended September 30, 2020, compared to 809 in the same period in 2019.
Completion & Remedial Services revenues decreased by 59% to $46.4 million during the nine months ended September 30, 2020 compared to $112.3 million in the same period in 2019. The overall decrease in revenue between these periods was despite $11.7 million in revenues from the CJWS acquisition. The decrease was due to decreased activity in our rental and fishing tool and coiled tubing lines of business.
Direct Operating Expenses. Direct operating expenses, which primarily consist of labor, including workers’ compensation and health insurance, repair and maintenance, fuel and insurance, decreased to $264.5 million during the nine months ended September 30, 2020, from $328.8 million in the same period in 2019, primarily due to decreases in activity and corresponding decreases in employee headcount and wages to adapt to current activity levels. Such decrease included $86.5 million of additional operating expenses following the acquisition of CJWS.
Direct operating expenses for the Well Servicing segment decreased by 6% to $135.0 million during the nine months ended September 30, 2020, compared to $143.1 million for the same period in 2019, with CJWS adding $59.4 million, reflecting the offsetting reductions in operating expenses due to decreased demand. Segment profits decreased to 15% of revenues during the nine months ended September 30, 2020, from 22% for the same period in 2019, due to decreased activity levels and $4.3 million of severance payments.
Direct operating expenses for the Water Logistics segment decreased by 19% to $87.2 million during the nine months ended September 30, 2020, compared to $107.6 million for the same period in 2019, despite an increase of $19.3 million following the acquisition of CJWS. Segment profits were 20% of revenues during the nine months ended September 30, 2020, compared to 31% for the same period in 2019, due to the decrease in demand.
Direct operating expenses for the Completion & Remedial Services segment decreased by 46% to $42.3 million during the nine months ended September 30, 2020, compared to $78.1 million for the same period in 2019, and included the $7.8 million increase from the acquisition of CJWS. Segment profits were 9% of revenues during the nine months ended September 30, 2020, compared to 30% for the same period in 2019, due to the decreased activity levels and $0.9 million in severance payments.
General and Administrative Expenses. General and administrative expenses increased by 1% to $91.0 million during the nine months ended September 30, 2020, from $90.5 million for the same period in 2019. This increase was due to $15.1 million of increased general and administrative expenses added following the acquisition of CJWS, and $10.6 million of legal and professional acquisition transaction related expenses, and $2.5 million of bankruptcy related bad debt expense during the current year, which offset administrative cost reductions. Stock-based compensation expense was $1.5 million and $7.8 million during the nine months ended September 30, 2020 and 2019, respectively. During the nine months ended September 30, 2019, one-time costs included charges related to consulting fees of $0.9 million for reclamation of tax refund for the 2007 tax year.
Depreciation and Amortization Expenses. Depreciation and amortization expenses were $40.6 million during the nine months ended September 30, 2020, compared to $51.3 million for the same period in 2019. The decrease is mainly related to impairments and reduced capital spending during the nine months ended September 30, 2020.
Impairments of Goodwill and Other Long-Lived Assets. Beginning in March 2020, we experienced a reduction in demand for our services due to the decreased price of crude oil as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets. Goodwill recorded in connection with the March 9, 2020, acquisition of CJWS totaled $18.9 million and was recorded as part of our Well Servicing and Water Logistics reporting units. As of March 31, 2020, due to the reduction in demand for our services, we determined that the fair value of the Well Servicing reporting unit was less than its carrying values, indicating an impairment of $10.6 million of goodwill recorded for this reporting unit. Related to these market conditions through the year, we recorded impairments of certain tangible long-lived assets totaling $86.0 million and impairments of certain parts inventory totaling $4.8 million associated with our Well Servicing segment, as we determined that the carrying value of certain long-lived assets within the overall asset group for this segment were not recoverable. The Company also recorded $2.3 million in impairments related to asset held for sale which are part of discontinued operations.
Interest Expense. Interest expense increased to $35.1 million during the nine months ended September 30, 2020 from $32.6 million for the nine months ended September 30, 2019. Interest expense consisted primarily of interest on our Senior Notes, promissory notes, finance leases, and amortization of our debt discounts and deferred financing costs, and included a $1.1 million write off of deferred financing cost assets following amendments to the ABL Facility.
Income Tax Benefit. Income tax benefit during the nine months ended September 30, 2020 was $4.1 million, compared to an income tax benefit of $0.1 million for the same period in 2019. The tax benefit during the nine months ended September 30, 2020 was generated from the impact of long-lived asset impairments recorded during the period and the composition of deferred tax liabilities acquired as part of the March 9, 2020, acquisition of CJWS. During the same period of 2019, we filed an amended 2007 federal tax return under section 172(f) of the Internal Revenue Code of 1986, as amended, which allowed us to claim a refund of $1.9 million of 2007 taxes. Our effective tax rates on continuing operations during the nine month periods ended September 30, 2020 and 2019, were approximately 1.9% and 0.2%, respectively.
Liquidity and Capital Resources
Our current primary capital resources are cash flow from our operations, availability under our revolving credit facility (the "ABL Facility"), the ability to enter into finance leases, the ability to incur additional secured indebtedness, and available cash on hand of $6.8 million at September 30, 2020. We had $16.3 million of Availability, as defined under the ABL Facility, subject to borrowing restrictions that are in place as of September 30, 2020. To avoid triggering certain of the consolidated fixed charge coverage ratios and cash dominion covenants which spring into effect under certain minimum availability covenant requirements defined in the ABL Credit Agreement, as amended, as of June 30, 2020, in early July 2020 we repaid the $2.6 million amount of borrowings that was previously outstanding, and during the third quarter of 2020, we advanced $7.4 million, net, of our available cash balance to the Administrative Agent. Also beginning during the third quarter of 2020, we are currently subject to increased financial and borrowing base information reporting. As of November 2, 2020, the amount of cumulative net advances of our available cash balance to the Administrative Agent has been reduced to $3.4 million. We have utilized, and expect to utilize in the future, bank and finance lease financing. On June 15, 2020, the Company entered into the Second Amendment to the ABL Credit Agreement, pursuant to which, among other things, the Company reduced the Aggregate Commitments (as defined in the Credit Agreement) from $120 million to $75 million.
On October 15, 2020 the Company entered into that certain Second Lien Delayed Draw Promissory Note, in favor of Ascribe, in an aggregate principal amount equal to $15,000,000 (the “Second Lien Promissory Note”). An

Initial Advance (as defined in the Second Lien Promissory Note) in an amount of $7,500,000 was drawn on October 15, 2020. The Second Lien Promissory Note is secured by a second lien upon certain of the Company’s existing and after-acquired property pursuant to that certain Second Lien Security Agreement, dated as of October 15, 2020, by and among the Company and certain subsidiaries of the Company in favor of Ascribe, as secured party (the “Security Agreement”), which collateral also secures the Company’s ABL Credit Agreement on a first lien basis. The proceeds of the Second Lien Promissory Note will be used for general corporate and working capital purposes.
See Note 7. Long-Term Debt and Interest Expense for a description of our long-term debt and balances outstanding as of September 30, 2020 and December 31, 2019. As of November 2, 2020, there were no amounts drawn on the ABL facility. Based on our Senior Notes obligations, we expect to incur interest payments of approximately $16.1 million every six months, with the next such payment scheduled to be due April 2021. In addition, we incur interest payments on the Senior Secured Promissory Note of $125,000 each month. Interest on the amounts outstanding under the Delayed Draw Promissory Note shall be calculated at a rate per annum equal to 9.75%, and payable on the first day of each January, April, July, and October. Classified as a derivative liability, a current liability in the accompanying balance sheet, our Make-Whole Reimbursement Amount liability had a fair value of approximately $5.8 million as of September 30, 2020.
As a result of weak energy sector conditions and lower demand for our products and services, our operational results, working capital and cash flows have been negatively impacted during the first nine months of 2020. Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or covenants were to come into effect under our debt instruments, we will have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the ABL Facility spring into effect under certain triggers defined in the ABL Credit Agreement for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting requirements for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts. As of September 30, 2020, there were no existing events of default under, and we are in compliance with, all of our debt instruments.
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
Cash Flow Summary
Cash provided by operating activities was $0.2 million for the nine months ended September 30, 2020, compared to $28.5 million during the same period in 2019. Operating cash flow in the first nine months of 2020 decreased compared to the same period in 2019 primarily due to lower cash operating margins in the current environment.
Cash used in investing activities was $16.0 million for the nine months ended September 30, 2020, compared to cash used in investing activities of $39.6 million during the same period in 2019. Investing cash flow in the first nine months of 2020 decreased compared to the same period in 2019 due to lower capital expenditures and higher proceeds from the sales of non-strategic assets offset by acquisitions.
Cash provided by financing activities was $6.2 million for the nine months ended September 30, 2020, compared to cash used in financing activities of $28.8 million during the same period in 2019. Financing cash flows in the first nine months of 2020 increased compared to the same period in 2019 primarily due to proceeds of $15 million from the Senior Secured Promissory Note issued in connection with the CJWS Transaction.
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
Capital Expenditures
Cash capital expenditures during the first nine months of 2020 were $6.9 million, compared to $46.3 million in the same period of 2019. We added $0.5 million of leased assets through our finance lease program and other financing arrangements during the first nine months of 2020 compared to $7.9 million of leased asset additions in the same period in 2019. Proceeds from sales of non-strategic assets totaled $51.4 million during the period, more than offsetting capital expenditures during the first nine months of 2020. The Company continues to seek to sell remaining non-strategic assets in future periods.
We currently have planned capital expenditures for the full year 2020 of approximately $11.5 million, including finance leases of less than $1 million. We do not budget acquisitions in the normal course of business, and we regularly engage in discussions related to potential acquisitions related to the oilfield services industry.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Recent Accounting Pronouncements
Our consideration of recent accounting pronouncements is included in Note 18. Recent Accounting Pronouncements to the consolidated financial statements included in this quarterly report.
Impact of Inflation on Operations
Inflation in the United States has been relatively low in recent years and did not have a material impact on our results of operations for the nine months ended September 30, 2020, or the year ended December 31, 2019. Although the impact of inflation has been insignificant in recent years, it is still a factor in the U.S. economy, and we tend to experience inflationary pressure on the cost of our equipment, materials and supplies during periods of increasing oil and natural gas prices and increasing activity in our areas of operations.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
As a “smaller reporting company”, we are not required to provide this information.
ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020, at the reasonable assurance level.
Changes in Internal Control Over Financial Reporting
As discussed above in this Quarterly Report on Form 10-Q, on March 9, 2020, we acquired all of the issued and outstanding shares of capital stock of CJWS. We are currently integrating CJWS into our internal control over financial reporting processes. In executing this integration, we are analyzing, evaluating, and where necessary, making changes in control and procedures related to the CJWS business, which we expect to complete within one year after the date of acquisition. Total assets of CJWS represented approximately 21% of our consolidated total assets as of September 30, 2020, and CJWS revenues following the March 9, 2020 acquisition date represented approximately 36% of our consolidated revenues for the nine month period ended September 30, 2020.
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
ITEM 1A. RISK FACTORS
During the quarter ended September 30, 2020, there have been no material changes in our risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019, our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2020 and June 30, 2020, and our Current Report on Form 8-K, filed with the Securities and Exchange Commission on May 15, 2020, other than the following:
The ongoing spread of COVID-19 and recent developments in the global oil and gas markets have and will continue to adversely affect our business and financial condition.
The impacts of COVID-19 and the significant drop in commodity prices have had an unprecedented impact on the global economy and our business. We expect that our business will continue to be adversely affected by the COVID-19 pandemic and lower commodity prices for an indeterminate amount of time. The responses of governmental authorities and companies to reduce the spread of COVID-19 have significantly reduced global economic activity. Various containment measures, including large-scale travel bans, border closures, quarantines, shelter-in-place orders and business and government shutdowns, have resulted in the slowing of economic growth and a reduced demand for oil and natural gas and the disruption of global manufacturing supply chains.
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
As our customers, commodity markets and the U.S. and global economies have been negatively impacted by the these factors, we may continue to experience lower demand for our services. Demand for our services will continue to decline as our customers revise their capital budgets downward and adjust their operations in response to lower oil prices. Further, we have seen, and expect to see, an increasing number of energy companies filing for bankruptcy. Our collection of receivables could be materially delayed and/or impaired if any of our customers file for bankruptcy protection.

Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. We cannot predict when or whether prices will improve and stabilize or how long the pandemic will last or the time it will take for economic activity to return to prior levels.
We also may be exposed to liabilities resulting from operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force by the various containment measures. Our ability to perform services could also be impaired and we could be exposed to liabilities resulting from interruption in our ability to perform due to limited manpower and travel restrictions. These potential operational and service delays resulting from the COVID-19 pandemic could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify these risks, but the combination of these factors could have a material impact on our financial results.
Should COVID-19 continue to spread globally or within the U.S., and should the suggested and mandated social quarantining and work from home orders continue, our business, financial condition and results of operations could be materially and adversely impacted. The decline in commodity prices and demand for our services could lead to additional material impairments of our goodwill and other long-lived assets. It is impossible to predict the severity and longevity of the impact of COVID-19 on the general economy and the oil and gas industry. These risks have had and could have a material adverse impact on our financial position, results of operations and cash flows. Basic will continue to monitor the developments relating to COVID-19 and the volatility in oil prices closely, and will follow health and safety guidelines as they evolve.
The combination of the COVID-19 pandemic and the related significant decline in global oil and gas prices have significantly impacted the Company’s ability to access the capital markets or obtain financing.
The COVID-19 pandemic and decline in the price of oil and natural gas described above has increased volatility and caused negative pressure in the capital and credit markets. As a result, we may not have access in the current environment to the capital markets or financing on terms we would find favorable, if at all.
There is substantial doubt about the Company’s ability to continue as a going concern and this could, among other things, materially and adversely impact our ability to obtain capital financing and the value of our common stock.
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
Management may seek to implement further cost and capital expenditure reductions, as necessary. These additional steps may include sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. Even if the Company is able to achieve some or all of the foregoing actions, there can be no assurances that the Company would be able to successfully sell assets, obtain waivers, restructure its indebtedness, or complete any strategic transactions in amounts sufficient to alleviate the substantial doubt regarding the Company's ability to continue as a going concern. In addition, there can be no assurance that the Company will be able to have access to the capital markets or be able to otherwise refinance or restructure its existing indebtedness on commercially acceptable terms, or at all.
If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us and holders of our indebtedness may also suffer material losses on their investments. Reports raising substantial doubt as to a company’s ability to continue as a going concern are generally viewed unfavorably by analysts and investors and could have a material adverse effect on the Company’s business, financial position, results of operations and liquidity.
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
In connection with the CJWS Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of us, or a change of control of us. If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, we will be required to reimburse to Ascribe the amount of such Make-Whole Payment, either (i) in cash (a) to the extent we have available cash (as determined by an independent committee of our board of directors) and (b) subject to satisfaction of certain “Payment Conditions” set forth in the ABL Credit Agreement or (ii) if we are unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause “(i)” above, in additional Senior Notes valued at the average closing price for the Senior Notes for the 10 business days preceding the date such Make-Whole Obligation arises. If we make a Make Whole Payment in cash, we could experience a material and adverse reduction in liquidity and may have difficulty funding our operations, repayment of short-term borrowings, payments of interest and other obligations. In addition, we may not have sufficient funds, or be permitted under the terms of the ABL Credit Agreement, to make a Make-Whole Payment in cash. In such event, we will be required to issue additional Senior Notes to Ascribe equal to the Make-Whole Reimbursement Amount. Such issuance will increase our indebtedness under the Senior Notes, and this increase could be material. While the amount of additional Senior Notes that could be required to be issued cannot be determined at this time, based on current market prices for the Senior Notes as of September 30, 2020, we estimate that if the Make-Whole Reimbursement Amount were currently required to be paid, it would be approximately $27.0 million. If we were not able to pay the Make-Whole Reimbursement Amount in cash, at current market prices, the amount of Senior Notes that would be required to be issued would significantly exceed the amount permitted under the terms of the Indenture pursuant to which the Senior Notes were issued. See “Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions” under Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2019. If we are unable to satisfy our obligations in respect of the Make-Whole Reimbursement Amount, we would have to renegotiate our agreement with Ascribe in respect of the Make-Whole Reimbursement Amount or we would be in breach of our agreements with Ascribe.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $64.94 and $56.98 per barrel (“bbl”) in 2018 and 2019, respectively. The Cushing WTI oil prices have declined from over $107 per bbl in June 2014 to $40.05 per bbl on

September 30, 2020. The Henry Hub Natural Gas Spot Price averaged $3.17 and $2.57 per Mcf for 2018 and 2019, respectively.
On March 9, 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including the announced price reductions and possible production increases by members of OPEC and other oil exporting nations, the posted price for West Texas Intermediate oil declined sharply and has remained at depressed levels compared to the prior year. Oil and natural gas commodity prices are expected to continue to be volatile. We cannot predict the duration or effects of this sudden decrease, but if the prices of oil and natural gas continues to decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
The following table summarizes stock repurchases for the three months ended September 30, 2020 (in thousands except share and per share data):

	Issuer Purchases of Equity Securities
Period:	Total Number of Shares Purchased (1)	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Approximate Dollar Value of Shares that May Yet be Purchased Under the Program (2)
July 1 - July 31	2,639	$0.23	—	$—
August 1 - August 31	—	—	—	—
September 1 - September 30	—	—	—	—
Total	2,639	$0.23	—	$—
(1) “Total Number of Shares Purchased” were repurchased from various employees to provide such employees the cash amounts necessary to pay certain tax liabilities associated with the vesting of restricted shares and restricted stock units owned by them. The shares were repurchased on various dates based on the closing price per share on the date of repurchase.
(2) On May 31, 2019, we announced that our Board of Directors had authorized the repurchase of up to $5 million of the Company's outstanding shares of common stock from time to time in open market or private transactions, at the Company’s discretion. This authorization was terminated effective May 18, 2020.
ITEM 5. OTHER INFORMATION
Not applicable

ITEM 6. EXHIBITS

Exhibit
No.	Description

2.1
Purchase Agreement, dated as of March 9, 2020, by and among the Company, Ascribe III Investments LLC, NexTier holding Co. and C&J Well Services, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-32693) filed on March 13, 2020).

3.1
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016).

3.2
Certificate of Amendment to the Company’s Second Amended and Restated Certificate of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 12, 2020).

3.3
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016).

3.4	Certificate of Designations (Incorporated by reference to Exhibit 3.1 to Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on March 11, 2020).
4.1
Specimen Stock Certificate representing Common Stock of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693), filed on December 23, 2016).

4.2
Warrant Agreement between Basic, as issuer, and American Stock Transfer & Trust Company, LLC, as warrant agent, dated as of December 23, 2016. (Incorporated by reference to Exhibit 4.1 to Form 8-A12G (SEC File No. 001-32693) filed on December 23, 2016).

4.3
Registration Rights Agreement, dated as of December 23, 2016, between Basic and certain stockholders (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016).

4.4
Indenture, dated as of October 2, 2018, by and among Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018).

4.5	Form of 10.75% Senior Secured Note due 2023 (included as Exhibit A in Exhibit 4.4).
4.6
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

4.7
Second Supplemental Indenture, dated as of April 1, 2020, by and among C&J Well Services, Inc., KVS Transportation, Inc, Indigo Injection #3, LLC, Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.7 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on August 7, 2020).

10.1†
Separation and Release Agreement, dated September 28, 2020, by and between the Company and David S. Schorlemer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 30, 2020).

10.2†*	Key Employee Retention Bonus Plan, dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 6, 2020).
10.3*
Second Lien Delayed Draw Promissory Note, dated October 15, 2020, by and between the Company and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 21, 2020).

10.4*
Second Lien Security Agreement, dated as of October 15, 2020, by and among the Company, certain subsidiaries of the Company party thereto and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 21, 2020).

10.5
Third Amendment to ABL Credit Agreement, dated October 15, 2020, by and among the Company, the subsidiaries of the Company party thereto, the financial institutions party to the amendment constituting the Required Lenders, and Bank of America, N.A., as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 21, 2020).

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

*Exhibits and schedules omitted pursuant to Item 601(a)(5) of Regulation S-K. A copy of any omitted exhibit or schedule will be furnished supplementally to the SEC upon request.
#Filed with this report
##Furnished with this report
†Management contract or compensatory plan or arrangement

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Keith L. Schilling
Name:	Keith L. Schilling
Title:	President, Chief Executive Officer and
Director (Principal Executive Officer)

By:	/s/ Adam L. Hurley
Name:	Adam L. Hurley
Title:	Executive Vice President, Chief Financial Officer,
Treasurer and Secretary (Principal Financial Officer and
Principal Accounting Officer)

Date: November 2, 2020