Form 10-K
period 2020-12-31
BASIC ENERGY SERVICES, INC.
filed 2021-03-31
CIK 1109189

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its report.  ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☑
The aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was approximately $3,880,964 as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter (based on a closing price of $0.19 per share and 20,426,124 shares held by non-affiliates).
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 24,899,932 shares of the registrant’s common stock outstanding as of March 26, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
Portions of the proxy statement for the registrant’s 2021 Annual Meeting of Stockholders (to be filed within 120 days of the close of the registrant’s fiscal year) are incorporated by reference into Part III.

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
Important factors that may affect our expectations, estimates or projections include:
•our dependency on domestic oil and natural gas industry spending;
•local and global impacts of the COVID-19 pandemic;
•the sustained decline in, or substantial volatility of, oil and natural gas prices, and any related changes in expenditures by our customers;
•our access to current or future financing arrangements, including ability to raise funds in the capital market or from other financing sources;
•substantial doubt about our ability to continue as a going concern, including our ability to reduce operating, administrative, and capital expenditures;
•our ability to satisfy our liquidity needs, including our ability to generate sufficient liquidity or cash flow or to obtain sufficient financing to fund our operations or otherwise meet our obligations as they come due in the future;
•our dependence on collections from our customers to provide our operating cash flows;
•competition within our industry;
•energy efficiency and technology trends;
•potential future asset impairments;
•our ability to fund our capital expenditure requirements;
•our borrowing capacity, covenant compliance under instruments governing any of our existing or future indebtedness and cash flows;
•a potential future downgrade of our credit rating;
•operating hazards, including cyber-security and other risks incidental to our services;
•environmental and other governmental regulations;
•our ability to successfully execute, manage and integrate acquisitions;
•the impact of Ascribe's voting control of the Company;
•our dependency on several significant customers;
•the effects of future acquisitions or dispositions on our business;
•uncertainties about our ability to successfully execute our business and financial plans and strategies;
•our ability to replace or add workers at economic rates;
•the impact of regulations over climate change, hydraulic fracturing, and other environmental regulations;

•changes in regulatory, geopolitical, social, economic, tax or monetary policies and other factors resulting from the transition to the Biden administration and Democratic control of Congress;
•the limitations on net operating loss carryforwards following the March 2020 ownership change;
•negative impacts of the delisting of our common stock from the New York Stock Exchange; and
•other risks associated with the current trading price and potential dilution of our common stock.
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

PART I
ITEMS 1. AND 2.     BUSINESS AND PROPERTIES
General
We provide wellsite services in the United States to oil and natural gas production companies, with a focus on well servicing, water logistics, and completion and remedial services which are trusted, safe, and reliable. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the wellsite. We were organized in 1992 as a Delaware corporation. References to “Basic,” the “Company,” “we,” “us” or “our” in this report refer to Basic Energy Services, Inc., and, unless the context otherwise suggests, its wholly owned subsidiaries and its controlled subsidiaries.
Our operations are managed regionally and are concentrated in major United States onshore oil and natural gas producing regions located in Texas, California, New Mexico, Oklahoma, Arkansas, Louisiana, Wyoming, North Dakota and Colorado. Our operations are focused on prolific basins that have historically exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin, Bakken, Los Angeles and San Joaquin Basins, Eagle Ford, Haynesville, and Powder River Basin. We provide our services to a diverse group of over 2,000 oil and gas companies.
On March 9, 2020, the Company acquired C&J Well Services, Inc. ("CJWS") from NexTier Holding Co. CJWS is the third largest rig servicing provider in the U.S., with a leading footprint in California and a strong customer base. Through the acquisition of CJWS, the Company expanded its footprint in the Permian, California and other key oil basins. The Company paid $95.7 million in total consideration for the acquisition at closing, comprised of $59.4 million in cash and $36.3 million in other consideration described fully in Note 1. "Description of Business - Acquisition of C&J Well Services, Inc." in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
Our current operating segments are Well Servicing, Water Logistics, and Completion & Remedial Services. These segments were selected based on management’s resource allocation and performance assessment in making decisions regarding the Company. Prior to December 2019, the Company operated an Other Services segment, which was comprised of contract drilling services and manufacturing and rig servicing. Contract drilling was discontinued as a service in the third quarter of 2019, and manufacturing and rig servicing was realigned with Well Servicing. Our Pumping Services Division, which was included in the Completion & Remedial Services segment, was discontinued in the fourth quarter of 2019, and related assets and liabilities were divested or transferred to Assets or Liabilities Held for Sale on the Company's Consolidated Balance Sheet. The results of both the Pumping Services Division and contract drilling services are included in Discontinued Operations in the Company's Statement of Operations. The following is a description of our business segments included in continuing operations:
•Well Servicing - Our Well Servicing segment (52% of our continuing revenues in 2020) operates our fleet of 514 active well servicing rigs and related equipment. This business segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and the completion of the well bore to initiate production of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. Our well servicing equipment and capabilities also facilitate most other services performed on a well.
•Water Logistics - Our Water Logistics segment (34% of our continuing revenues in 2020) utilizes our fleet of 1,193 water logistics trucks and related assets, including specialized tank trucks, storage tanks, pipelines, water wells, disposal facilities and other related equipment. These assets provide, transport, store and dispose of a variety of fluids, as well as provide maintenance services. These services are required in most workover and completion and remedial projects and are routinely used in daily producing well operations.
•Completion & Remedial Services - Our Completion & Remedial Services segment (14% of our continuing revenues in 2020) operates an array of specialized rental equipment and fishing tools, coiled tubing units, thru-tubing, and air compressor packages specially configured for underbalanced drilling operations.

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
Capital expenditures by oil and gas companies tend to be sensitive to volatility in oil or natural gas prices because project decisions are based on a return on investment over a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for even a short period of time, capital expenditure projects are routinely deferred until prices return to an acceptable level.
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
Going Concern and Strategic Initiatives
Demand for services offered by our industry is a function of our customers’ willingness and ability to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of commodity prices.
Industry conditions during 2020 were greatly influenced by factors that impacted supply and demand in the global oil and natural gas markets, including a global outbreak of the novel coronavirus ("COVID-19") and the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations. As a result, the posted price for West Texas Intermediate oil ("WTI") declined sharply during early 2020 from 2019.
This decline in oil and natural gas prices, and the consequent impact on industry exploration and production activity, has adversely impacted the level of drilling and workover activity by our customers. As a result of these weak energy sector conditions and lower demand for our products and services, customer contract pricing, our operating results, our working capital and our operating cash flows have been negatively impacted during 2020. During the last half of 2020, we had difficulty paying for our contractual obligations as they came due, and we continue to have this difficulty in 2021. Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures.
While market prices for oil and natural gas have improved in early 2021, the overall trends in our business have not yet recovered. We expect that demand for our services will increase as a result of these higher oil and natural gas prices; however, we are unable to predict when this increased demand and resulting improvement in our results of operations will occur.
Our liquidity and ability to comply with debt covenants that may be required under the 10.75% Senior Secured Notes due 2023 (the "Senior Notes") and the revolving credit facility (the “ABL Facility”) have been negatively impacted by the downturn in the energy markets, volatility in commodity prices and their effects on our customers and us, as well as general macroeconomic conditions. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts.
We continue to have difficulty paying for our contractual obligations as they come due. Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures. As discussed in Note 1 to the consolidated financial statements included elsewhere in this annual report, the recent decline in the customers’ demand for our services has had a material adverse impact on the financial condition of the Company, resulting in recurring losses from operations, a net capital deficiency, and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Among the other steps that our management may or is implementing to attempt to alleviate this substantial doubt include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. In addition, we had a significant contractual obligation to pay cash or issue additional Senior Notes to our largest shareholder, Ascribe III Investments LLC ("Ascribe"), resulting from our acquisition of CJWS. On March 31, 2021, the Company negotiated a settlement of this obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. "Subsequent Event" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the settlement of the Make-Whole Reimbursement.
Management has prepared the consolidated financial statements included in this annual report in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.
We are engaged in ongoing discussions regarding our liquidity and financial situation with representatives of the lenders under the ABL Credit Facility, and have received from the lenders under the ABL Credit Facility a waiver of the default that otherwise would have arisen under the ABL Credit Facility as a result of the “going concern” disclosures described above. We also are evaluating certain strategic alternatives including financings, refinancings, amendments, waivers, forbearances, asset sales, debt issuances, exchanges and purchases, a combination of the foregoing, or other out-of-court or in-court bankruptcy restructurings of our debt to address these matters, which may include discussions with holders of the Senior Notes for a comprehensive de-leveraging transaction.
If the Company is unable to effectuate a successful debt restructuring, the Company expects that it will continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether the Company will implement any action as a result of these strategic initiatives, whether the implementation of one or more such actions will be successful, whether the Company will be able to effect a refinancing of its Senior Notes or otherwise access the capital markets, or the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance its indebtedness. A failure to address the Company’s level of corporate leverage in the near-term will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service or refinance its corporate debt as it becomes due.
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

Extensive Domestic Footprint in the Most Prolific Basins - Our operations are focused on prolific basins located in the United States that have exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, we have a significant presence in the Permian Basin and the Eagle Ford and Haynesville shale plays. We operate in states that account for approximately 98% of U.S. onshore oil and natural gas production. We believe our operations are located in the most active U.S. well services markets, as we currently focus our operations on onshore domestic oil and natural gas production areas that include both the highest concentration of existing oil and natural gas production activities and the largest prospective acreage for new drilling activity. We believe our extensive footprint allows us to offer our suite of services to more than 2,000 customers who are active in those areas and allows us to redeploy equipment between markets as activity shifts.
Diversified Service Offering for Further Revenue Growth and Reduced Volatility - We believe our range of wellsite services provides us a competitive advantage over smaller companies that typically offer fewer services. Our experience, equipment and network of area offices position us to market our full range of wellsite services to our existing customers. By utilizing a wider range of our services, our customers can use fewer service providers, which enables them to reduce their administrative costs and simplify their logistics. Furthermore, offering a broader range of services allows us to capitalize on our existing customer base and management structure to grow within existing markets, generate more business from existing customers, and increase our operating profits as we spread our overhead costs over a larger revenue base.
Significant Market Position - We maintain a significant market share for each of our lines of business within our core operating areas: the Permian Basin of West Texas and Southeast New Mexico, California, the Gulf Coast region of South Texas and Louisiana, the Central region of North Texas, Oklahoma, Arkansas, Louisiana and Colorado. Our goal is to be the most trusted provider of the services we provide in each of our core operating areas. Our position in each of these markets allows us to expand the range of services performed throughout the life of the well.
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
Our Business Strategy
The key components of our business strategy in the current industry environment include a multiphase approach that is well under way:
Phase I: Right size the organization to new reality
Phase II: Reorganize the structure to increase operating leverage
Phase III: Complete centralization of functions and evaluation of finance organization
Phase IV: Build financial leverage to execute continued inorganic growth strategy
Phase V: Run businesses to maximum free cash flow and opportunistically pursue divestment
Elements of our strategy are bolstered by focus areas as follows:
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

Drive Cultural Change with our Safety Program - Our approach to safety management is consistent with our corporate values to be a trusted, reliable, and safe service provider for our customers and employees. Our business involves the operation of heavy and powerful equipment, which may result in serious injuries to our employees and third parties and substantial damage to property. We have continuous engagement by executive management in our comprehensive safety and training programs, which are designed to minimize accidents in the workplace and on the roadways. We have directed substantial resources toward employee safety and quality management training programs as well as our employee review process. Our customers place great emphasis on the safety and quality management programs of their contractors, and we expect our continued focus on safety to become a positive market differentiator in the future.
Pursuing Growth Through Selective Capital Deployment and Divestitures - We intend to grow our business through selective acquisitions and investments with high returns. We believe that consolidation in our industry is necessary, and we continuously look for acquisition opportunities that align with our organization. We also look for opportunities to divest unprofitable lines of business and convert those less profitable assets into new technology and new lines of business that leverage our existing business model.
Overview of Our Segments and Services
Well Servicing Segment
Our Well Servicing segment encompasses a full range of services performed with a mobile well servicing rig, also commonly referred to as a workover rig, and ancillary equipment. Our rigs and personnel provide the means for hoisting equipment and tools into and out of the well bore, and our well servicing equipment and capabilities also facilitate most other services performed on a well. Our well servicing segment performs hoisting, circulating, and rotating services to establish, maintain and improve production throughout the productive life of an oil and natural gas well, which include:
•new well completion services involving the preparation of newly drilled wells for oil and natural gas production after the initial drilling of the wellbore;
•maintenance work involving removal, repair and replacement of down-hole equipment and components, and returning the well to production after these operations are completed;
•well workovers which potentially include deepening, adding productive zones, isolating intervals, or repairing casings required by the operation into and out of the well, or removing equipment from the well bore, to facilitate specialized production enhancement and well repair operations performed by other oilfield service companies; and
•plugging and abandonment services when a well has reached the end of its productive life.
Regardless of the type of work being performed on the well, our personnel and rigs are often the first to arrive at the wellsite and the last to leave. We typically charge our customers an hourly rate for these services, which varies based on a number of considerations including market conditions in each region, the type of rig and ancillary equipment required, and the necessary personnel. Our actively marketed fleet included 514 well servicing rigs as of December 31, 2020. Our well servicing rigs are mobile units that normally operate within a radius of approximately 75 to 100 miles from their respective bases.
Regular maintenance is required throughout the life of a well to sustain optimal levels of oil and natural gas production. Regular maintenance currently comprises the largest portion of our work in this segment, and because ongoing maintenance spending is required to sustain production, we have historically experienced relatively stable demand for these services. Maintenance services are often performed on a series of wells in proximity to each other and consist of routine mechanical repairs necessary to maintain production, such as repairing inoperable pumping equipment in an oil well or replacing defective tubing in a natural gas well, and removing debris such as sand and paraffin, from the well. Other services include pulling the rods, tubing, pumps, and other downhole equipment out of the well bore to identify and repair a production problem. These downhole equipment failures are typically caused by the repetitive pumping action of an oil well. Corrosion, water cut, grade of oil, sand production, and other factors can also result in frequent failures of downhole equipment.
The demand for maintenance does not directly depend on the level of drilling activity, although it is impacted by fluctuations in oil and natural gas prices. Demand for our maintenance services is driven primarily by the production requirements of local oil or natural gas fields and is therefore affected by changes in the total number of producing oil and natural gas wells in our geographic service areas.
Our well maintenance services involve relatively low-cost, short-duration jobs which are part of normal well operating costs. Well operators cannot delay all maintenance work without a significant impact on production. Operators may, however, choose to shut in producing wells temporarily when oil or natural gas prices are too low to justify additional expenditures, including maintenance.

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
For financial results for the Well Servicing segment, see Note 16, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Water Logistics Segment
Our Water Logistics segment provides oilfield fluid supply, transportation, storage, and midstream services. These services are required in most workovers and are routinely used in daily producing well operations. These services include:
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
•the rental of portable fracturing tanks and test tanks used to store fluids on wellsites; and
•the recycling and treatment of wastewater, including produced water and flowback, to be reused in the completion and production process.
This segment utilizes our fleet of water logistics trucks and related assets, including specialized tank trucks, portable storage tanks, water wells, disposal facilities and related equipment.
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
Our water logistics segment has a base level of business volume related to the production of oil and natural gas wells. Most oil and natural gas fields produce residual saltwater in conjunction with oil or natural gas. This residual water remains the legal property of the producer throughout the disposal process. We transport and dispose of this water using several different methods. Water logistics trucks pick up this fluid from tank batteries at the wellsite and transport it to a saltwater disposal well for injection. Water can also be transported from the tank battery to the saltwater disposal well by pipeline. Pipelining of water represented approximately 43% of total disposal volumes in 2020. This type of regular maintenance work must be performed if a well is to remain active. Our ability to outperform competitors in this segment depends on our ability to achieve significant economies relating to logistics, specifically the proximity between the areas where saltwater is produced and the areas where our company-owned disposal wells are located. We operate saltwater disposal wells in most of our markets, and our ownership of these disposal wells eliminates the need to pay third parties a fee for disposal.
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
At December 31, 2020, we owned 80 saltwater disposal wells through our wholly owned subsidiary, Agua Libre Midstream LLC ("Agua Libre," or "Agua Libre Midstream"). Our disposal wells have an average permitted injection capacity of over 10,500 bbls per day per well and are strategically located in close proximity to our customers’ producing wells. Our water logistics trucks frequently transport the fluids that are disposed of to these saltwater disposal wells. Most oil and natural gas wells produce varying amounts of saltwater throughout their productive lives. In the states in which we operate, oil and natural gas wastes and saltwater produced from oil and natural gas wells are required by law to be disposed of in authorized facilities, including permitted saltwater disposal wells. Injection wells are licensed by state authorities and are completed in permeable formations below the fresh water table. We maintain separators at most of our disposal wells, allowing us to salvage residual crude oil that we later sell.
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
At December 31, 2020, we owned and operated 1,193 water logistics trucks, each equipped with an average fluid hauling capacity of up to 150 barrels. Each water logistics truck is equipped to pump fluids from or into wells, pits, tanks and other storage facilities. The majority of our water logistics trucks are also used to transport water to fill fracturing tanks on well locations, including fracturing tanks provided by us and others, to transport produced saltwater to disposal wells, including injection wells owned and operated by us, and to transport drilling and completion fluids to and from well locations. In conjunction with the rental of our fracturing tanks, we mainly use our water logistics trucks to transport water for use in fracturing operations. Following completion of fracturing operations, our water logistics trucks are used to transport the flowback produced as a result of the fracturing operations from the wellsite to disposal wells. Water logistics trucks are usually provided to oilfield operators within a 50-mile radius of our nearest yard.
For financial results for the Water Logistics segment, see Note 16, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Completion & Remedial Services Segment
Our Completion & Remedial Services segment provides oil and natural gas operators with a package of services that include: rental and fishing tools, coiled tubing, thru-tubing, and underbalanced drilling in low pressure and fluid sensitive reservoirs.
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
For financial results for the Completion & Remedial Services segment, see Note 16, Business Segment Information of the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Customers
We serve numerous major and independent oil and gas companies that are active in our core areas of operations. In the current market conditions, the loss of any current material customers could have an adverse effect on our business operations until the equipment is redeployed. During each of 2020 and 2019, our top five customers accounted for 47% and 26% of our revenues, respectively. Chevron comprised 22% of our revenues in 2020 and Occidental Petroleum Corp. comprised 12% of our revenues in 2019. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
Competition
Our competition includes small regional contractors as well as larger companies with international operations. We believe our largest well servicing competitors are Superior Energy Services Inc., Key Energy Services, Inc., Ranger Energy Services Inc., Brigade Energy Services LLC and Pioneer Energy Services Corp. Our main competitors are a mix of public and private companies that operate broadly across the most active oil and natural gas producing regions in the United States, and because of their size, they market a large portion of their work to the large independent and major oil and gas operators. Our competitors in the water logistics industry are mostly small, regionally focused companies. We believe there are currently no companies that have a dominant position on a nationwide basis.
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
Employees
As of December 31, 2020, we employed approximately 2,800 people, with approximately 80% employed on an hourly basis. Our future success will depend on our ability to attract, retain and motivate qualified personnel. We are not a party to any collective bargaining agreements, and we consider our relations with our employees to be satisfactory.
Properties
Our principal executive offices are located at 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102. We conduct our business through a number of owned and leased locations, which typically consist of a yard, administrative office and maintenance facility. Our offices are located in Texas, California, New Mexico, Oklahoma, Colorado, Louisiana, North Dakota, Wyoming, and Arkansas.
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
Despite our efforts to maintain high safety standards, we have suffered accidents in the past and will likely experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability and our relationships with customers, employees and regulatory agencies. Any significant increase in the frequency or severity of these incidents, or the general level of damage awards, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.
Although we maintain insurance coverage of types and amounts that we believe to be customary in the industry, we are not fully insured against all risks, either because insurance is not available or because of the high premium costs. We do maintain employer’s liability, pollution, cargo, umbrella, comprehensive commercial general liability, workers’ compensation and limited physical damage insurance. There can be no assurance, however, that any insurance obtained by us will be adequate to cover all losses or liabilities, or that this insurance will continue to be available or available on terms that are acceptable to us. Liabilities for which we are not insured, or which exceed the policy limits of our applicable insurance, could have a material adverse effect on our business and financial condition.
Environmental Regulation and Climate Change
Environment, Health and Safety Regulation, Including Climate Change
Our operations are subject to stringent federal, tribal, state and local laws regulating the discharge of materials into the environment or otherwise relating to health and safety or the protection of the environment. Numerous governmental agencies, such as the U.S. Environmental Protection Agency (the "EPA") and analogous state agencies, issue regulations to implement and enforce these laws, which often require stringent and costly compliance measures. These laws and regulations may, among other things, require the acquisition of permits; govern the amounts and types of substances that may be released into the environment in connection with oil and natural gas drilling; restrict the way we handle or dispose of our materials and wastes; limit or prohibit construction or drilling activities in sensitive areas such as wetlands, wilderness areas or areas inhabited by endangered or threatened species; require the application of specific health and safety criteria addressing worker protection and public health and safety; require installation of costly emission monitoring and/or pollution control equipment; require reporting of the types and quantities of various substances that are generated, stored, processed, or released in connection with our operations; or require investigatory and remedial actions to mitigate pollution conditions. Failure to comply with these laws and regulations may result in the assessment of substantial administrative, civil and criminal penalties, as well as the possible issuance of injunctions limiting or prohibiting our activities. In addition, some laws and regulations relating to protection of the environment may, in certain circumstances, impose liability for environmental damages and cleanup costs without regard to negligence or fault. Strict adherence with these regulatory requirements increases our cost of doing business and consequently affects our profitability. Historically, our environmental compliance costs have not had a material adverse effect on our results of operations; however, there can be no assurance that such costs will not be material in the future or that such future compliance will not have a material adverse effect on our business and operating results. Moreover, environmental laws and regulations have been subject to frequent changes over the years and tend to become more stringent over time, and the imposition of more stringent requirements could have a material adverse effect upon our capital expenditures, earnings or our competitive position. Below is a discussion of the principal environmental laws and regulations, as amended from time to time, that relate to our business.
The Comprehensive Environmental Response, Compensation and Liability Act, referred to as “CERCLA” or the Superfund law, and comparable state laws impose liability, potentially without regard to fault or legality of the activity at the time, on certain classes of persons that are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current or former owner or operator of the disposal site or sites where the release occurred and companies that disposed or arranged for the transport or disposal of hazardous substances that have been released at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of investigating and cleaning up hazardous substances that have been released into the environment, for damages to natural resources and for the costs of some health studies. In addition, neighboring landowners and other third parties may file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment.
The federal Solid Waste Disposal Act, as amended by the Resource Conservation and Recovery Act of 1976, referred to as “RCRA,” and analogous state laws, regulate the management and disposal of solid and hazardous waste. Some wastes associated with the exploration and production of oil and natural gas are exempted from the most stringent regulation in certain circumstances, such as drilling fluids, produced waters and other wastes associated with the exploration, development or production of oil and natural gas. However, this exemption for such drilling fluids, produced waters and other oil and natural gas wastes is subject to being limited or lost. For example, the EPA and certain non-governmental environmental groups that were contesting the EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations for oil and natural gas wastes entered into an agreement that was finalized in a consent decree issued by the U.S. District Court for the District of Columbia in December 2016. Under the decree, the EPA was required to propose no later than March 15, 2019, a rulemaking for revision of certain Subtitle D criteria regulations pertaining to oil and natural gas wastes or sign a determination that revision of the regulations is not necessary. If the EPA were to propose a rulemaking for revised oil and natural gas waste regulations, the consent decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. After initially postponing the decision due to a government shutdown, EPA ultimately concluded in April 2019 that revisions to the federal regulations pertaining to oil and natural gas wastes under Subtitle D of RCRA are not necessary at this time. Nevertheless, a loss of the RCRA hazardous waste exemption for drilling fluids, produced waters and related wastes could result in an increase in customers’ drilling programs’ costs to manage and dispose of wastes they generate, which development could have a material adverse effect on the drilling program’s operations and reduce the demand for our services. Moreover, these wastes and other wastes may be otherwise regulated by the EPA or state agencies. In the ordinary course of our operations, industrial wastes such as paint wastes and waste solvents may be regulated as hazardous waste under RCRA or considered hazardous substances under CERCLA.
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
Our operations are also subject to the federal Clean Water Act ("CWA") and analogous state laws. Under these laws, permits must be obtained to discharge pollutants into regulated surface or subsurface waters. Spill prevention, control and countermeasure requirements under federal law require some owners or operators of facilities that store or otherwise handle oil to prepare plans and implement appropriate operating protocols, including containment berms and similar structures, to help prevent the contamination of regulated waters in the event of a petroleum hydrocarbon spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities or during construction or operation activities. This program requires covered facilities to obtain individual permits, or seek coverage under a general permit. Accordingly, permits for discharges of storm water runoff may be required for certain of our properties.
The CWA also prohibits the discharge of dredge and fill material in regulated waters, including wetlands, unless authorized by permit. In June 2015, the EPA and the U.S. Army Corps of Engineers (“Corps”) released a final rule that attempted to clarify federal jurisdiction under the CWA over waters of the United States, ("WOTUS") including wetlands, but legal challenges to this rule followed. The 2015 rule was stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases in the matter and, in January 2017, the U.S. Supreme Court agreed to hear the case. On January 22, 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts. In addition, the EPA and Corps proposed a rulemaking in June 2017 to repeal the June 2015 rule, announced their intent to issue a new rule defining the CWA’s jurisdiction, and published a final rule on February 6, 2018 specifying that the contested June 2015 rule would not take effect until February 6, 2020. In July 2018, the EPA issued a supplemental notice of proposed rulemaking, offering support and clarification regarding the Agency’s June 2017 proposed repeal of the 2015 WOTUS rule. Later in 2018, the EPA’s decision was challenged in court, which resulted in a decision by the U.S. District Court for the District of South Carolina to enjoin the EPA’s February 2018 delay rule. Several states then acted to halt reinstatement of the 2015 WOTUS rule, the effect of all of which was that the 2015 WOTUS definition was in effect in 22 states. In September 2019, EPA finalized the repeal of the 2015 WOTUS rule, and the repeal became effective in December 2019, reinstating the pre-2015 standards. Litigation of the repeal quickly ensued. Meanwhile, in December 2018, the EPA and the Corps issued a proposed rule to revise the definition of "WOTUS.” The rule was finalized in January 2020, and became effective in June 2020. The rule narrows the WOTUS definition, excluding, for example, streams that flow only after precipitation and wetlands without a direct surface connection to traditional navigable waters. Litigation by parties opposing the rule again quickly followed, including a challenge in the U.S. District of Colorado, which resulted in a statewide stay of the rule on June 19, 2020. This ruling is currently being appealed in the Tenth Circuit. Regardless, the applicable WOTUS definition affects what CWA permitting or other regulatory obligations may be triggered during development and operation of our or our customers’ properties, and changes to the WOTUS definition could cause delays in development and/or increase the cost of development and operation of those properties.
Our underground injection operations are subject to the Safe Drinking Water Act ("SDWA") as well as analogous state and local laws and regulations including the Underground Injection Control ("UIC") program, which includes requirements for permitting, testing, monitoring, record keeping and reporting of injection well activities. The federal Energy Policy Act of 2005 amended the UIC provisions to exclude certain hydraulic fracturing activities from the definition of “underground injection” under certain circumstances. However, the repeal of this exclusion has been advocated by certain advocacy organizations and others in the public. Legislation regulating underground injection has been introduced at the state level. For example, several states in which we operate, including Wyoming, Texas, Colorado and Oklahoma, have adopted regulations requiring operators to disclose certain information regarding hydraulic fracturing fluids.
In addition, public concerns have recently been raised regarding the disposal of produced water in injection wells. The substantial majority of our saltwater disposal wells are located in Texas and are regulated by the Railroad Commission of Texas ("RRC"). Partly in response to public concerns, the RRC amended its existing oil and natural gas disposal well regulations to require seismic activity data in permit applications and provisions to authorize the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. We also operate saltwater disposal wells in New Mexico, Oklahoma, Arkansas, Louisiana and North Dakota and are subject to similar regulatory controls in those states. In addition, in response to reports tying the increase in seismic activity in Oklahoma to the injection of produced water, the Oklahoma Corporation Commission ("OCC") has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. The OCC and the Oklahoma Geologic Survey continue to release well completion seismicity guidance, which most recently directs operators to adopt a seismicity response plan and take certain prescriptive actions, including mitigation, following anomalous seismic activity within a certain radius of hydraulic fracturing operations. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Covington, Crescent, Enid and Edmond areas. In addition, since 2015, the OCC’s Oil and Gas Conservation Division has issued a number of directives restricting the future volume of wastewater disposed of via subsurface injection and directing the shut in of certain injection wells. To date, none of our wells have been restricted.
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
In addition, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. The EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On December 10, 2020, EPA issued a draft guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharge based solely on proximity to jurisdictional waters. If in the future CWA permitting is required for saltwater injections wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for our operations could increase.
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
We are also subject to the requirements of the federal Occupational Safety and Health Act and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the U.S. Occupational Safety and Health Administration’s hazard communication standard, the EPA’s community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act, the general duty clause and Risk Management Planning regulations promulgated under Section 112(r) of the Clean Air Act, and comparable state statutes require that information be maintained about hazardous materials used or produced in operations, that this information be provided to employees, state and local government authorities and the public, and that plans for response to a release be developed for certain facilities.
We are also subject to the requirements of the Federal Motor Carrier Safety Act regulations of the U.S. Department of Transportation (“DOT”) and comparable state statutes and implementing regulations that regulate commercial motor vehicle operations. In addition, we are also subject to the Pipeline and Hazardous Materials Safety Administration and comparable state statutes that regulate hazardous materials shipments.
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
Responding to scientific studies that have suggested that emissions of gases, commonly referred to as “greenhouse gases,” including gases associated with the oil and gas sector such as carbon dioxide, methane and nitrous oxide among others, may be contributing to global warming and other environmental effects, the EPA has begun to adopt regulations to report and reduce emissions of greenhouse gases. Any such regulations may have the potential to affect our business, customers or the energy sector generally. In addition, the United States has been involved in international negotiations regarding greenhouse gas reductions under the United Nations Framework Convention on Climate Change (“UNFCCC”). The U.S. was among approximately 195 nations that signed an international accord in December 2015, the so-called Paris Agreement, which became effective in 2016, with the objective of limiting greenhouse gas emissions. However, in August 2017, the U.S. State Department informed the United Nations of its intent to withdraw from the Paris Agreement and in November 2019, the U.S. took another step toward withdrawal by submitting a formal notice of its withdrawal to the United Nations. Although the United States withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, effective February 19, 2021.
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
There is considerable debate as to global warming and the environmental effects of greenhouse gas emissions and associated consequences affecting global climate, oceans, and ecosystems. As a commercial enterprise, we are not in a position to validate or repudiate the existence of climate change or various aspects of the scientific debate. However, if climate change is occurring, it could have an impact on our operations. For example, our operations in low-lying areas such as the coastal regions of Louisiana and Texas may be at increased risk due to flooding, rising sea levels or disruption of operations from more frequent and severe weather events, such as hurricanes. Facilities in areas with limited water availability may be impacted if droughts become more frequent or severe. Changes in climate or weather may hinder exploration and production activities or increase or decrease the cost of production of oil and natural gas resources and consequently affect demand for our field services. Changes in climate or weather may also affect consumer demand for energy or alter the overall energy mix. However, we are not in a position to predict the precise effects of climate change on energy markets or the physical effects of climate change. We are providing this disclosure based on publicly available information on the matter.
Finally, it should be noted that, recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil-fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. Environmental, social, and governance (“ESG”) goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility, and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult for our customers to secure funding for exploration and production activities, which could reduce demand for our services. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time.
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
We have a Code of Ethics that applies to all of our directors, officers and employees. The Code of Ethics is available publicly on our website at www.basices.com. Any waivers granted to directors or executive officers and any material amendments to our Code of Ethics will be posted promptly on our website and/or disclosed in a current report on Form 8-K.
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
Risk Factor Summary
Our business is subject to significant risks and uncertainties, including but not limited to those described below. You should take time to carefully review and consider the full discussion of our risk factors below. If any of these risks actually occurs, it could materially harm our business, financial condition or results of operations. In that case, the market price of our common stock could decline.
Risks Relating to Our Business
•Our business depends on domestic spending by the oil and natural gas industry and this spending, and thus our business, may be adversely affected by industry and financial market conditions that are beyond our control.
•The ongoing spread of COVID-19 and recent developments in the global oil and natural gas markets have and will continue to adversely affect our business and financial condition.
•Weakened global macro-economic conditions may adversely affect our industry, business, and results of operation.
•The combination of the COVID-19 pandemic and the related significant decline in global oil and natural gas prices have significantly impacted the Company’s ability to access the capital markets or obtain financing.
•We may be unable to successfully effectuate any or all of the strategic alternatives that we must implement in order to address our significant leverage.

•We may not have sufficient funds to meet our contractual obligations and accounts payable as they become due which would materially impact our ability to operate our businesses and which could result in defaults of our contractual obligations with certain vendors and service providers.
•There is substantial doubt about the Company’s ability to continue as a going concern and this could materially impact our ability to obtain capital financing and the value of our common stock.
•Our ability to generate cash is substantially dependent upon the performance of our customers and contract counterparties. Nonpayment from either could have a materially adverse effect on our financial condition and results of operations.
•Competition within the well services industry may adversely affect our ability to market our services.
•Fuel conservation measures could reduce demand for oil and natural gas, which would thus reduce the demand for our services.
•We cannot guarantee that we will be able to generate sufficient cash to obtain additional capital on favorable terms, if at all. Failure to fund capital expenditures may adversely affect our business.
•Our future financial results could be adversely impacted by asset impairments or other charges.
•Our assets require significant amounts of capital for maintenance, upgrades and refurbishment and may require significant capital expenditures for new equipment.
•We have operated at a loss in the past, and there is no assurance of our profitability in the future.
•Our indebtedness could restrict our operations and make us more vulnerable to adverse economic conditions.
•Our ABL Credit Agreement and the indenture governing our Senior Notes impose restrictions on us that may affect our ability to successfully operate our business.
•A further downgrade in our credit rating could negatively impact our cost of and ability to access capital.
•Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
•Our operations are subject to inherent risks, including operational hazards and cyber-attacks. These risks may be self-insured, or may not be fully covered under our insurance policies.
•We may not be successful in implementing and maintaining technology development and enhancements. New technology may cause us to become less competitive.
•We are subject to environmental, health, and safety laws and regulations that may expose us to significant liabilities for penalties, damages or costs of remediation or compliance.
•We may not be able to grow successfully through acquisitions or effectively integrate the businesses we do acquire.
•Following the Exchange Transaction, Ascribe has voting control over the Company.
•Our industry is undergoing continuing consolidation that may impact our results of operations.
•Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could adversely affect our business.
•Our success depends on key members of our management, the loss of any of whom could disrupt our business operations.
•Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased costs and reduced demand for our field services.
•Legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand or our services and adversely affect our financial position.
•Potential listing of species as “threatened” or “endangered” under federal law could result in increased costs and new operating restrictions which could reduce the amount of services we provide to our production customers.
•Limitations or restrictions on our ability to obtain, dispose of or treat water may impact the services that we can provide to our customers.
•Diminished access to functional salt water disposal wells may adversely affect operations.
•Our ability to use net operating losses and credit carry-forwards to offset future taxable income for U.S. federal income tax purposes may be limited as a result of issuances of equity or other transactions.
•The issuance of the Series A Preferred Stock as part of the acquisition of CJWS resulted in an ownership change.
•Recently enacted U.S. tax legislation may adversely affect our business, results of operations, financial condition and cash flow.

•Possible adverse changes to the tax laws affecting oil and gas companies under the Biden Presidential Administration could adversely impact the Company’s results of operations and financial condition.
Risks Relating to Ownership of Our Common Stock or Warrants
•Our Certificate of Incorporation and Bylaws contain provisions that could discourage acquisition bids or merger proposals, which may adversely affect the market price of our common stock.
•We are subject to reduced disclosure and governance requirements applicable to smaller reporting companies, and as a result, our common stock may be less attractive to investors.
•Investors must look solely to stock appreciation for a return on their investment in us.
•We cannot assure you that an active trading market for our common stock will exist or be maintained, and the market price of our common stock may be volatile.
•If the market price of our common stock continues to trade at sustained low prices, our investors could lose a substantial part or all of their investment.
•Our outstanding warrants are exercisable for shares of our common stock. Exercise of such warrants could have a dilutive effect to stockholders.
•Following the completion of the Exchange Transaction, the voting power of holders of our common stock was substantially diluted. Percentage ownership of holders of our common stock may also be significantly diluted.
Risks Relating to Our Business
Our business depends on domestic spending by the oil and natural gas industry, and this spending and our business has been in the past, and may in the future be, adversely affected by industry and financial market conditions that are beyond our control.
We depend on our customers’ willingness and ability to make operating and capital expenditures to explore for, develop and produce oil and natural gas in the United States. Customers’ expectations for lower market prices for oil and natural gas, as well as the availability of capital for operating and capital expenditures, may cause them to curtail spending, thereby reducing demand for our services and equipment.
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
Oil prices were low in 2019 and 2020, including the unprecedented negative pricing for oil in April 2020. Natural gas prices have been depressed for a prolonged period and utilization and pricing for our services in our natural gas-based operating areas have remained challenged. As a result, demand for our products and services and the prices we are able to charge our customers for our products and services have declined. Despite improvements in commodity pricing in late 2020 and early 2021, oil and natural gas pricing is expected to continue to be volatile.
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
The ongoing spread of COVID-19 and recent developments in the global oil and natural gas markets have and will continue to adversely affect our business and financial condition.
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
As our customers, commodity markets and the U.S. and global economies have been negatively impacted by these factors, we may continue to experience lower demand for our services. Demand for our services will continue to decline as our customers revise their capital budgets downward and adjust their operations in response to lower oil prices. Further, we have seen, and expect to see, an increasing number of energy companies filing for bankruptcy. Our collection of receivables could be materially delayed and/or impaired if any of our customers file for bankruptcy protection.
Oil and natural gas prices are expected to continue to be volatile as a result of the ongoing COVID-19 outbreak, and as changes in oil and natural gas inventories, industry demand and economic performance are reported. We cannot predict future oil and natural gas price volatility or how long the pandemic will last.
We also may be exposed to liabilities resulting from operational delays due to supply chain disruption and closure or limitations imposed on our facilities and work force by the various containment measures. In addition, in response to market conditions, management has taken several cost reduction measures, including employee headcount reductions, closing operating locations, and employee furloughs beginning in the second quarter of 2020 and extending into 2021. Our ability to perform services could also be impaired and we could be exposed to liabilities resulting from interruption in our ability to perform due to limited manpower and travel restrictions. These potential operational and service delays resulting from the COVID‑19 pandemic could result in contractual or other legal claims from our customers. At this time, it is not possible to quantify these risks, but the combination of these factors could have a material impact on our financial results.
Should COVID-19 continue to spread globally or within the U.S., and should the suggested and mandated social quarantining and work from home orders continue, our business, financial condition and results of operations could be materially and adversely impacted. The decline in commodity prices and demand for our services could lead to additional material impairments of our long-lived assets. It is impossible to predict the severity and longevity of the impact of COVID-19 on the general economy and the oil and gas industry. These risks have had and could have a material adverse impact on our financial position, results of operations and cash flows. We will continue to monitor the developments relating to COVID-19 and the volatility in oil prices closely, and will follow health and safety guidelines as they evolve.
Weakened global macro-economic conditions may adversely affect our industry, business and results of operations.
Our overall performance depends in part on worldwide macro-economic and geopolitical conditions. The United States has experienced cyclical downturns from time to time in which economic activity was impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies and overall uncertainty with respect to the economy. These global macro-economic conditions can suddenly arise and the full impact of such conditions can remain uncertain. In addition, geopolitical developments, such as existing and potential trade wars and other events beyond our control, such as the COVID-19 pandemic, can increase levels of political and economic unpredictability globally and increase the volatility of global financial markets. The COVID-19 pandemic and associated actions taken around the world to mitigate the spread of COVID-19, including unprecedented governmental actions ordering citizens in the United States and countries around the world to shelter-in-place and the issuance of stay-at-home orders could result in a structural shift in the global economy and its demand for oil and natural gas as a result of changes in the way people work, travel and interact, or lead to a global recession or depression.
The combination of the COVID-19 pandemic and the related significant decline in global oil and natural gas prices have significantly impacted the Company’s ability to access the capital markets or obtain financing.
The COVID-19 pandemic and decline in the price of oil and natural gas described above has increased volatility and caused negative pressure in the capital and credit markets for issuers in our industry and related industries. As a result of the effects these trends have had on our businesses, we may not have access in the current environment to the capital markets or financing or be able to otherwise refinance our existing indebtedness on terms we would find favorable or at all.
We may be unable to successfully effectuate any or all of the strategic alternatives that we must implement in order to address our significant leverage.
The ABL Credit Facility has a covenant whereby the Company would be in default if the report of its independent registered public accounting firm on the Company's annual financial statements included a "going concern" qualification or like exemption. We are engaged in ongoing discussions regarding our liquidity and financial situation with representatives of the lenders under the ABL Credit Facility, and have received from the lenders under the ABL Credit Facility a waiver of the default as a result of this covenant. We also are evaluating certain strategic alternatives including financings, refinancings, amendments, waivers, forbearances, asset sales, debt issuances, exchanges and purchases, a combination of the foregoing, or other out-of-court or in-court bankruptcy restructurings of our debt to address these matters, which may include discussions with holders of the Company’s Senior Notes for a comprehensive de-leveraging transaction.
Among the other steps that our management may or is implementing to attempt to alleviate this substantial doubt would include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing.
If the Company is unable to effectuate a successful debt restructuring, the Company expects that it will continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether the Company will implement any action as a result of these strategic initiatives, whether the implementation of one or more such actions will be successful, whether the Company will be able to effect a refinancing of its Senior Notes or otherwise access the capital markets, or the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance its indebtedness. A failure to address the Company’s level of corporate leverage in the near-term will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service or refinance its corporate debt as it becomes due.
Our ability to issue additional debt and/or refinance our debt is also subject to many factors that are beyond our control, such as the condition of the capital markets in general. Even if we are able to issue additional debt and/or refinance our debt, we could, as a result, become subject to higher interest rates and/or more onerous debt covenants, which could further restrict our ability to operate our business. To the extent that we seek to sell assets in order to meet our debt and other obligations, we may fail to effectuate any such dispositions for fair market value in a timely manner or at all. Furthermore, the proceeds that we realize from any such dispositions may be inadequate to meet our debt and other obligations.
We may not have sufficient funds to meet our contractual obligations and accounts payable as they become due and on a timely basis, and since the second half of 2020, we have had difficulty meeting our contractual obligations as they come due, which would materially impact our ability to operate our businesses and which could result in defaults of our contractual obligations generally and with certain of our vendors and service providers.
As a result of weak energy sector conditions and lower demand for our products and services, customer contract pricing, our operating results, our working capital and our operating cash flows have been negatively impacted during 2020. At December 31, 2020, our sources of liquidity included our cash and cash equivalents of $1.9 million, the potential sale of non-strategic assets, and potential additional secured indebtedness. We were restricted from borrowing under the ABL Facility at December 31, 2020. During the last half of 2020, we had difficulty paying for our contractual obligations as they came due, and we continue to have this difficulty in 2021. If any material creditor decides to commence legal action to collect from us, it could jeopardize our ability to continue in business. Additionally, our ability to pay our vendors and service providers in a timely manner has been impacted by our recent cash flow positioning. The loss of certain of such vendors or service providers could materially impact our operations and could cause certain disruptions in our businesses.
Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures. Notwithstanding these measures, there remain risks and uncertainties regarding our ability to generate sufficient revenues to pay our debt obligations and accounts payable when due.
Management may seek to implement further cost and capital expenditure reductions and take other actions to the extent available. These additional steps may include sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. Even if we are able to achieve some or all of the foregoing actions, there can be no assurances that we would be able to successfully sell assets, obtain waivers, restructure our indebtedness, or complete any strategic transactions in amounts sufficient to conduct the operating activities that we need to generate revenue to cover our costs, and our results of operations would be negatively affected.
There is substantial doubt about the Company’s ability to continue as a going concern and this could, among other things, materially and adversely impact our ability to obtain capital financing and the value of our common stock.
Due to the uncertainty of future oil and natural gas prices and the effects the outbreak of COVID-19 will have on our future results of operations, operating cash flows and financial condition, there is substantial doubt as to the ability of the Company to continue as a going concern. Management has taken several steps to generate additional liquidity, including through reducing operating and administrative costs through employee headcount reductions, closing operating locations, employee furloughs and other cost reduction measures, and the suspension of growth capital expenditures in our continuing business operations with the goal of preserving margins and improving working capital. However, there can be no assurance that these steps will be sufficient to mitigate the adverse trends we are experiencing in our businesses and the industries in which we operate.
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
We are exposed to credit and performance risk of our customers and contractual counterparties. The disruptions caused by the COVID-19 pandemic and volatility in energy markets has heightened the risk that we may not receive payment for services performed. In most cases, we bill our customers for our services in arrears and are, therefore, subject to our customers delaying or failing to pay our invoices. Some of our customers and contractual counterparties may be highly leveraged and subject to their own operating and regulatory risks, which increases the risk that they may default on their obligations to us. Furthermore, we may be faced with general downward pricing pressure from customers requesting discounts or other pricing concessions and as our competitors compete for fewer jobs. Finally, we may be unable to collect amounts due or damages we are awarded from certain customers, and our efforts to collect such amounts may damage our customer relationships. Our ability to generate cash is substantially dependent upon the performance by customers. Any material nonpayment or nonperformance by our customers or our contractual counterparties could have a materially adverse effect on our financial condition and results of operations.
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
Prices for oil and natural gas historically have been extremely volatile and are expected to continue to be volatile. The Cushing WTI Spot Oil Price averaged $56.98 and $39.23 per barrel (“bbl”) in 2019 and 2020, respectively. The Cushing WTI oil prices have declined from over $107 per bbl in June 2014 to $48.35 per bbl on December 31, 2020. The Henry Hub Natural Gas Spot Price averaged $2.57 and $2.04 per Mcf for 2019 and 2020, respectively.
On March 9, 2020, as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets, including the announced price reductions and possible production increases by members of OPEC and other oil exporting nations, the posted price for West Texas Intermediate oil declined sharply. Oil and natural gas commodity prices are expected to continue to be volatile. We cannot predict the duration or effects of this sudden decrease, but if the prices of oil and natural gas continues to decline or remain depressed for a lengthy period, our business, financial condition, results of operations, cash flows, and prospects may be materially and adversely affected.
Competition within the well services industry may adversely affect our ability to market our services.
The well services industry is highly competitive and fragmented and includes numerous small companies capable of competing effectively in our markets on a local basis, as well as several large companies that have longer operating histories, possess substantially greater financial, technological and other resources and have greater name recognition in certain operating areas than we do. As our customers, commodity markets and the U.S. and global economies have been negatively impacted during 2020, we experienced lower demand for our services. With decreased demand for well services, multiple sources of comparable well services are available from a number of different competitors and many contracts are awarded on a bid basis. Excess capacity may result in (i) substantial competition for a diminishing amount of demand and/or (ii) significant price competition. Our larger competitors’ greater resources could allow those competitors to compete more effectively than we can. If adverse oil and natural gas market conditions persist or deteriorate further, our utilization rates or the prices we are able to charge may decline, which would have a material adverse effect on our results of operations, financial condition and prospects.
Fuel conservation measures could reduce demand for oil and natural gas, which would in turn reduce the demand for our services.
Fuel conservation measures, alternative fuel requirements, technological advances in fuel economy and energy generation, and increasing consumer demand for alternatives to oil and natural gas could reduce demand for oil and natural gas. The impact of the changing demand for oil and natural gas may have a material adverse effect on our business, financial condition, prospects, results of operations and cash flows. Additionally, the increased competitiveness of alternative energy sources (such as wind, solar, geothermal, tidal and biofuels) could reduce demand for hydrocarbons and therefore for our services, which would lead to a reduction in our revenues.
We may require additional capital in the future. We cannot assure you that we will be able to generate sufficient cash internally or obtain alternative sources of capital on favorable terms, if at all. If we are unable to fund capital expenditures, our business may be adversely affected.
We anticipate we will need to make substantial capital investments in the future to purchase additional equipment to expand our services, refurbish our well servicing rigs and replace existing equipment including idled equipment brought back into service as activity levels improved. For the year ended December 31, 2019, we invested approximately $55.4 million in cash for capital expenditures and $7.9 million of finance leases. For the year ended December 31, 2020, we invested approximately $7.8 million in cash for capital expenditures and $1.6 million of finance leases. For 2021, we have currently budgeted between $20 to $25 million for capital expenditures, including finance leases and excluding acquisitions. Historically, we have financed these investments through internally generated funds, debt and equity offerings, our finance lease program and borrowings under our credit facilities. Please read Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation - Liquidity and Capital Resources” for more information.
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
During the fiscal year ended December 31, 2020, we recorded certain impairments related to the decreased operating cash flows as a result of the impact of low crude oil prices and the corresponding decrease in customer demand for our services as of that date. For further discussion of these impairments, see Note 11. "Impairments and Other Charges" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. If we determine that our estimates of future cash flows were inaccurate or our actual results are materially different from what we have predicted, we could record additional impairment charges in future periods, which could have a material adverse effect on our financial position and results of operations.
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
As of December 31, 2020, we had total outstanding debt of $325.3 million, net of discount and deferred financing costs, including $300 million of aggregate principal amount due under the Senior Notes, $15.0 million due under the Senior Secured Promissory Note, $15.0 million due under the Second Lien Delayed Draw Promissory Note, and finance lease obligations in the aggregate amount of $17.0 million. As of December 31, 2020, we had $36.0 million of letters of credit outstanding under the Credit Facility, and were restricted from borrowing under the Credit Facility. For the years ended December 31, 2020 and 2019, we made cash interest payments totaling $37.4 million and $39.8 million, respectively.
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
Based on our Senior Note obligations, we expect to incur interest payments of approximately $16.1 million due April 15, 2021. If we do not generate enough cash flow from operations to satisfy our debt obligations, we may have to undertake alternative financing plans, such as:
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
In addition, our ABL Credit Agreement, our indenture and our current and future indebtedness may require us to maintain certain financial ratios and to satisfy certain financial conditions, some of which become more restrictive over time and may require us to reduce our debt or take some other action in order to comply with them. The failure to comply with any of these financial conditions, including the financial ratios or covenants, would cause a default under our ABL Credit Agreement, our indenture or future indebtedness. A default under any of our indebtedness, if not waived, could result in the acceleration of such indebtedness or other indebtedness, in which case the debt would become immediately due and payable. In addition, a default or acceleration of any of our indebtedness under any of our indebtedness could result in a default under, or acceleration of, other indebtedness with cross-default or cross-acceleration provisions. In the event of any acceleration of our indebtedness, we may not be able to pay our debt or borrow sufficient funds to refinance it, and any holders of secured indebtedness may seek to foreclose on the assets securing such indebtedness. Even if new financing is available, it may not be available on terms that are acceptable to us. These restrictions could also limit our ability to obtain future financings, make needed capital expenditures, withstand a downturn in our business or the economy in general, or otherwise conduct necessary corporate activities. We also may be prevented from taking advantage of business opportunities that arise because of the limitations imposed on us by the restrictive covenants under our ABL Credit Agreement, our indenture or future indebtedness or existing limitations on the incurrence of additional indebtedness, including in connection with acquisitions.
We are bound by a number of restrictions under the indenture for certain asset sales. For example, generally we must receive consideration at least equal to the fair market value of such assets, and within 365 days of the receipt of any net proceeds from such asset sales, proceeds from asset sales of collateral under the indenture must be used to repay, redeem, repurchase or otherwise retire a portion of the Senior Notes, or must be invested in other Company assets that would constitute collateral under the Indenture. Such restrictions, and other restrictions under the indenture as described above, could have a detrimental effect on our ability to consummate non-strategic or ordinary course asset sales, which could have a material adverse effect on our ability to generate liquidity and on our financial position.
Please see Note 4. "Indebtedness and Borrowing Facility” in the notes to our consolidated financial statements for a discussion of our ABL Credit Agreement.
A further downgrade in our credit rating could negatively impact our cost of and ability to access capital.
On November 10, 2020, our long‑term debt was downgraded to “Caa3” with a negative outlook by Moody’s Investors Service. On December 21, 2020, our long‑term debt was upgraded to “CCC-” with a negative outlook by S&P Global Ratings (“S&P”). S&P previously downgraded our long-term debt rating from “CCC+” to “CC” in November 2020 and from B- to CCC+ in January 2020. Any further downgrade in our credit ratings could negatively impact our cost of capital and could also adversely affect our ability to effectively execute aspects of our strategy or to raise debt in the public debt markets.
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
Our operations are subject to hazards inherent in the oil and natural gas industry, including, but not limited to, accidents, blowouts, explosions, craters, fires and oil spills. These conditions can cause:
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
As is customary in our industry, our service contracts generally provide that we will indemnify and hold harmless our customers from any claims arising from personal injury or death of our employees, damage to or loss of our equipment and pollution emanating from our equipment and services. Similarly, our customers agree to indemnify and hold us harmless from any claims arising from personal injury or death of their employees, damage to or loss of their equipment and pollution caused from their equipment or the well reservoir (including uncontained oil flow from a reservoir). Our indemnification arrangements may not protect us in every case. For example, from time to time we may enter into contracts with less favorable indemnities or perform work without a contract that protects us. In addition, our indemnification rights may not fully protect us if the customer is insolvent or becomes bankrupt, does not maintain adequate insurance or otherwise does not possess sufficient resources to indemnify us. In addition, our indemnification rights may be held unenforceable in some jurisdictions. For instance, certain states, including Texas, Louisiana, New Mexico and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Our inability to fully realize the benefits of our contractual indemnification protections could result in significant liabilities and could adversely affect our financial condition, results of operations and cash flows.
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
We operate as a motor carrier and therefore are subject to regulation by the DOT and by various state agencies and other regulatory authorities. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations and regulatory safety and hazardous materials manifesting, labeling, placarding and marking. There are additional regulations specifically relating to the trucking industry, including testing and specification of equipment and product handling requirements. In addition, the trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices or by changing the demand for common or contract carrier services or the cost of providing truckload services. Some of these possible changes include increasingly stringent environmental regulations, changes in the hours of service regulations which govern the amount of time a driver may drive in any specific period, requirements for recording devices or electronic logging devices or limits on vehicle weight and size.
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
Our business strategy includes growth through the acquisitions of other businesses. We may not be able to continue to identify attractive acquisition opportunities or successfully acquire identified targets. In addition, we may not be successful in integrating our current or future acquisitions into our existing operations, which may result in unforeseen operational difficulties or diminished financial performance or require a disproportionate amount of our management’s attention. Even if we are successful in integrating our current or future acquisitions into our existing operations, we may not derive the benefits, such as operational or administrative synergies, that we expected from such acquisitions, which may result in the commitment of our capital resources without the expected returns on such capital. Furthermore, competition for acquisition opportunities may escalate, increasing our cost of making further acquisitions or causing us to refrain from making additional acquisitions. We may also be limited in our ability to incur additional indebtedness in connection with or to fund future acquisitions under our credit agreements, and we therefore may be unable to execute this growth strategy.
Whether we realize the anticipated benefits from an acquisition, including the recent acquisition of CJWS, depends, in part, upon our ability to integrate the operations of the acquired business, the performance of the underlying product and service portfolio, and the performance of the management team and other personnel of the acquired operations. Accordingly, our financial results could be adversely affected from unanticipated performance issues, legacy liabilities, transaction-related charges, amortization of expenses related to intangibles, charges for impairment of long-term assets, credit guarantees, partner performance and indemnifications. While we believe that we have established appropriate and adequate procedures and processes to mitigate these risks, there is no assurance that these transactions will be successful.
Following the completion of the Exchange Transaction, Ascribe has voting control over the Company.
Following the completion of the Exchange Transaction, Ascribe collectively beneficially controls a majority of the combined voting power of all classes of our outstanding voting stock. Additionally, in connection with the Exchange Agreement, the Company and Ascribe entered into a Stockholders Agreement. As contemplated by the Stockholders Agreement, simultaneously with the closing of the transactions contemplated by the Exchange Agreement, the board of directors was reconstituted from six directors to seven directors, comprised of (i) three Class I Directors, (ii) two Class II Directors, and (iii) two Class III Directors. Additionally, effective as of the closing of the C&J Transaction, each of Messrs. Timothy H. Day and Samuel E. Langford resigned from the Board and (a) Lawrence First was appointed as a Class I Director, (b) Derek Jeong was appointed as a Class II Director and (c) Ross Solomon was appointed as a Class III Director. Pursuant to the terms of the Stockholders Agreement, until the Board Rights Termination Date, Ascribe is entitled to designate for nomination for election to the board of directors all members of the board of directors, provided that such designations must be made in a manner to ensure that at all times the board of directors is comprised of at least two independent directors. In addition, the Stockholders Agreement provides that certain actions of the Company and its subsidiaries require approval of a special committee of the board of directors comprised solely of at least two independent directors.
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
Our customers consist primarily of major and independent oil and gas companies. During 2020 and 2019, our top five customers accounted for 47% and 26% of our revenues, respectively. One individual customer comprised 22% of our revenues in 2020. The loss of any one of our largest customers or a sustained decrease in demand by any of such customers could result in a substantial loss of revenues and could have a material adverse effect on our results of operations.
The industry in which we operate is undergoing continuing consolidation that may impact our results of operations.
Some of our largest customers have consolidated and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation could result in reduced capital spending by such customers or decreased demand for our services. If we cannot maintain sales levels for customers that have consolidated or replace such revenues with increased business activities from other customers, this consolidation activity could have a significant negative impact on our results of operations or financial condition. We are unable to predict what effect consolidations in the industry may have on prices, capital spending by customers, selling strategies, competitive position, customer retention or our ability to negotiate favorable agreements with customers.
Our industry has experienced a high rate of employee turnover. Any difficulty we experience replacing or adding personnel could adversely affect our business.
Our ability to manage the recruiting, training, retention and efficient usage of our workforce and to manage the associated costs could impact our business. Our business activity historically decreases or increases with the prices of oil and natural gas. In addition, we compete with other oilfield services businesses and other employers to attract and retain qualified personnel with the requisite technical skills and experience. During the year ended December 31, 2020, in response to decreased demand for our services, we reduced our employee headcount and closed certain operating locations. If demand for our services returns to pre-COVID-19 levels, we may not be able to find enough skilled labor to meet our needs, which could limit our growth. We are also subject to the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, which can increase our labor costs or subject us to liabilities to our employees.
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
We depend to a large extent on the services of our executive officers. These individuals possess extensive expertise, talent and leadership. The loss of the services of our key personnel could disrupt our operations. Although we have entered into employment agreements with our executive officers that contain, among other provisions, non-compete agreements, we may not be able to enforce the non-compete provisions in the employment agreements.
Our business could be negatively affected by cybersecurity threats and other disruptions.
We rely heavily on information systems to conduct and protect our business. These information systems are increasingly subject to sophisticated cybersecurity threats such as unauthorized access to data and systems, loss or destruction of data (including confidential customer information), computer viruses, or other malicious code, phishing and cyber-attacks and other similar events. These threats arise from numerous sources, not all of which are within our control, including fraud or malice on the part of third parties, accidental technological failure, electrical or telecommunication outages, failures of computer servers or other damage to our property or assets, or outbreaks of hostilities or terrorist acts. While we attempt to mitigate these risks, we remain vulnerable to additional known or unknown threats.
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
The results of the 2020 U.S. presidential and congressional elections may create regulatory uncertainty for the oil and natural gas industry. Changes in environmental laws could increase costs and harm our business, financial condition and results of operations.
Joe Biden's victory in the U.S. presidential election, as well as a closely divided Congress, may create regulatory uncertainty in the oil and natural gas industry. During his first weeks in office, President Biden has issued several executive orders promoting various programs and initiatives designed to, among other things, curtail climate change, control the release of methane from new and existing oil and natural gas operations, and pause new oil and natural gas leasing on public lands. This action affects us in a portion of our operations in New Mexico, although this represents a small percentage of our total operations currently. It remains unclear what additional actions President Biden will take and what support he will have for any potential legislative changes from Congress. Further, it is uncertain to what extent any new environmental laws or regulations, or any repeal of existing environmental laws or regulations, may affect the operations of our customers and the demand for our services. Such actions could also increase our operating costs, which could materially harm our business, financial condition and results of operations.
Climate change legislation or regulations restricting or regulating emissions of greenhouse gases could result in increased operating costs and reduced demand for our field services.
In response to studies finding that emissions of carbon dioxide, methane and other greenhouse gases (“GHGs”) from industrial and energy sources contribute to increases of carbon dioxide levels in the earth’s atmosphere and oceans and contribute to global warming and other environmental effects, EPA has adopted various regulations under the federal CAA addressing emissions of GHGs that may affect the oil and gas industry. In 2012 the EPA published a final rule, known as New Source Performance Standards (“NSPS”) Subpart OOOO, that includes standards to reduce volatile organic compound (“VOC”) emissions associated with oil and natural gas production. In June 2016, the EPA also published a final rule, known as NSPS Subpart OOOOa, to reduce methane and additional VOC emissions from oil and natural gas facilities that were constructed, reconstructed or modified after September 18, 2015. The rules and the EPA’s subsequent actions to reconsider and propose stays of the rules have been heavily litigated, and in October 2018, the EPA released proposed revisions to some of the 2016 requirements, including reducing the required frequency of fugitive emissions monitoring at wellsites and compressor stations. In August 2019, the EPA proposed modifications to the NSPS Subparts OOOO and OOOOa rules—for example, proposing to remove sources in the transmission and storage segment of the oil and natural gas industry from regulation under NSPS Subparts OOOO and OOOOa and to rescind methane requirements for all production and processing sources in the oil and natural gas industry or, alternatively, rescind all methane requirements under the rules without removing any sources from the oil and natural gas source category. Most recently, EPA published two new rules on September 14 and 15, 2020 that remove the transmission and storage sectors of the oil and gas industry from regulation under the NSPS and rescind methane-specific standards for the production and processing segments of the industry. However, states and environmental groups brought suit challenging the new rules almost immediately. Although the bulk of the 2012 and 2016 standards are currently in effect, future implementation and the ultimate scope of the 2012 and 2016 standards are uncertain at this time as a result of these challenges and current uncertainty regarding how the standards may be altered under the Biden administration. Federal changes will affect state air permitting programs in states that administer the federal CAA under a delegation of authority, including states in which we have operations.
Numerous legislative measures have been introduced in the past that would have imposed restrictions or costs on GHG emissions, including from the oil and gas industry. Additionally, in 2010, EPA promulgated final rules for mandatory annual reporting of GHGs from certain onshore oil and natural gas production, processing, transmission, storage and distribution facilities, as well as from facilities in other industries. In addition, the United States has been involved in international negotiations regarding GHG reductions under the UNFCCC, which led to the signing of the Paris Agreement in December 2015. Although the Paris Agreement became effective in November 2016, in August 2017, the U.S. State Department informed the United Nations of its intent to withdraw from the Paris Agreement, and in November 2019, the U.S. took another step toward withdrawal by submitting a formal notice of its withdrawal to the United Nations. Although the U.S. withdrew from the Paris Agreement effective November 4, 2020, President Biden issued an Executive Order on January 20, 2021 to rejoin the Paris Agreement, effective on February 19, 2021. Additionally, certain U.S. states or regional coalitions of states have adopted measures regulating or limiting greenhouse gases from certain sources or have adopted policies seeking to reduce overall emissions of greenhouse gases. The adoption and implementation of any international treaty or of any federal or state legislation or regulations imposing new or additional reporting obligations on, or limiting emissions of GHGs from our equipment and operations could require us to incur costs to comply with such requirements and possibly require the reduction or limitation of emissions of greenhouse gases associated with our operations and other sources within the industrial or energy sectors. Such legislation or regulations could adversely affect demand for the production of oil and natural gas and thus reduce demand for the services we provide to oil and natural gas producers as well as increase our operating costs by requiring additional costs to operate and maintain equipment and facilities, install emissions controls, acquire allowances or pay taxes and fees relating to emissions, which could adversely affect our results of operations.
Recently, activists concerned about the potential effects of climate change have directed their attention at sources of funding for fossil‑fuel energy companies, which has resulted in certain financial institutions, funds and other sources of capital restricting or eliminating their investment in oil and natural gas activities. In addition, spurred by increasing concerns regarding climate change, the oil and gas industry faces growing demand for corporate transparency and a demonstrated commitment to sustainability goals. ESG goals and programs, which typically include extralegal targets related to environmental stewardship, social responsibility and corporate governance, have become an increasing focus of investors and shareholders across the industry. While reporting on ESG metrics remains voluntary, access to capital and investors is likely to favor companies with robust ESG programs in place. Ultimately, these initiatives could make it more difficult for our customers to secure funding for exploration and production activities, which could reduce demand for our services. Notwithstanding potential risks related to climate change, the International Energy Agency estimates that global energy demand will continue to rise and will not peak until after 2040 and that oil and natural gas will continue to represent a substantial percentage of global energy use over that time. Finally, it should be noted that some scientists have concluded that increasing concentrations of GHGs may produce changes in climate or weather, such as increased frequency and severity of storms, floods and other climatic events, which if any such effects were to occur, could have adverse physical effects on our operations, physical assets and field services to exploration and production operators.
Federal, state and local legislative and regulatory initiatives related to hydraulic fracturing could result in operating restrictions or delays in the completion of oil and natural gas wells that may reduce demand for our well servicing activities and could adversely affect our financial position, results of operations and cash flows.
We provide hydraulic fracturing and fluid handling services to our customers. Hydraulic fracturing is a commonly used process that involves injection of water, sand, and certain chemicals to fracture the hydrocarbon-bearing rock formation to allow flow of hydrocarbons into the wellbore. The federal Energy Policy Act of 2005 amended the UIC provisions of the federal SDWA to expressly exclude certain hydraulic fracturing practices from the definition of “underground injection.” The EPA has asserted regulatory authority over certain hydraulic fracturing activities involving diesel fuel and published proposed guidance relating to such practices. At the state level, several states in which we operate have adopted regulations requiring the disclosure of certain information regarding hydraulic fracturing fluids.
Scrutiny of hydraulic fracturing activities continues in other ways, as the EPA released its report on environmental impacts of hydraulic fracturing in December 2016, concluding that hydraulic fracturing could impact drinking water resources. The federal Bureau of Land Management (“BLM”), an agency of the U.S. Department of the Interior, published a final rule in March 2015 relating to the use of hydraulic fracturing techniques on public lands and disclosure of fracturing fluid constituents. However, in June 2016, a Wyoming federal judge struck down this final rule, finding that the BLM lacked authority to promulgate the rule. The BLM appealed the decision to the U.S. Court of Appeals for the Tenth Circuit in July 2016, and the appellate court issued a ruling in September 2017 to vacate the Wyoming trial court decision and dismiss the lawsuit challenging the 2015 rule in response to the BLM’s issuance of a proposed rulemaking to rescind the 2015 rule. In December 2017, the BLM published a final rule rescinding the March 2015 rule. BLM’s repeal of the rule was challenged in court, and in April 2020, the Northern District of California issued a ruling in favor of the BLM. These BLM hydraulic fracturing rules are in various stages of suspension, implementation, delay, rescission and court challenges; accordingly, the future implementation and ultimate scope of these rules is uncertain. The EPA also issued a final rule prohibiting the discharge of wastewater resulting from hydraulic fracturing activities into publicly owned wastewater treatment plants in June 2016. In addition, some states and localities have adopted, and others are considering adopting, regulations or ordinances that could restrict hydraulic fracturing in certain circumstances, that would require, with some exceptions, disclosure of constituents of hydraulic fracturing fluids, or that would impose higher taxes, fees or royalties on natural gas production. Recent research has linked disposal of produced water into disposal wells to an increase in earthquakes across the South and Midwest. Certain state agencies, including those in Texas and Oklahoma, have implemented regulations authorizing the imposition of certain limitations on existing wells if seismic activity increases in the area of an injection well, including a temporary injection ban. For example, in Oklahoma, the OCC has implemented a variety of measures, including the adoption of the National Academy of Science’s “traffic light system,” pursuant to which the agency reviews new disposal well applications and may restrict operations at existing wells. Beginning in 2013, the OCC has ordered the reduction of disposal volumes into the Arbuckle formation. More recently, the OCC directed the shut in of a number of disposal wells due to increased earthquake activity in the Arbuckle formation and imposed further disposal well volume reductions in the Covington, Crescent, Enid, and Edmond areas. Moreover, vigorous public debate over hydraulic fracturing and shale gas production continues, and has resulted in delays of well permits in some areas.
Further, several cases have recently put a spotlight on the issue of whether injection wells may be regulated under the CWA if a direct hydrological connection to a jurisdictional surface water can be established. The split among federal circuit courts of appeals that decided these cases engendered two petitions for writ of certiorari to the United States Supreme Court in August 2018, one of which was granted in February 2019. EPA has also brought attention to the reach of the CWA’s jurisdiction in such instances by issuing a request for comment in February 2018 regarding the applicability of the CWA permitting program to discharges into groundwater with a direct hydrological connection to jurisdictional surface water, which hydrological connections should be considered “direct,” and whether such discharges would be better addressed through other federal or state programs. In a statement issued by EPA in April 2019, the Agency concluded that the CWA should not be interpreted to require permits for discharges of pollutants that reach surface waters via groundwater. However, in April 2020, the Supreme Court issued a ruling in the case, County of Maui, Hawaii v. Hawaii Wildlife Fund, holding that discharges into groundwater may be regulated under the CWA if the discharge is the “functional equivalent” of a direct discharge into navigable waters. On December 10, 2020, EPA issued a draft guidance on the ruling, which emphasized that discharges to groundwater are not necessarily the “functional equivalent” of a direct discharged based solely on proximity to jurisdictional waters. If in the future CWA permitting is required for saltwater injection wells as a result of the Supreme Court’s ruling in County of Maui, Hawaii v. Hawaii Wildlife Fund, the costs of permitting and compliance for our injection well operations could increase.
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
The federal Endangered Species Act (the "ESA") and analogous state laws regulate a variety of activities, including oil and natural gas development, which could have an adverse effect on species listed as threatened or endangered under the ESA or their habitats. The designation of previously unidentified endangered or threatened species could cause oil and natural gas exploration and production operators to incur additional costs or become subject to operating delays, restrictions or bans in affected areas, which impacts could adversely reduce the amount of drilling activities in affected areas. Numerous species have been listed or proposed for protected status in areas in which we provide or could in the future provide field services. Certain wildflower species, among others, are also species that have been or are being considered for protected status under the ESA and whose range can coincide with oil and natural gas production activities. Similar protections are offered to migratory birds and certain species of eagles under the Migratory Bird treaty Act and the Bald and Golden Eagle Protection Act. The presence of protected species in areas where operators to whom we provide contract drilling services conduct exploration and production operations could impair such operators’ ability to timely complete well drilling and development and, consequently, adversely affect the amount of contract drilling or other field services that we provided to such operators, which reduction of services could have a significant adverse effect on our results of operations and financial position.
Limitations or restrictions on our ability to obtain, dispose of or treat water may impact the services that we can provide to our customers.
Our Water Logistics operations involve the supply of significant amounts of water for drilling and hydraulic fracturing, treatment of produced and flowback water and disposal of a variety of fluids. Limitations or restrictions on our ability to obtain water from local sources, such as restrictions that could be imposed during extreme drought conditions, may require us to find remote sources of water and transport that water to our service locations. In addition, treatment and disposal of such water after use is becoming more highly regulated and restricted, as discussed in more detail above. Thus, costs for obtaining, treating and disposing of water could increase significantly, potentially limiting the services that we can provide to our customers. This could have an adverse effect on our business, financial condition, results of operations and cash flow.
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
The issuance of the Series A Preferred Stock as part of the acquisition of CJWS resulted in an ownership change pursuant to Section 382 of the Code on March 9, 2020.
The Section 382 limitation impacts the Company’s ability to utilize certain pre-acquisition tax attributes, including NOLs. The projected impact of the ownership change is to reduce the Company’s available Federal NOLs from $900.7 million as of December 31, 2019 to an estimated $383.3 million as of December 31, 2020, which begin to expire in 2032. The Company also has $336.8 million ($19.7 million net deferred tax asset) of NOLs for state income tax purposes, which began to expire in 2020. Federal NOLs generated after 2017 are carried forward indefinitely but usage is limited to 80% of taxable income, while NOLs generated prior to 2018 continue to be carried forward for 20 years and have no limitation on utilization. As with what occurred in connection with the issuance of Series A Preferred Stock as part of the acquisition of CJWS, any subsequent ownership changes under the provisions of Section 382 could eliminate, substantially limited or otherwise adversely affect the use of our NOLs in future periods.
Recently enacted U.S. tax legislation, as well as future U.S. tax legislation, may adversely affect our business, results of operations, financial condition and cash flow.
The Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017, which made significant changes to U.S. federal income tax laws. The Tax Act made broad and complex changes to the Code which includes, among other things, reducing the U.S. corporate income tax rate to 21%, limiting the potential deductibility of business interest expense and net operating losses, limiting the deductibility for certain types of executive compensation, and allowing for the immediate tax deduction of certain new investments instead of deductions for tax depreciation over time. In addition, the enactment of the Coronavirus Aid, Relief, and Economic Security Act in March 2020 (the “CARES Act”) made substantial changes to the ability to utilize NOLs to offset taxable income, both in past tax periods and carrying forward to future tax periods. For example, the CARES Act (i) increased the tax deduction for NOLs from 80% to 100%, for 2018, 2019 and 2020, (ii) suspended the $500,000 limitation on tax-deductible NOLs until 2021 and (iii) allows NOLs from 2018, 2019 and 2020 to be carried back to up to five years, resulting in retroactive tax refunds. Although we have estimated the impact of the Tax Act and the CARES Act by incorporating assumptions based upon our current interpretation and analysis to date, the Tax Act and the CARES Act are complex, far‑reaching and are in a state of being clarified by regulation. Consequently, our analysis of the actual impact of the enactment of these laws on us is ongoing and subject to change as provisions of the Tax Act and the CARES Act are clarified by regulation. Accordingly, either future regulations under the Tax Act and the CARES Act or our further analysis of the Tax Act and the CARES Act could have an adverse effect on our business, results of operations, financial condition and cash flow.
Possible adverse changes to the tax laws affecting oil and gas companies under the Biden Presidential Administration may adversely affect our business, results of operations, financial condition and cash flow.
Although it is unknown at this time whether passage is realistic or probable, due to the change in the administration from Republican to Democrat, it is very likely that the various desired changes in the tax law by the Biden administration will reflect what was seen in the Obama presidential administration. These proposed changes included reducing or eliminating the percentage depletion deduction for oil and natural gas as well as requiring some or all of costs associated with intangible drilling costs to be capitalized as opposed to being expensed. Although these possible changes will not affect us directly, they could, if enacted, have a direct and adverse impact on the oil and gas exploration and production industry and, in turn, adversely affect us.
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
We are a “smaller reporting company,” within the meaning of the Exchange Act. As a “smaller reporting company,” we are subject to lesser disclosure obligations in our SEC filings compared to other issuers. Specifically, “smaller reporting companies” are able to provide simplified executive compensation disclosures in their filings, are exempt from the provisions of Section 404(b) of the Sarbanes-Oxley Act requiring that independent registered public accounting firms provide an attestation report on the effectiveness of internal control over financial reporting, and have certain other decreased disclosure obligations in their SEC filings, including, among other things, only being required to provide two years of audited financial statements in annual reports. Decreased disclosures in our SEC filings due to our status a “smaller reporting company” may make it harder for investors to analyze our operating results and financial prospects and make our common stock less attractive to investors. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock, and our stock price may be more volatile.
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
We cannot assure you that an active trading market for our common stock will exist or be maintained, and the market price of our common stock may be volatile, which could cause the value of your investment to decline.
On December 17, 2019, the New York Stock Exchange (“NYSE”) filed a Form 25 to delist our common stock from the NYSE. Effective December 3, 2019, our common stock began trading on the OTCQX® Best Market tier of the OTC Markets Group Inc. Securities traded in over‑the‑counter markets generally have substantially less volume and liquidity than securities traded on a national securities exchange such as the NYSE as a result of various factors, including the reduced number of investors that will consider investing in the securities, fewer market makers in the securities, a reduction in securities analyst and news media coverage and limited ability to issue additional securities or obtain financing in the future. As a result, holders of our common stock may have difficulty selling their shares and our stock price could experience additional downward pressure.
Furthermore, the price of our common stock could be subject to greater volatility and could be more likely to be affected by market conditions and fluctuations, changes in our operating results and financial performance and prospects, market perception of us and our business, future sales of equity or equity-related securities, changes in earnings estimates or buy/sell recommendations by analysts, announcements by us or other parties with an interest in our business and general financial, and domestic, economic and other market conditions. The lack of liquidity in our common stock may also make it difficult for us to issue additional securities for financing or other purposes, or to otherwise arrange for any financing we may need in the future. The delisting of our common stock from the NYSE could negatively impact us by (i) reducing the liquidity and market price of our common stock; (ii) reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing; (iii) impacting our ability to use a registration statement to offer and sell freely tradable securities, thereby preventing or limiting us from accessing the public capital markets; and (iv) impairing our ability to provide equity incentives to our employees.
If the market price of our common stock continues to trade at sustained low prices, or if the price of our common stock decreases further, our investors could lose a substantial part or all of their investment in our common stock.
The high and low bid-price of our common stock during the year ended December 31, 2020 was $0.45 per share and $0.07 per share, respectively. In the event of a further decrease in the market price of our common stock or sustained trading at a low price, our investors could lose a substantial part or all of their investment in our common stock. Consequently, our investors may not be able to sell shares of our common stock at prices equal to or greater than the price they paid.
The following factors, among others, could affect our stock price:
•our operating and financial performance;
•actual or anticipated changes in revenue or earnings estimates or publication of reports by equity research analysts;
•speculation in the press or investment community;
•sales of our common stock by us or our stockholders, or the perception that such sales may occur;
•general market conditions, including fluctuations in actual and anticipated future commodity prices;
•our ability to meet our debt obligations;
•errors in our forecasting of the demand for our services, which could lead to lower revenue or increased costs; and
•domestic and international economic, legal and regulatory factors unrelated to our performance.
In addition, the stock markets in general have experienced volatility that has often been unrelated to the operating performance of particular companies. These broad market fluctuations may also adversely affect the trading price of our common stock.

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
Our Second Amended and Restated Certificate of Incorporation, as amended, authorizes us to issue 198,805,000 shares of common stock, of which an estimated 24,899,932 shares of common stock were outstanding as of March 26, 2021. We also have 2,481,657 and 500,000 shares of common stock authorized for issuance as equity awards under the Basic Energy Services, Inc. 2019 Long Term Incentive Plan and Non-Employee Director Incentive Plan, respectively. As of December 31, 2020, 194,264 shares are issuable pursuant to outstanding options and 158,664 shares are issuable pursuant to outstanding restricted stock awards. An additional 118,805,000 shares of common stock are held in reserve for the conversion of the Series A Preferred Stock into common stock, should that occur.
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
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM  3. LEGAL PROCEEDINGS
From time to time, the Company is a party to litigation or other legal proceedings that we consider to be a part of the ordinary course of business. The Company is not currently involved in any legal proceedings that it considers probable or reasonably possible, individually or in the aggregate, to result in a material adverse effect on its financial condition, results of operations or liquidity. The information regarding litigation and environmental matters described in Note 13. "Commitments and Contingencies," of the notes to our audited consolidated financial statements included in this Annual Report on Form 10-K is incorporated herein by reference.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Price for Registrant’s Common Equity
Market Information
Our common stock trades on the OTCQX(R) Best Market tier of the OTC Markets Group Inc. (“OTCQX”) under the symbol "BASX." Any over-the-counter market quotations on the OTCQX reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions. Until December 2, 2019, our common stock traded on the New York Stock Exchange under the symbol "BAS". As of March 26, 2021, we had 24,899,932 shares of common stock outstanding held by approximately 133 record holders.
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
Unregistered Sales of Equity Securities
None
Purchases of Equity Securities by the Issuer or Affiliated Purchasers
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended December 31, 2020.

ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read in conjunction with our consolidated financial statements and related notes that appear elsewhere in this Annual Report on Form 10-K. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Factors that could cause or contribute to these differences include those discussed below and elsewhere in this Annual Report on Form 10-K, particularly in "Risk Factors."
Management’s Overview
We provide wellsite services in the United States to oil and natural gas production companies, with a focus on well servicing, water logistics, and completion and remedial services which are trusted, safe, and reliable. These services are fundamental to establishing and maintaining the flow of oil and natural gas throughout the productive life of a well. Our broad range of services enables us to meet multiple needs of our customers at the wellsite. The Company's operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, California, New Mexico, Oklahoma, Arkansas, Louisiana, Wyoming, North Dakota and Colorado. We operate three reportable segments: Well Servicing, Water Logistics and Completion and Remedial Services.
In 2020, our Well Servicing segment represented 52% of our consolidated revenues. Revenue in our Well Servicing segment is derived from maintenance, workover, completion and plugging and abandonment services. The Water Logistics segment represented 34% of our consolidated revenues. Revenue in our Water Logistics segment is derived from our network of disposal wells, pipelines, gathering systems, and fresh and brine water wells that comprise our midstream operations. In addition to our water midstream business, Water Logistics also includes transportation and maintenance services. Our Completion & Remedial Services segment represented 14% of our consolidated revenues. Revenues from our Completion & Remedial Services segment are derived from our rental and fishing tool operations, coiled tubing and related services and underbalanced drilling.
Summary Financial Results
•Total revenue for 2020 was $411.4 million, which represented a decrease of $155.9 million from 2019.
•Net loss for 2020 was $268.2 million, compared to $181.9 million in 2019.
•Adjusted EBITDA(1) for 2020 was negative $15.0 million, which represented a decrease of $54.6 million from 2019. See later in this MD&A for our reconciliation of net loss to adjusted EBITDA.
(1)Adjusted EBITDA is not a measure determined in accordance with United States generally accepted accounting principles ("GAAP"). See "Supplemental Non-GAAP Financial Measure - Adjusted EBITDA" below for further explanation and reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP.
Acquisition of C&J Well Services
On March 9, 2020, the Company acquired C&J Well Services, Inc. ("CJWS") from NexTier Holding Co. CJWS is the third largest rig servicing provider in the U.S., with a leading footprint in California and a strong customer base. Through the acquisition of CJWS, the Company expanded its footprint in the Permian, California and other key oil basins. The Company paid $95.7 million in total consideration for the acquisition at closing, comprised of $59.4 million in cash and $36.3 million in other consideration described fully in Note 1. "Description of Business - Acquisition of C&J Well Services, Inc." in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.
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

Capital expenditures by oil and gas companies tend to be sensitive to volatility in oil or natural gas prices because project decisions are based on a return on investment over a number of years. As such, capital expenditure economics often require the use of commodity price forecasts which may prove inaccurate in the amount of time required to plan and execute a capital expenditure project (such as the drilling of a deep well). When commodity prices are depressed for even a short period of time, capital expenditure projects are routinely deferred until prices return to an acceptable level.
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
Going Concern and Strategic Initiatives
Demand for services offered by our industry is a function of our customers’ willingness and ability to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of commodity prices.
Industry conditions during 2020 were greatly influenced by factors that impacted supply and demand in the global oil and natural gas markets, including a global outbreak of the novel coronavirus ("COVID-19") and the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations. As a result, the posted price for West Texas Intermediate oil ("WTI") declined sharply during early 2020 from 2019.
This decline in oil and natural gas prices, and the consequent impact on industry exploration and production activity, has adversely impacted the level of drilling and workover activity by our customers. As a result of these weak energy sector conditions and lower demand for our products and services, customer contract pricing, our operating results, our working capital and our operating cash flows have been negatively impacted during 2020. During the last half of 2020, we had difficulty paying for our contractual obligations as they came due, and we continue to have this difficulty in 2021. Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures.
While market prices for oil and natural gas have improved in early 2021, the overall trends in our business have not yet recovered. We expect that demand for our services will increase as a result of these higher oil and natural gas prices; however, we are unable to predict when this increased demand and resulting improvement in our results of operations will occur.
Our liquidity and ability to comply with debt covenants that may be required under the Senior Notes and the revolving credit facility (the “ABL Facility”) have been negatively impacted by the downturn in the energy markets, volatility in commodity prices and their effects on our customers and us, as well as general macroeconomic conditions. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts.
We continue to have difficulty paying for our contractual obligations as they come due. Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures. As discussed in Note 1 to the consolidated financial statements included elsewhere in this annual report, the recent decline in the customers’ demand for our services has had a material adverse impact on the financial condition of the Company, resulting in recurring losses from operations, a net capital deficiency, and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Among the other steps that our management may or is implementing to attempt to alleviate this substantial doubt include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. In addition, we had a significant contractual obligation to pay cash or issue additional Senior Notes to our largest shareholder, Ascribe, resulting from our acquisition of CJWS. On March 31, 2021, the Company negotiated a settlement of this obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. "Subsequent Event" in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the settlement of the Make-Whole Reimbursement.
Management has prepared the consolidated financial statements included in this annual report in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.
We are engaged in ongoing discussions regarding our liquidity and financial situation with representatives of the lenders under the ABL Credit Facility, and have received from the lenders under the ABL Credit Facility a waiver of the default that otherwise would have arisen under the ABL Credit Facility as a result of the “going concern” disclosures described above. We also are evaluating certain strategic alternatives including financings, refinancings, amendments, waivers, forbearances, asset sales, debt issuances, exchanges and purchases, a combination of the foregoing, or other out-of-court or in-court bankruptcy restructurings of our debt to address these matters, which may include discussions with holders of the Senior Notes for a comprehensive de-leveraging transaction.
If the Company is unable to effectuate a successful debt restructuring, the Company expects that it will continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether the Company will implement any action as a result of these strategic initiatives, whether the implementation of one or more such actions will be successful, whether the Company will be able to effect a refinancing of its Senior Notes or otherwise access the capital markets, or the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance its indebtedness. A failure to address the Company’s level of corporate leverage in the near-term will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service or refinance its corporate debt as it becomes due.
Business Environment
Our business depends on our customers’ willingness and ability to make expenditures to produce, develop and explore for oil and natural gas in the United States. The willingness of our customers to make these expenditures is primarily influenced by current and expected future prices for oil and natural gas. Industry conditions during 2020 were greatly influenced by factors that impacted supply and demand in the global oil and natural gas markets, including a global outbreak of the novel coronavirus ("COVID-19") and the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations. As a result, the posted price for West Texas Intermediate oil ("WTI") declined sharply during early 2020 from 2019.
This decline in oil and natural gas prices, and the consequent impact on industry exploration and production activity, has adversely impacted the level of drilling and workover activity by our customers. As a result of these weak energy sector conditions and lower demand for our products and services, customer contract pricing, our operating results, our working capital and our operating cash flows have been negatively impacted during 2020. During the last half of 2020, we have had difficulty paying for our contractual obligations as they come due. Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures.
Outlook
While market prices for oil and natural gas have improved in early 2021, the overall trends in our business have not yet recovered. We expect that demand for our services will increase as a result of these higher oil and natural gas prices; however, we are unable to predict when this increased demand and resulting improvement in our results of operations will occur.
We continue to have difficulty paying for our contractual obligations as they come due. Due to our current capital structure, working capital position, and the uncertainty of our future results of operations and operating cash flows, there is substantial doubt as to the ability of the Company to continue as a going concern. Additional steps that management could implement to alleviate this substantial doubt would include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. However, there can be no assurances that the Company will be able to successfully complete these actions in the current environment. For further discussion of our liquidity position, see "Liquidity and Capital Resources."
The COVID-19 pandemic had an adverse effect on oil and natural gas prices, the demand for our services and our reported results for 2020, and may continue to negatively impact our business during 2021. The extent to which our operations will be impacted by the pandemic will depend largely on future developments, including the severity of the pandemic, actions by government authorities to contain it or treat its impact and success of those efforts. These are highly uncertain and cannot be accurately predicted. We will continue to monitor the developments relating to COVID-19 and the volatility in oil and natural prices closely, and will follow health and safety guidelines as they evolve.
Results of Operations
Revenues
Consolidated revenues decreased by 27% to $411.4 million in 2020 from $567.3 million in 2019. This decrease was due to decreased customer activity, particularly in our Water Logistics and Completion & Remedial Services segments, as exploration and production companies significantly reduced their capital expenditure activity during 2020 due to low oil commodity pricing. Our reportable segment revenues consisted of the following:

	Year Ended December 31,
	2020		2019
(dollars in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Well Servicing	$212,817	52%	$226,966	40%
Water Logistics	138,935	34%	199,816	35%
Completion & Remedial Services	59,623	14%	140,468	25%
Total revenues	$411,375	100%	$567,250	100%

The following table includes certain operating statistics related to our Well Servicing segment. This table does not include revenues and profits associated with our legacy rig manufacturing operations:

Well Servicing	Weighted Average Number of Rigs	Rig Hours	Rig Utilization Rate	Revenue per Rig Hour	Segment Profits %
2020	515	472,300	34%	$439	18%
2019	308	595,400	68%	$359	21%
Well Servicing revenues decreased by 6% to $212.8 million in 2020, compared to $227.0 million in 2019. The decrease in revenue was partially offset by the March 9, 2020 acquisition of CJWS. Rig utilization decreased to 34% in 2020 from 68% during 2019. Our weighted average number of well servicing rigs increased to 515 in 2020 from 308 during 2019 primarily due to the CJWS acquisition in the first quarter of 2020. We experienced an increase of 22% in revenue per rig hour to $439 during 2020 from $359 during 2019, due to increased mix of higher rate work in the California markets resulting from an increased presence in that market following the CJWS transaction. The acquisition of CJWS contributed $103.9 million of revenues to the Well Servicing segment.
The following table includes certain operating statistics related to our Water Logistics segment:

Water Logistics	Pipeline Volumes (in bbls)	Trucking Volumes (in bbls)	Weighted Average Number of Water Logistics Trucks	Truck Hours	Revenue (in thousands)	Segment Profits
2020	14,070,000	18,557,000	1,193	1,145,000	$138,935	19%
2019	14,163,000	27,139,000	799	1,570,100	$199,816	29%
Water Logistics revenue decreased by 30% to $138.9 million in 2020, compared to $199.8 million in 2019 due to decreases in the trucking line of business resulting from a strategic shift towards higher margin pipeline-based disposals. Pipeline disposal volumes decreased 1% to 14.1 million barrels in 2020 compared to 14.2 million barrels in 2019. Our weighted average number of water logistics trucks increased to 1,193 in 2020 from 799 in 2019, primarily from the CJWS acquisition in the first quarter of 2020. The acquisition of CJWS contributed $36.2 million of revenues to the Water Logistics segment.

The following table includes certain information related to our Completion & Remedial Services segment:

Completion & Remedial Services	Revenues (in thousands)	Segment Profits %
2020	$59,623	13%
2019	$140,468	30%
Completion & Remedial Services revenue decreased by 58% to $59.6 million in 2020, compared to $140.5 million in 2019. Revenues declined primarily due to pricing pressures coupled with decreased completion activity as decreased commodity prices resulted in decreased drilling and completion activity by our customers throughout the year. The acquisition of CJWS contributed $17.4 million of revenues to the Completion & Remedial Services segment.
Costs of Services
Consolidated costs of services, which primarily consist of labor costs, including workers’ compensation and health insurance, and maintenance and repair costs, decreased by 20% to $338.1 million in 2020 from $421.5 million in 2019, due to decreases in activity and corresponding decreases in employee headcount and wages to adapt to current activity levels.
Costs of services for the Well Servicing segment decreased by 4% to $174.0 million in 2020 as compared to $181.5 million in 2019, due to reduced activity and headcount. The acquisition of CJWS contributed $82.7 million of costs of services to this segment in 2020. Segment profits as a percentage of segment revenues decreased to 18% of revenues in 2020 from 21% of revenues in 2019 due to decreased pricing for our services in 2020.
Costs of services for the Water Logistics segment decreased by 21% to $112.2 million in 2020 from $141.4 million in 2019 due to reduced activity levels and headcount. The acquisition of CJWS contributed $27.1 million of costs of services to this segment in 2020. Segment profits as a percentage of segment revenues decreased to 19% in 2020 from 29% in 2019, due to decreased pricing for our services in 2020.
Costs of services for the Completion & Remedial Services segment decreased by 47% to $51.8 million in 2020 from $98.7 million in 2019, due to reduced activity levels and headcount. The acquisition of CJWS contributed $10.9 million of costs of services to this segment in 2020. Segment profits as a percentage of segment revenues decreased to 13% in 2020 compared to 30% in 2019, due to decreased pricing for our services in 2020.
Selling, General and Administrative Expenses
Consolidated selling, general and administrative expenses decreased by $17.4 million or 15% to $98.1 million in 2020 from $115.5 million in 2019. This decrease was despite the March 9, 2020 acquisition of CJWS, which contributed $20.6 million of selling, general and administrative costs in 2020, and was due to the Company's cost reduction initiatives in 2020. Stock-based compensation expense was $1.5 million during 2020 compared to $8.7 million during 2019.
Depreciation and Amortization Expenses
Consolidated depreciation and amortization expense was $52.5 million during 2020, a decrease of 24% from $69.5 million in 2019. The decrease in depreciation and amortization expense was due to impairments of certain long-lived property and equipment assets in the first quarter of 2020 and decreased capital spending in 2020. During 2020, we incurred $7.8 million for cash capital expenditures and $1.6 million for finance leases, compared to $55.4 million for cash capital expenditures and $7.9 million for finance leases in 2019.
Impairments and Other Charges
The following table summarizes our impairments and other charges:

	Year Ended December 31,
(in thousands)	2020	2019
Long lived asset impairments	$88,697	$—
Goodwill impairments	19,089	—
Inventory write-downs	5,281	5,266
Transaction costs	4,734	2,153
Field restructuring	351	—
Executive departure	—	843
Total impairments and other charges	$118,152	$8,262
Long-lived asset impairments - The reduction in demand for our services beginning in March 2020 for each of our businesses was an indicator that our long-lived assets could be impaired. Our impairment testing indicated

that our Well Servicing segment long-lived assets were not recoverable. The estimated fair value of the Well Servicing segment assets was determined to be below its carrying value and as a result we recorded impairments of property and equipment totaling $86.0 million and write-downs of component parts inventory totaling $4.8 million as of March 31, 2020. As of December 31, 2020, we recorded an additional $2.7 million impairment of long-lived assets related to certain real property yard and facility locations that we no longer use.
Goodwill impairments - The Company recorded goodwill of $19.1 million in connection with the acquisition of CJWS, which was allocated to our Well Servicing and Water Logistics reporting units. On March 31, 2020, due to the reduction in demand for our services, we determined that the fair value of the Well Servicing reporting unit was less than its carrying value, which resulted in a goodwill impairment of $10.6 million for this reporting unit. As part of our annual goodwill impairment test, we determined that the remaining fair value of the Water Logistics reporting unit was less than its carrying value, which resulted in a goodwill impairment of $8.5 million for this reporting unit.
Inventory write-downs - In connection with the downturn in our business, we recorded a $4.8 million write-down of certain parts inventory in our Well Servicing segment in the first quarter of 2020. We also recorded a $5.3 million write-down of certain parts inventory in our Well Servicing segment during 2019 due to obsolescence.
Transaction costs - In response to the downturn in our business, and in connection with our plans to adjust our capital structure accordingly, we incurred $4.7 million of legal and professional consulting costs, including costs associated with the Exchange Offer. For further discussion of the Exchange Offer, see Note 4. "Indebtedness and Borrowing Facility" in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Field restructuring costs - In 2020, we incurred $0.4 million of costs associated with yard closures in connection with our field restructuring initiative.
Executive departure - In 2019, we incurred $0.8 million in costs related to the departure of our Chief Executive Officer.
Acquisition Related Costs
Acquisition related costs includes CJWS Transaction-related costs, including approximately $8.9 million of external legal and consulting fees and due diligence costs, along with other costs associated with the CJWS acquisition, including severance costs paid to CJWS employees pursuant to the Purchase Agreement.
Loss (Gain) on Disposal of Assets
During 2020, we sold non-strategic property and equipment as part of our continuing operations. We received $14.7 million of proceeds and recognized a $3.5 million net gain on the sale of these assets. During 2019, we also sold non-strategic property and equipment assets. We received $6.6 million of proceeds and recognized a $4.0 million net loss on the sale of these assets.
Gain on Derivative
The Company's derivative liability relates to our make-whole obligation to our majority shareholder for the Senior Notes they contributed to the purchase consideration for the CJWS acquisition. The notional amount of the make-whole obligation was $28.5 million and the fair value was $4.8 million at December 31, 2020. The fair value of the derivative liability was based on a credit-adjusted recovery value based on the trading value of our Senior Notes. The fair value of the derivative liability resulted in a net $4.9 million gain in 2020. On March 31, 2021, the Company negotiated a settlement of the Make-Whole Reimbursement obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. “Subsequent Event” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the settlement of the Make-Whole Reimbursement.
Interest Expense, net
The Company’s net interest expense consisted of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Cash payments for interest	$37,322	$39,248
Amortization of debt discounts and issuance costs	8,845	3,392
Change in accrued interest	513	86
Interest Income	(63)	(509)
Other	363	161
Interest expense, net	$46,980	$42,378

Consolidated net interest expense increased to $47.0 million in 2020 from $42.4 million in 2019. The increase in net interest expense in 2020 was primarily due to additional interest expense related to our increased average outstanding debt during 2020, increased amortization of debt discounts, and the $1.1 million accelerated amortization of deferred financing cost assets following amendments to the ABL Facility during 2020.
Income Tax (Benefit) Expense
Income tax benefit was $3.8 million in 2020 compared to $0.0 million of income tax expense in 2019. Our effective tax rate was 1.51% in 2020, compared to an effective tax rate of negative 0.02% in 2019. The tax benefit during 2020 was generated from the impact of long-lived asset impairments recorded during 2020 and the composition of deferred tax liabilities acquired as part of the March 2020 acquisition of CJWS. During 2019, we filed an amended 2007 federal tax return under section 172(f) of the Internal Revenue Code of 1986, as amended, which allowed us to claim a refund of $1.9 million of 2007 taxes.
Discontinued Operations
During the year ended December 31, 2019, based on the Company's evaluation of the demand for pressure pumping and contract drilling services, we decided to divest substantially all of our contract drilling rigs, pressure pumping equipment and related ancillary equipment, with a carrying value of $91.8 million. A significant majority of the assets were divested in the first quarter of 2020 and proceeds from sale of assets related to discontinued operations totaled $42.7 million and $10.7 million for the year ended December 31, 2020 and 2019, respectively. The Company is pursuing opportunities to sell the remainder of these non-strategic assets. For further discussion of financial results for discontinued operations, see Note 1, "Description of Business - Discontinued Operations" in the notes to our consolidated financial statements included in this Annual Report on Form 10-K.
Supplemental Non-GAAP Financial Measures - Adjusted EBITDA
Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, the Company believes Adjusted EBITDA is a useful supplemental financial measure used by management and directors and by external users of its financial statements, such as investors, to assess:
•The financial performance of its assets without regard to financing methods, capital structure or historical cost basis;
•The ability of its assets to generate cash sufficient to pay interest on its indebtedness; and
•Its operating performance and return on invested capital as compared to those of other companies in the oilfield services industry.
Adjusted EBITDA has limitations as an analytical tool and should not be considered an alternative to net income, operating income, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income and operating income, and these measures may vary among other companies.

The following table presents a reconciliation of net loss from continuing operations to Adjusted EBITDA:

	Year Ended December 31,
(in thousands)	2020	2019
Net loss from continuing operations	$(249,208)	$(91,401)
Income tax (benefit) expense	(3,832)	21
Interest expense, net	46,980	42,378
Depreciation and amortization	52,537	69,489
(Gain) loss on disposal of assets	(6,138)	2,135
Gain on derivative	(4,866)	—
Long lived asset impairments	88,697	—
Acquisition related costs	21,635	—
Goodwill impairments	19,089	—
Inventory write-downs	5,281	5,266
Transaction costs	4,734	2,153
Significant insurance claim	3,819	—
Significant provision for credit losses	2,889	—
Stock-based compensation	1,532	8,714
Reactivation costs	1,153	—
Field restructuring costs	351	—
Other professional fees	345	—
Executive departure	—	843
Adjusted EBITDA	$(15,002)	$39,598

Liquidity and Capital Resources
Historically, our primary capital resources have been our cash and cash equivalents, cash flows from our operations, availability under our revolving credit facility (the “ABL Facility”), and the ability to enter into finance leases. During 2020, we also generated liquidity through additional secured indebtedness and proceeds from the sale of non-strategic assets. At December 31, 2020, our sources of liquidity included our cash and cash equivalents of $1.9 million, the potential sale of non-strategic assets, and potential additional secured indebtedness. We were restricted from borrowing under the ABL Facility at December 31, 2020.
Certain covenants, such as a consolidated fixed charge coverage ratio and cash dominion provisions in the ABL Facility, spring into effect if our Availability (as defined under the ABL Facility) falls below $9.4 million. To avoid triggering the consolidated fixed charge coverage ratio and cash dominion covenants during 2020, we advanced $8.1 million, net, of our available cash to the Administrative Agent of the ABL Facility, which increased the Availability under the ABL Facility. As of March 26, 2021, the amount we had advanced to the Administrative Agent increased to $15.5 million.
The ABL Credit Facility has a covenant whereby the Company would be in default if the report of its independent registered public accounting firm on the Company’s annual financial statements included a going concern qualification or like exemption. On March 31, 2021, the Company obtained a waiver under the ABL Credit Facility with respect to any such default arising with respect to the 2020 audited financial statements and also agreed to reduce the maximum aggregate principal amount of the ABL Credit Facility from $75 million to $60 million. As a result, the Company is in compliance with the covenants under the ABL Credit Agreement.
The downturn in the energy markets has negatively impacted our liquidity and ability to comply with debt covenants that may be required under the Senior Notes and the ABL Facility. Based on our operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or covenants were to come into effect under our debt instruments, we will have difficulty complying with certain of such obligations. Failure to comply with certain covenants will result in an event of default under the ABL Facility, which will result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could accelerate the maturity of our outstanding indebtedness, making it immediately due and payable, and we will not have sufficient liquidity to repay those amounts without additional sources of debt or equity financings.
We had difficulty paying for our contractual obligations as they became due in 2020, and we continue to have this difficulty in 2021. Due to our current capital structure, working capital position, and the uncertainty of our future results of operations and operating cash flows, there is substantial doubt as to the ability of the Company to continue as a going concern. Additional steps that management could implement to alleviate this substantial doubt would include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. However, there can be no assurances that the Company will be able to successfully complete these actions in the current environment.
As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may access the capital markets or seek to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, repurchases of our common stock or outstanding debt, debt-for-debt or debt-for-equity exchanges, refinancings, private or public equity or debt raises and rights offerings. Many of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.
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
Cash Flows from Operating Activities
Net cash used by operating activities was $20.2 million in 2020, compared to net cash provided by operating activities of $20.2 million in 2019. The $40.4 million decrease was primarily due to lower revenues and operating margins during 2020.
Cash Flows from Investing Activities
Net cash used by investing activities in 2020 totaled $9.8 million compared to $39.3 million during 2019. This change was due to $47.5 million in decreased capital expenditures and $40.1 million of increased proceeds from the sale of assets in 2020. These changes were partially offset by the $59.4 million of cash consideration paid at closing in the CJWS acquisition in 2020. The sale of assets related to our discontinued operations generated proceeds of $42.7 million and $10.7 million in 2020 and 2019, respectively.
Cash Flows from Financing Activities
Net cash provided by financing activities was $3.8 million in 2020, compared to net cash used in financing activities of $35.0 million in 2019. This change was primarily due to proceeds of $15.0 million from the Senior Secured Promissory Note issued in connection with the CJWS Transaction and proceeds of $15.0 million from the Second Lien Delayed Draw Promissory Note used for working capital purposes.
Cash Requirements
As of December 31, 2020, we had no borrowings under the ABL Facility, $330.0 million of aggregate principal amount of indebtedness, and $17.0 million of finance lease obligations. See Note 4. "Indebtedness and Borrowing Facility" in the notes to our consolidated financial statements included elsewhere in this Form 10-K for further discussion of our outstanding debt. Our interest payments for our indebtedness are expected to be approximately $34 million in 2021. In 2021, we have planned capital expenditures ranging from $20 to $25 million. On March 31, 2021, the Company negotiated a settlement of the Make-Whole Reimbursement obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. “Subsequent Event” in the notes to our consolidated financial statements included elsewhere in this Annual Report on Form 10-K for more information about the settlement of the Make-Whole Reimbursement.

Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.
Critical Accounting Policies and Estimates
The preparation of financial statements in conformity with United States GAAP requires management to make estimates and assumptions. These estimates and assumptions affect the amounts reported in our Consolidated Financial Statements and notes. We base our estimates on historical experience, current trends and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from these estimates, and estimates are subject to change due to modifications in the underlying conditions or assumptions. Below are expanded discussions of our more significant accounting policies, estimates and judgments, i.e., those that reflect more significant estimates and assumptions used in the preparation of our financial statements. A complete summary of these policies is included in Note 2. "Summary of Significant Accounting Policies" of the notes to our consolidated financial statements.
Impairments - We have a variety of long-lived assets on our balance sheet including property, plant and equipment, goodwill, and other intangible assets. Impairment is the condition that exists when the carrying amount of a long-lived asset exceeds its fair value, and any impairment charge that we record reduces our operating income. We conduct impairment tests of goodwill annually, as of December 31 each year, or more frequently whenever events or changes in circumstances indicate an impairment may exist. We conduct impairment tests on long-lived assets, other than goodwill, whenever events or changes in circumstances indicate that the carrying value may not be recoverable.
When conducting an impairment test on long-lived assets, other than goodwill, we first group individual assets based on the lowest level for which identifiable cash flows are largely independent of the cash flows from other assets. This requires some judgment. We then compare estimated future undiscounted cash flows expected to result from the use and eventual disposition of the asset group to its carrying amount. If the undiscounted cash flows are less than the asset group's carrying amount, we then determine the asset group's fair value by using discounted cash flow analysis. This analysis is based on estimates such as management's short-term and long-term forecast of operating performance, including revenue growth rates and expected profitability margins, estimates of the remaining useful life and service potential of the assets within the asset group, terminal value growth rate, and a discount rate, based on our weighted average cost of capital, used in the discounted cash flow model. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value. As part of goodwill impairment testing, fair value is determined by using a combination of the income approach and the market approach. The income approach estimates the fair value by using forecasted revenues and operating cash flows, estimating terminal values and associated growth rates, and discounting them using an estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. The market approach involves the selection of the appropriate peer group companies and valuation multiples. See Note 11. "Impairments and Other Charges" in the consolidated financial statements for further discussion of impairments recorded during the year ended December 31, 2020.
Litigation, Self-Insured Risk Reserves, and Other Contingent Liabilities - Litigation, self-insured risk reserves, and other loss contingencies are uncertain and unresolved matters that arise in the ordinary course of business and result from events or actions by others that have the potential to result in a future loss. The preparation of our consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses and related disclosures as well as disclosures about any contingent assets and liabilities. We estimate our reserves related to litigation, self-insured risks, and other contingencies based on the facts and circumstances specific to a particular matter and our past experience with similar claims. The actual outcome of litigation, insured claims, and other contingencies could differ materially from estimated amounts.  We are self-insured up to retention limits with regard to workers’ compensation, general liability claims, and medical and dental coverage of our employees. We have deductibles per occurrence for workers’ compensation, general liability claims, and medical and dental coverage of $2 million, $1 million, and $0.4 million, respectively. We maintain accruals in our consolidated balance sheets related to self-insurance retentions based upon our claims history.
Acquisition Purchase Price Allocations - We account for acquisitions of businesses using the acquisition method of accounting in accordance with Accounting Standards Codification ("ASC") No. 805 "Business Combinations," which requires the allocation of the purchase price consideration based on the fair values of the assets and liabilities acquired. We estimate the fair values of the assets and liabilities acquired using accepted valuation methods, and, in many cases, such estimates are based on our judgments as to the future operating cash flows expected to be generated from the acquired assets throughout their estimated useful lives. Following the March 9, 2020 acquisition of CJWS, we accounted for the various assets (including intangible assets) and liabilities acquired and issued as consideration based on our estimates of their fair values. Goodwill represents the excess of acquisition purchase price consideration over the estimated fair values of the net assets acquired. Our estimates and judgments of the fair value of acquired businesses could prove to be inexact, and the use of inaccurate fair value estimates could result in the improper allocation of the acquisition purchase price consideration to acquired assets and liabilities, which could result in asset impairments, the recording of previously unrecorded liabilities, and other financial statement adjustments. The difficulty in estimating the fair values of acquired assets and liabilities is increased during periods of economic uncertainty.
Recent Accounting Pronouncements
See Note 2. "Summary of Significant Accounting Policies,” to the Consolidated Financial Statements for a description of the recent accounting pronouncements.
ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Basic Energy Services, Inc.

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Basic Energy Services, Inc.:
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Basic Energy Services, Inc. and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the years then ended, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.
Going Concern
The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the recent decline in the customers’ demand for the Company’s services has had a material adverse impact on the financial condition of the Company, resulting in recurring losses from operations, a net capital deficiency, and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Impairment of Long-Lived Assets
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company evaluates the recoverability of long-lived assets, including property and equipment whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may not be recoverable. During March 2020, the Company experienced a significant reduction in demand for their services as a result of multiple significant factors impacting supply and demand in the global oil and natural gas markets. The Company considered the significant reduction in demand for their services as an indicator that certain long-lived tangible assets may be impaired as of March 31, 2020. As a result, the Company performed an impairment test for certain long-lived assets in the Well Servicing and Completion & Remedial Services segments which included property and equipment acquired as part of the March 9, 2020 acquisition of C&J Well Servicing, Inc., and determined the estimated fair value for these assets using discounted cash flows. The Company recorded impairment expenses of property and equipment assets of $84.2 million.
We identified the evaluation of the impairment analysis for long-lived assets in the Well Servicing and Completion & Remedial segments as a critical audit matter. Testing the forecasted revenues, terminal value growth rates, and the discount rates used in the discounted cash flow model involved a high degree of subjectivity and complex auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s impairment of long-lived asset process including controls over the forecasted revenues, terminal value growth rates, and the discount rates utilized in the fair value measurement. We evaluated the reasonableness of the Company’s forecasted revenues for the Well Servicing and Completion & Remedial segments by comparing them to historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the reasonableness of the terminal value growth rates by comparing them to economic growth forecasts and industry trends
•evaluating the Company’s discount rates by comparing them against discount rates that were independently developed using publicly available third-party market data for comparable entities.
Goodwill Impairment of the Well Servicing and Water Logistics reporting units
As discussed in Notes 2 and 11 to the consolidated financial statements, the Company acquired C&J Well Services, Inc. on March 9, 2020, which resulted in the Company recording $19.1 million of goodwill as part of the acquisition, of which $10.6 million and $8.5 million were allocated to the Well Servicing and Water Logistics reporting units, respectively. Management determined as of March 31, 2020, that given the significant downturn in the economy, the carrying value of the goodwill established at March 9, 2020, likely exceeded its fair value, and performed impairment testing using a discounted cash flow model. As a result, the Company recorded impairment of the goodwill in the Well Servicing reporting unit of $10.6 million.
We identified the evaluation of the goodwill impairments of the Well Servicing and Water Logistics reporting units as a critical audit matter. Testing the forecasted revenues, terminal value growth rate, and discount rates used in the discounted cash flow model involved a high degree of subjectivity and complex auditor judgment.
The following are the primary procedures we performed to address this critical audit matter. We evaluated the design of certain internal controls over the Company’s goodwill impairment process including controls over the forecasted revenues, terminal value growth rates, and the discount rates utilized in the fair value measurement of the Well Servicing and Water Logistics reporting units. We evaluated the reasonableness of the Company’s forecasted revenues for the Well Servicing and Water Logistics reporting units by comparing them to historical actual results. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in:
•evaluating the reasonableness of the terminal value growth rates by comparing them to economic growth forecasts and industry trends
•evaluating the Company’s discount rates by comparing them against discount rates that were independently developed using publicly available third-party market data for comparable entities.
We have served as the Company’s auditor since 1992.
KPMG
Dallas, Texas
March 31, 2021

Basic Energy Services, Inc.
Consolidated Statements of Operations

	Year Ended December 31,
(Dollars in thousands, except per share amounts)	2020		2019

Revenues	$411,375		$567,250

Costs of services, excluding depreciation and amortization	338,067	0	421,549
Selling, general and administrative	98,048		115,464
Depreciation and amortization	52,537		69,489
Impairment and other charges	118,152		8,262
Acquisition related costs	21,635		—
Loss (gain) on disposal of assets	(6,138)		2,135
Total operating expenses	622,301		616,899

Operating loss	(210,926)		(49,649)

Interest expense, net	(46,980)		(42,378)
Gain on derivative	4,866		—
Other income	—		647
Loss from continuing operations before income taxes	(253,040)		(91,380)
Income tax (benefit) expense	(3,832)		21
Loss from continuing operations	(249,208)		(91,401)
Loss from discontinued operations	(18,967)		(90,497)
Net loss	$(268,175)		$(181,898)

Loss from continuing operations per share, basic and diluted	$(10.00)		$(3.50)
Loss from discontinued operations per share, basic and diluted	$(0.76)		$(3.46)
Net loss per share, basic and diluted	$(10.76)		$(6.96)

See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Balance Sheets

	December 31,
(in thousands)	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,902	$36,217
Restricted cash	8,083	—
Trade accounts receivable, net	60,351	99,739
Inventories	8,716	20,262
Assets held for sale	4,383	55,149
Prepaid expenses and other current assets	12,010	9,021
Total current assets	95,445	220,388
Property and equipment, net	210,563	297,113
Operating lease right-of-use assets	9,614	14,540
Intangible assets, net	6,178	2,603
Other assets, net	27,273	15,830
Total assets	$349,073	$550,474

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$64,944	$60,002
Accrued expenses	55,264	39,230
Current portion of insurance reserves	22,587	15,814
Current portion of finance lease liabilities	7,520	18,738
Current portion of operating lease liabilities	1,936	4,906
Other current liabilities	8,371	9,494
Total current liabilities	160,622	148,184
Long-term debt, net	317,763	308,365
Insurance reserves	19,636	16,582
Asset retirement obligations	9,697	9,044
Operating lease liabilities	8,488	9,634
Other long-term liabilities	13,499	17,542
Total liabilities	529,705	509,351

Series A Participating Preferred Stock; $0.01 par value; 5,000,000 authorized and 118,805 and zero shares outstanding at December 31, 2020 and 2019, respectively	22,000	—
Stockholders' equity (deficit):
Common stock, $0.01 par value: 198,805,000 and 80,000,000 shares authorized, 27,912,059 and 27,912,059 shares issued, and 24,899,932 and 24,904,485 shares outstanding at December 31, 2020 and 2019, respectively	279	279
Additional paid-in capital	493,767	472,594
Retained deficit	(691,344)	(423,169)
Treasury stock, at cost 3,012,127 and 3,007,574 shares at December 31, 2020 and 2019, respectively	(5,334)	(8,581)
Total stockholders' equity (deficit)	(202,632)	41,123
Total liabilities and stockholder's equity (deficit)	$349,073	$550,474
See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Cash Flows

	Year Ended December 31,
(in thousands)	2020	2019
Cash flows from operating activities:
Net loss	$(268,175)	$(181,898)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	52,537	114,657
Goodwill and other long-lived asset impairments	112,164	35,801
Inventory write-downs	5,281	10,607
Gain on derivative	(4,866)	—
Accretion of asset retirement obligation	1,924	1,051
Provision for expected credit losses, net of recoveries	10,268	4,686
Amortization of debt discounts and debt issuance costs	8,845	3,392
Stock-based compensation	1,532	8,714
Loss (gain) on disposal of assets	(3,503)	4,013
Deferred income taxes	(119)	—
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	67,750	40,455
Inventories	6,921	6,529
Prepaid expenses and other assets	(1,415)	7,483
Accounts payable	(4,806)	(36,371)
Accrued expenses	3,734	11
Other liabilities	(8,301)	1,057
Net cash (used in) provided by operating activities	(20,229)	20,187
Cash flows from investing activities:
Capital expenditures	(7,825)	(55,353)
Proceeds from sale of assets	57,384	17,297
Payments to acquire business, net of cash acquired	(59,350)	—
Payments for other long-term assets	—	(1,260)
Net cash used in investing activities	(9,791)	(39,316)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	53,000	—
Repayments of long-term debt	(46,952)	(29,364)
Repurchases of common stock	(15)	(5,121)
Payments of debt issuance costs	(720)	(469)
Other financing activities	(1,525)	—
Net cash provided by (used in) financing activities	3,788	(34,954)
Net decrease in cash, cash equivalents, and restricted cash	(26,232)	(54,083)
Cash and cash equivalents; beginning of period	36,217	90,300
Cash, cash equivalents and restricted cash; end of period	$9,985	$36,217
Supplemental cash flow information and non-cash investing and financing activities:
Interest paid	37,322	$39,248
Income taxes paid, net of refunds	—	(1,872)
Operating lease liabilities incurred from obtaining right-of-use assets	5,661	14,541
Finance lease liabilities incurred from obtaining right-of-use assets	1,553	7,941
Capital expenditures included in accounts payable	(620)	(2,806)
Issuance of Series A Participating Preferred Stock	22,000	—
Recognition of derivative liability	9,713	—
Other non-cash change in asset retirement obligations	(9)	7,362
See accompanying notes to consolidated financial statements.

Basic Energy Services, Inc.
Consolidated Statements of Stockholders’ Equity (Deficit)

			Additional Paid-In Capital				Total Stockholder's Equity (Deficit)
	Common Stock			Treasury		Retained Deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2018	26,990	$270	$464,264	242	$(3,835)	$(241,271)	$219,428
Issuances of restricted stock	922	9	(9)	73	(331)	—	(331)
Amortization of stock-based compensation	—	—	8,714	—	—	—	8,714
Purchase of treasury stock	—	—	(375)	2,692	(4,415)	—	(4,790)
Net loss	—	—	—	—	—	(181,898)	(181,898)
Balance at December 31, 2019	27,912	$279	$472,594	3,007	$(8,581)	$(423,169)	$41,123
Amortization of stock-based compensation	—	—	1,532	—	—	—	1,532
Vesting of stock awards	—	—	(3,263)	5	3,247	—	(16)
Acquisition related capital contribution	—	—	22,904	—	—	—	22,904
Net loss	—	—	—	—	—	(268,175)	(268,175)
Balance at December 31, 2020	27,912	$279	$493,767	3,012	$(5,334)	$(691,344)	$(202,632)

See accompanying notes to consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Consolidated Financial Statements
December 31, 2020 and 2019
1. Description of Business
Basic Energy Services, Inc. (“Basic” or the “Company”) provides a wide range of wellsite services to oil and natural gas drilling and producing companies, including well servicing, water logistics and completion and remedial services. The Company’s operations are concentrated in major United States onshore oil and natural gas producing regions located in Texas, California, New Mexico, Oklahoma, Arkansas, Louisiana, Wyoming, North Dakota and Colorado.
The Company’s reportable business segments are Well Servicing, Water Logistics, and Completion & Remedial Services. These segments are based on management’s resource allocation and performance assessment in making decisions regarding the Company. These reportable segments are described below:
Well Servicing: This segment encompasses a full range of services performed with a mobile well servicing rig, including the installation and removal of downhole equipment and elimination of obstructions in the well bore to facilitate the flow of oil and natural gas. These services are performed to establish, maintain and improve production throughout the productive life of an oil and natural gas well and to plug and abandon a well at the end of its productive life. The Company’s well servicing equipment and capabilities also facilitate most other services performed on a well. This segment also includes the manufacture and servicing of mobile well servicing rigs.
Water Logistics: This segment utilizes a fleet of trucks and related assets, including specialized tank trucks, storage tanks, water wells, disposal facilities, water treatment and related equipment. The Company employs these assets to provide, transport, store and dispose of a variety of fluids. These services are required in most workover, completion and remedial projects as well as part of daily producing well operations. Also included in this segment are the Company's construction services, which provide services for the construction and maintenance of oil and natural gas production infrastructures.
Completion & Remedial Services: This segment utilizes coiled tubing services, air compressor packages specially configured for underbalanced drilling operations, an array of specialized rental equipment and fishing tools and thru-tubing units.
Current Environment, Liquidity and Going Concern
Demand for services offered by our industry is a function of our customers’ willingness and ability to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of commodity prices.
Industry conditions during 2020 were greatly influenced by factors that impacted supply and demand in the global oil and natural gas markets, including a global outbreak of the novel coronavirus ("COVID-19") and the announced price reductions and possible production increases by members of Organization of the Petroleum Exporting Countries (“OPEC”) and other oil exporting nations. As a result, the posted price for West Texas Intermediate oil ("WTI") declined sharply during early 2020 from 2019.
This decline in oil and natural gas prices, and the consequent impact on industry exploration and production activity, has adversely impacted the level of drilling and workover activity by our customers. As a result of these weak energy sector conditions and lower demand for our products and services, customer contract pricing, our operating results, our working capital and our operating cash flows have been negatively impacted during 2020. During the last half of 2020, we had difficulty paying for our contractual obligations as they came due, and we continue to have this difficulty in 2021. Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures.
While market prices for oil and natural gas have improved in early 2021, the overall trends in our business have not yet recovered. We expect that demand for our services will increase as a result of these higher oil and natural gas prices; however, we are unable to predict when this increased demand and the resulting improvement in our results of operations will occur.
Our liquidity and ability to comply with debt covenants that may be required under the 10.75% Senior Secured Notes due 2023 (the "Senior Notes") and the revolving credit facility (the "ABL Facility") have been negatively impacted by the downturn in the energy markets, volatility in commodity prices and their effects on our customers and us, as well as general macroeconomic conditions.
Based on our current operating and commodity price forecasts and capital structure, we believe that if certain financial ratios or cash dominion covenants were to come into effect under our debt instruments, we will have difficulty complying with certain of such obligations. Certain covenants, such as consolidated fixed charge coverage ratio and cash dominion provisions in the ABL Facility spring into effect under certain triggers defined in the ABL Credit Agreement, as amended, for so long as such applicable trigger period is in effect. Additionally, certain triggers in the ABL Facility increase certain financial and borrowing base reporting requirements for so long as such applicable trigger period is in effect. Failure to comply, for example, with a “springing” consolidated fixed charge coverage ratio requirement under the ABL Facility would result in an event of default under the ABL Facility, which would result in a cross-default under the Senior Notes. If an event of default were to occur, our lenders could, in addition to other remedies such as charging default interest, accelerate the maturity of the outstanding indebtedness, making it immediately due and payable, and we may not have sufficient liquidity to repay those amounts.
To avoid triggering these consolidated fixed charge coverage ratios and cash dominion covenants as of June 30, 2020, in early July 2020 we repaid the $2.6 million amount of borrowings that was previously outstanding under our ABL Facility, and during the third and fourth quarter of 2020, we advanced $8.1 million, net, of our available cash balance to the Administrative Agent. Also beginning during the third quarter of 2020, we are currently subject to the increased financial and borrowing base information reporting. As of March 26, 2021, the amount of cumulative net advances of our available cash balance to the Administrative Agent has been increased to $15.5 million. As of December 31, 2020, we had no borrowings under the ABL Facility and approximately $325.3 million of total other indebtedness, net of discount and deferred financing costs, including $300 million of aggregate principal amount due under the Senior Notes, a $15.0 million Senior Secured Promissory Note, a $15.0 million Second Lien Delayed Draw Promissory Note, and finance lease obligations in the aggregate amount of $17.0 million. Additionally, on March 31, 2021, the Company negotiated a settlement of a significant contractual obligation with Ascribe III Investments LLC ("Ascribe") in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. “Subsequent Event” for more information about the settlement of this obligation.
We continue to have difficulty paying for our contractual obligations as they come due. Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures. The recent decline in the customers’ demand for our services has had a material adverse impact on the financial condition of the Company, resulting in recurring losses from operations, a net capital deficiency, and liquidity constraints that raise substantial doubt about its ability to continue as a going concern. Among the other steps that our management may or is implementing to attempt to alleviate this substantial doubt include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. In addition, we had a significant contractual obligation to pay cash or issue additional 10.75% Senior Secured Notes due 2023 to our largest shareholder, Ascribe, resulting from our acquisition of CJWS. On March 31, 2021, the Company negotiated a settlement of this obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. “Subsequent Event” for more information about the settlement of this obligation.
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
We are engaged in ongoing discussions regarding our liquidity and financial situation with representatives of the lenders under the ABL Credit Facility, and have received from the lenders under the ABL Credit Facility a waiver of the default that otherwise would have arisen under the ABL Credit Facility as a result of the “going concern” disclosures described above. We also are evaluating certain strategic alternatives including financings, refinancings, amendments, waivers, forbearances, asset sales, debt issuances, exchanges and purchases, a combination of the foregoing, or other out-of-court or in-court bankruptcy restructurings of our debt to address these matters, which may include discussions with holders of the Company’s 10.75% Senior Secured Notes due 2023 for a comprehensive de-leveraging transaction.
If the Company is unable to effectuate a successful debt restructuring, the Company expects that it will continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether the Company will implement any action as a result of these strategic initiatives, whether the implementation of one or more such actions will be successful, whether the Company will be able to effect a refinancing of its Senior Notes or otherwise access the capital markets, or the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance its indebtedness. A failure to address the Company’s level of corporate leverage in the near-term will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service or refinance its corporate debt as it becomes due.
Concentrations of Risk
The Company’s customer base consists primarily of multi-national and independent oil and natural gas producers. The Company performs ongoing credit evaluations of its customers but generally does not require collateral on its trade receivables. The Company maintains an allowance for potential credit losses for its trade receivables. For the year ended December 31, 2020, one customer represented 22% of consolidated revenue. Financial instruments, which potentially subject the Company to concentration of credit risk, consist primarily of temporary cash investments and trade receivables. The Company restricts investment of temporary cash investments to financial institutions with high credit standing.
Acquisition of C&J Well Services, Inc.
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
Pursuant to the Purchase Agreement, among other things, (i) Seller transferred and delivered to the Company and the Company purchased and acquired from Seller, all of the issued and outstanding shares of capital stock of CJWS held by Seller (the "Stock Purchase"); (ii) as a portion of the consideration for the Stock Purchase, Ascribe, on behalf of the Company, conveyed to Seller certain 10.75% Senior Secured Notes due October 2023 (the "Senior Notes") issued by the Company to Ascribe in an aggregate par value amount equal to $34.4 million (the "Ascribe Senior Notes"); and (iii) Ascribe entered into an Exchange Agreement, dated March 9, 2020, with the Company (the "Exchange Agreement") pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for (a) 118,805 shares of newly issued preferred stock, designated as "Series A Participating Preferred Stock," par value $0.01 per share, of the Company (the "Series A Preferred Stock") and (b) an amount in cash for accrued interest on the Ascribe Senior Notes approximately equal to $1.5 million (the "Exchange Transaction" and, together with the Stock Purchase and the other transactions contemplated by the Purchase Agreement, the "CJWS Transaction"). For further discussion of the Series A Preferred Stock, see Note 6. "Series A Participating Preferred Stock."
Pursuant to the Purchase Agreement, Seller received consideration in the aggregate amount of $95.7 million comprised of (a) cash consideration paid at closing equal to $59.4 million (which was subject to post-closing working capital adjustments) and (b) the Ascribe Senior Notes transferred to Seller by Ascribe (on behalf of the Company) as described above. In connection with the CJWS Transaction, pursuant to the Purchase Agreement, Ascribe has certain contingent obligations to the Seller to make Seller whole on the par value of the Ascribe Senior Notes as of the earlier of the first anniversary of the closing of the Stock Purchase, a bankruptcy of the Company, or a change of control of the Company (the "Make-Whole Payment"). Considering this contingent Make-Whole Payment by Ascribe to the Seller, the fair value of the Ascribe Senior Notes issued to the Seller on March 9, 2020, was $36.3 million. If Ascribe is required to pay the Make-Whole Payment to Seller pursuant to the Purchase Agreement, the Company will be required to reimburse to Ascribe the amount of such Make-Whole Payment (such amount, the "Make-Whole Reimbursement Amount") either (i) in cash (a) to the extent the Company has available cash (as determined by an independent committee of the Company's board of directors) and (b) subject to satisfaction of certain "Payment Conditions" set forth in the ABL Credit Agreement (as defined below) or (ii) if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash pursuant to clause "(i)" of this paragraph, in additional Senior Notes as permitted under the Indenture. In consideration of providing the Make-Whole Payment to Seller, the Company paid Ascribe $1.0 million in cash at the closing of the CJWS Transaction. The Company's obligation to Ascribe associated with the Make-Whole Reimbursement Amount is reflected as a derivative instrument in accordance with Accounting Standards Codification ("ASC") No. 815 "Derivatives and Hedging" ("ASC 815") with an initial fair value of approximately $9.7 million based on a risk-adjusted market differential between the fair value of the Ascribe Senior Notes and their $34.4 million par value as of the March 9, 2020, closing date. Changes in fair value of the Make-Whole Reimbursement Amount each period are "marked to market" and charged or credited to Gain (Loss) on Derivative in the accompanying consolidated statements of operations. The fair value of the Make-Whole Reimbursement Amount liability as of December 31, 2020, is approximately $4.8 million and results in $4.9 million of derivative gain during the year ended December 31, 2020. The Make-Whole Reimbursement Amount liability is classified within Other Current Liabilities in the accompanying balance sheet. On March 31, 2021, the Company negotiated a settlement of the Make-Whole Reimbursement obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. “Subsequent Event” for more information about the settlement of this obligation.
Of the cash consideration paid to the Seller, $15.0 million was funded from a Senior Secured Promissory Note to Ascribe. For a further discussion of the Exchange Agreement and the Senior Secured Promissory Note, see Note 4. "Indebtedness and Borrowing Facility."
The CJWS Transaction was considered an acquisition of a business and the Company applied the acquisition method of accounting. The impact of adjustments to the allocation of the purchase price recorded during the year was not material. The Company's allocation of the purchase price, including working capital adjustments, to the estimated fair value of the CJWS net assets is as follows:

(in thousands)	March 9, 2020
Current assets	$41,997
Property and equipment	63,418
Operating lease right-of-use-assets	734
Intangible assets	4,000
Other assets	1,859
Goodwill	19,089
Total assets acquired	131,097

Current liabilities	24,893
Long-term liabilities	12,051
Total liabilities assumed	36,944
Net assets acquired	$94,153
The allocation of purchase price includes approximately $19.1 million allocated to nondeductible goodwill recorded to our Well Servicing and Water Logistics segments based on relative fair values of these acquired lines of business. The acquired property and equipment is stated at fair value, and depreciation on the acquired property and equipment is computed using the straight-line method over the estimated useful lives of each asset. The acquired intangible assets represent approximately $4.0 million for the CJWS trade name that is stated at its estimated fair value and is amortized on a straight-line basis over an estimated useful life of 15 years.
In 2020, our revenues and pretax earnings included $157.5 million and $16.5 million (excluding the impact of asset impairments of $36.1 million), respectively, associated with the CJWS acquired operations after the closing on March 9, 2020. In addition, CJWS Transaction-related costs of approximately $9.0 million were incurred in 2020, consisting of external legal and consulting fees and due diligence costs. These CJWS Transaction related costs, along with other costs associated with the CJWS acquisition, including severance costs paid to CJWS employees pursuant to the Purchase Agreement, have been recognized in Acquisition Related Costs in the consolidated statements of operations.
Unaudited Pro Forma Information - The unaudited pro forma information presented below has been prepared to give effect to the CJWS Transaction as if it had occurred at the beginning of the periods presented. The unaudited pro forma information includes the impact from the allocation of the acquisition purchase price on depreciation and amortization and the impact on interest expense associated with acquisition financing. It also excludes the impact of the CJWS Transaction acquisition costs charged to earnings during the 2020 period. The unaudited pro forma information is presented for illustration purposes only and is based on estimates and assumptions the Company deemed appropriate. The following unaudited pro forma information is not necessarily indicative of the results that would have been achieved if the CJWS Transaction had occurred in the past, and should not be relied upon as an indication of the operating results that the Company would have achieved if the transaction had occurred at the beginning of the periods presented, and our operating results, or the future results that we will achieve, may be different from those reflected in the unaudited pro forma information below.

	Year Ended December 31,
(in thousands, except per share information)	2020	2019
Revenues	$469,180	$953,359
Loss from continuing operations	(234,260)	(103,749)
Loss from continuing operations per share, basic and diluted	$(9.40)	$(3.97)
Weighted average shares outstanding, basic and diluted	24,925	26,141
Discontinued Operations
During the third and fourth quarters of 2019, based on the Company's evaluation of the demand for pressure pumping and contract drilling services, the Company's management decided to divest all of its contract drilling rigs, and a majority of pressure pumping equipment and related ancillary equipment, having a combined net book value of $91.8 million. As a result of this strategic shift, the Company recorded a non-cash impairment charge of $32.6 million in 2019 to write down the value of the assets. The majority of the real estate and equipment was sold during late 2019 and the first half of 2020, with the remaining pumping and related assets, which are primarily real estate, classified as Other Current Assets or Other Assets on our Consolidated Balance Sheet. The Company is pursuing opportunities to sell the remainder of these non-strategic assets. The Company recorded an impairment on these remaining assets of $2.3 million at March 31, 2020 and an additional $2.0 million as of December 31, 2020. The Company recorded an impairment of $3.2 million in 2019 on contract drilling assets that were subsequently divested through auctions.
Assets and liabilities related to the discontinued operations are included in the Consolidated Balance Sheet as of December 31, 2020 and 2019 and are detailed in the table below:

	Year Ended December 31,
(in thousands)	2020	2019
Assets held for sale
Inventories	$—	$2,069
Operating lease right-of-use assets	—	1,659
Property and equipment, net	1,523	50,496
Total assets held for sale	$1,523	$54,224
Other long term assets
Real estate held for sale	$4,802	$—
Liabilities related to assets held for sale
Operating lease liabilities	508	1,659
Finance lease liabilities	—	3,589
Total liabilities related to assets held for sale	$508	$5,248
The operating results of the divested pressure pumping operations and contract drilling operations, which were historically included in the Completions & Remedial Services and Other Services segments, respectively, have been reclassified as discontinued operations in the Consolidated Statement of Operations for the years ended December 31, 2020, and 2019, as detailed in the table below:

	Year Ended December 31,
(in thousands)	2020	2019
Revenues	$120	$142,885

Cost of services	5,305	134,778
Selling, general and administrative	6,705	15,174
Depreciation and amortization	—	45,168
Asset impairments	4,378	35,801
Loss on disposal of assets	2,635	1,878
Total operating expenses	19,023	232,799
Operating loss	(18,903)	(89,914)
Interest expense	(64)	(583)
Loss from discontinued operations	$(18,967)	$(90,497)
Loss from discontinued operations per share, basic and diluted	$(0.76)	$(3.46)
Interest expense in discontinued operations is related to interest expense on finance lease assets that operated in the discontinued Completions & Remedial Services and Other Services segments. Impairment expense was recorded during the three month periods ended March 31, 2020 and December 31, 2020, associated with certain assets with carrying values that were in excess of their current estimated selling price. Selling, general and administrative expense during 2020 consisted primarily of bad debt expense recorded on customer receivables from discontinued operations.
Applicable Consolidated Statements of Cash Flow information related to the discontinued operations for the years ended December 31, 2020 and 2019 are detailed in the table below:

	Year Ended December 31,
(in thousands)	2020	2019
Cash Flows from Discontinued Operations
Net cash provided by (used in) operating activities	$(11,953)	$2,120
Net cash provided by investing activities	$42,713	$133
Capital expenditures and finance lease additions related to discontinued operations were $10.6 million and $1.5 million, respectively, for the year ended December 31, 2019. The Company did not have any capital expenditures or lease additions related to discontinued operations for the year ended December 31, 2020. Proceeds from sale of assets related to discontinued operations totaled $42.7 million and $10.7 million for the years ended December 31, 2020 and 2019, respectively.
Related Parties
In connection with the CJWS Transaction and pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, on March 9, 2020, the Company issued to Ascribe 118,805 shares of the Series A Preferred Stock. The Series A Preferred Stock constituted 83% of the equity interest in the Company. Upon consummation of the Exchange Transaction, the Company's public stockholders owned approximately 14.94% of the equity interests in the Company, and Ascribe held approximately 85.06%. For further discussion of the Series A Preferred Stock, see Note 6. "Series A Participating Preferred Stock." For further discussion of other transactions with Ascribe, including amounts outstanding pursuant to the Senior Secured Promissory Note, the Second Lien Delayed Draw Promissory Note, and the Make-Whole Reimbursement Amount, see Note 4. "Indebtedness and Borrowing Facility."
2. Summary of Significant Accounting Policies
Principles of Consolidation
The accompanying consolidated financial statements include the accounts of the Company's subsidiaries, for which the Company holds a majority voting interest. All intercompany transactions and balances have been eliminated. There were no items of other comprehensive income during the periods presented.
Use of Estimates
Preparation of the accompanying consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities and disclosures of contingent liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Management uses historical and other pertinent information to determine these estimates. Actual results could differ materially from those estimates. Areas where critical accounting estimates are made by management include impairments of long-lived assets, certain financial instruments, acquisition purchase price allocation, litigation and self-insurance liabilities.
Restricted Cash
The Company’s restricted cash at December 31, 2020 consists of net advances made to the Administrative Agent under our ABL Credit Facility. See Note 4. "Indebtedness and Borrowing Facility," for further discussion of the ABL Credit Facility. The Company’s restricted cash is included in current assets as of December 31, 2020. The following table provides a reconciliation of cash, cash equivalents and restricted cash:

	December 31,
(in thousands)	2020	2019
Cash and cash equivalents	$1,902	$36,217
Restricted cash	8,083	—
Total cash, cash equivalents and restricted cash	$9,985	$36,217
Accounts Receivable and Allowance for Credit Losses
The Company estimates its allowance for credit losses on accounts receivable based on past collections and expectations for future collections. The Company regularly reviews accounts for collectability. After all collection efforts are exhausted, if the balance is still determined to be uncollectable, the balance is written off. Expense related to the write off of uncollected accounts is recorded in selling, general and administrative expense. For accounts receivable related to products and services, the Company estimates its expected credit losses by reviewing and monitoring updated customer credit scores and risk ratings provided by third party and internal resources, considering the future impact of the current business and industry environment, and reviewing the historical loss experience by type of customer.
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
Assets Held for Sale
Assets are classified as held for sale when, among other factors, they are identified and marketed for sale in their present condition, management is committed to their disposal, and the sale of the asset is probable within one year. During 2020, the Company classified to assets held for sale $3.9 million of certain rig construction assets, associated with our Taylor manufacturing facility, the majority of which were sold, or are expected to be sold, by mid-2021. Also included in assets classified as held for sale are certain real property and equipment assets of our pressure pumping operations and contract drilling operations that were classified as discontinued operations beginning in late 2019. At December 31, 2020, we reclassified $4.4 million of real property assets from assets held for sale to other non-current assets on the consolidated balance sheet because we no longer considered the sale of these assets as being probable in the next year.
Property and Equipment
Property and equipment are stated at cost or at estimated fair value at acquisition date if acquired in a business combination. Expenditures for repairs and maintenance are charged to expense as incurred and additions and improvements that significantly extend the lives of the assets are capitalized. Upon the sale or other retirement of depreciable property, the cost and accumulated depreciation and amortization are removed from the related accounts and any gain or loss is reflected in operations. All property and equipment are depreciated or amortized (to the extent of estimated salvage values) on the straight-line method. The Company is obligated under various finance leases for certain vehicles and equipment that expire at various dates during the next five years.
Leases
The Company determines if an arrangement is a lease at inception of the arrangement. To the extent that we determine an arrangement represents a lease, we classify that lease as an operating lease or a finance lease. We capitalize operating and finance leases on our consolidated balance sheets through a right-of-use (“ROU”) asset and a corresponding lease liability. ROU assets represent our right to use an underlying asset for the lease term, and lease liabilities represent our obligation to make lease payments arising from the lease.
Operating and finance lease ROU assets and liabilities are recognized at the commencement date of the lease based on the present value of lease payments over the lease term. Lease expense for operating leases is recognized on a straight-line basis over the lease term.
Goodwill and Intangible Assets
We record as goodwill the excess purchase price over the fair value of the tangible and identifiable intangible assets acquired in a business acquisition. In connection with the March 9, 2020 acquisition of CJWS, the Company recorded goodwill of $19.1 million, which was initially allocated to its Well Servicing and Water Logistics reporting units based on their respective fair values. The amount of recorded goodwill was fully impaired during 2020. For further discussion of impairment of goodwill see Note 11. "Impairments and Other Charges." Activity during the period ended December 31, 2020, associated with goodwill by reporting units is as follows:

(in thousands)	Well Servicing	Water Logistics	Completion & Remedial	Total
Balance as of December 31, 2019	$—	$—	$—	$—
Additions to goodwill	10,565	8,524	—	19,089
Goodwill impairment	(10,565)	(8,524)	—	(19,089)
Balance as of December 31, 2020	$—	$—	$—	$—

The Company had trade name intangible assets of $7.2 million and $3.2 million as of December 31, 2020, and 2019, respectively. In connection with the CJWS Transaction, the Company recorded intangible assets for CJWS trade name and goodwill. Developed technology are amortized over a 5-year life. Trade names are amortized over a 15-year life. The Company evaluates intangible assets for impairment with our long-lived asset groups.
Long-Lived Asset Impairments
We perform a review of our long-lived asset groups for impairment when, in management’s judgment, events or changes in circumstances indicate that the carrying amount of a long-lived asset may not be recovered over its remaining service life. Impairment is indicated when the sum of the estimated future cash flows, on an undiscounted basis, is less than the asset group's carrying amount. If the undiscounted cash flows are less than the asset group's carrying amount, we then determine the asset group's fair value by using discounted cash flow analysis. An impairment loss is measured and recorded as the amount by which the asset group's carrying amount exceeds its fair value.
Self-Insurance Liabilities
The Company is self-insured up to retention limits as it relates to workers’ compensation, general liability claims, and medical and dental coverage of its employees. The Company estimates its reserves related to litigation and self-insured risks based on the facts and circumstances specific to the litigation and self-insured claims and its past experience with similar claims. The Company records liabilities in the consolidated balance sheets to cover self-insurance retentions. As of December 31, 2020 and 2019, the Company had recorded $22.6 million and $15.8 million, respectively, for the current portion of estimated workers' compensation, automobile liability, and general liability self-insured claims. The outcome of any claim could differ materially from estimated amounts.
Asset Retirement Obligations
The Company has asset retirement obligations ("ARO") related to our saltwater disposal facilities, brine and freshwater wells. The Company records a liability for the fair value of ARO that we can reasonably estimate, on a discounted basis, in the period in which the asset is acquired. The fair value of the liability is calculated using discounted cash flow techniques and based on internal estimates and assumptions related to future retirement costs, expected remaining lives of the assets, future inflation rates and credit adjusted risk-free interest rates. Significant increases or decreases in these assumptions could result in a significant change to the fair value measurement. The Company capitalizes an equal amount as a cost of the asset and depreciates it over the useful life of the asset. Subsequently, the obligation is adjusted at the end of each period to reflect the passage of time, any changes in the estimated future cash flows underlying the obligation, and settlements of obligations.
Environmental Contingencies
The Company is subject to extensive federal, state and local environmental laws and regulations. These laws, which are constantly changing, regulate the discharge of materials into the environment and may require the Company to remove or mitigate the adverse environmental effects of disposal or release of petroleum, chemical and other substances at various sites. Environmental expenditures are expensed or capitalized depending on the future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefits are expensed. Liabilities for expenditures of a non-capital nature are recorded when environmental assessment and/or remediation is probable and the costs can be reasonably estimated. The Company had no environmental contingent liabilities recorded during the periods presented.
Revenue Recognition
The Company recognizes revenue to match the delivery of goods or services to customers. Our revenues are generated by services, which are consumed as provided by our customers on their sites. Contracts for our services are negotiated on a regional level and are on a per job basis, with jobs being completed in a short period of time, usually one day or up to a week. Revenue is recognized as performance obligations have been completed on a daily basis either as Accounts Receivable or Work-in-Process ("WIP"), when all of the proper approvals are obtained. A small percentage of our jobs may require performance obligations which extend over a longer period of time and are not invoiced until all performances obligations in the contract are complete, such as plugging a well, fishing services, and pad site preparation jobs. Because these jobs are performed on the customer's job site, and we are contractually entitled to bill for our services performed to date, revenues for these service lines are recognized on a daily basis as services are performed and recorded as Contract Assets rather than WIP or Accounts Receivable. Contract Assets are typically invoiced within 30 to 60 days of recognizing revenue. The Company does not have any long-term service contracts; nor do we have revenue expected to be recognized in any future year related to remaining performance obligations or contracts with variable consideration related to undelivered performance obligations.
Stock-Based Compensation
The Company has historically compensated our directors, executives and employees using a combination of performance and time-based stock option, restricted share, and restricted share unit awards. The Company values awards at the date of the grant and recognizes expense over the vesting period of the grant. The method of determining the fair value of share-based payments depends on the type of award. Share-based awards that vest over a certain service period with no market conditions are valued at the closing market price on the grant date. Share-based awards that are dependent upon certain market performance conditions being met are valued using a Monte Carlo simulation with inputs determined on the date of the grant. Option grants are valued using the Black-Scholes-Merton model using inputs that are determined on the date of the grant.
Income Taxes
The provision for income taxes is determined using the asset and liability method of accounting. Deferred tax assets and liabilities are recorded based upon differences between the tax basis of assets and liabilities and their carrying values for financial reporting purposes, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. We record deferred tax assets net of a valuation allowance to the extent we believe these assets will more likely than not be realized. In making such determination, we consider all available positive and negative evidence, including future reversals of existing taxable temporary differences, projected future taxable income, tax planning strategies and recent financial operations. In the event we determine that we would be able to realize more of our deferred income tax assets in the future, we would make an adjustment to reduce the valuation allowance which would reduce our income tax expense.
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
For further discussion of fair value measurements utilized in the presentation of these consolidated financial statements, see Note 15. "Fair Value Measurements."
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
Standards Not Yet Adopted
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12"). ASU 2019-12 intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of ASU 2019-12 are effective for fiscal years beginning after December 15, 2020, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates that the impact on its consolidated financial statements upon adoption of ASU 2019-12 will not be material.
In March 2020, the FASB issued ASU 2020-04, “Reference Rate Reform (Topic 848)” ("ASU 2020-04"), which provides optional expedients and exceptions for applying US GAAP to contracts, hedging relationships, and other transactions affected by the discontinuation of the London Interbank Offered Rate (“LIBOR”) or by another reference rate expected to be discontinued. The ASU is effective for all entities as of March 12, 2020, through December 31, 2022. Entities may elect to apply the amendments for contract modifications as of any date from the beginning of an interim period that includes or is subsequent to March 12, 2020, or prospectively from a date within an interim period that includes or is subsequent to March 12, 2020. We are currently evaluating the timing of our adoption and the impacts of the provisions of ASU 2020-04 on our consolidated financial statements.
3. Supplemental Balance Sheet Information
Accounts Receivable
The following table summarizes our accounts receivable balance:

	December 31,
(in thousands)	2020	2019
Trade accounts receivable	$63,404	$101,947
Allowance for credit losses	(3,053)	(2,208)
Accounts receivable, net	$60,351	$99,739
The Company included in its allowance for credit losses the impact of the approximately $39.5 million of accounts receivable from the acquisition of CJWS as of the March 9, 2020, closing date.
The following table presents activity in the allowance for credit losses:

	Year Ended December 31,
(in thousands)	2020	2019
Balance as of December 31, 2019	$2,208	$1,838
Provision for expected credit losses, net of writeoffs & recoveries	10,268	4,686
Uncollectible receivables written off	(9,423)	(4,316)
Balance as of December 31, 2020	$3,053	$2,208
The provision for expected credit losses and uncollectible receivables written off for the year ended December 31, 2020 and 2019 includes $4.0 million and $1.0 million, respectively, of items related to discontinued operations.

Inventories
The following table summarizes our inventories:

	December 31,
(in thousands)	2020	2019
Service tools	$7,859	$8,081
Coiled tubing	239	1,558
Manufacturing related	—	8,925
Other	618	1,698
Total inventories	$8,716	$20,262
Manufacturing related inventory decreased due to the closure of our manufacturing facility.
Prepaid Expenses and Other Current Assets
The following table summarizes our prepaid expenses and other current assets:

	December 31,
(in thousands)	2020	2019
Prepaid expenses	$8,240	$6,407
Other	3,770	2,614
Total prepaid expenses and other current assets	$12,010	$9,021
Property and Equipment, net
The following table summarizes our property and equipment. Prior year amounts are adjusted for the discontinued pumping services and contract drilling operations:

	Estimated	December 31,
(in thousands)	Useful Life	2020	2019
Service equipment	3-15 years	$173,805	$262,578
Brine and saltwater disposal facilities	10-15 years	90,677	92,103
Rental equipment	2-15 years	46,812	60,886
Buildings and improvements	20-30 years	34,432	30,902
Land		17,832	15,682
Light vehicles	3-7 years	14,529	26,630
Other		4,772	4,844
Total property and equipment		382,859	493,625
Less accumulated depreciation and amortization		(172,296)	(196,512)
Property and equipment, net		$210,563	$297,113
The table below summarizes the gross amount of property and equipment and related accumulated amortization recorded under finance leases and included above:

	December 31,
(in thousands)	2020	2019
Service equipment	$40,809	$51,075
Light vehicles	7,137	19,563
Rental equipment	881	1,130
	48,827	71,768
Less accumulated amortization	(22,691)	(27,727)
Finance lease right-of-use assets	$26,136	$44,041
Intangible Assets, net
The Company’s intangible assets subject to amortization were as follows:

	December 31,
(in thousands)	2020	2019
Trade names	$7,230	$3,230
Other intangible assets	48	48
Sub-total	7,278	3,278
Less accumulated amortization	(1,100)	(675)
Intangible assets, net	$6,178	$2,603

Amortization expense for each of the years ended December 31, 2020 and 2019 was approximately $0.4 million and $0.2 million, respectively. In 2019, the Company wrote off $0.2 million of net trade names related to the discontinued pumping services line of business.
Amortization expense for the next five succeeding years is expected to be as follows:

(in thousands)	Amortization Expense
2021	$492
2022	482
2023	482
2024	482
2025	482
Thereafter	3,758
Total	$6,178
Other Assets
The following table summarizes our other assets:

	December 31,
(in thousands)	2020	2019
Cash surrender value of company-owned life insurance	$10,839	$10,300
Real estate held for sale	10,634	—
Cloud computing capitalized costs, net	2,291	1,260
Deposits	1,206	1,853
Deferred debt issuance costs for credit facility	957	2,198
Other	1,346	219
Total other assets	$27,273	$15,830
Accrued Expenses
The following table summarizes our accrued expenses:

	December 31,
(in thousands)	2020	2019
Employee compensation and benefits	$29,789	$20,889
Accrued interest	9,326	8,996
Property taxes	7,724	4,672
Sales and use taxes	4,070	2,114
Federal and state income tax	3,032	2,375
Other	1,323	184
Total accrued expenses	$55,264	$39,230
Other Current Liabilities
The following table summarizes our other current liabilities:

	December 31,
(in thousands)	2020	2019
Make-whole derivative liability	$4,847	$—
Current portion of asset retirement obligations	1,021	1,285
Liabilities associated with assets held for sale	508	5,248
Other	1,995	2,961
Total other current liabilities	$8,371	$9,494
Asset Retirement Obligations
The Company has the obligation to plug and remediate its saltwater disposal wellsites when the assets are retired. This ARO includes plugging the well, removal of surface equipment, and remediation of soil contamination.

The following table presents activity in our asset retirement obligations:

	Year Ended December 31,
(in thousands)	2020	2019
Balance as of January 1, 2020	$10,329	$2,587
Additions	281	281
Revision in estimate	—	7,205
Disposals	(290)	(124)
Expenditures	(1,526)	(671)
Accretion of discount	1,924	1,051
Balance as of December 31, 2020	10,718	10,329
Less: current portion of asset retirement obligations	(1,021)	(1,285)
	$9,697	$9,044
Other Liabilities
The following table summarizes our other liabilities:

	December 31,
(in thousands)	2020	2019
Deferred compensation	$6,533	$10,838
Loans secured by company-owned life insurance	6,013	3,622
Deferred income tax liability	424	—
Other	529	3,082
Total other liabilities	$13,499	$17,542

4. Indebtedness and Borrowing Facility
Long-term debt consists of the following:

	December 31,
(in thousands)	2020	2019
10.75% Senior Notes due 2023	$300,000	$300,000
Senior Secured Promissory Note	15,000	—
Second Lien Delayed Draw Promissory Note	15,000	—
Finance lease liabilities	16,986	35,898
Total principal amount	346,986	335,898
Less unamortized discount and debt issuance costs	(21,703)	(8,795)
Total debt	325,283	327,103
Less current portion of finance leases	(7,520)	(18,738)
Total long-term debt	$317,763	$308,365
As of December 31, 2020, the aggregate maturities of debt, excluding finance leases, total $330.0 million due October 2023. The Company was in compliance with the debt covenants under its existing debt agreements as of December 31, 2020.
Senior Secured Notes
On October 2, 2018, the Company issued $300.0 million aggregate principal amount of 10.75% Senior Secured Notes due October 2023 (the “Senior Notes”) in an offering exempt from registration under the Securities Act. The Senior Notes were issued at a price of 99% of par to yield 11.0%. The Company may redeem all or a part of the Senior Notes at any time on or after October 15, 2020, at the redemption prices set forth in the Indenture, plus accrued and unpaid interest, if any, to the redemption date.
The Senior Notes were issued under and are governed by an indenture, dated as of October 2, 2018 (the “Indenture”), by and among the Company, the guarantors named therein (the “Guarantors”), and UMB Bank, N.A. as Trustee and Collateral Agent (the “Trustee”). The Senior Notes are jointly and severally, fully and unconditionally guaranteed (the “Guarantees”) on a senior secured basis by the Guarantors and are secured by first priority liens on substantially all of the Company’s and the Guarantors’ assets, other than accounts receivable, inventory and certain related assets. The Indenture contains covenants that limit the ability of the Company and certain subsidiaries to:
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
Upon an Event of Default (as defined in the Indenture), the Trustee or the holders of at least 25% in aggregate principal amount of the outstanding Senior Notes may declare the entire principal, premium, if any, and accrued and unpaid interest, if any, on all the Senior Notes to be due and payable immediately. The Senior Notes have a cross-default provision whereby if the Company is in default under the terms of another of its debt agreements then that will be an Event of Default under the Senior Notes. If the Company experiences a Change of Control, the Company may be required to offer to purchase the Senior Notes at a purchase price equal to 101% of the principal amount, plus accrued and unpaid interest, if any, to the purchase date.
In connection with the CJWS acquisition, Ascribe, on behalf of the Company, conveyed to Seller Senior Notes with an aggregate par amount equal to $34.4 million (the "Ascribe Senior Notes") and Ascribe entered into an Exchange Agreement dated March 9, 2020, with the Company pursuant to which, among other things, Ascribe exchanged the Ascribe Senior Notes for 118,805 shares of Series A Preferred Stock and approximately $1.5 million in cash for accrued interest on the Ascribe Senior Notes.
The conveyance of the $34.4 million in Ascribe Senior Notes to Seller by Ascribe, along with other aspects of the Exchange Agreement and Purchase Agreement considered in the aggregate, was accounted for as an effective extinguishment of the existing Ascribe Senior Notes and a reissuance of a new issue of Ascribe Senior Notes as of March 9, 2020. The new issue of Ascribe Senior Notes was recorded at its estimated fair value based on the bond market pricing discount of 37% at March 9, 2020, resulting in a net carrying value at time of reissuance of $21.6 million, net of discount. This discount is amortized over the remaining term of the Ascribe Senior Notes through 2023. The deemed reissuance of Ascribe Senior Notes, along with the issuance of the Senior Secured Promissory Note discussed below and the Series A Preferred Stock, each also recorded at their estimated fair values, resulted in a net debt extinguishment gain of $22.9 million, net of transaction fees paid to Ascribe. As Ascribe was a beneficial owner of the Company prior to the acquisition, the net extinguishment gain was accounted for as a capital contribution as an adjustment to additional paid-in capital in the Company’s consolidated balance sheet.
On November 5, 2020, the Company commenced a private offer (the “Exchange Offer”) to exchange its outstanding Senior Notes for newly issued 11.00% Senior Secured Notes due 2025 and provide for a $20.0 million rights offering to holders of its Senior Notes participating in the Exchange Offer to purchase new 9.75% Super Priority Lien Senior Secured Notes due 2025 to be issued by the Company. The Exchange Offer expired in accordance with its terms and resulted with no Senior Notes accepted for exchange.
The Senior Secured Promissory Note
In connection with the CJWS acquisition, the Company issued a Senior Secured Promissory Note on March 9, 2020, in favor of Ascribe in an aggregate principal amount equal to $15 million (the "Senior Secured Promissory Note"). Interest on the Senior Secured Promissory Note is payable monthly, at an initial annual interest rate of 10%, increasing by an additional 2% per annum beginning on January 1, 2021, and on January 1 of each succeeding year thereafter until the Senior Secured Promissory Note matures on October 15, 2023. The Senior Secured Promissory Note was originally recorded at its estimated fair value, resulting in a discount of $7 million at time of issuance. This discount is amortized using the effective interest method over the remaining term of the Senior Secured Promissory Note.
The Senior Secured Promissory Note is secured by a lien upon certain of the Company's existing and after-acquired property, which are also secured by the Company's existing Senior Notes. The Senior Secured Promissory Note has a cross-default provision whereby if the Company is in default under the terms of the Senior Notes or ABL Facility then we will be in default under the Senior Secured Promissory Note.
Second Lien Promissory Note
On October 15, 2020, the Company entered into a Second Lien Delayed Draw Promissory Note, in favor of Ascribe, in an aggregate principal amount equal to $15.0 million (the “Second Lien Promissory Note”). The Company borrowed $7.5 million on October 15, 2020 and $7.5 million on December 9, 2020. Interest on the Second

Lien Promissory Note is payable quarterly on January 1, April 1, July 1, and October 1, at an annual interest rate of 9.75% until maturity on October 30, 2023. The proceeds of the Second Lien Promissory Note were used for general corporate and working capital purposes.
The Second Lien Promissory Note is secured by a second lien upon certain of the Company’s existing and after-acquired property pursuant to that certain Second Lien Security Agreement, dated as of October 15, 2020, by and among the Company and certain subsidiaries of the Company in favor of Ascribe, as secured party. This collateral also secures the Company’s ABL Credit Agreement on a first lien basis. The Second Lien Promissory Note has a cross-default provision whereby if the Company is in default under the terms of the Senior Notes or ABL Facility or other material debt then we will be in default under the Second Lien Promissory Note.
Make-Whole Reimbursement Amount to Ascribe
If Ascribe is required to pay the Make-Whole Payment to Seller, as described in the CJWS acquisition disclosures in Note 1. “Description of Business,” then the Company will be required to reimburse to Ascribe the amount of the Make-Whole Payment ("Make-Whole Reimbursement Amount") either in cash or, if the Company is unable to pay the full Make-Whole Reimbursement Amount in cash, in additional Senior Notes as permitted under the Indenture. On March 31, 2021, the Company negotiated a settlement of the Make-Whole Reimbursement obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. See Note 18. “Subsequent Event” for more information about the settlement of this obligation.
ABL Facility
On October 2, 2018, the Company terminated its then existing asset-based lending credit facility and term loan agreement and entered into a new asset-based lending credit agreement among the Company and the lenders that expires on October 2, 2023. The credit agreement will expire on July 3, 2023, if the Senior Notes have not been redeemed by that time. The new credit agreement included a revolving credit facility (the “ABL Credit Facility”) with an initial maximum aggregate principal amount of $150.0 million. The ABL Credit Facility was amended multiple times during 2020. After these amendments, the maximum aggregate principal amount was lowered to $75 million. In connection with the reductions in the aggregate commitment amount, debt issuance costs of $1.1 million were charged to interest expense in 2020.
The amount of borrowings available under the ABL Credit Facility are limited to a borrowing base capacity, which is based on eligible accounts receivable and eligible pledged cash, which the Company can advance to the administrative agent as necessary. The ABL Credit Facility includes a sublimit for letters of credit of up to $50.0 million.
If the availability under the ABL Credit Facility falls below $9.4 million, then certain covenants including a consolidated fixed charge coverage ratio and cash dominion provisions will spring into effect.
Borrowings under the ABL Credit Facility bear interest at a rate per annum equal to an applicable rate, plus, at the Company’s option, either a base rate or a LIBOR rate. The applicable rate in a fiscal quarter is determined by the average daily availability as a percentage of the borrowing base during the previous fiscal quarter.
As of December 31, 2020, the Company had no borrowings and $36.0 million of letters of credit outstanding under the ABL Credit Facility. As of December 31, 2020, we had $10.5 million of availability under the ABL Credit Facility, but we are subject to borrowing restrictions that are in place. We are restricted from borrowing this amount because of restrictions regarding the eligible pledged cash and the requirement to maintain the minimum availability noted above.
To avoid triggering certain of the consolidated fixed charge coverage ratios and cash dominion covenants which spring into effect under certain minimum availability covenant requirements defined in the ABL Credit Facility, during 2020 we advanced a net $8.1 million of our available cash balance to the administrative agent. The amount of cash advanced to the administrative agent as of December 31, 2020 is reflected as restricted cash in the accompanying consolidated balance sheet. As of March 26, 2021, the amount of cash advanced to the administrative agent has been increased to $15.5 million.
Substantially all of the domestic subsidiaries of the Company guarantee the borrowings under the ABL Credit Facility, and the Company guarantees the payment and performance by each specified loan party of its obligations under its guaranty with respect to swap obligations. All obligations under the ABL Credit Facility and the related guarantees are secured by a perfected first-priority security interest in substantially all accounts receivable, inventory, and certain other assets, not including equity interests.
The ABL Credit Facility has a covenant whereby the Company would be in default if the report of its independent registered public accounting firm on the Company’s annual financial statements included a going concern qualification or like exemption. On March 31, 2021, the Company obtained a waiver under the ABL Credit

Facility with respect to any such default arising with respect to the 2020 audited financial statements and also agreed to reduce the maximum aggregate principal amount of the ABL Credit Facility from $75.0 million to $60.0 million. As a result, the Company is in compliance with the covenants under the ABL Credit Agreement.
5. Leases
The Company leases its corporate office headquarters in Fort Worth, Texas, and conducts its business operations through various regional offices located throughout the United States. These operating locations typically include regional offices, storage and maintenance yards, disposal facilities and employee housing sufficient to support its operations in the area. The Company leases most of these properties under either non-cancelable term leases, many of which contain renewal options that can extend the lease term from one to five years and some of which contain escalation clauses, or month-to-month operating leases. Options to renew these leases are generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease. The Company also leases supplemental equipment, typically under cancellable short-term contracts which are less than 30 days. Due to the nature of the Company's business, any option to renew these short-term leases is generally not considered reasonably certain to be exercised. Therefore, the periods covered by such optional periods are not included in the determination of the term of the lease, and the lease payments during these periods are similarly excluded from the calculation of operating lease asset and lease liability balances.
During 2020, the Company modified the operating lease for its headquarters office building, which resulted in an extension of the lease term and abatements for certainly monthly periods. In addition, the Company also modified the finance lease for certain of its lease vehicles, resulting in an extension of the lease term and a reduction in monthly lease payments. For each of these modifications, the Company remeasured the asset and liability balances as of the modification date, resulting in a $3.7 million increase for the headquarters office building operating lease and a $0.8 million decrease for the vehicle finance lease. Headquarters office building total lease expense is recognized on a straight line basis over the remaining lease terms. The classification of each modified lease was unchanged.
The following table summarizes the components of the Company's lease expense recognized for the year ended December 31, 2020 and 2019, respectively, excluding variable lease and prepaid rent costs:

	Year Ended December 31,
(in thousands)	2020	2019
Operating lease expense:
Operating lease	$6,872	$8,681
Short-term lease	4,933	5,691
Total operating lease expense	$11,805	$14,372
Finance lease expense:
Amortization of right-of-use assets	$11,327	$19,171
Interest on lease liabilities	2,281	5,005
Total finance lease expense	$13,608	$24,176
Supplemental information related to leases was as follows:

	Year Ended December 31,
	2020	2019
Operating leases
Weighted average remaining lease term	2.8 years	3.1 years
Weighted average discount rate	12.8%	14.8%

Finance leases
Weighted average remaining lease term	2.2 years	2.1 years
Weighted average discount rate	8.3%	8.2%

Supplemental cash flow information related to leases was as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash outflows from operating leases	$11,805	$14,372
Operating cash outflows from finance leases	2,281	5,005
Financing cash outflows from finance leases	19,846	29,364
Future annual minimum operating lease payments were as follows:

(in thousands)	Operating Leases	Finance Leases
2021	$2,380	$7,746
2022	2,446	6,442
2023	2,211	2,994
2024	1,999	576
2025	1,506	29
Thereafter	5,033	—
Total lease payments	$15,575	$17,787
Less: Imputed interest	(5,151)	(801)
Total	$10,424	$16,986

6. Series A Participating Preferred Stock
In connection with the CJWS acquisition, the Company issued to Ascribe 118,805 shares of the Series A Preferred Stock. The Series A Preferred Stock constituted 83% of the equity interest in the Company. Upon consummation of the CJWS acquisition, the Company's public stockholders owned approximately 14.94% of the equity interests in the Company, and Ascribe held approximately 85.06%.
Each share of Series A Preferred Stock is entitled to dividends in an amount per share equal to 1,000 times the per share amount of each dividend declared on the Company's common stock, 1,000 votes on all matters submitted to a vote of the holders of the Company's common stock, and upon any liquidation, dissolution or winding up of the Company, an amount equal to 1,000 times the per share amount to be distributed to each share of the Company's common stock. Each share of Series A Preferred Stock is convertible at the option of the Company or the holder into 1,000 shares of Company common stock.
As a result of Ascribe's effective controlling equity interest in the Company, and in accordance with ASC No. 480 "Distinguishing Liabilities from Equity" ("ASC 480"), the Series A Preferred Stock is classified outside of permanent equity in the Company's balance sheet as of December 31, 2020. The Series A Preferred Stock was recorded at its fair value, approximately $22.0 million as of March 9, 2020, based on the trading price of the Company's common shares, plus a control premium.
7. Stockholders' Equity (Deficit)
Common Stock
On May 6, 2020, the Company's stockholders, and the holders of common stock voting separately, approved the proposal to increase the number of authorized shares of common stock by 118,805,000, to allow for the conversion of Series A Preferred Stock shares to common shares. As of December 31, 2020, the Company had 198,805,000 authorized shares of its common stock, par value $0.01 per share, with 27,912,059 shares issued and 24,899,932 shares outstanding.
Treasury Stock
The Company acquired treasury shares through net share settlements for payment of payroll taxes upon the vesting of restricted stock unit awards, forfeitures of restricted share awards, and through a previous publicly announced repurchase program. The Company issued and repurchased a net total of 4,553 and 2,692,116 common shares for the years ended December 31, 2020 and 2019, respectively.
 Warrant Agreement
On December 23, 2016, the Company entered into a warrant agreement (the “Warrant Agreement”) with American Stock Transfer & Trust Company, LLC, as warrant agent. The Company issued warrants (the “Warrants,” and holders thereof “Warrantholders”), which in the aggregate, are exercisable to purchase up to approximately

2,066,627 shares of the Company's common stock. As of December 31, 2020 there were 2,066,576 warrants outstanding, exercisable until December 23, 2023, to purchase at an initial exercise price of $55.25 per share, subject to adjustment as provided in the Warrant Agreement. At issuance, the warrants were recorded at fair value, which was determined using the Black-Scholes option pricing model. The warrants are equity classified and, at issuance, were recorded as an increase to additional paid-in capital in the amount of $8.4 million. All unexercised Warrants will expire, and the rights of the Warrantholder to purchase common stock will terminate on December 23, 2023.
8. Revenues
The following table sets forth the Company's disaggregation of revenues by geographical markets for the years ended December 31, 2020 and 2019:

(in thousands)	Well Servicing	Water Logistics	Completion & Remedial Services	Total	Discontinued Operations
Year Ended December 31, 2020
Central U.S.	$106,575	$98,932	$31,172	$236,679	$115
Western U.S.	108,491	45,356	30,783	$184,630	$5
Eliminations	(2,249)	(5,353)	(2,332)	(9,934)	—
Total revenues	$212,817	$138,935	$59,623	$411,375	$120

Year Ended December 31, 2019
Central U.S.	$193,233	$188,289	$74,351	$455,873	$139,378
Western U.S.	45,796	22,310	69,526	137,632	3,507
Eliminations	(12,063)	(10,783)	(3,409)	(26,255)	—
Total revenues	$226,966	$199,816	$140,468	$567,250	$142,885
At December 31, 2020, the Company had $2.1 million of contract assets and no contract liabilities on our consolidated balance sheet. At December 31, 2019, the Company had $1.4 million of contract assets and $0.9 million contract liabilities recorded on our consolidated balance sheet.
9. Stock-Based Compensation
Management Incentive Plan
On May 14, 2019, the stockholders of the Company approved the Basic Energy Services, Inc. 2019 Long Term Incentive Plan (the “2019 LTIP”) to succeed the Basic Energy Services, Inc. Management Incentive Plan (the “MIP”). The 2019 LTIP became effective on May 14, 2019, and replaced the MIP. A total of 2,481,657 shares of the Company’s common stock are reserved for issuance pursuant to the 2019 LTIP. No further awards will be granted under the MIP.
During the years ended December 31, 2020 and 2019, compensation expense related to share-based arrangements under the MIP and the 2019 LTIP, including restricted stock, restricted stock units and stock option awards, was approximately $1.5 million and $8.7 million, respectively. For share-based compensation expense recognized during the year ended December 31, 2020 and 2019, the Company did not recognize a tax benefit due to the valuation allowance on our deferred tax assets.
At December 31, 2020, there was $0.3 million unrecognized compensation related to non-vested share-based compensation arrangements granted under the MIP and the 2019 LTIP. That cost is expected to be recognized over a weighted average period of 1.4 years. Expenses described below are for employee awards granted under the MIP or the 2019 LTIP, as applicable.
Stock Option Awards
Total expense related to stock options was approximately $2,000 in 2020 and $1.9 million in 2019. These stock options became fully vested and expensed as of the first quarter of 2020. Options granted under the MIP expire 10 years from the date they are granted, and generally vest over a period of three years.

The following table reflects the summary of stock options outstanding at December 31, 2020:

	Stock Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (000's)
Non-statutory stock options:
Outstanding at beginning of period	306,506	$39.23
Granted	—	—
Forfeited	(5,396)	41.90
Exercised	—	—
Expired	(106,846)	39.09
Outstanding and exercisable at end of period	194,264	$39.23	6.09	$—
Time-based Restricted Stock Awards
A summary of the Company’s non-vested restricted stock activity during 2020 is presented in the following table:

	Restricted Stock Units	Weighted Average Grant Date Fair Value Per Unit
Non-vested at beginning of period	573,066	$4.46
Granted	—	—
Vested	(289,281)	5.84
Forfeited	(125,126)	3.71
Non-vested at end of period	158,659	$2.53
In the second quarter of 2019, the Board also made grants of time-based restricted stock awards representing an aggregate 533,160 shares of common stock of the Company to certain members of management. These grants are subject to vesting over a three-year period and are subject to accelerated vesting under certain circumstances. The first one-third of the grant vested on May 15, 2020 with the next two installments scheduled for May 15, 2021 and 2022, respectively.
The fair value of time vesting restricted stock is equal to the quoted market price for the shares on the date of the grant. The total fair value of time-vesting restricted stock vested in fiscal 2020 and 2019 was $0.1 million and $0.3 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Performance-based Restricted Stock Awards
A summary of the Company’s non-vested performance-based restricted stock activity during 2020 is presented in the following table:

	Number of Performance Stock Units	Weighted Average Grant Date Fair Value Per Unit
Non-vested at beginning of period	312,238	$20.52
Granted	—	—
Vested	(116,227)	35.29
Performance Adjustment	(167,519)	9.52
Forfeited	(28,492)	24.95
Non-vested at end of period	—	$—
The total fair value of performance-based restricted stock units vested in 2020 and 2019 was $22,000 and $1.0 million, respectively, and is measured as the quoted market price of the Company’s common stock on the vesting date for the number of shares vested.
Phantom Stock Awards
The Compensation Committee also approves grants of phantom restricted stock awards to employees. Phantom shares are recorded as a liability at their current market value and are included in other current liabilities. These grants remain subject to vesting annually in one-third increments over a three-year period, and are subject to accelerated vesting in certain circumstances. Based on the trading price of the Company's common stock, the amount of liability recorded related to phantom stock awards was not significant at December 31, 2020.

10. Retirement and Deferred Compensation Plan
In April 2005, the Company established a deferred compensation plan for certain employees. Participants may defer up to 50% of their salary and 100% of any cash bonuses. The Company may make contributions of 100% of the first 3% of the participants’ deferred pay and 50% of the next 2% of the participants’ deferred pay to a maximum match of $10,000 per year. Employer matching contributions and earnings thereon are subject to a five-year vesting schedule with full vesting occurring after five years of service. Employer contributions to the deferred compensation plan net of earnings approximated an expense of $0.1 million and $0.2 million in 2020 and 2019, respectively. The Company elected to suspend matching for this plan during portions of 2020 and 2019.
The Company has a 401(k) profit sharing plan that covers substantially all employees. After one year of employment, employees may contribute up to their base salary not to exceed the annual federal maximum allowed for such plans. At management’s discretion, the Company may make a matching contribution proportional to each employee’s contribution. Employee contributions are fully vested at all times. Employer matching was suspended during portions of 2020 and 2019. Employer matching contributions vest immediately. Employer contributions to the 401(k) plan approximated $1.1 million and $2.4 million in 2020 and 2019, respectively.
11. Impairments and Other Charges
The following table provides a reconciliation of our impairments and other charges:

	Year Ended December 31,
(in thousands)	2020	2019
Long lived asset impairments	$88,697	$—
Goodwill impairments	19,089	—
Inventory write-downs	5,281	5,266
Transaction costs	4,734	2,153
Field restructuring	351	—
Executive departure	—	843
Total impairments and other charges	$118,152	$8,262
Long-lived asset impairments - The reduction in demand for our services beginning in March 2020 for each of our businesses was an indicator that our long-lived assets could be impaired. Our impairment testing indicated that our Well Servicing segment long-lived assets were not recoverable. The estimated fair value of the Well Servicing segment assets was determined to be below its carrying value and as a result we recorded impairments of property and equipment totaling $86.0 million and write-downs of component parts inventory totaling $4.8 million as of March 31, 2020. As of December 31, 2020, we recorded an additional $2.5 million impairment of long-lived assets primarily related to certain real property yard and facility locations that we no longer use and are planning to dispose. For assets being disposed, fair value is determined based on expected sales proceeds, less cost to dispose. For long-lived assets being impaired, other than goodwill, fair value is determined using an income approach calculated by using forecasted revenues and probability weighted operating cash flows, estimating terminal values and associated growth rates, and discounting them using an estimate of the discount rate.
Goodwill impairments - The Company recorded goodwill of $19.1 million in connection with the acquisition of CJWS, which was allocated to our Well Servicing and Water Logistics reporting units. On March 31, 2020, due to the reduction in demand for our services, we determined that the fair value of the Well Servicing reporting unit was less than its carrying value, which resulted in a goodwill impairment of $10.6 million for this reporting unit. As part of our annual goodwill impairment test, we determined that the remaining fair value of the Water Logistics reporting unit was less than its carrying value, which resulted in a goodwill impairment of $8.5 million for this reporting unit. For goodwill, fair value is determined by using a combination of the income approach and the market approach. The income approach estimates the fair value by using forecasted revenues and operating cash flows, estimating terminal values and associated growth rates, and discounting them using an estimate of the discount rate, or expected return, that a market participant would have required as of the valuation date. The market approach involves the selection of the appropriate peer group companies and valuation multiples.
Inventory write-downs - In connection with the downturn in our business, we recorded a $4.8 million write-down of certain parts inventory in our Well Servicing segment in the first quarter of 2020. We also recorded a $5.3 million write-down of certain parts inventory in our Well Servicing segment during 2019 due to obsolescence.
Transaction costs - In response to the downturn in our business, and in connection with our plans to adjust our capital structure accordingly, we incurred $4.7 million of legal and professional consulting costs, including costs associated with the Exchange Offer. For further discussion of the Exchange Offer, see Note 4. "Indebtedness and Borrowing Facility."

Field restructuring costs - In 2020, we incurred $0.4 million of costs associated with yard closures in connection with our field restructuring initiative.
Executive departure - In 2019, we incurred $0.8 million in costs related to the departure of our Chief Executive Officer.
12. Income Taxes
Income tax (benefit) expense consists of the following:

	Year Ended December 31,
(in thousands)	2020	2019
Current:
Federal	$(119)	$(1,900)
State	474	1,921
Total	355	21
Deferred:
Federal	(3,739)	—
State	(448)	—
Total	(4,187)	—
Total income tax (benefit) expense	$(3,832)	$21
The Company paid no federal income taxes during the years 2020 and 2019. The Company received a federal income tax refund of $2.8 million during the year ended December 31, 2019 as a result of a tax year 2017 election to monetize the remaining alternative minimum tax credit carryforward in lieu of accelerated tax depreciation, and as a result of amending our 2007 federal tax return under section 172(f) of the Internal Revenue Code of 186, which allowed us to carry-back and recover workers' compensation expenses in the years we had net operating losses for the previous 10 years.
The issuance of the Series A Preferred Stock as part of the acquisition of CJWS resulted in an ownership change pursuant to Internal Revenue Code Section 382 on March 9, 2020. The Section 382 limitation impacts the Company's ability to utilize certain pre-acquisition tax attributes, including net operating losses. The projected impact of the ownership change will reduce the Company's available federal net operating losses from $900.7 million as of December 31, 2019 to an estimated $383.3 million as of December 31, 2020, which begin to expire in 2032 and $382.8 million of net operating loss carryforwards for state income tax purposes which begin to expire in 2021.
The reconciliation between the amount determined by applying the U.S. Federal corporate tax rate of 21% to loss before income taxes (benefit) for the years ended December 31, 2020 and 2019 is as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Loss from continuing operations before income taxes	$(253,040)	$(91,380)
U.S. federal statutory rate	21%	21%
Income tax benefit at U.S. federal statutory rate	(53,138)	(19,190)
NOLs derecognized due to Section 382 limitation	158,116	—
State taxes, net of federal benefit	(4,132)	580
Equity compensation shortfall	1,868	2,601
Change in estimates & other	2,936	206
Change in valuation allowance	(109,482)	15,824
Income tax (benefit) expense	$(3,832)	$21
The change in valuation allowance during 2020 was primarily due to the Section 382 limitation, less the impact from the additional tax losses generated during the year.
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of December 31, 2020, a valuation allowance of approximately $145.4 million has been recorded on the net deferred tax assets for all federal and state tax jurisdictions in order to measure only the portion of the deferred tax asset that more likely than not will be realized. As of December 31, 2019, a valuation allowance of $210.8 million was recorded against the net deferred tax assets not expected to be realized.

Interest is recorded in interest expense and penalties are recorded in income tax expense. We had no interest or penalties related to an uncertain tax positions during 2020. The Company files federal income tax returns and state income tax returns in Texas and other state tax jurisdictions.
The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities are as follows:

	Year Ended December 31,
(in thousands)	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$99,569	$205,367
Goodwill and intangibles assets	25,505	19,350
Interest expense limitation	25,859	16,721
Accrued liabilities	11,679	11,139
Operating lease liabilities	2,367	3,299
Deferred compensation	1,302	2,889
Asset retirement obligation	2,430	2,344
Other	823	2,374
Total deferred tax assets	169,534	263,483
Valuation allowances	(145,404)	(210,808)
Total net deferred tax assets	24,130	52,675
Deferred tax liabilities:
Property and equipment	20,447	48,980
Operating lease right-of-use assets	2,184	3,299
Other	1,923	396
Total deferred tax liabilities	24,554	52,675
Net deferred tax liability	$424	$—
The deferred tax liabilities acquired with the acquisition of CJWS provided a source of future taxable income which allowed the Company to recognize a tax benefit on a portion of the long-lived asset impairment recorded during the three months ended March 31, 2020, as well as the Company's other deferred tax assets, and is the primary reason for the tax benefit for the year ended December 31, 2020.
On August 15, 2019, the Company was notified by the Oklahoma Tax Commission (the "OTC") that the tax court had issued findings, conclusions, and recommendations in an on-going tax case related to tax years 2006 through 2008. Based on the ruling and the advice of our Oklahoma tax counsel, the Company decided to negotiate a settlement with the OTC. The Company's analysis is that the potential liability associated with the settlement may range up to $3.5 million. The Company recorded $2.5 million of income tax and interest payable, which is included as accrued expenses on our consolidated balance sheets.
13. Commitments and Contingencies
Environmental
The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for protection of the environment. The Company cannot predict the future impact of such standards and requirements which are subject to change and can have retroactive effectiveness. The Company continues to monitor the status of these laws and regulations.
Currently, the Company has not been fined, cited or notified of any environmental violations that would have a material adverse effect upon its financial position, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company's liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.
Litigation
FASB ASC 450 - "Contingencies" (“ASC 450”) governs the Company’s disclosure and recognition of loss contingencies, including pending claims, lawsuits, disputes with third parties, investigations and other actions that are incurred in the operation of our business. ASC 450 uses the following defined terms to describe the likelihood of a future loss: probable – the future event or events are likely to occur, remote – the chance of the future event or events is slight, and reasonably possible – the chance of the future event or events occurring is more than remote but less than likely. ASC 450 also contains certain requirements with respect to how we accrue for and disclose information concerning our loss contingencies. We accrue for a loss contingency when we conclude that the likelihood of a loss is probable and the amount of the loss can be reasonably estimated. When the reasonable estimate of the loss is within a range of amounts, and no amount in the range constitutes a better estimate than any other amount, we accrue for the amount at the low end of the range. We adjust our accruals from time to time as we receive additional information, but the loss we incur may be significantly greater than or less than the amount we have accrued. We disclose loss contingencies if there is at least a reasonable possibility that a material loss has been incurred. No accrual or disclosure is required for losses that are remote.
Arlisa Ann Carr, Individually and as Representative of the Estate of Dexture Carr, Deceased v. Dewan Tyrel Mosley and C&J Well Services, Inc.: On or around October 2, 2018, Arlisa Carr filed a lawsuit against CJWS in the 115th District Court of Upshur County, Texas (Cause No.630-18), alleging, among other things, that CJWS was negligent with respect to an automobile accident in March 2018. MS. Carr is seeking monetary relief of more than $1 million. CJWS denies these allegations and the case is currently set for trial in April 2021. The outcome of this case is uncertain and the ultimate resolution of it could have a material adverse effect on our consolidated financial statements in the period in which the resolution is recorded.
We believe that costs associated with other legal matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements.
Sales and Use Tax Audit
The Company is subject to sales and use tax audits as a normal course of its business. The Company is currently subject to sales and use tax audits conducted by the Texas State Comptroller’s office for audit periods from 2010 through 2016. Preliminary audit reports were issued for these audits, and the Company will appeal the preliminary reports through the redetermination process. Based on the Company's analysis, the potential liability associated with these audits, including costs to be incurred in defending and settling these audits, range from $6.0 million up to $31.0 million. This range could potentially change in future periods as the appeal and redetermination process progresses. Net of $2.7 million of good faith payments made by the Company, the Company currently has recorded a $3.4 million liability which is included as accrued expenses on our consolidated balance sheets. Included in the $3.4 million liability is approximately $2.1 million of accrued interest associated with the tax liability, including $0.2 million of interest expense recognized for the year ended December 31, 2020.
Self-Insured Risk Accruals
The Company is self-insured up to retention limits as it relates to workers’ compensation, automobile liability, general liability claims, and medical and dental coverage of its employees. The Company has deductibles per occurrence for workers’ compensation, automobile liability, general liability, and medical and dental coverage of $2.0 million, $1.0 million, $1.0 million and $0.4 million, respectively. The Company maintains accruals in the accompanying consolidated balance sheets related to self-insurance retentions based upon our claims history.
14. Net Loss Per Share
Loss per common share is determined by dividing net loss applicable to common stock by the weighted average number of common shares outstanding during the year. Diluted loss per common share is based on the increased number of shares that would be outstanding assuming conversion of dilutive outstanding securities.
The following table sets forth the computation of basic and diluted loss per share:

	Year Ended December 31,
(in thousands, except per share data)	2020	2019
Numerator (both basic and diluted):
Loss from continuing operations	$(249,208)	$(91,401)
Loss from discontinued operations, net of tax	(18,967)	(90,497)
Net loss available to common stockholders	$(268,175)	$(181,898)
Denominator:
Weighted-average shares used for basic and diluted earnings per share (a)	24,925	26,141

Loss from continuing operations per share, basic and diluted	$(10.00)	$(3.50)
Loss from discontinued operations per share, basic and diluted	(0.76)	(3.46)
Net loss per share, basic and diluted	$(10.76)	$(6.96)

(a) The Company has issued potentially dilutive instruments. However, the Company did not include these instruments in its calculation of diluted loss per share, because to include them would be anti-dilutive.
The following table sets forth the weighted-average number of potentially dilutive instruments:

	Year Ended December 31,
(in thousands)	2020	2019
Series A Preferred Stock	96,407	—
Warrants	2,067	2,067
Unvested restricted stock units	257	374
Stock options	194	306
Total	98,925	2,747

15. Fair Value Measurements
Recurring Fair Value Measurements
The following table summarizes our liability measured at fair value on a recurring basis:

		Year Ended December 31,
		2020		2019
	Hierarchy	Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value
Make-Whole Reimbursement Amount	3	$4,847	$4,847	$—	$—
As a result of the CJWS acquisition, the Company has a Make-Whole Reimbursement derivative in place, which is classified within Other Current Liabilities on our consolidated balance sheet. Changes in the fair value of derivative instruments subsequent to the initial measurement are recorded as Gain (Loss) on Derivative in the accompanying consolidated statement of operations. The estimated fair value of the Company’s derivative liability is determined at discrete points in time derived from the fair value of our Senior Notes, which resulted in the Company classifying the derivative liability as Level 3. As of December 31, 2020, the fair value of the Make-Whole Reimbursement derivative is based on the risk-adjusted value of the $28.5 million estimated Make-Whole Reimbursement Amount, which is calculated based on the differential between the trading value of the Ascribe Senior Notes as of December 31, 2020 and their $34.4 million par value. The Company recorded a gain of $4.9 million as a result of the change in fair value of the Make-Whole Reimbursement derivative in the year ended December 31, 2020. The Company did not have any additional assets or liabilities that were measured at fair value on a recurring basis as of December 31, 2020 or December 31, 2019.
Nonrecurring Fair Value Measurements
Certain assets are not measured at fair value on an ongoing basis, but are subject to fair value adjustments only in certain circumstances. These assets can include long-lived assets that have been reduced to fair value when they are held for sale and long-lived assets, including goodwill, that are written down to fair value when they are impaired. Assets that are written down to fair value when impaired are not subsequently adjusted to fair value unless further impairment occurs. For further discussion of these impairments, see Note 11. "Impairments and Other Charges." See Note 6. "Series A Participating Preferred Stock" for further discussion of the valuation of this instrument.
The following table summarizes our fair value measurements made on a nonrecurring basis as of various dates during the periods presented. Please note that these amounts represent the carrying amounts and fair values at the time of each measurement.

	Date of	Hierarchy	Carrying	Fair
(in thousands)	Measurement	Level	Amount	Value

Well Servicing long-lived assets	March 31, 2020	3	$153,879	$69,535
Series A Participating Preferred Stock	March 9, 2020	3	$22,000	$22,000
Non-strategic real estate assets to be disposed	Dec 31, 2020	3	$8,231	$6,657
Well Servicing goodwill	March 31, 2020	3	$10,565	$—
Water Logistics goodwill	Dec 31, 2020	3	$8,524	$—
Fair Values of Financial Instruments
The carrying amounts of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate fair value due to the short maturities of these instruments. The carrying amount, if any, of our ABL Credit Facility in Long-Term Debt also approximates fair value due to its priority on security and variable-rate characteristics. The carrying amount of the Second Lien Promissory Note, issued in October 2020, also approximates fair value as of December 31, 2020, after considering the sufficiency of its security. The following is a summary of the carrying amounts, net of discounts, and estimated fair values of the Company's Senior Notes, Senior Secured Promissory Note, and Second Lien Promissory Note as of December 31, 2020 and 2019:

		December 31, 2020		December 31, 2019
	Hierarchy	Carrying	Fair	Carrying	Fair
(in thousands)	Level	Amount	Value	Amount	Value

10.75% Senior Notes due 2023	2	$289,359	$44,992	$297,844	$213,246
Senior Secured Promissory Note	3	$9,184	$2,103	$—	$—
Second Lien Delayed Draw Promissory Note	3	$15,000	$15,000	$—	$—
The fair value of the 10.75% Senior Notes is based on their trading price as of December 31, 2020. The fair value of the Senior Secured Promissory Note as of December 31, 2020 is calculated in accordance with ASC 820 "Fair Value Measurements" considering its security as compared to the Senior Notes as well as the difference between the stated interest rate of this promissory note and market rates.
16. Business Segment Information
The Company’s reportable business segments are Well Servicing, Water Logistics, and Completion & Remedial Services. Costs related to other business activities, primarily corporate headquarters functions, are disclosed separately from the three operating segments as "Corporate and Other." Corporate expenses include general corporate expenses associated with managing all reportable operating segments. Corporate assets consist principally of working capital and debt financing costs.
The Company evaluates segment performance on revenue less cost of services. Products are transferred between segments and geographical areas on a basis intended to reflect as nearly as possible the market value of the products.
The following table sets forth financial information with respect to our reportable segments:

(in thousands)	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Total	Discontinued Operations
Year ended December 31, 2020
Revenues	$212,817	$138,935	$59,623	$—	$411,375	$120
Costs of services	174,011	112,232	51,824	—	338,067	5,305
Segment profits	38,806	26,703	7,799	—	73,308	(5,185)
Depreciation and amortization	9,447	25,115	11,774	6,201	52,537	—
Capital expenditures	2,359	3,585	1,764	117	7,825	—
Total assets	$39,812	$102,232	$54,601	$146,103	$342,748	$6,325
Year ended December 31, 2019
Revenues	$226,966	$199,816	$140,468	$—	$567,250	$142,885
Costs of services	181,516	141,379	98,654	—	421,549	134,778
Segment profits	45,450	58,437	41,814	—	145,701	8,107
Depreciation and amortization	18,766	26,143	19,964	4,616	69,489	45,168
Capital expenditures	14,525	26,209	7,033	654	48,421	12,067
Total assets	$78,686	$118,960	$42,560	$256,044	$496,250	$54,224

The following table reconciles the segment profits reported above to the loss from continuing operations before income taxes as reported in the consolidated statements of operations:

	Year Ended December 31,
(in thousands)	2020	2019
Segment profits	$73,308	$145,701
General and administrative expenses	(98,048)	(115,464)
Depreciation and amortization	(52,537)	(69,489)
Gain (loss) on disposal of assets	6,138	(2,135)
Impairment and other charges	(118,152)	(8,262)
Acquisition related costs	(21,635)	—
Interest expense, net	(46,980)	(42,378)
Gain on derivative	4,866	—
Other income	—	647
Loss from continuing operations before income taxes	$(253,040)	$(91,380)

17. Quarterly Financial Data (Unaudited)
The following table summarizes results for each of the four quarters in the years ended December 31, 2020, and 2019:

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Year ended December 31, 2020:
Total revenues	$128,403	$89,637	$95,400	$97,935
Total segment profits(1)	26,228	18,361	12,138	16,581
Loss from continuing operations	(136,429)	(39,725)	(29,153)	(43,901)
Loss from discontinued operations	(8,452)	(4,873)	(2,926)	(2,716)
Net loss	$(144,881)	$(44,598)	$(32,079)	$(46,617)
Loss from continuing operations per share, basic and diluted	$(5.48)	$(1.59)	$(1.17)	$(1.76)
Loss from discontinued operations per share, basic and diluted	$(0.34)	$(0.19)	$(0.12)	$(0.11)
Net loss per share, basic and diluted	$(5.82)	$(1.78)	$(1.29)	$(1.87)
Shares used in computing basic and diluted earnings per share	24,914	24,957	24,927	24,900
Year ended December 31, 2019:
Total revenues	$153,190	$147,975	$144,163	$121,922
Total segment profits(1)	42,067	38,915	39,448	25,271
Loss from continuing operations	(14,786)	(19,315)	(24,778)	(32,522)
Loss from discontinued operations	$(12,690)	$(8,462)	$(14,100)	$(55,245)
Net loss	$(27,476)	$(27,777)	$(38,878)	$(87,767)
Loss from continuing operations per share, basic and diluted	$(0.55)	$(0.71)	$(0.97)	$(1.30)
Loss from discontinued operations per share, basic and diluted	$(0.47)	$(0.31)	$(0.55)	$(2.22)
Net loss per share, basic and diluted	$(1.02)	$(1.02)	$(1.52)	$(3.52)
Shares used in computing basic and diluted earnings per share	26,850	27,204	25,606	24,924
The sum of individual quarterly net loss per share may not agree to the total for the year due to each period's computation being based on the weighted average number of common shares outstanding during such period.
(1) Total segment profits for the quarterly periods of 2019 and 2020 have been adjusted to conform to the current period presentation. These adjustments do not impact net loss for any quarterly period and do not reflect a material change to the information previously presented in our consolidated financial statements.

18. Subsequent Event
Make-Whole Reimbursement
On March 31, 2020, the Company negotiated a settlement of the Make-Whole Reimbursement obligation with Ascribe as further discussed in Note 4. “Indebtedness and Borrowing Facility” in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. While the Company is currently evaluating the accounting for this transaction, the final accounting treatment could result in a material charge to earnings in March 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM  9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
Based on their evaluation as of the end of the fiscal year ended December 31, 2020, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are effective to ensure, at a reasonable assurance level, that information required to be disclosed in reports that we file or submit under the Exchange Act are recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and effective to ensure that information required to be disclosed in such reports is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.
Changes in Internal Control over Financial Reporting
As discussed in this Annual Report on Form 10-K, on March 9, 2020, we acquired all of the issued and outstanding shares of capital stock of CJWS. In accordance with SEC Staff guidance, CJWS was excluded from our assessment of the effectiveness of internal control over financial reporting as of the end of each quarterly period during 2020, as disclosed in our Form 10-Q. During the quarter ended December 31, 2020, we completed our integration of CJWS and the oversight, policies, procedures, and monitoring that support our internal control over financial reporting has been extended to include CJWS.
During the most recent fiscal quarter, there have been no other changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We may make changes in our internal control procedures from time to time in the future.
Design and Evaluation of Internal Control over Financial Reporting
Management’s Report on Internal Control over Financial Reporting is set forth below.
Management's Report on Internal Control over Financial Reporting
Management of Basic Energy Services, Inc. (“Basic” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting for the Company. As defined by the Securities and Exchange Commission (Rule 13a-15(f) under the Exchange Act of 1934, as amended), internal control over financial reporting is a process designed by, or under the supervision of Basic’s principal executive and principal financial officers and effected by its Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the consolidated financial statements in accordance with U.S. generally accepted accounting principles.
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
In connection with the preparation of the Company’s annual consolidated financial statements, management has undertaken an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO Framework). Management’s assessment included an evaluation of the design of the Company’s internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this assessment, management has concluded that as of December 31, 2020, the Company’s internal control over financial reporting was effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
ITEM  9B. OTHER INFORMATION
None.
PART III
Pursuant to paragraph 3 of General Instruction G to Form 10-K, the information required by Item 10, to the extent not set forth in Part I, Items 1 and 2 above, and Items 11 through 14 of Part III of this Report is incorporated by reference from our proxy statement for our 2021 annual meeting of stockholders, which is to be filed pursuant to Regulation 14A within 120 days after the end of our fiscal year ended December 31, 2020.
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
2.1*
First Amended Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its affiliated Debtors, dated December 7, 2016 (Incorporated by reference to Exhibit 2.1 to Form 8-K (SEC File No. 001-32693) filed on December 12, 2016)

2.2*
Findings of Fact, Conclusions of Law, and Order Approving the Debtors’ Joint Prepackaged Chapter 11 Plan of Basic Energy Services, Inc. and its Affiliated Debtors, dated December 9, 2016 (Incorporated by reference to Exhibit 99.1 to Form 8-K (SEC File No. 001-32693) filed December 12, 2016)

2.3*‡
Purchase Agreement, dated as of March 9, 2020, by and among the Company, Ascribe III Investments LLC, Basic Energy Services, Inc., NexTier Holding Co. and C&J Well Services, Inc. (Incorporated by reference to Exhibit 2.3 to the Company’s Annual Report on Form 10-K (SEC File No. 001-32693) filed on March 13, 2020)

3.1*
Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693), filed on December 23, 2016)

3.2*
Certificate of Amendment to the Second Amended and Restated Certificate of Incorporation of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 12, 2020)

3.3*	Certificate of Designations (Incorporated by reference to Exhibit 3.1 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)
3.4*
Second Amended and Restated Bylaws of Basic Energy Services, Inc. (Incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.1*
Specimen Stock Certificate representing Common Stock of the Company (Incorporated by reference to Exhibit 4.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693), filed on December 23, 2016)

4.2*
Warrant Agreement between Basic, as issuer, and American Stock Transfer & Trust Company, LLC, as warrant agent, dated as of December 23, 2016. (Incorporated by reference to Exhibit 4.1 to Form 8-A12G (SEC File No. 001-32693) filed on December 23, 2016)

4.3*
Registration Rights Agreement, dated as of December 23, 2016, between Basic and certain stockholders (Incorporated by reference to Exhibit 10.1 of the Company’s Registration Statement on Form 8-A12B (SEC File No. 001-32693) filed on December 23, 2016)

4.4*
Indenture, dated as of October 2, 2018, by and among Basic Energy Services, Inc., the subsidiary guarantors party thereto and UMB Bank, N.A., as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8 K (SEC File No. 001 32693) filed on October 9, 2018)

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

4.7*
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

4.8	Description of Securities
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
10.17* †
Form of Non-Employee Director Time-Based Restricted Stock Unit Award Agreement (Incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 16, 2019)

10.18* †
Amended and Restated Employment Agreement of James F. Newman, effective as of November 24, 2008 (Incorporated by reference to Exhibit 10.27 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693) filed on March 1, 2010)

10.19* †
Amendment to Amended and Restated Employment Agreement of James F. Newman, effective as of November 1, 2013. (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on December 2, 2013)

10.20* †
Employment Agreement of Douglas B. Rogers, effective as of March 16, 2009. (Incorporated by reference to Exhibit 10.28 of the Company’s Annual Report on Form 10-K (SEC File No. 001-32693), filed on March 1, 2010)

10.21* †
Form of Amendment to Employment Agreement, dated as of October 24, 2016 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693), filed on October 25, 2016)

10.22* †
Employment Agreement of William T. Dame, effective as of November 1, 2013 (Incorporated by reference to Exhibit 10.44 of the Company’s Amendment No. 1 to Annual Report on Form 10-K (SEC File No. 001-32693), filed on April 6, 2017)

10.23* †
Separation and Release Agreement, dated February 7, 2020, by and between the Company and William T. Dame (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 13, 2020)

10.24* †
Consulting Agreement, dated February 13, 2020, by and between the Company and William T. Dame (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on February 19, 2020)

10.25* †
Employment Agreement of Eric Lannen, effective as of August 1, 2015 (Incorporated by reference to Exhibit 10.45 of the Company’s Amendment No. 1 to Annual Report on Form 10-K (SEC File No. 001-32693), filed on April 6, 2017)

10.26* †
Employment Agreement of David Schorlemer, effective as of August 27, 2018 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018)

10.27* †	Offer Letter of David Schorlemer, dated August 12, 2018 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K/A (SEC File No. 001-32693) filed on August 31, 2018)

10.28* †
Separation and Release Agreement, dated September 28, 2020, by and between the Company and David S. Schorlemer (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 30, 2020)

10.29* †
Amended and Restated Employment Agreement of Brett Taylor, dated December 12, 2018 (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 13, 2018)

10.30* †
Form of Amendment to Employment Agreement by and between the Company and each executive officer other than Mr. Taylor and each dated December 12, 2018 (Incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 13, 2018)

10.31* †
Separation and Release Agreement, dated September 13, 2019, by and between the Company and T.M. Patterson (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on September 13, 2019)

10.32*†
Amendment to Separation and Release Agreement dated October 25, 2019, by and between the Company and T.M. Patterson (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019)

10.33* †	Offer Letter to Keith Schilling, dated December 16, 2019 (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 19, 2019)
10.34*†
Employment Agreement of Keith Schilling, dated December 19, 2019 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on December 19, 2019)

10.35*†	Employment Agreement of Jack Renshaw, dated March 9, 2020 (Incorporated by reference to Exhibit 10.5 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)
10.36*†	Form of Indemnification Agreement (Incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 17, 2017)
10.37*†	Key Employee Retention Bonus Plan, dated September 30, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 6, 2020)
10.38*†
Employment Agreement of Michael Henry, dated November 9, 2020 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8‑K (SEC File No. 001‑32693) filed on November 12, 2020)

10.39*
ABL Credit Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as borrower, Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, UBS Securities LLC, as syndication agent, PNC Bank National Association, as documentation agent and an L/C issuer, and the other lenders from time to time party thereto (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.40*
Limited Consent and First Amendment to ABL Credit Agreement, dated as of March 9, 2020, among Basic Energy Services, Inc., as borrower, certain subsidiaries of borrower, and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer, (Incorporated by reference to Exhibit 10.3 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

10.41*
Second Amendment to ABL Credit Agreement, dated as of June 15, 2020, by and among the Company, the guarantors party thereto, the financial institutions party thereto and Bank of America, N.A. (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on June 16, 2020)

10.42*
Third Amendment to ABL Credit Agreement, dated October 15, 2020, by and among the Company, the subsidiaries of the Company party thereto, the financial institutions party to the amendment constituting the Required Lenders, and Bank of America, N.A., as administrative agent for the Lenders (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 21, 2020)

10.43
Limited Waiver, dated March 31, 2021, by and among Basic Energy Services, Inc., as borrower, certain subsidiaries of borrower, the financial institutions party to the Limited Waiver constituting the Required Lenders and Bank of America, N.A., as administrative agent, swing line lender and L/C issuer

10.44*
Security Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as administrative agent (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.45*
Supplement No. 1 to Security Agreement, dated as of August 22, 2019, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as collateral agent (Incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019)

10.46*
Supplement No. 2 to Security Agreement, dated as of April 1, 2020, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and UMB Bank, N.A., as collateral agent (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10 Q (SEC File No. 001 32693) filed on August 7, 2020)

10.47*
Security Agreement, dated as of October 2, 2018, among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 9, 2018)

10.48*
Supplement No. 1 to Security Agreement, dated as of August 22, 2019, by and among Basic Energy Services, Inc., as Borrower, the other Debtors party thereto, and Bank of America, N.A., as administrative agent (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (SEC File No. 001-32693) filed on November 1, 2019

10.49*
Exchange Agreement, dated as of March 9, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.1 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

10.50*
First Amendment to Exchange Agreement, dated November 5, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.2 to Form 8‑K (SEC File No. 001‑32693) filed on November 5, 2020)

10.51	Second Amendment to Exchange Agreement, dated March 31, 2021, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC
10.52*
Stockholders Agreement, dated as of March 9, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.2 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

10.53*
Senior Secured Promissory Note, dated March 9, 2020, issued by Basic Energy Services, Inc. in favor of Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.4 to Form 8-K (SEC File No. 001-32693) filed on March 11, 2020)

10.54*
Bridge Note Guaranty Supplement, dated as of April 1, 2020, to Senior Secured Promissory Note issued by Basic Energy Services, Inc. in favor of Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10 Q (SEC File No. 001 32693) filed on August 7, 2020)

10.55*
Second Lien Delayed Draw Promissory Note, dated October 15, 2020, by and between the Company and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 21, 2020)

10.56*
Second Lien Security Agreement, dated as of October 15, 2020, by and among the Company, certain subsidiaries of the Company party thereto and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on October 21, 2020)

10.57*
Commitment Agreement, dated November 5, 2020, by and between Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.1 to Form 8‑K (SEC File No. 001‑32693) filed on November 5, 2020)

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
#
The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S‑K Item 601(a)(5). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BASIC ENERGY SERVICES, INC.

By:	/s/ Keith L. Schilling
Name: Keith L. Schilling
Title: President, Chief Executive Officer and Director
Date: March 31, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Keith L. Schilling	President, Chief Executive Officer and	March 31, 2021
Keith L. Schilling	Director (Principal Executive Officer)

/s/ Adam L. Hurley	Executive Vice President,	March 31, 2021
Adam L. Hurley	Chief Financial Officer,
Treasurer and Secretary
(Principal Financial Officer)

/s/ Michael S. Henry	Vice President and	March 31, 2021
Michael S. Henry	Chief Accounting Officer
(Principal Accounting Officer)

/s/ Julio Quintana	Chairman of the Board	March 31, 2021
Julio Quintana

/s/ Lawrence First	Director	March 31, 2021
Lawrence First

/s/ John Jackson	Director	March 31, 2021
John Jackson

/s/ Derek Jeong	Director	March 31, 2021
Derek Jeong

/s/ James D. Kern	Director	March 31, 2021
James D. Kern

/s/ Ross Solomon	Director	March 31, 2021
Ross Solomon