Form 10-K/A
period 2020-12-31
BASIC ENERGY SERVICES, INC.
filed 2021-04-30
CIK 1109189

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
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☑ No ☐
There were 24,899,932 shares of the registrant’s common stock outstanding as of April 30, 2021.

i

EXPLANATORY NOTE
Basic Energy Services, Inc. (the “Company” or “we” or “us”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the year ended December 31, 2020 (our “Form 10-K”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2021, to include the information required by Items 10 through 14 of Part III of our Form 10-K. This information was previously omitted from our Form 10-K in reliance on General Instruction G(3) to Form 10-K, which permits the information in the above referenced items to be incorporated in our Form 10-K by reference from our definitive proxy statement if such statement is filed no later than 120 days after our fiscal year-end. We are filing this Amendment to include Items 10, 11, 12, 13 and 14 of Part III in our Form 10-K because a definitive proxy statement containing such information will not be filed by April 30, 2021. Except for Items 10, 11, 12, 13 and 14 of Part III, no other information included in our Form 10-K is amended or changed by this Amendment.
Pursuant to the rules of the SEC, Part IV, Item 15 has also been amended to contain the currently dated certifications from the Company’s principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002. The certifications of the Company’s principal executive officer and principal financial officer are attached to this 10-K/A as Exhibits 31.1 and 31.2, respectively. Because no financial statements have been included in this 10-K/A and this 10-K/A does not contain or amend any disclosure with respect to Item 307 or 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. Additionally, we are not including the certificate under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Form 10-K/A. Additionally, except as specifically referenced herein, this Amendment No. 1 does not reflect any event occurring after March 31, 2021, the filing date of the 2020 Form 10-K. Accordingly, this Amendment should be read in conjunction with our Form 10-K and with our filings with the SEC subsequent to the filing of our Form 10-K.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Information about our Directors. The following table represents our Board of Directors (the "Board"):

Name	Class	Age	Biography
Julio M. Quintana
Independent Director since 2016	I	61	Mr. Quintana served as the President and Chief Executive Officer of Tesco Corporation (NASDAQ: TESO), from 2005 until his retirement in January 2015 and was a member of the Tesco board from September 2004 to May 2015. Prior to the appointment as President and Chief Executive Officer, Mr. Quintana served as Executive Vice President and Chief Operating Officer at Tesco beginning in September 2004. Prior to his tenure at Tesco, Mr. Quintana worked for Schlumberger Corporation as Vice President of Integrated Project Management and Vice President of Marketing for The Americas from November 1999 to September 2004. Prior to Schlumberger, Mr. Quintana worked from June 1980 to November 1999 for Unocal Corporation, an integrated E&P company. Mr. Quintana held various operational and managerial roles in production, drilling and asset management. His last roles at Unocal were Asset Manager for the Mid Continent Region and Asset Manager for Deepwater Gulf of Mexico. Mr. Quintana brings 40 years of experience in various aspects of the oil and gas exploration and production industry, including strong experience in upstream operations, a deep understanding of drilling and asset management technologies, broad human resources management skills and experience. Mr. Quintana has a degree in Mechanical Engineering from the University of Southern California. He is member of the board of Directors of SM Energy (NYSE:SM) since July 2006, a member of the board of Newmont Mining (NYSE:NEM) since October 2015, and a member of the board of California Resources Corporation (NYSE:CRC) since October 2020.
Keith L. Schilling
Director since 2020	I	48	Mr. Schilling has 25 years of related industry experience and was named our President, Chief Executive Officer and Director in December 2019. Prior to joining the Company, Mr. Schilling was employed by Baker Hughes Company, where he served as President of Baker Hughes Canada since November 2018 and as Director, Sales and Commercial from July 2017 until November 2018. From October 2016 until June 2017, he served as President - Surface for the North America Region. Prior to his work for Baker Hughes Company and its affiliates, Mr. Schilling served as Senior Vice President for TETRA Technologies, Inc. from December 2014 until October 2016. From 1995 to 2014, Mr. Schilling was employed by Schlumberger Limited in numerous capacities. Mr. Schilling received a B.S. in Chemical Engineering from Texas A&M University in 1995 and an M.B.A. from Rotterdam University in 2008.
Lawrence First
Director since 2020	I	59	Mr. First currently serves as the Chief Investment Officer and Managing Director of Ascribe Capital LLC (“Ascribe”). Mr. First joined Ascribe in 2008. Prior to joining Ascribe, Mr. First was a Managing Director and Co-Portfolio Manager in Merrill Lynch’s Principal Credit Group, a proprietary investing platform for the firm’s capital, where he was responsible for evaluating and managing assets in the team’s North American portfolio, including non-investment grade bank loans, stressed/distressed fixed income investments and public and private equity. Prior to joining Merrill Lynch in 2003, Mr. First was a senior partner in the Bankruptcy and Restructuring department of the law firm of Fried, Frank, Harris, Shriver & Jacobson LLP, where he began his legal career in 1987. At Fried Frank, he represented both debtors and creditors in both in-court and out-of-court restructurings as well as lenders to, investors in, and potential buyers and sellers of, financially troubled companies. Prior to his joining Fried Frank’s Bankruptcy and Restructuring department, he was a member of its Corporate Department, where he became a partner in 1994. On behalf of Ascribe Capital LLC, Mr. First has been a member of the boards of directors of Fuse Media since 2020, Nuverra Environmental Solutions Inc. since May 2018, and Forbes Energy Services Ltd. since April 2017. He was a director on the board of Geokinetics Inc. from 2013 to 2018, Alion Science and Technology Corp. from August 2014 to August 2015, and EnviroSolutions Inc. from July 2010 to March 2018. Mr. First received a Bachelor of Arts in History and Sociology from Haverford College, and a Juris Doctor from New York University School of Law. He also attended the London School of Economics. Mr. First’s background in the financial and legal industries provides valuable expertise to the Board.

John Jackson
Independent Director since 2016	II	61	Mr. Jackson has served as Chief Executive Officer of Spartan Energy Partners since March 2010 and CEO of CSI Compressco since January 2021 as Spartan acquired the General Partner interest in CSI Compressco (CCLP). Prior to that, from January 2008 through October 2009, Mr. Jackson was the Chairman and Chief Executive Officer of Price Gregory Services, Inc., a leading energy infrastructure services provider specializing in pipeline construction. Prior to Price Gregory, from October 2004 to August 2007, Mr. Jackson served as President and Chief Executive Officer of Hanover Compressor, and from January 2002 to September 2004 as Hanover’s Chief Financial Officer. Prior to that, Mr. Jackson held several positions at Duke Energy Field Services, including Chief Financial Officer, and he also held various positions at Union Pacific Resources. Mr. Jackson currently sits on the board of directors of Seitel, Inc. and Main Street Capital Corp. He has previously served on the board of directors of CNX Midstream (2015-2020), Select Energy Services (2012 to 2015), RSH Energy (2013 to 2014), Encore Energy Partners (2009 to 2011) and Exterran Holdings, Inc. (2007 to 2009). Mr. Jackson earned a Bachelor of Business Administration in Accounting from Baylor University.
Derek Jeong
Director since 2020	II	30	Mr. Jeong currently serves as a Principal at Ascribe. Mr. Jeong joined Ascribe Capital in 2014. Previously, he was with J.P. Morgan as an analyst in the Leveraged Finance group. Mr. Jeong received a B.S. in Finance and Strategy from Cornell University’s Dyson School of Applied Economics and Management.
James D. Kern
Independent Director since 2016	III	54	Mr. Kern has served as Managing Partner of Majestic Ventures 1 LLC, a consulting and investment partnership focused on early stage growth companies since May 2014. Mr. Kern also has served as a director of First Eagle Alternative Capital BDC, Inc. (formerly THL Credit, Inc.) since December 2014, and of Boart Longyear since February 2018. In addition, Mr. Kern has served on the board of directors of PlaySight Interactive Ltd., a designer of consumer sports analytics systems, since May 2014. From 2010 to 2014, Mr. Kern was a Managing Director at Nomura Securities, serving as Head of Global Finance FIG and Specialty Finance Investment Banking for the Americas. He previously served as a Managing Director at J.P. Morgan Securities within the FIG practice focused on Asset Management and Specialty Finance clients and, from 1994-2008, was a Senior Managing Director at Bear Stearns where he held several positions including Head of Strategic Finance-FIG, Head of Corporate Derivatives and was a founding member of the firm’s Structured Equity Products group. Mr. Kern has a B.S. degree from the Marshall School of Business at the University of Southern California.
Ross Solomon
Director since 2020	III	33	Mr. Solomon currently serves as a Managing Director at Ascribe. Mr. Solomon joined Ascribe in 2012. Previously, he was with Evercore Partners as an analyst in the Restructuring and Debt Capital Markets Group. Mr. Solomon has been a director of Phillips Pet Food & Supplies since November 2020, and was a Director of Geokinetics Inc. from 2016 to 2018. Mr. Solomon received a B.S. in Economics from the University of Pennsylvania’s Wharton School.
Director Experience, Qualifications, Attributes and Skills. The relevant experience, qualification, attributes and skills that our director nominees and directors bring to the Board include: for Mr. Quintana, engineering, finance, international, leadership, industry, public policy, and technology; for Mr. Schilling, extensive energy industry leadership experience; for Mr. First, knowledge and understanding of financial and legal industries; for Mr. Jackson, experience as a chief executive officer in energy industry, finance and accounting; for Mr. Jeong, extensive financial expertise; for Mr. Kern, strategic finance, capital markets activities, derivative expertise, and audit committee experience; and for Mr. Solomon, extensive financial expertise. Only one of our directors, Mr. Schilling, is an officer of the Company. Mr. Schilling, our President and Chief Executive Officer, has over 25 years of experience in our industry.
Family Relationships. There are no family relationships between any of our directors, director nominees or executive officers.

EXECUTIVE OFFICERS
The following table sets forth certain information with respect to our executive officers. Officers are elected annually by the Board and serve until their successors are duly elected and qualified or until their earlier death, resignation or removal. As of April 7, 2021, the respective ages and positions of our executive officers are as follows:

Name	Age	Position
Keith L. Schilling (1)	48	President, Chief Executive Officer and Director
Adam L. Hurley	40	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
James F. Newman	56	Executive Vice President — Operations
Sterling J. Renshaw	52	Senior Vice President — Western Region
Brandon McGuire	43	Senior Vice President — Central Region
Eric W. Lannen	54	Chief Human Resources Officer
Brett J. Taylor	47	Vice President — Quality, Health, Safety & Environment
Pedro Buhigas	40	Chief Information & Technology Officer
Michael S. Henry	49	Vice President and Chief Accounting Officer
Robert Reeb	32	Vice President and General Counsel
1.For biographical information on Mr. Schilling, see “Information about our Directors” beginning on page 4.

Adam L. Hurley (Executive Vice President, Chief Financial Officer, Treasurer and Secretary) has 17 years of related industry experience. He previously served as our Executive Vice President – Operations, and has also served as Vice President of Strategy and Business Development beginning in July 2018 and as Chief Integration Officer beginning in March 2020. Prior to joining Basic, he was an investment banker focused on oil and gas M&A advisory at Intrepid Partners, an energy-focused merchant bank, from 2016 to 2018, and Goldman Sachs from 2013 to 2016. Before that, Mr. Hurley was an officer in the U.S. Army for 8 years, most notably as a Special Forces team leader and an infantry platoon leader. Mr. Hurley graduated with a Bachelor of Science degree from the United States Military Academy at West Point and a Masters of Business Administration from Duke University.
James F. Newman (Executive Vice President — Operations) has 35 years of related industry experience and has been our Senior Vice President, Region Operations since October 2013. He previously served as our Group Vice President — Permian Business Unit from April 2011 until September 2013 and has been a Group Vice President since September 2008. Prior to joining Basic, he co-founded Triple N Services in 1986 and served as its President through May 2008. He initially served Basic as an Area Manager in the plugging and abandonment operations. Mr. Newman is a registered Professional Engineer and is active in the Society of Petroleum Engineers. Mr. Newman graduated with a B.S. in Petroleum Engineering from Colorado School of Mines.
Sterling J. Renshaw (Senior Vice President — Western Region) joined Basic as Senior Vice President — Western Region in March 2020 with the acquisition of C&J Well Services, Inc. Previously, he served as NexTier's Senior Vice President — Well Services starting in October 2019 after their merger with C&J Energy Services, Inc. (“C&J”). He previously served as President of C&J’s Well Support Services division, a position he held since August 2017. He first joined C&J in March 2015 as Senior Vice President, Operations for the Well Support Services Northwest region when C&J combined with the completion and production services business of Nabors Industries Ltd. Mr. Renshaw has more than 30 years of industry experience, dealing with all aspects of well support services. He first joined Pool Well Services, which was subsequently acquired by Nabors and then C&J, in 1988. Since then, he has held numerous operational and management positions of increasing responsibility.
Brandon McGuire (Senior Vice President — Central Region) Mr. McGuire has 15 years of industry experience exclusively with Basic Energy Services and became Vice President of the Permian Basin Unit in 2017. Before his promotion, Mr. McGuire was VP of the Gulf Coast region and has previously served in a variety of departments including Business Development, IT, Region Controller and Operations throughout Basic Energy’s Corporate Offices, Gulf Coast, Central and Rocky Mountain regions. Mr. McGuire has a Bachelor’s degree in Accounting and a Master’s degree in Business Administration from Angelo State University.

Eric W. Lannen (Chief Human Resources Officer) has more than 27 years of Human Resources experience in the oil & gas, engineering & construction, defense & government services and the technology industries, as well as more than 16 years of experience in Human Resources leadership roles. Prior to joining Basic in August 2015, Mr. Lannen served as Senior Vice President, Human Resources for Dyncorp International and Vice President of Human Resources at McDermott International. Mr. Lannen’s prior experience includes: talent acquisition leader for IBM growth markets across five continents; leading Human Resources for the Government Services Division of Kellogg Brown & Root (KBR); and several HR positions at Halliburton Company. Mr. Lannen graduated from Texas A&M University with a Bachelor of Science degree.
Brett J. Taylor (Vice President — Quality, Health, Safety & Environment) has 27 years of related industry experience. He has served as our Vice President — Quality, Health, Safety & Environment since November 2020. From December 2018 until November 2020, he worked for Basic as Chief Technology Officer. From June 2013 until December 2018, he worked for Basic as Vice President of Manufacturing and Equipment. Prior to joining Basic, he was President of Taylor Industries, LLC ("Taylor Industries") in Tulsa, Oklahoma from 2010 to 2013. From 2009 to 2010, he served as Executive Vice President of Sales and Marketing at Serva Group Manufacturing. Before that, Mr. Taylor held positions of increasing responsibilities at Taylor Industries over an 11-year span. His tenure at Taylor Industries included the role of Consultant, President of Sales from 2008 to 2009, President of Taylor Industries from 2003 to 2008, General Manager & Vice President of Business Development from 2001 to 2003, and Sales and Marketing Manager from 1997 to 1999. Mr. Taylor graduated with a Bachelor of Business Degree from the University of Oklahoma.
Pedro R. Buhigas (Chief Information & Technology Officer). Mr. Buhigas has more than 15 years of IT leadership experience in the industry. Mr. Buhigas was recently named Chief Information & Technology Officer in 2020. He previously served as the Company's Vice President, Information Systems & Technology since March 2019. Prior to joining Basic, he served as Vice President, Information Technology at TETRA Technologies, a leading solutions provider to the upstream energy industry for completion fluids, water management and compression services, from June 2016 to February 2019, and Stallion Oilfield Services, a provider of auxiliary rentals and services for oil and gas operations, from December 2005 to June 2016, where he served as CIO since January 2012. Mr. Buhigas’ earlier professional career includes software development positions with increasing responsibility, including Software Design Engineer for Microsoft Corporation. Mr. Buhigas received his Bachelor of Science degree in Computer and Information Science from Ohio State University.
Michael S. Henry (Vice President and Chief Accounting Officer). Mr. Henry has 26 years of finance and accounting related experience. He joined Basic in November 2020. Prior to joining Basic, he served as Corporate Controller of FTS International Services, LLC beginning in October 2015, and as the Director of Accounting Policy and External Reporting from February 2014 to October 2015. From February 2008 until February 2014, Mr. Henry served as Director of Financial Reporting for RadioShack Corporation. Mr. Henry spent the first eight years of his career in public accounting with PricewaterhouseCoopers, LLP. Mr. Henry received a BBA in Accounting from Texas Christian University.
Robert Reeb (Vice President and General Counsel). Mr. Reeb joined Basic Energy Services in January 2021. He previously served as an attorney at Jackson Walker LLP, a law firm based in Texas with over 400 attorneys, from September 2014 to January 2021. Mr. Reeb graduated with a B.B.A. in accounting from the University of Texas at Austin and received a J.D. from Texas Tech University School of Law, where he graduated Order of the Coif.
Family Relationships. There are no family relationships between any of our directors, director nominees or executive officers.

BOARD OF DIRECTORS

Board of Directors
Compensation. Directors who are our employees do not receive a retainer or fees for service on the Board or any committees. We pay non-employee directors for their service as directors. For 2020, directors who were not employees received an annual fee of $85,000 and our Chairman received an additional $45,000. In addition, the chairman of each committee received the following annual fees: Audit Committee — $15,000; Compensation Committee — $15,000; and Nominating and Corporate Governance Committee — $10,000.
We granted each non-employee director $100,000 in restricted cash awards (or $145,000 aggregate for our Chairman) under the Non-Employee Director Incentive Plan, which was paid on March 15, 2021. Directors are reimbursed for reasonable out-of-pocket expenses incurred in attending meetings of the Board or committees and for other reasonable expenses related to the performance of their duties as directors.
Independence. Our Board currently consists of seven members, including three members determined by our Board to be independent — Messrs. Quintana, Jackson and Kern.
Our common stock is quoted for trading on OTCQX. Pursuant to OTCQX rules, we are required to have at least two independent members of the Board as well as an Audit Committee with a majority of independent directors. The Company’s standards for determining director independence require the assessment of directors’ independence each year. A director cannot be considered independent unless the Board affirmatively determines that he or she does not have any relationship with management or the Company that may interfere with the exercise of his or her independent judgment, including any of the relationships that would disqualify the director from being independent under OTCQX rules.
The Board has assessed the independence of each non-employee director under the Company's guidelines and OTCQX rules and, in the case of the Audit Committee, rules of the Securities and Exchange Commission (“SEC”) including Rule10A-3(b). The Board has affirmatively determined that, under OTCQX and SEC rules, Messrs. Quintana, Jackson and Kern are independent directors, based on information provided by the directors.
In the case of the Compensation Committee, Messrs. Kern, First, Solomon and Jeong were determined to be non-employee directors for purposes of Rule 16b-3.

Committees of the Board
Our Board has the following three standing committees, each with a written charter adopted by the Board and available on our website:

•Audit Committee;
•Nominating and Corporate Governance Committee; and
•Compensation Committee.
All of the directors on our Audit Committee are currently independent in compliance with the requirements of the Sarbanes Oxley Act of 2002, the OTCQX rules and SEC rules and regulations. The following table shows the committees on which each director serves:

Director	Audit	Nominating and Corporate Governance	Compensation
Julio M. Quintana	X	X*
Keith Schilling
James D. Kern	X		X*
John Jackson	X*	X
Larry First			X
Ross Solomon		X	X
Derek Jeong		X	X
*Chairperson.

Audit Committee. The Audit Committee is composed of Messrs. Jackson (Chairman), Kern and Quintana.
To promote the independence of the audit, the Audit Committee consults separately and jointly with the independent auditors, the internal auditors and management. The Board has determined that Mr. Jackson is an “audit committee financial expert” as that term is defined in Item 407(d)(5) of Regulation S-K.
Nominating and Corporate Governance Committee. The Nominating and Corporate Governance Committee is composed of Messrs. Quintana (Chairman), Jackson, Jeong and Solomon.
The Nominating and Corporate Governance Committee has established procedures for identifying and evaluating director nominees. Among the many factors considered in identifying and evaluating nominees, the Nominating and Corporate Governance Committee first considers the Board’s needs. Candidates will first be interviewed by the Nominating and Corporate Governance Committee. If approved by the Nominating and Corporate Governance Committee, candidates will then be interviewed by additional members of the Board. The full Board, with such interested directors recusing themselves as appropriate, will approve all final nominations after considering the recommendations of the Nominating and Corporate Governance Committee. The Chairman of the Board, acting on behalf of the other members of the Board, will extend the formal invitation to an approved candidate to stand for election to the Board.
The Nominating and Corporate Governance Committee will continue to seek opportunities to enhance the diversity of directors serving on our Board. Although the Nominating and Corporate Governance Committee does not have specific requirements with regard to diversity in identifying director nominees, the Nominating and Corporate Governance Committee has historically considered, and will continue to consider, diversity a significant factor in evaluating the qualifications and experience of director nominees. In that regard, the Nominating and Corporate Governance Committee will endeavor to achieve an overall variety and mix of diversity in professional experiences, skills, perspective, culture, race and gender among the directors of our Board.
Stockholders may nominate director candidates in accordance with the Company’s Bylaws. Such nominations must be made in writing to the Company’s Secretary at the Company’s principal executive offices. The recommendation must set forth certain information about both the nominee and the nominating stockholder(s). The foregoing is a summary, and the specific requirements and procedures of the Bylaws, including timing of proposals, control.
The stockholder’s notice must set forth as to each nominee all information relating to the nominee that may be required under United States securities laws to be disclosed in solicitations of proxies for the election of directors, including the written consent of the person being recommended as a director candidate to being named in the proxy statement as a nominee and to serving as a director if elected. The stockholder’s notice must also set forth as to (i) the stockholder giving notice and (ii) if any, (A) the beneficial owner on whose behalf the nomination is made, (B) any affiliates or associates of such stockholder or any beneficial owner described in clause (A), and (C) each other person with whom any of the foregoing persons either is acting in concert with respect to the Company or has any agreement, arrangement or understanding (whether written or oral) for purpose of acquiring, holding, voting (except pursuant to a revocable proxy given in certain specified circumstances) or disposing of any capital stock of the Company or to cooperate in obtaining, changing or influencing the control of the Company (except independent financial, legal and other advisors acting in the ordinary course of their respective businesses) (each person in clauses (A), (B) and (C) is referred to as a “Stockholder Associated Person”): (1) a description of each agreement, arrangement or understanding with any Stockholder Associated Person; (2) the name and record address, as they appear on the Company’s books, of the stockholder proposing such business, such stockholder’s principal occupation and the name and address of any Stockholder Associated Person; (3) the class or series and number of equity and other securities of the Company which are, directly or indirectly, held of record or beneficially owned by such stockholder or by any Stockholder Associated Person, the dates on which such stockholder or any Stockholder Associated Person acquired such shares and documentary evidence of such record or beneficial ownership; (4) a list of all Derivative Interests (as defined in the Bylaws) held of record or beneficially owned by the stockholder or any Stockholder Associated Person; (5) the name of each person with whom the stockholder or any Stockholder Associated Person has a Voting Agreement (as defined in the Bylaws); (6) details of all other material interests of each stockholder or any Stockholder Associated Person in the proposal of the nominee or any security of the Company (collectively, “Other Interests”); (7) a description of all economic terms of all such Derivative Interests, Voting Agreements or Other Interests and copies of all agreements and other documents relating to each such Derivative Interest, Voting Agreement or Other Interest; and (8) a list of all transactions by such stockholder and any Stockholder Associated Person involving any securities of the Company or any Derivative Interests, Voting Agreements or Other Interests within the six-month period prior to the date of the notice.
To be timely, a stockholder’s notice given in the context of an annual meeting of stockholders shall be delivered to or mailed and received at the principal executive office of the Company not less than 90 days nor more than 120 days in advance of the first anniversary of the date of the Company’s previous year’s annual meeting of stockholders; provided, however, that if no annual meeting was held in the previous year or the date of the annual meeting of stockholders has been changed by more than 30 calendar days from the date of the previous year’s annual meeting, the notice must be received by the Company not less than 90 days nor more than 120 days prior to such annual meeting date or, if the first public announcement of such annual meeting is less than 100 days prior to the date of such annual meeting, the tenth (10th) day following the day on which the public announcement of the date of such meeting is first made by the Company.
If the information supplied by the stockholder is deficient in any material aspect or if the foregoing procedures are not followed, then the Board may determine that the stockholder’s nomination should not be brought before the meeting and that the nominee is ineligible for election as a director of the Company. The Nominating and Corporate Governance Committee will not alter the manner in which it evaluates candidates, including the minimum criteria set forth above, based on whether or not the candidate was recommended by a stockholder.
Compensation Committee. The Compensation Committee is composed of Messrs. Kern (Chairman), First, Jeong and Solomon.

CORPORATE GOVERNANCE GUIDELINES AND CODE OF ETHICS
The Board has adopted Corporate Governance Guidelines, which present a flexible framework within which the Board, supported by its committees, directs the affairs of the Company. The Board has also adopted a Code of Ethics that applies to the Company’s directors and executive officers, including its principal executive officer, principal financial officer and principal accounting officer. The Corporate Governance Guidelines and Code of Ethics are available in the “Investor Relations — Corporate Governance” section of the Company’s website (www.basices.com).

ITEM 11. EXECUTIVE COMPENSATION

Overview

We are currently a smaller reporting company. For purposes of the SEC’s executive compensation disclosure rules, we are required to provide a Summary Compensation Table and an Outstanding Equity Awards at Fiscal Year-End Table, for the fiscal year ended December 31, 2020, as well as limited narrative disclosures. Further, our reporting obligations extend only to each executive who served as the Company’s Chief Executive Officer during the last fiscal year, each of the other two most highly compensated executive officers, and our former Chief Financial Officer, who is included because he would have been one of the two highest compensated executives had he been an executive at the end of the last fiscal year. We refer to the aforementioned individuals throughout this discussion as the “NEOs” and their names, titles and positions are as follows:

Name	Principal Position
Keith L. Schilling	President and Chief Executive Officer
Adam L. Hurley	Executive Vice President, Chief Financial Officer, Treasurer and Secretary
James F. Newman	Executive Vice President — Operations
T. M. “Roe” Patterson (1)	Former President and Chief Executive Officer
David S. Schorlemer (2)	Former Senior Vice President, Chief Financial Officer, Treasurer and Secretary
1.Mr. Patterson was CEO for a portion of the compensation period covered by this report. Mr. Patterson resigned effective on January 2, 2020 and was succeeded by Mr. Schilling as our President and Chief Executive Officer.
2.Mr. Schorlemer was CFO for a portion of the compensation period covered by this report. Mr. Schorlemer resigned effective on October 6, 2020 and was succeeded by Mr. Hurley as our Executive Vice President and Chief Financial Officer.

What Guides Our Program

Our Compensation Philosophy & Objectives. Our historic compensation philosophy is driven by the following guiding principles that reinforce the critical connections between business performance, stockholder value creation and senior leadership:
•Compensation for performance: A substantial portion of our executive’s total compensation is variable and contingent upon the attainment of certain specific and measurable annual- and long-term business performance objectives.
•Stockholder alignment: Executives are compensated through compensation elements (base salaries, annual- and long-term incentives) designed to create long-term value for our stockholders, as well as foster a culture of ownership.
•Competitiveness: Target compensation is set at a level that is competitive with that being offered to individuals holding similar positions at other oil and gas companies with which we compete for business and talent.
•Attraction and retention: The executive compensation program enables the Company to retain superior executive talent, as well as attract additional top-tier leadership.

The Principal Elements of Compensation: Total Direct Compensation ("TDC"). Our compensation philosophy for the year ended December 31, 2020, was supported by the following principal elements in our executive compensation program:

Element	Form	Purpose
Base Salary	Cash (Fixed)	Provides a competitive rate relative to similar positions at the market median. This enables the Company to attract and retain critical executive talent.
Quarterly Incentive Bonus Plan*	Cash (Variable)	Ties the compensation of eligible executives in specific areas, regions and divisions directly to the achievement of financial return on assets employed, revenue growth and safety goals within their particular operations.
Annual Cash Bonus Plan	Cash (Variable)	Provides motivation toward, and reward for the achievement of, annual financial and strategic goals that drive long-term stockholder value.
Long-Term Incentives	Cash or Equity (Variable)	Provides incentives to execute on longer-term financial/strategic growth goals that drive stockholder value creation and support the Company’s retention strategy.
*The CEO, CFO, and Senior Vice President — Region Operations do not participate in this plan. Any bonus amounts awarded under this plan to the other NEOs are deducted from any bonus amounts received under the Annual Cash Bonus Plan.
Section 162(m). We consider objectives such as attracting, retaining and motivating leaders when we design our executive compensation programs. We also consider the tax-deductibility of compensation, but it is not our sole consideration. For federal income taxes, compensation is an expense that is fully tax-deductible for almost all our employees. Our NEOs are treated differently. Their pay above one million is non tax-deductible. Effective for tax years 2018 and later, the performance-based compensation exception to the one million deduction limitation was repealed. As a result of the elimination of the performance-based compensation exception from the 162(m) limitation, the opportunity to design programs that are fully tax-deductible for our NEOs has effectively been eliminated. Therefore, we believe that tax-deductibility will have less of an impact on our program design both currently and in the future.

Summary Compensation Table
The following information relates to compensation paid by the Company for the fiscal years ended 2020 and 2019 to each executive who served as the Company’s Chief Executive Officer during the last fiscal year, each of the other two most highly compensated executive officers, and our former Chief Financial Officer, who is included because he would have been one of the two highest compensated executives had he been an executive at the end of the last fiscal year:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)(2)	Stock Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)(4)	All Other Compensation ($)(5)	Total ($)
Keith L. Schilling	2020	557,500	150,000	—	213,800	1,301,473	2,222,773
President and Chief Executive Officer	2019	—	—	—	—	—	—
Adam L. Hurley	2020	328,384	—	—	82,941	431,278	842,603
Executive Vice President, Chief Financial Officer, Treasurer and Secretary
James F. Newman,	2020	360,966	—	—	91,403	557,744	1,010,113
Executive Vice President — Operations	2019	420,930	—	312,503	234,232	8,360	976,025
T.M. “Roe” Patterson	2020	27,730	—	—	360,000	1,909,467	2,297,197
Former President and Chief Executive Officer	2019	713,860	—	—	—	429,509	1,143,369
David Schorlemer	2020	286,154	200,000	—	—	70,665	556,819
Former Senior Vice President, Chief Financial Officer, Treasurer and Secretary	2019	400,000	200,000	299,340	243,320	900	1,143,560
______________
1.Under the terms of their employment agreements, Messrs. Schilling, Hurley, Newman, Patterson and Schorlemer were entitled to the compensation described under “Employment Agreements” below.
2.Pursuant to his appointment in January 2020, Mr. Schilling received guaranteed cash payment of $150,000. Pursuant to his appointment in August 2018, Mr. Schorlemer received guaranteed cash payment of $200,000 on each of March 15, 2019 and March 15, 2020. In 2019, Messrs. Patterson, Schorlemer and Newman received an annual cash bonus for 2019 performance that was paid in early 2020. In 2020, Messrs. Schilling, Newman and Hurley received an annual cash bonus for 2020 performance that was paid in early 2021.
3.This column represents the total grant date fair value of RSAs, time-based phantom stock and performance-based phantom stock granted to each of the applicable named executive officers. The grant date fair value of performance-based phantom stocks granted in 2019, $1.22 was calculated in accordance with FASB ASC Topic 718, based on the fair value on the grant date, May 15, 2019. The value of time-based RSAs and time-based phantom stock was calculated based upon the closing market price of the stock on the grant date, May 15, 2019. The actual value that an executive officer will realize upon vesting of performance or time-based awards will depend upon the market price of the Company’s stock on the vesting date, so there is no assurance that the value realized by an executive officer will be at or near the value of the market price of the Company’s stock on the grant date. Refer to the Company's Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 31, 2020 for further discussion on our grant-date valuation of stock-based compensation.
4.Reflects aggregate bonus payments made utilizing metrics under our annual cash bonus incentive compensation plan.
5.Includes long term incentive cash awards granted to the applicable named executive officers. Includes vehicle allowance for 2019 and 2020 of $7,460 and $5,371 for Mr. Newman. Includes a cell phone allowance for 2019 of $900 for Mr. Newman and Mr. Schorlemer. Mr. Patterson and Mr. Schilling did not participate in the cell phone allowance plan in 2019 and 2020. All other compensation for Mr. Patterson, in 2019 and 2020, relates to severance related payments per the Separation Agreement as described below.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information concerning unexercised stock options and unvested restricted stock of each of our named executive officers as of December 31, 2020:

Option Awards				Stock Awards
	Number of Securities Underlying Unexercised Options	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock that have not vested	Market Value of Shares or Units of Stock that have not vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that have not vested	Equity Incentive Plan Awards: Market or Payout value of Unearned Shares, Units or Other Rights that have not vested
	(#)
Name	Exercisable	($)		(#)	($)	(#)	($)
(a)	(b)	(e)	(f)	(g)	(h)	(i)	(j)
T.M. “Roe” Patterson (1)
David Schorlemer (2)
Adam L. Hurley
5/15/2019 (3)	—	—	—	—	—	19,402	$1,940
5/15/2019 (4)	—	—	—	19,402	$1,940	—	—
5/15/2019 (5)	—	—	—	29,103	$2,910	—	—
James F. Newman
12/23/2016 (6)	35,614	$36.55	12/31/2026	—	—	—	—
2/22/2017 (7)	35,614	$41.93	2/22/2027	—	—	—	—
5/15/2019 (3)	—	—	—	—	—	27,778	$2,778
5/15/2019 (4)	—	—	—	27,778	$2,778	—	—
5/15/2019 (5)	—	—	—	41,667	$4,167	—	—

1.On September 13, 2019, Mr. T.M. “Roe” Patterson notified the Board of his decision to voluntarily resign as President and Chief Executive Officer of the Company. Thus, all his outstanding stock and option awards were forfeited.
2.On September 28, 2020, Mr. David S. Schorlemer notified the Board of his decision to voluntarily resign as Senior Vice President and Chief Financial Officer of the Company. Thus, all his outstanding stock awards were forfeited.
3.RSAs were granted by our Board, as recommended by the Compensation Committee, to certain members of management, including our named executive officers, on May 15, 2019. RSAs vest in three equal annual installments commencing May 15, 2020.
4.On May 15, 2019, the Compensation Committee of the Board made grants of cash-settled time-based phantom restricted stock to certain members of management. Cash-settled time-based phantom shares granted under the LTIP, vest in one-third increments on May 15, 2020, 2021 and 2022. Each cash-settled time-based phantom share is the economic equivalent of one share of Company common stock, subject to a maximum settlement amount of $9.00 per phantom share and are subject to accelerated vesting in certain circumstances.
5.On May 15, 2019, the Compensation Committee of the Board made grants of cash-settled performance-based phantom restricted stock to certain members of management. Performance for the award is measured based on the Company's relative total stock return (“TSR”) compared to the TSR of a selected peer group of energy services companies. These units have a two year performance period and will vest in two equal installments beginning on May 15, 2021. Each cash-settled time-based phantom share is the economic equivalent of one share of Company common stock, subject to a maximum settlement amount of $9.00 per phantom share and are subject to accelerated vesting in certain circumstances.
6.These options vested in equal installments beginning on December 23, 2017. As of December 31, 2019, these options are fully vested.
7.These options vested in equal installments beginning on February 8, 2018. As of February 22, 2020, these options are fully vested.

Director Compensation

The following table sets forth information concerning the 2020 compensation of each of our directors other than Keith L. Schilling, who was a named executive officer and received no compensation for serving as a director:

Name	Fees Earned or Paid in Cash	All Other Compensation	Total
	($)	($)	($)
(a)	(b)	(g) (1)	(h)
Julio M. Quintana (Chairman)	135,000	145,963	280,963
Lawrence First (2)	—	—	—
John Jackson	100,000	100,963	200,963
James D. Kern	98,750	100,963	199,713
Derek Jeong (2)	—	—	—
Ross Solomon (2)	—	—	—
Samuel E. Langford (3)	21,250	963	22,213
Timothy H. Day (3)	25,000	1,938	26,938
0
1.This column includes the total long term incentive cash awards granted to each of the applicable directors and the vesting of cash-settled phantom stock awards.
2.Messrs. First, Jeong and Solomon assign all compensation to Ascribe Capital.
3.Messrs. Day and Langford resigned from the Board effective March 9, 2020.

For additional information regarding fees earned for services as a director in 2020, including annual retainer fees, committee and chairmanship fees, and meeting fees, see “Board of Directors and Committees of the Board — Board of Directors — Compensation.”

Employment Agreements
Pursuant to our employment agreement, effective December 19, 2019, with Keith L. Schilling, our President and Chief Executive Officer, Mr. Schilling’s initial annual base salary was set at $650,000 and is subject to adjustment at least annually. Mr. Schilling is entitled to an annual performance bonus if certain performance criteria are met. In addition, Mr. Schilling is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our LTIP. If Mr. Schilling’s employment were to be terminated for certain reasons, he would be entitled to a lump sum severance payment equal to 1.5 times the sum of his annual base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three completed fiscal years. Additionally, in the event that within the six months preceding or the twelve months following a change of control of the Company, Mr. Schilling’s Employment Agreement is not renewed by the Company and a new employment agreement has not been entered into, Mr. Schilling will be entitled to the same severance benefits described above, subject to certain conditions. Mr. Schilling’s employment agreement renews automatically each January 1st for a one-year period unless notice of termination is properly given by us or Mr. Schilling. In the event that Mr. Schilling’s employment agreement is not renewed by us for any reason other than cause and a new employment agreement has not been entered into prior to the expiration of the then-current term, Mr. Schilling will be entitled to the same severance benefits described above.
We entered into a Separation Agreement on September 13, 2019 with Mr. Patterson (the “Separation Agreement”), pursuant to which he received (i) a severance payment of $1,442,000, minus applicable taxes and withholdings, and a $200,000 one-time cash payment within ten days following the six-month anniversary of his separation from the Company effective on January 2, 2020 (the “Separation Date”), (ii) after-tax reimbursement of 100% of the COBRA premiums for up to 18 months after the Separation Date or the date Mr. Patterson becomes eligible for group health insurance coverage under another employer’s group health insurance, whichever is sooner, and (iii) reimbursement of attorneys’ fees in an amount up to $20,000 incurred by him in consultations related to the Separation Agreement. In addition, Mr. Patterson received (i) all base salary through the Separation Date, pay for any accrued unused paid time off as of the Separation Date, and his performance bonus for the year 2019, in each case to the extent payable in accordance with Mr. Patterson’s Amended and Restated Employment

Agreement, dated as of October 24, 2016, as amended and (ii) all vested benefits under the Basic Energy Services, Inc. 401(k) Plan and the Basic Energy Services, Inc. Executive Deferred Compensation Plan, in each case in accordance with the terms of the respective plan.
Pursuant to the Separation Agreement, all equity incentive awards previously granted to Mr. Patterson continued to be governed by the terms and conditions of their respective award agreements. All incentive awards that were unvested immediately prior to the Separation Date were forfeited as of the Separation Date. All stock options which vested prior to the Separation Date remained exercisable for 90 days following the Separation Date, after which they expired.
We entered into a Separation Agreement on September 28, 2020 with Mr. Schorlemer (the “Separation and Release Agreement”), pursuant to which he received (i) all base salary through the Separation Date, pay for any accrued unused paid time off as of the Separation Date, and his performance bonus prorated for the year 2020, in each case to the extent payable in accordance with Mr. Schorlemer’s Employment Agreement, dated as of August 27, 2018, and (ii) all vested benefits under the Basic Energy Services, Inc. 401(k) Plan and the Basic Energy Services, Inc. Executive Deferred Compensation Plan, in each case in accordance with the terms of the respective plan.
Mr. Hurley’s employment agreement, following Mr. Hurley's change in role from Executive Vice President, Operations to Executive Vice President, Chief Financial Officer, Treasurer and Secretary on September 29, 2020, provides for a base salary of $450,000. Mr. Hurley is also entitled to an annual performance bonus if certain performance criteria are met. Under the employment agreement, Mr. Hurley is eligible from time to time to receive awards of long-term equity incentive compensation under Basic’s equity compensation plans.
If Mr. Hurley’s employment is terminated for certain reasons, he would be entitled to a lump sum severance payment equal to 1.5 times the sum of his base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. Additionally, if Mr. Hurley’s employment is terminated for certain reasons within the six months preceding or the twelve months following a change of control of Basic, he would be entitled to a lump sum severance payment equal to two times the sum of his base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three completed fiscal years. In the event that within the six months preceding or the twelve months following a change of control of the Company, Mr. Hurley’s employment agreement is not renewed by the Company and a new employment agreement has not been entered into, Mr. Hurley will be entitled to the same severance benefits described above, subject to certain conditions.
Pursuant to Mr. Newman's employment agreement, and following Mr. Newman's change in role from Senior Vice President — Region Operations to Executive Vice President, Operations effective September 29, 2020, Mr. Newman was given an annual base salary of $408,048. Mr. Newman is also entitled to an annual performance bonus if certain performance criteria are met. In addition, Mr. Newman is eligible from time to time to receive grants of stock options and other long-term equity incentive compensation under our LTIP. If Mr. Newman's employment were to be terminated for certain reasons, he would be entitled to a lump sum severance payment equal to 1.5 times the sum of his annual base salary plus his current annual incentive target bonus for the full year in which the termination of employment occurred. Additionally, if the employment were to be terminated for certain reasons within the six months preceding or the twelve months following a change in control of our Company, he would be entitled to a lump sum severance payment equal to two times the sum of his annual base salary plus the higher of (i) his current annual incentive target bonus for the full year in which the termination of employment occurred or (ii) the highest annual incentive bonus received by him for any of the last three fiscal years. The employment agreement renews automatically each January 1st for a one-year period unless notice of termination is properly given by us or the officer. In the event that his employment agreement is not renewed by us for any reason other than cause and a new employment agreement has not been entered into prior to the expiration of the then-current term, Mr. Newman will be entitled to the same severance benefits described above.
The employment agreement for Mr. Newman also provides for gross up payments to the extent Section 280G of the Code would apply to such payments as excess “parachute” payments.
As consideration for our entering into the above employment agreements, each of Messrs. Schilling, Hurley and Newman have agreed in their employment agreements that, for a period of six months following the termination of his employment by us without cause or by him for good reason, and for a period of two years following the termination of his employment for retirement or any other reason, they will not, among other things, engage in any business competitive with ours, render services to any entity that is competitive with us or solicit business from certain of our customers or potential customers. These non-competition restrictions will not apply in the event that such termination is within twelve months of a change in control of our company. Additionally, each officer has agreed not to solicit any of our employees to terminate, reduce or otherwise adversely affect his employment with us for a period of two years following the termination of his employment by us for whatever reason.
Our Compensation Committee reviews and discusses periodically with a compensation consultant the salary and wage levels of our officers and employees, including our NEOs. In February 2021, our Compensation Committee, based on its discussion with its compensation consultant, reviewed and approved 2021 base salaries to remain the same as follows: Mr. Schilling - $650,000; Mr. Hurley - $450,000; and Mr. Newman - $408,048.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS
The following table provides information regarding options, warrants and rights authorized for issuance under our equity compensation plans as of December 31, 2020:
0

Plan Category	Number of Securities to be Issued upon Exercise of Outstanding Options, Warrants and Rights (a) (1)	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights (2)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (excluding Securities Reflected in Column (a)) (3)
Equity compensation plans approved by security holders (1)	352,928	$39.23		1,379,339
Equity compensation plans not approved by security holders	—	—	—
Total	352,928	$39.23		1,379,339
1.Represents shares of common stock issuable under the Basic Energy Services, Inc. Long Term Incentive Plan, effective as of May 14, 2019 (the “LTIP”), and the Basic Energy Services, Inc. Non-Employee Director Incentive Plan, effective as of May 25, 2017 (as amended, the “Director Incentive Plan”). Includes 194,264 shares of common stock that may be issued upon the vesting of stock options and 158,664 shares of common stock that may be issued upon vesting of restricted stock awards ("RSAs").
2.RSAs do not have an exercise price; accordingly, RSAs are excluded from the weighted average exercise price of outstanding awards.
3.Represents the number of shares of common stock remaining available for grant under the LTIP as of December 31, 2020. If any common stock underlying an unvested award is canceled, forfeited or is otherwise terminated without delivery of shares, then such shares will again be available for issuance under the LTIP.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number of shares of common stock beneficially owned as of April 30, 2021, by (1) all persons who beneficially own more than 5% of the outstanding voting securities of the Company, to the knowledge of the Company’s management, (2) each current director, (3) each named executive officer listed in the Summary Compensation Table and (4) all current directors and executive officers as a group.
Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.
Unless otherwise noted, the business address of each of the stockholders listed is 801 Cherry Street, Suite 2100, Fort Worth, Texas 76102.
Beneficial ownership is determined according to the rules of the SEC, which generally provide that a person has beneficial ownership of a security if he, she or it possesses sole or shared voting or investment power over that security, including options that are currently exercisable or exercisable within 60 days.
The beneficial ownership of our common stock is based on 24,899,932 shares of common stock and 118,805 shares of Series A Preferred Stock convertible into 118,805,000 shares of common stock of the Company outstanding as of April 30, 2021.
0

Name	Amount and Nature of Beneficial Ownership	Percent of Shares Outstanding
Ascribe Capital LLC (1)	122,496,846	85.2%
James F. Newman (2)	175,334	*
Adam L. Hurley	45,367	*
Brett Taylor	58,158	*
James D. Kern	66,100	*
Julio M. Quintana	36,600	*
John Jackson	36,100	*
Keith L. Schilling	—	*
Lawrence First	—	*
Ross Solomon	—	*
Derek Jeong	—	*
Directors and Executive Officers as a Group (16 persons)	549,296	0.4%
*    Less than one percent.
1.Based solely on information provided on Schedule 13D/A filed by Ascribe Capital LLC ("Ascribe") with the SEC on March 10, 2020. Reflects 3,691,846 shares of common stock of the Company and 118,805 shares of Series A Preferred Stock convertible into 118,805,000 shares of common stock of the Company, held of record by Ascribe III Investments LLC (“Ascribe III”). Ascribe is the investment manager of Ascribe III and reported shared voting and dispositive power as to 122,496,846 shares of common stock of the Company. Ascribe’s principal business address is 299 Park Avenue, New York, NY 10171.
2.Includes 6,313 warrants to purchase the Company’s common stock on a one-for-one basis. Excludes 71,228 shares issuable upon exercise of stock options, which are subject to forfeiture.
1.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Transactions with Related Persons, Promoters and Certain Control Persons

Transactions with Related Persons. During 2020, there were no transactions with related persons that were required to be disclosed in this proxy statement pursuant to Item 404(d) of Regulation S-K other than those described below under "Change in Control Transaction."
Review, Approval or Ratification of Transactions with Related Persons. Pursuant to the charter of the Audit Committee, the Audit Committee is responsible for establishing procedures for the approval of all related party transactions between the Company and any officer or director that would potentially require disclosure. The Board has adopted a written policy regarding related party transactions that is to be administered by the Audit Committee. The policy applies generally to transactions, arrangements or relationships in which the Company was, is or will be a participant, in which the amount involved exceeds $120,000 and in which any related person had, has or will have a direct or indirect material interest. Related persons include, among others, directors and officers of the Company, beneficial owners of 5% or more of the Company’s voting securities, immediate family members of the foregoing persons, and any entity in which the foregoing persons are employed, are a principal or in which such person has more than a 10% beneficial ownership interest. The Company’s Chief Financial Officer is responsible for submitting related person transactions to the Audit Committee for approval at regularly scheduled meetings, or, if such approval is not practicable, to the Chairman of the Audit Committee for approval between such meetings. When considering related person transactions, the Audit Committee, or where submitted to the Chairman, the Chairman, will consider all of the relevant facts available, including, but not limited to: the benefits of the transaction to the Company; the impact on a director’s independence in the event the related person is a director; the availability of other sources for comparable products or services; the terms of the transaction; and the terms of comparable transactions available to unrelated third parties or to employees of the Company generally. In addition, the Stockholders Agreement with Ascribe (as defined below) provides that certain actions of the Company and its subsidiaries require approval of a special committee of the Board comprised solely of at least two independent directors. The Company is not aware of any transaction that was required to be reported in its filings with the SEC where such policies and procedures either did not require review or were not followed.

Change in Control Transaction
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
The Exchange Agreement
Pursuant to the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company issued to Ascribe 118,805 shares of newly issued Series A Preferred Stock of the Company, which constitutes 83% of the equity interest in the Company. Upon consummation of the Exchange Transaction, the Company’s public stockholders owned approximately 14.94% of the equity interests in the Company.

The Company has issued and outstanding $347 million principal amount of the 10.75% Senior Secured Notes due 2023 (the “Notes”), issued pursuant to that certain Indenture, dated as of October 2, 2018 (the “Base Indenture”) by and among the Company, the guarantors party thereto and UMB Bank, National Association, as trustee and collateral agent (the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of August 22, 2019, by and among the Company, the guarantors party thereto and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). Under the Exchange Agreement, as partial consideration for the Exchange Transaction, the Company paid to Ascribe an amount in cash equal to, $1.5 million, representing the accrued (but unpaid) interest, from and including the most recent date to which interest has been paid pursuant to the terms of the Notes and the Indenture but excluding the date of the closing of the C&J Transaction, on the aggregate principal amount of the Ascribe Senior Notes.
In consideration of providing the a make-whole payment to Seller, the Company paid Ascribe $1 million in cash at the closing of the C&J Transaction. On March 31, 2021, the Company negotiated a settlement of the Make-Whole Reimbursement obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million. Refer to the Company's Annual Report on Form 10-K for the period ended December 31, 2020, filed with the SEC on March 31, 2021 for further discussion on the make-whole payment and reimbursement.
Stockholders’ Agreement & Governance
In connection with the Exchange Agreement, the Company and Ascribe entered into a Stockholders Agreement. As contemplated by the Stockholders Agreement, simultaneously with the closing of the transactions contemplated by the Exchange Agreement, the Board was reconstituted from six directors to seven directors, comprised of (i) three Class I directors with terms to expire in 2020 (the “Class I Directors”), (ii) two Class II directors with terms to expire in 2021 (the “Class II Directors”) and (iii) two Class III directors with terms to expire in 2022 (the “Class III Directors”). Additionally, effective as of the closing of the C&J Transaction, each of Messrs. Timothy H. Day and Samuel E. Langford resigned from the Board and (a) Lawrence First was appointed as a Class I Director, (b) Derek Jeong was appointed as a Class II Director and (c) Ross Solomon was appointed as a Class III Director. Pursuant to the terms of the Stockholders Agreement, following the closing of the C&J Transaction and until the Board Rights Termination Date (as defined below), Ascribe is entitled to designate for nomination for election to the Board all members of the Board, provided that such designations must be made in a manner to ensure that at all times the Board is comprised of at least two independent directors. The “Board Rights Termination Date” means the earlier to occur of (A) the date on which Ascribe Affiliated Entities (as defined below), collectively, no longer beneficially own 25% of the fully-diluted common equity of the Company (including the Series A Preferred Stock) and (B) the date on which Ascribe and its affiliates, collectively, no longer constitute the largest holder of fully-diluted common equity of the Company (including the Series A Preferred Stock). The “Ascribe Affiliated Entities” will be comprised of (x) Ascribe and each investment fund which Ascribe or its affiliates controls or for which Ascribe or its affiliates act as a manager or investment advisor and (y) each other person (including portfolio companies) in which person(s) described in clause (x) of this sentence holds a majority of the outstanding equity or voting securities.

Director Independence
Our Board currently consists of seven members, including three members determined by our Board to be independent — Messrs. Quintana, Jackson and Kern. Our common stock is quoted for trading on OTCQX. Pursuant to OTCQX rules, we are required to have at least two independent members of the Board as well as an Audit Committee with a majority of independent directors. The Company’s standards for determining director independence require the assessment of directors’ independence each year. A director cannot be considered independent unless the Board affirmatively determines that he or she does not have any relationship with management or the Company that may interfere with the exercise of his or her independent judgment, including any of the relationships that would disqualify the director from being independent under OTCQX rules. The Board has assessed the independence of each non-employee director under the Company's guidelines and OTCQX rules and, in the case of the Audit Committee, rules of the Securities and Exchange Commission (“SEC”) including Rule10A-3(b). The Board has affirmatively determined that, under OTCQX and SEC rules, Messrs. Quintana, Jackson and Kern are non-employee directors, based on information provided by the directors. In the case of the Compensation Committee, Messrs. Kern, First, Solomon and Jeong were determined to be non-employee directors for purposes of Rule 16b-3.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

Independent Auditor and Fees
KPMG LLP has billed the Company and its subsidiaries fees as set forth in the table below for (i) the audits of the Company’s 2020 and 2019 annual financial statements and (ii) all other services provided by KPMG LLP (All Other Fees).

	Audit Fees	All Other Fees (1)
Fiscal 2020	$1,795,000	$125,000
Fiscal 2019	$1,368,500	$103,000
___________
1. “All Other Fees” in 2020 consists of fees related to a comfort letter. All other fees in 2019 consisted of fees related to the adoption of ASC Topic 842 - Leases, and out of scope work related to an acquisition. There were no fees billed by KPMG in 2020 or 2019 that would constitute “Audit-Related Fees” or “Tax Fees.”

Audit Committee Pre-Approval Policies and Procedures
The Audit Committee of the Board has adopted policies regarding the pre-approval of auditor services. The Audit Committee historically approves at its May meeting all services provided by the independent public accountants. All additional services must be pre-approved on a case-by-case basis. The Audit Committee reviews the actual and budgeted fees for the independent public accountants at its first and fourth meetings. All of the services provided by KPMG LLP during fiscal 2020 were pre-approved by the Audit Committee.

PART IV
ITEM  15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) (1) and (a) (2) No financial statements or schedules are filed as part of this report on Form 10-K/A.
(3) Exhibits
The information required by this Section (a)(3) of Item 15 is set forth on the exhibit index following this page.

EXHIBIT INDEX
The exhibits required to be filed by Item 15 are set forth in, and filed with or incorporated by reference in, the “Exhibit Index” of the Original Form 10-K. The “Exhibit Index” to this Form 10-K/A sets forth the additional exhibits required to be filed with this Form 10-K/A.

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

21.1	Subsidiaries of the Company
23.1	Consent of KPMG LLP
31.1	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.2	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act
31.3	Certification by Chief Executive Officer required by Rule 13a-14(a) and 15d-14(a) under Exchange Act.
31.4	Certification by Chief Financial Officer required by Rule 13a-14(a) and 15d-14(a) under the Exchange Act.
32.1	Certification by Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	Incorporated by reference
†	Management contract or compensatory plan or arrangement
‡	The exhibits and schedules to this Exhibit have been omitted in accordance with Regulation S-K Item 601(b)(2). The Company agrees to furnish supplementally a copy of any omitted exhibit or schedule to the SEC upon its request.
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
Date: April 30, 2021