Form 10-Q
period 2021-03-31
BASIC ENERGY SERVICES, INC.
filed 2021-05-17
CIK 1109189

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
OR
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒
Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes☒No☐
There were 24,899,932 shares of the registrant’s common stock outstanding as of May 14, 2021.

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

ii

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS (Unaudited)

Basic Energy Services, Inc.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
(dollars in thousands, except per share amounts)	2021	2020
Revenues	$94,347	$128,403

Costs of services, excluding depreciation and amortization	77,171	102,175
Selling, general and administrative	18,054	26,232
Depreciation and amortization	10,797	14,765
Impairments and other charges	7,258	99,694
Acquisition related costs	—	11,684
Gain on disposal of assets	(1,993)	(37)
Total operating expenses	111,287	254,513

Operating loss	(16,940)	(126,110)

Interest expense, net	(12,024)	(10,557)
Loss on derivative	(4,798)	(3,552)
Loss from continuing operations before income taxes	(33,762)	(140,219)
Income tax benefit	(287)	(3,790)
Loss from continuing operations	(33,475)	(136,429)
Loss from discontinued operations	(3,797)	(8,452)
Net loss	$(37,272)	$(144,881)

Loss from continuing operations per share, basic and diluted	$(1.35)	$(5.48)
Loss from discontinued operations per share, basic and diluted	$(0.15)	$(0.34)
Net loss per share, basic and diluted	$(1.50)	$(5.82)

See accompanying notes to unaudited condensed consolidated financial statements.

Basic Energy Services, Inc.
Condensed Consolidated Balance Sheets
(Unaudited)

(dollars in thousands, except share data)	March 31, 2021	December 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$4,889	$1,902
Restricted cash	15,513	8,083
Trade accounts receivable, net of allowance of $1,805 and $3,053, respectively	53,846	60,351
Inventories	8,546	8,716
Assets held for sale	7,344	4,383
Prepaid expenses and other current assets	11,925	12,010
Total current assets	102,063	95,445
Property and equipment, net of accumulated depreciation of $179,801 and $172,296, respectively	197,766	210,563
Operating lease right-of-use assets	8,896	9,614
Intangible assets, net of accumulated amortization of $1,222 and $1,099, respectively	6,055	6,178
Other assets, net	16,319	27,273
Total assets	$331,099	$349,073
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$68,463	$64,944
Accrued expenses	67,327	55,264
Current portion of insurance reserves	24,181	22,587
Current portion of finance lease liabilities	6,839	7,520
Current portion of operating lease liabilities	1,800	1,936
Other current liabilities	2,058	8,371
Total current liabilities	170,668	160,622
Long-term debt, net	327,572	317,763
Insurance reserves	19,478	19,636
Asset retirement obligations	10,157	9,697
Operating lease liabilities	8,195	8,488
Other long-term liabilities	12,881	13,499
Total liabilities	548,951	529,705
Series A Participating Preferred Stock; $0.01 par value; 5,000,000 authorized and 118,805 outstanding	22,000	22,000
Stockholders' deficit:
Common stock; $0.01 par value; 198,805,000 shares authorized; 27,912,059 shares issued and 24,899,932 shares outstanding	279	279
Additional paid-in capital	493,819	493,767
Retained deficit	(728,616)	(691,344)
Treasury stock, at cost, 3,012,127 shares	(5,334)	(5,334)
Total stockholders' deficit	(239,852)	(202,632)
Total liabilities and stockholders' deficit	$331,099	$349,073
See accompanying notes to unaudited condensed consolidated financial statements.

Basic Energy Services, Inc.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash flows from operating activities:
Net loss	$(37,272)	$(144,881)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Depreciation and amortization	10,797	14,765
Goodwill and other long-lived asset impairments	7,277	97,115
Loss on derivative	4,798	3,552
Inventory write-downs	—	4,846
Accretion of asset retirement obligations	468	467
Provision for expected credit losses, net of recoveries	(576)	1,567
Amortization of debt discounts and debt issuance costs	2,273	1,108
Stock-based compensation	52	1,336
Loss (gain) on disposal of assets	(2,544)	2,619
Deferred income taxes	(262)	(3,674)
Changes in operating assets and liabilities, net of acquisitions:
Accounts receivable	7,081	17,473
Inventories	170	700
Prepaid expenses and other assets	166	(1,800)
Accounts payable	3,432	(5,839)
Accrued expenses	12,277	9,702
Other liabilities	(464)	(1,770)
Net cash provided by (used in) operating activities	7,673	(2,714)
Cash flows from investing activities:
Capital expenditures	(331)	(5,595)
Proceeds from sale of assets	5,460	40,274
Payments to acquire business, net of cash acquired	—	(59,350)
Net cash provided by (used in) investing activities	5,129	(24,671)
Cash flows from financing activities:
Proceeds from issuance of long-term debt	—	23,000
Repayments of long-term debt	(2,385)	(8,999)
Repurchases of common stock	—	(6)
Payments of debt issuance costs	—	(225)
Other financing activities	—	(1,525)
Net cash provided by (used in) financing activities	(2,385)	12,245
Net increase (decrease) in cash, cash equivalents and restricted cash	10,417	(15,140)
Cash, cash equivalents and restricted cash - beginning of period	9,985	36,217
Cash, cash equivalents and restricted cash - end of period	$20,402	$21,077
Supplemental cash flow information and non-cash investing and financing activities:
Interest paid	$1,570	$1,229
Income taxes paid, net of refunds	(5)	(119)
Fair value of long-term debt issued to settle derivative obligation	9,500	—
Operating lease liabilities incurred from obtaining right-of-use assets	719	1,007
Finance lease liabilities incurred from obtaining right-of-use assets	—	498
Capital expenditures included in accounts payable	(87)	(1,594)
Issuance of Series A Participating Preferred Stock	—	22,000
Recognition of derivative liability	—	9,713
See accompanying notes to unaudited condensed consolidated financial statements.

Basic Energy Services, Inc.
Condensed Consolidated Statements of Stockholders’ Deficit
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury		Retained Deficit	Total Stockholders' Deficit
(in thousands)	Shares	Amount		Shares	Amount
Balance at December 31, 2020	27,912	$279	$493,767	3,012	$(5,334)	$(691,344)	$(202,632)
Amortization of stock-based compensation	—	—	52	—	—	—	52
Net loss	—	—	—	—	—	(37,272)	(37,272)
Balance at March 31, 2021	27,912	$279	$493,819	3,012	$(5,334)	$(728,616)	$(239,852)

	Common Stock		Additional Paid-in Capital	Treasury		Retained Deficit	Total Stockholders' Deficit
	Shares	Amount		Shares	Amount
Balance at December 31, 2019	27,912	$279	$472,594	3,008	$(8,581)	$(423,169)	$41,123
Amortization of stock-based compensation	—	—	1,336	—	—	—	1,336
Purchase of treasury stock	—	—	(3,263)	(73)	3,256	—	(7)
Acquisition related capital contribution	—	—	22,904	—	—	—	22,904
Net loss	—	—	—	—	—	(144,881)	(144,881)
Balance at March 31, 2020	27,912	$279	$493,571	2,935	$(5,325)	$(568,050)	$(79,525)
See accompanying notes to unaudited condensed consolidated financial statements.

BASIC ENERGY SERVICES, INC.
Notes to Unaudited Condensed Consolidated Financial Statements
1. Basis of Presentation and Current Environment
Description of Business
Basic Energy Services, Inc. and subsidiaries (“Basic”, the “Company”, “we”, “us” or “our”) provides wellsite services essential to maintaining production from the oil and gas wells within its operating areas. The Company's operations are managed regionally and are concentrated in major United States onshore oil-producing regions located in Texas, California, New Mexico, Oklahoma, Arkansas, Louisiana, Wyoming, North Dakota, Colorado, and Montana. Our operations are focused in prolific basins that have historically exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, the Company has a significant presence in the Permian Basin, Bakken, Los Angeles and San Joaquin Basins, Eagle Ford, Haynesville and Powder River Basin.
Basis of Presentation
These unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (“SEC”) for interim financial reporting. Accordingly, certain information and disclosures normally included in our annual financial statements have been condensed or omitted. Therefore, these unaudited condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2020.
In the opinion of management, the condensed consolidated financial statements reflect all adjustments, which are of a normal recurring nature considered necessary for a fair presentation of the results of operations, financial position and cash flows of the Company and its subsidiaries for the periods presented and are not indicative of the results that may be expected for a full year. The Company's financial statements have been prepared on a consolidated basis and all intercompany accounts and transactions have been eliminated.
Current Environment, Liquidity and Going Concern
Demand for services offered by our industry is a function of our customers’ willingness and ability to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of commodity prices. Industry conditions during 2021 continue to be influenced by factors that impacted the supply and demand of the global oil markets in 2020, primarily the outbreak of the novel coronavirus ("COVID-19") and the resulting lower demand for oil. The increased price of West Texas Intermediate oil ("WTI") in the first quarter of 2021 increased our customers' activity levels; however, we continue to maintain discipline to only offer our services into the market at profitable job margins, which we began to realize in the second half of the first quarter. This trend has continued into the second quarter. Our first quarter results were also negatively impacted by the severe winter storm that affected our Texas operating locations in February 2021.
As a result of weak energy sector conditions that began in 2020 and the resulting lower demand for our services, our customer pricing, our operating results, our working capital and our operating cash flows have been negatively impacted. During the last half of 2020, we had difficulty paying for our contractual obligations as they came due, and we continue to have this difficulty in 2021.
Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures. The decline in customers’ demand for our services has had a material adverse impact on the financial condition of the Company, resulting in recurring losses from operations, a net capital deficiency, and liquidity constraints that raise substantial doubt about the Company's ability to continue as a going concern within one year after the May 17, 2021 issuance date of these financial statements. Other steps that we may or are implementing to attempt to alleviate this substantial doubt include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. In addition, we had a significant contractual obligation to pay cash or issue additional 10.75% senior secured notes due 2023 (the "Senior Notes") to our largest shareholder, Ascribe III Investments LLC ("Ascribe"), resulting from our acquisition of CJWS. On March 31, 2021, the Company negotiated a settlement of this obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million.
On April 15, 2021, the Company announced it elected to utilize the 30-day grace period under the terms of the indenture governing its Senior Notes with respect to a $16.3 million interest payment (the "Senior Notes Interest Payment") due that day. The Company believed it was in the best interests of all stakeholders to use the grace period to continue its ongoing discussions with its debtholders regarding strategic alternatives to improve the Company’s long-term capital structure.
The Company also announced it had entered into a Forbearance Agreement (the "ABL Forbearance Agreement") on April 14, 2021 with a majority of the lenders under its revolving credit facility who agreed to forbear from exercising remedies in respect of certain events of default thereunder, including the failure to pay interest on the Senior Notes, until April 28, 2021 (subject to certain early termination events) (the "ABL Forbearance Period").
On April 28, 2021, the Company entered into the Limited Consent and First Amendment to the ABL Forbearance Agreement (the “ABL Forbearance Amendment”) with a majority of its lenders under its revolving credit facility who agreed to extend the ABL Forbearance Period to May 15, 2021 and consent to the incurrence of the New Term Loan Facility (as defined below), if the Company completed certain asset sales, amended the indenture governing its Senior Notes to allow for the incurrence of the New Term Loan Facility and, obtained a forbearance for certain of its other indebtedness, as applicable. The Company satisfied these conditions and on May 3, 2021, the Company entered into a Super Priority Credit Agreement (the “Super Priority Credit Agreement”), among the Company, as borrower, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent.
The Super Priority Credit Agreement provides for a super priority loan facility consisting of term loans in a principal amount of $10.0 million (the “New Term Loan Facility”). The proceeds of the New Term Loan Facility will be used for working capital and other general corporate purposes and the payment of fees and expenses in connection with the New Term Loan Facility and the other agreements entered into in connection with the New Term Loan Facility. The New Term Loan Facility originally matured on May 15, 2021; provided that such date could be extended for up to thirty days with the prior written consent of lenders holding 66 2/3% of the aggregate outstanding amount of the term loans. At the Company’s election, loans outstanding under the New Term Loan Facility accrue interest at an annualized interest rate of either a base rate plus 10.00% or LIBOR plus 11.00%. The Company may prepay the New Term Loan Facility at any time if the Company simultaneously prepays the aggregate outstanding principal amount of its Senior Notes and Senior Secured Promissory Note, plus accrued and unpaid interest. On May 10, 2021, the Lenders under the New Term Loan Facility extended the maturity date of the facility to May 23, 2021 and corresponding adjustments to certain interim milestones therein.
On May 3, 2021, the Company and Ascribe entered into a consent letter (the “Ascribe Consent Letter”) pursuant to which Ascribe agreed to forbear from exercising any rights or remedies they may have in respect of the Company's failure to pay interest on the notes described therein from. On May 14, 2021, the Company entered into an amendment to the Ascribe Consent Letter to extend the forbearance period to May 23, 2021.
On May 14, 2021, the Company entered into the (i) Second Amendment to the ABL Forbearance Agreement with a majority of its lenders under its revolving credit facility who agreed to extend the ABL Forbearance Period to May 23, 2021 and to make corresponding adjustments to certain interim milestones therein, and (ii) the Forbearance Agreement with the requisite number of lenders under the New Term Loan Facility who agreed to forbear from exercising remedies in respect of certain events of default thereunder, including the failure to pay interest on the Senior Notes following the expiration of the applicable grace period, until May 23, 2021 (subject to certain early termination events). In addition, on May 14, 2021, the holders of approximately $316.4 million in aggregate principal amount, or 91.06%, of the $347.5 million issued and outstanding Senior Notes, subject to certain conditions precedent and continuing conditions, agreed that during the Forbearance Period ending on May 23, 2021 (subject to certain early termination events) they would not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the Holders, the Trustee of the Collateral Agent, under the Indenture for the Senior Notes, or otherwise, including, without limitation, any action to accelerate the Senior Notes with respect to the Senior Notes Interest Payment.
We are in continuing discussions with the holders of the Company’s Senior Notes and other indebtedness regarding strategic alternatives including financings, refinancings, amendments, waivers, forbearances, asset sales, debt issuances, and exchanges of debt, a combination of the foregoing, or other out-of-court or in-court bankruptcy restructurings of our debt and other transactions to address our capital structure.
If the Company is unable to effectuate a successful debt restructuring, the Company expects that it will continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether, or on what terms the Company will implement any action as a result of these strategic initiatives, whether the implementation of one or more such actions will be successful, whether the Company will be able to effect a refinancing of its Senior Notes or the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance or restructure its indebtedness. A failure to address the Company’s level of corporate leverage in the near-term will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service its corporate debt as it becomes due.
Management has prepared these condensed consolidated financial statements in accordance with U.S. generally accepted accounting principles applicable to a going concern, which contemplates that assets will be realized and liabilities will be discharged in the normal course of business as they become due. These condensed consolidated financial statements do not reflect the adjustments to the carrying values of assets and liabilities and the reported revenues and expenses and balance sheet classifications that would be necessary if the Company was unable to realize its assets and settle its liabilities as a going concern in the normal course of operations. Such adjustments could be material and adverse to the financial results of the Company.
Reclassifications
Certain reclassifications have been made to prior period amounts to conform to the current period presentation. These reclassifications do not impact net loss and do not reflect a material change to the information previously presented in our condensed consolidated financial statements.
Standards Adopted in 2021
In December 2019, the FASB issued ASU 2019-12, “Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes” ("ASU 2019-12"). ASU 2019-12 intends to simplify various aspects related to accounting for income taxes and removes certain exceptions to the general principles in the standard. Additionally, the ASU clarifies and amends existing guidance to improve consistent application of its requirements. The amendments of ASU 2019-12 were adopted as of January 1, 2021, and the impact of the adoption was not material.
Standards Not Yet Adopted
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
2. Cash, Cash Equivalents and Restricted Cash
The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the amounts shown in the condensed consolidated statements of cash flows:

(in thousands)	March 31, 2021	December 31, 2020
Cash and cash equivalents	$4,889	$1,902
Restricted cash	15,513	8,083
Total cash, cash equivalents and restricted cash	$20,402	$9,985
The Company’s restricted cash consisted of net advances made to the administrative agent under our asset-based revolving credit facility. See Note 4. Indebtedness and Borrowing Facility, for further discussion of the credit facility. The Company’s restricted cash is classified as current assets in the condensed consolidated balance sheets.
3. Discontinued Operations
During the third and fourth quarters of 2019, the Company's management decided to divest all of its contract drilling rigs, and a majority of pressure pumping equipment and related ancillary equipment. The majority of the real estate and equipment was sold during late 2019 and the first quarter of 2020, with the remaining, primarily real estate assets classified as assets held for sale. The Company is pursuing additional transactions to divest the remainder of these non-strategic assets during 2021.
The operating results of the pressure pumping operations and contract drilling operations, which were historically included in the Completions & Remedial Services and Other Services segments, have been reclassified as discontinued operations in the Condensed Consolidated Statement of Operations for the three month periods ended March 31, 2021 and 2020, and are detailed in the table below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Revenues	$—	$95

Costs of services	1,393	1,520
Selling, general and administrative	113	1,938
Asset impairment	2,842	2,333
Loss (gain) on disposal of assets	(551)	2,656
Total operating expenses	3,797	8,447
Operating loss	(3,797)	(8,352)
Interest expense	—	(100)
Loss from discontinued operations	$(3,797)	$(8,452)
Interest expense in discontinued operations is related to interest expense on finance lease assets that operated in the discontinued Completions & Remedial Services and Other Services segments. Impairment expense was recorded during the three month periods ended March 31, 2021 and 2020, associated with certain non-strategic assets with carrying values that were in excess of current estimated selling price.
During 2020 and 2021, a substantial majority of the assets related to these discontinued operations, were disposed. The remaining assets and liabilities related to the divested operations are included in the consolidated balance sheets as follows:

(in thousands)	March 31, 2021	December 31, 2020
Assets held for sale
Property and equipment, net	$3,194	$1,523
Total assets held for sale	$3,194	$1,523
Other long term assets
Real estate held for sale	$—	$4,802
Liabilities related to assets held for sale
Operating lease liabilities	$422	$508
Total liabilities related to assets held for sale	$422	$508
Consolidated statements of cash flow information related to these discontinued operations are detailed in the table below:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash Flows from Discontinued Operations
Net cash provided (used) by operating activities	$(1,506)	$(3,467)
Net cash provided by investing activities	$—	$39,021
Proceeds from the sale of assets related to discontinued operations totaled $39.0 million for the first quarter of 2020.
4. Indebtedness and Borrowing Facility
Long-term debt consisted of the following:

(in thousands)	March 31, 2021	December 31, 2020
10.75% Senior Notes due 2023	$347,500	$300,000
Senior Secured Promissory Note	15,000	15,000
Second Lien Delayed Draw Promissory Note	15,000	15,000
Finance lease liabilities	14,601	16,986
Total principal amount	392,101	346,986
Less unamortized discount and debt issuance costs	(57,690)	(21,703)
Total debt	334,411	325,283
Less current portion of finance leases	(6,839)	(7,520)
Total long-term debt	$327,572	$317,763

Issuance of Senior Notes to Settle Make-Whole Reimbursement
On March 31, 2021, the Company negotiated a settlement of the contractual make-whole obligation to its controlling shareholder in exchange for issuing additional Senior Notes to this shareholder with an aggregate par value of $47.5 million. The Company's make-whole obligation related to the acquisition of CJWS was accounted for as a derivative instrument until this settlement. The Senior Notes were issued at a fair value of $9.5 million based on the market pricing of our Senior Notes on March 31, 2021, and resulted in a discount of $38.0 million on these Senior Notes that will be accreted over the remaining term of the notes through 2023. We recorded a corresponding loss of $4.8 million on this derivative instrument for the first quarter of 2021.
For further discussion of the Senior Notes, including events occurring subsequent to March 31, 2021, see Note 1. "Basis of Presentation and Current Environment."
ABL Credit Facility
On October 2, 2018, the Company entered into an asset-based lending credit agreement that expires on October 2, 2023. The credit agreement will expire on July 3, 2023, if the Senior Notes have not been redeemed by that time. The credit agreement included a revolving credit facility (the “ABL Credit Facility”) with a maximum aggregate principal amount of $75.0 million at December 31, 2020.
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
If the availability under the ABL Credit Facility falls below $9.4 million, then certain covenants including a consolidated fixed charge coverage ratio and cash dominion provisions will spring into effect. To avoid triggering certain of the consolidated fixed charge coverage ratios and cash dominion covenants which spring into effect under certain minimum availability covenant requirements defined in the ABL Credit Facility, we had $15.5 million of our available cash balance advanced to the administrative agent as of March 31, 2021.
As of March 31, 2021, the Company had no borrowings and $35.6 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2021, we had $11.2 million of availability under the ABL Credit Facility, but we are restricted from borrowing this amount because of restrictions regarding the minimum availability covenant noted above.
The ABL Credit Facility has a covenant whereby the Company would be in default if the report of its independent registered public accounting firm on the Company’s annual financial statements included a going concern qualification or like exemption. On March 31, 2021, the Company obtained a waiver under the ABL Credit Facility with respect to any such default arising with respect to the 2020 audited financial statements and also agreed to reduce the maximum aggregate principal amount of the ABL Credit Facility from $75.0 million to $60.0 million. As a result, the Company was in compliance with the covenants under the ABL Credit Agreement at March 31, 2021.
For further discussion of the ABL Credit Facility, including events occurring subsequent to March 31, 2021, see Note 1. "Basis of Presentation and Current Environment."
The Company was also in compliance with the debt covenants under its other debt agreements as of March 31, 2021.

5. Revenues
The following table sets forth certain financial information with respect to the Company’s disaggregation of revenues by geographic location and segment:

	Reportable Segments
(in thousands)	Well Servicing	Water Logistics	Completion & Remedial Services	Total
Three Months Ended March 31, 2021
Central U.S.	$24,742	$17,276	$7,732	$49,750
Western U.S.	30,114	11,299	4,203	45,616
Eliminations	(49)	(761)	(209)	(1,019)
Total	$54,807	$27,814	$11,726	$94,347

(in thousands)	Well Servicing	Water Logistics	Completion & Remedial Services	Total	Discontinued Operations
Three Months Ended March 31, 2020
Central U.S.	$40,019	$38,416	$13,183	$91,618	$95
Western U.S.	19,662	8,206	13,595	41,463	—
Eliminations	(1,540)	(2,241)	(897)	(4,678)	—
Total	$58,141	$44,381	$25,881	$128,403	$95
The Company had $4.6 million and $2.1 million of contract assets and no contract liabilities at March 31, 2021 and December 31, 2020, respectively.
6. Impairments and Other Charges
The following table summarizes our impairments and other charges:

	Three Months Ended March 31, 2021
(in thousands)	2021	2020
Long lived asset impairments	$4,435	$84,217
Transaction costs	2,589	—
Field restructuring	234	66
Goodwill impairments	—	10,565
Inventory write-downs	—	4,846
	$7,258	$99,694
Long-lived asset impairments - In the first quarter of 2021, we incurred $4.4 million of impairments for certain real estate held for sale, which was subsequently sold in May 2021. In March 2020, the reduction in demand for our services resulted in a long-lived asset impairment of $84.2 million related to property and equipment in our Well Servicing segment.
Transaction costs - In connection with liability management, we incurred $2.6 million of legal and professional consulting costs during the first quarter of 2021.
Field restructuring costs - In the first quarter of 2021, we incurred $0.2 million of costs associated with yard closures in connection with our field restructuring initiative. We incurred $0.1 million in the first quarter of 2020 related to yard closures.
Goodwill impairments - On March 31, 2020, due to the reduction in demand for our services, we determined that the fair value of the Well Servicing reporting unit was less than its carrying value, which resulted in a goodwill impairment of $10.6 million for this reporting unit.
Inventory write-downs - In connection with the downturn in our business in the first quarter of 2020, we recorded a $4.8 million write-down of certain parts inventory in our Well Servicing segment.
7. Income Taxes
The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. Management assesses the available positive and negative evidence to estimate if sufficient future taxable income will be generated to utilize the existing deferred tax assets. Based on this evaluation, as of March 31, 2021, a valuation allowance continues to be recorded on the net deferred tax assets for all federal and state tax jurisdictions.
8. Commitments and Contingencies
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
Arlisa Ann Carr, Individually and as Representative of the Estate of Dexture Carr, Deceased v. Dewan Tyrel Mosley and C&J Well Services, Inc.: On or around October 2, 2018, Arlisa Carr filed a lawsuit against CJWS in the 115th District Court of Upshur County, Texas (Cause No.630-18), which alleged, among other things, that CJWS was negligent with respect to an automobile accident in March 2018. MS. Carr was seeking monetary relief of more than $1 million. CJWS denied these allegations and the case was set for trial in May 2021. Immediately before the commencement of the trial we settled this matter for $2.5 million, which resulted in a $1.4 million charge to earnings in the first quarter of 2021.
We believe that costs associated with other litigation matters, individually or in the aggregate, will not have a material adverse effect on our consolidated financial statements.
Sales and Use Tax Audits
The Company is subject to sales and use tax audits as a normal course of its business. The Company is currently subject to sales and use tax audits conducted by the Texas State Comptroller’s office for audit periods from 2010 through 2016. Based on the Company's analysis, the potential liability associated with these audits, including costs to be incurred in defending and settling these audits, range from $6.0 million up to $31.0 million. This range could potentially change in future periods as the appeal process progresses.
9. Net Loss Per Share
The following table sets forth the computation of basic and diluted loss per share:

	Three Months Ended March 31,
(in thousands, except share and per share data)	2021	2020
Numerator (both basic and diluted):
Loss from continuing operations	$(33,475)	$(136,429)
Loss from discontinued operations, net of tax	(3,797)	(8,452)
Net loss available to common stockholders	$(37,272)	$(144,881)
Denominator:
Weighted-average shares used for basic and diluted earnings per share (a)	24,900	24,914

Loss from continuing operations per share, basic and diluted:	$(1.35)	$(5.48)
Loss from discontinued operations per share, basic and diluted:	(0.15)	(0.34)
Net loss per share, basic and diluted:	$(1.50)	$(5.82)
(a) The Company has issued potentially dilutive instruments. However, the Company did not include these instruments in its calculation of diluted loss per share, because to include them would be anti-dilutive.

The following table sets forth weighted average shares outstanding of potentially dilutive instruments:

	Three Months Ended March 31,
(in thousands)	2021	2020
Series A Preferred stock	118,805	28,722
Warrants	2,067	2,067
Unvested restricted stock units	159	420
Stock options	194	227
Total	121,225	31,436

10. Fair Value Measurements
Nonrecurring Fair Value Measurements
Certain assets and liabilities are not measured at fair value on an ongoing basis, but are subject to fair value measurements only in certain circumstances. For further discussion of these measurements, see Note 6. "Impairments and Other Charges." and Note 4. " Indebtedness and Borrowing Facility.”
The following table summarizes our fair value measurements made on a nonrecurring basis as of various dates during 2021. Please note that these amounts represent the carrying amounts and fair values at the time of each measurement.

(in thousands)	Date of Measurement	Hierarchy Level	Carrying Amount	Fair Value
Real estate held for sale	March 31, 2021	3	$12,107	$4,830
Senior Notes	March 31, 2021	2	$9,500	$9,500
The fair value of the real estate was based on a purchase and sale agreement entered into in April 2021. The fair value of the Senior Notes was based on their trading price as of March 31, 2021.
Fair Values of Financial Instruments
The fair values of cash and cash equivalents, accounts receivable, accounts payable, and other current liabilities approximate their carrying amounts due to the short maturities of these instruments.
The following is a summary of the carrying amounts and estimated fair values of the Company's long-term debt and make-whole derivative instrument:

		March 31, 2021		December 31, 2020
(in thousands, except hierarchy level)	Hierarchy Level	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Fair Value of Debt
10.75% Senior Notes due 2023	2	$299,813	$69,500	$289,359	$44,992
Senior Secured Promissory Note	3	$9,776	$2,715	$9,184	$2,103
Second Lien Delayed Draw Promissory Note	3	$15,000	$15,000	$15,000	$15,000
Fair Value of Derivative Instrument
Make-Whole	3	$—	$—	$4,847	$4,847
The fair values of the Senior Notes are based on their trading and bid/ask prices. The fair values of the Senior Secured Promissory Note as of March 31, 2021 are estimated considering its security as compared to the Senior Notes as well as the difference between the stated interest rate of this promissory note and market rates. The fair values of the Second Lien Promissory Note approximate its carrying amounts after considering the sufficiency of its security. The underlying of the make-whole derivative instrument was the fair value of our Senior Notes. Therefore, the fair value of this derivative was based on the trading price of our Senior Notes.
11. Business Segment Information
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
The Company evaluates segment performance on revenue less cost of services. Products are transferred between segments and geographical areas on a basis intended to reflect as nearly as possible the market value of the products. The following table sets forth certain financial information with respect to the Company’s reportable segments:

(in thousands)	Well Servicing	Water Logistics	Completion & Remedial Services	Corporate and Other	Continuing Operations Total	Discontinued Operations
Three Months Ended March 31, 2021
Revenues	$54,807	$27,814	$11,726	$—	$94,347	$—
Costs of services	44,124	24,287	8,760	—	77,171	1,393
Segment profits	10,683	3,527	2,966	—	17,176	(1,393)
Depreciation and amortization	1,973	5,327	2,422	1,075	10,797	—
Capital expenditures	—	197	134	—	331	—
Total assets	$37,708	$97,041	$53,591	$139,565	$327,905	$3,194
Three Months Ended March 31, 2020
Revenues	$58,141	$44,381	$25,881	$—	$128,403	$95
Costs of services	48,434	33,105	20,636	—	102,175	1,520
Segment profits	9,707	11,276	5,245	—	26,228	(1,425)
Depreciation and amortization	2,455	6,681	4,070	1,559	14,765	—
Capital expenditures	2,070	2,770	729	26	5,595	—
Total assets	$47,032	$134,893	$80,290	$219,159	$481,374	$10,346
The following table reconciles the segment profits reported above to the loss from continuing operations before income taxes as reported in the condensed consolidated statements of operations:

	Three Months Ended March 31,
(in thousands)	2021	2020
Segment profits	$17,176	$26,228
Selling, general and administrative	(18,054)	(26,232)
Depreciation and amortization	(10,797)	(14,765)
Gain on disposal of assets	1,993	37
Impairments and other charges	(7,258)	(99,694)
Acquisition related costs	—	(11,684)
Interest expense, net	(12,024)	(10,557)
Loss on derivative	(4,798)	(3,552)
Loss from continuing operations before income taxes	$(33,762)	$(140,219)

12. Subsequent Events
In April 2021, we entered into a purchase and sale agreement for the sale of certain non-core assets for a purchase price of $6.6 million, not including the assumption of certain capital leases and an earn-out payment of up to $1.0 million payable one year after closing. The closing date is expected to occur during the second quarter of 2021.
In May 2021, the Company completed a sale-leaseback transaction related to certain real property in California. The purchase price for the property consisted of $10.5 million, subject to a holdback of approximately $2.6 million for certain improvements to be constructed at the property. We entered into a simultaneous lease of the property for an initial term of three years.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Management's discussion and analysis ("MD&A") of our financial condition and results of operations should be read in conjunction with our condensed consolidated financial statements and related notes that appear elsewhere in this Quarterly Report on Form 10-Q, as well as with our Annual Report on Form 10-K for the year ended December 31, 2020. In addition to historical consolidated financial information, the following discussion contains forward-looking statements that reflect our plans, estimates, or beliefs. Actual results could differ materially from those discussed in the forward-looking statements. Unless otherwise specified, all comparisons made are to the corresponding period of 2020.
Management’s Overview
Basic Energy Services, Inc. and subsidiaries (“Basic”, the “Company”, “we”, “us” or “our”) provides wellsite services essential to maintaining production from the oil and gas wells within its operating areas. The Company's operations are managed regionally and are concentrated in major United States onshore oil-producing regions located in Texas, California, New Mexico, Oklahoma, Arkansas, Louisiana, Wyoming, North Dakota, Colorado, and Montana. Our operations are focused in prolific basins that have historically exhibited strong drilling and production economics in recent years as well as natural gas-focused shale plays characterized by prolific reserves. Specifically, the Company has a significant presence in the Permian Basin, Bakken, Los Angeles and San Joaquin Basins, Eagle Ford, Haynesville and Powder River Basin. Our results of operations include the results of C&J Well Services, Inc. ("CJWS") since the acquisition on March 9, 2020.
Summary Financial Results
•Total revenue for the first quarter of 2021 was $94.3 million, which represented a decrease of $34.1 million from the first quarter of 2020.
•Net loss from continuing operations for the first quarter 2021 was $33.5 million, compared to $136.4 million in the first quarter of 2020.
•Adjusted EBITDA(1) for the first quarter of 2021 was $0.6 million, which represented a decrease from adjusted EBITDA of $1.3 million in the first quarter of 2020. See later in this MD&A for our reconciliation of net loss to adjusted EBITDA.
(1)Adjusted EBITDA is not a measure determined in accordance with GAAP. See "Supplemental Non-GAAP Financial Measure - Adjusted EBITDA" below for further explanation and reconciliation to the most directly comparable financial measures calculated and presented in accordance with GAAP.

Current Environment, Liquidity, and Going Concern
Demand for services offered by our industry is a function of our customers’ willingness and ability to make operating and capital expenditures to explore for, develop and produce hydrocarbons in the United States. Our customers’ expenditures are affected by both current and expected levels of commodity prices. Industry conditions during 2021 continue to be influenced by factors that impacted the supply and demand of the global oil markets in 2020, primarily the outbreak of the novel coronavirus ("COVID-19") and the resulting lower demand for oil. The increased price of West Texas Intermediate oil ("WTI") in the first quarter of 2021 increased our customers' activity levels; however, we continue to maintain discipline to only offer our services into the market at profitable job margins, which we began to realize in the second half of the first quarter. This trend has continued into the second quarter. Our first quarter results were also negatively impacted by the severe winter storm that affected our Texas operating locations in February 2021.
As a result of weak energy sector conditions that began in 2020 and the resulting lower demand for our services, our customer pricing, our operating results, our working capital and our operating cash flows have been negatively impacted. During the last half of 2020, we had difficulty paying for our contractual obligations as they came due, and we continue to have this difficulty in 2021.
Management has taken several steps to generate additional liquidity, including reducing operating and administrative costs, employee headcount reductions, closing operating locations, implementing employee furloughs, other cost reduction measures, and the suspension of growth capital expenditures. The decline in customers’ demand for our services has had a material adverse impact on the financial condition of the Company, resulting in recurring losses from operations, a net capital deficiency, and liquidity constraints that raise substantial doubt about the Company's ability to continue as a going concern within one year after the May 17, 2021 issuance date of these financial statements. Other steps that we may or are implementing to attempt to alleviate this substantial doubt include additional sales of non-strategic assets, obtaining waivers of debt covenant requirements from our lenders, restructuring or refinancing our debt agreements, or obtaining equity financing. In addition, we had a significant contractual obligation to pay cash or issue additional 10.75% senior secured notes due 2023 (the "Senior Notes") to our largest shareholder, Ascribe III Investments LLC ("Ascribe"), resulting from our acquisition of CJWS. On March 31, 2021, the Company negotiated a settlement of this obligation with Ascribe in exchange for issuing additional Senior Notes to Ascribe with an aggregate par value of $47.5 million.
On April 15, 2021, the Company announced it elected to utilize the 30-day grace period under the terms of the indenture governing its Senior Notes with respect to a $16.3 million interest payment (the "Senior Notes Interest Payment") due that day. The Company believed it was in the best interests of all stakeholders to use the grace period to continue its ongoing discussions with its debtholders regarding strategic alternatives to improve the Company’s long-term capital structure.
The Company also announced it had entered into a Forbearance Agreement (the "ABL Forbearance Agreement") on April 14, 2021 with a majority of the lenders under its revolving credit facility who agreed to forbear from exercising remedies in respect of certain events of default thereunder, including the failure to pay interest on the Senior Notes, until April 28, 2021 (subject to certain early termination events) (the "ABL Forbearance Period").
On April 28, 2021, the Company entered into the Limited Consent and First Amendment to the ABL Forbearance Agreement (the “ABL Forbearance Amendment”) with a majority of its lenders under its revolving credit facility who agreed to extend the ABL Forbearance Period to May 15, 2021 and consent to the incurrence of the New Term Loan Facility (as defined below), if the Company completed certain asset sales, amended the indenture governing its Senior Notes to allow for the incurrence of the New Term Loan Facility and, obtained a forbearance for certain of its other indebtedness, as applicable. The Company satisfied these conditions and on May 3, 2021, the Company entered into a Super Priority Credit Agreement (the “Super Priority Credit Agreement”), among the Company, as borrower, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent.
The Super Priority Credit Agreement provides for a super priority loan facility consisting of term loans in a principal amount of $10.0 million (the “New Term Loan Facility”). The proceeds of the New Term Loan Facility will be used for working capital and other general corporate purposes and the payment of fees and expenses in connection with the New Term Loan Facility and the other agreements entered into in connection with the New Term Loan Facility. The New Term Loan Facility originally matured on May 15, 2021; provided that such date could be extended for up to thirty days with the prior written consent of lenders holding 66 2/3% of the aggregate outstanding amount of the term loans. At the Company’s election, loans outstanding under the New Term Loan Facility accrue interest at an annualized interest rate of either a base rate plus 10.00% or LIBOR plus 11.00%. The Company may prepay the New Term Loan Facility at any time if the Company simultaneously prepays the aggregate outstanding principal amount of its Senior Notes and Senior Secured Promissory Note, plus accrued and unpaid interest. On May 10, 2021, the Lenders under the New Term Loan Facility extended the maturity date of the facility to May 23, 2021 and corresponding adjustments to certain interim milestones therein.
On May 3, 2021, the Company and Ascribe entered into a consent letter (the “Ascribe Consent Letter”) pursuant to which Ascribe agreed to forbear from exercising any rights or remedies they may have in respect of the Company's failure to pay interest on the notes described therein from. On May 14, 2021, the Company entered into an amendment to the Ascribe Consent Letter to extend the forbearance period to May 23, 2021.
On May 14, 2021, the Company entered into the (i) Second Amendment to the ABL Forbearance Agreement with a majority of its lenders under its revolving credit facility who agreed to extend the ABL Forbearance Period to May 23, 2021 and to make corresponding adjustments to certain interim milestones therein, and (ii) the Forbearance Agreement with the requisite number of lenders under the New Term Loan Facility who agreed to forbear from exercising remedies in respect of certain events of default thereunder, including the failure to pay interest on the Senior Notes following the expiration of the applicable grace period, until May 23, 2021 (subject to certain early termination events). In addition, on May 14, 2021, the holders of approximately $316.4 million in aggregate principal amount, or 91.06%, of the $347.5 million issued and outstanding Senior Notes, subject to certain conditions precedent and continuing conditions, agreed that during the Forbearance Period ending on May 23, 2021 (subject to certain early termination events) they would not enforce, or otherwise take any action to direct enforcement of, any of the rights and remedies available to the Holders, the Trustee of the Collateral Agent, under the Indenture for the Senior Notes, or otherwise, including, without limitation, any action to accelerate the Senior Notes with respect to the Senior Notes Interest Payment.
We are in continuing discussions with the holders of the Company’s Senior Notes and other indebtedness regarding strategic alternatives including financings, refinancings, amendments, waivers, forbearances, asset sales, debt issuances, and exchanges of debt, a combination of the foregoing, or other out-of-court or in-court bankruptcy restructurings of our debt and other transactions to address our capital structure.

If the Company is unable to effectuate a successful debt restructuring, the Company expects that it will continue to experience adverse pressures on its relationships with counterparties who are critical to its business, its ability to access the capital markets, its ability to execute on its operational and strategic goals and its business, prospects, results of operations and liquidity generally. There can be no assurance as to when or whether, or on what terms the Company will implement any action as a result of these strategic initiatives, whether the implementation of one or more such actions will be successful, whether the Company will be able to effect a refinancing of its Senior Notes or the effects the failure to take action may have on the Company’s business, its ability to achieve its operational and strategic goals or its ability to finance its business or refinance or restructure its indebtedness. A failure to address the Company’s level of corporate leverage in the near-term will have a material adverse effect on the Company’s business, prospects, results of operations, liquidity and financial condition, and its ability to service its corporate debt as it becomes due.
Results of Operations
Revenues
Consolidated revenues decreased by 27% to $94.3 million in the first quarter of 2021 from $128.4 million in 2020, despite reflecting the full quarter impact of the CJWS acquisition. This decrease, particularly in our Water Logistics and Completion & Remedial Services segments, was primarily due to decreased demand for our services, and was further impacted by the February 2021 severe winter storm in Texas. Our reportable segment revenues consisted of the following:

	Three Months Ended March 31,
	2021		2020
(dollars in thousands)	Revenues	% of Total Revenues	Revenues	% of Total Revenues
Well Servicing	$54,807	58%	$58,141	45%
Water Logistics	27,814	30%	44,381	35%
Completion & Remedial Services	11,726	12%	25,881	20%
Revenues from continuing operations	$94,347	100%	$128,403	100%
Well Servicing Segment: The following table includes certain operating statistics related to our Well Servicing segment for the first quarter of 2021 and 2020, respectively.

Well Servicing	Weighted Average Number of Rigs	Rig hours	Rig Utilization Rate	Revenue Per Rig Hour	Segment Profits %
2021	514	127,700	35%	$429	19%
2020	396	139,100	49%	$397	17%
Well Servicing revenues decreased by 6% to $54.8 million in the first quarter of 2021 from $58.1 million in 2020. Rig hours decreased by 8%, due to decreased customer activity levels in 2021 and the February 2021 severe winter storm in Texas. These decreases were partially offset by the full quarter impact in 2021 of the CJWS acquisition. Revenue per rig hour increased 8% in the first quarter of 2021 due to the full quarter impact of the CJWS acquisition. Our weighted average number of rigs increased in 2021 due to the full quarter impact in 2021 of the CJWS acquisition.
Water Logistics Segment: The following table includes certain operating statistics related to our Water Logistics segment for the first quarter of 2021 and 2020, respectively.

Water Logistics	Pipeline Volumes (in bbls)	Trucking Volumes (in bbls)	Weighted Average Number of Fluid Service Trucks	Truck Hours	Segment Profits %
2021	3,395,000	3,133,000	1,170	252,500	13%
2020	3,620,000	5,825,000	908	374,300	25%
Water Logistics revenue decreased by 37% to $27.8 million in the first quarter of 2021 from $44.4 million in 2020. Our trucking volumes decreased 46% in the first quarter of 2021 due to decreased customer activity levels in 2021 and the February 2021 severe winter storm in Texas. These decreases were partially offset by the full quarter impact in 2021 of the CJWS acquisition. Our pipeline disposal volumes decreased 6% in the first quarter of 2021 due to decreased customer activity levels in 2021. Our weighted average number of water logistics trucks increased in 2021 due to the full quarter impact in 2021 of the CJWS acquisition.

Completion & Remedial Segment: Completion & Remedial Services revenues decreased by 55% to $11.7 million in the first quarter of 2021 from $25.9 million in 2020 due to decreased customer drilling and completion activity levels in 2021 and the February 2021 severe winter storm in Texas. These decreases were partially offset by the full quarter impact in 2021 of the CJWS acquisition.
Costs of Services
Consolidated costs of services, decreased by 24% to $77.2 million during the first quarter of 2021 from $102.2 million in 2020.
Well Servicing Segment: Costs of services for the Well Servicing segment decreased by 9% to $44.1 million in the first quarter of 2021 from $48.4 million in 2020, due to reduced activity levels and employee headcount. These decreases were partially offset by the full quarter impact in 2021 of the CJWS acquisition. Segment profits as a percentage of segment revenues increased to 19% in the first quarter of 2021 from 17% in 2020 due to our cost saving initiatives and the full quarter impact of the CJWS acquisition.
Water Logistics Segment: Costs of services for the Water Logistics segment decreased by 27% to $24.3 million in the first quarter of 2021 from $33.1 million in 2020 due to reduced activity levels and employee headcount. Segment profits as a percentage of segment revenues decreased to 13% in the first quarter of 2021 from 25% in 2020 due to decreased pricing for our services in 2021 and severe weather in the first quarter of 2021 leading to a decline in disposal volumes. Additionally, the segment profits for this segment in the first quarter of 2021 were negatively impacted by a $1.4 million charge to earnings related to the settlement of an automobile insurance claim.
Completion & Remedial Segment: Costs of services for the Completion & Remedial Services segment decreased by 58% to $8.8 million in the first quarter of 2021 from $20.6 million in 2020 due to reduced activity levels and employee headcount. Segment profits as a percentage of segment revenues increased to 25% in the first quarter of 2021 from 20% in 2020 due to our cost saving initiatives and increased mix of higher margin work in the first quarter of 2021.
Selling, General and Administrative
Consolidated selling, general and administrative expenses decreased by $8.1 million or 31% to $18.1 million in the first quarter of 2021 from $26.2 million in 2020. This decrease was due to lower employee headcount and the effect of our cost reduction initiatives that began in 2020. Stock-based compensation expense was $0.1 million in the first quarter of 2021 compared to $1.3 million in 2020.
Depreciation and Amortization
Consolidated depreciation and amortization decreased by $4.0 million, or 27%, to $10.8 million in the first quarter of 2021 from $14.8 million in 2020. This decrease was due to impairments of long-lived assets in 2020 and decreased capital spending in 2021. Capital expenditures in the first quarter of 2021 were $0.3 million compared to $5.6 million in 2020. We also acquired $0.5 million of finance leases in the first quarter of 2020 compared to zero in 2021.
Impairments and Other Charges
The following table summarizes our impairments and other charges:

	Three Months Ended March 31, 2021
(in thousands)	2021	2020
Long lived asset impairments	$4,435	$84,217
Transaction costs	2,589	—
Field restructuring	234	66
Goodwill impairments	—	10,565
Inventory write-downs	—	4,846
	$7,258	$99,694
Long-lived asset impairments - In the first quarter of 2021, we incurred $4.4 million of impairments for certain real estate held for sale, which was subsequently sold in May 2021. In March 2020, the reduction in demand for our services resulted in a long-lived asset impairment of $84.2 million related to property and equipment in our Well Servicing segment.
Transaction costs - In connection with liability management, we incurred $2.6 million of legal and professional consulting costs during the first quarter of 2021.
Field restructuring costs - In the first quarter of 2021, we incurred $0.2 million of costs associated with yard closures in connection with our field restructuring initiative. We incurred $0.1 million in the first quarter of 2020 related to yard closures.
Goodwill impairments - On March 31, 2020, due to the reduction in demand for our services, we determined that the fair value of the Well Servicing reporting unit was less than its carrying value, which resulted in a goodwill impairment of $10.6 million for this reporting unit.
Inventory write-downs - In connection with the downturn in our business in the first quarter of 2020, we recorded a $4.8 million write-down of certain parts inventory in our Well Servicing segment.
Acquisition Related Costs
Acquisition related costs in the first quarter of 2020 was $11.7 million due to legal and professional costs associated with the CJWS acquisition as well as severance costs paid to CJWS employees pursuant to the purchase agreement.
(Gain) Loss on Disposal of Assets
In the first quarter of 2021, we received proceeds of $5.5 million from the sale of non-strategic property and equipment used in our continuing operations and recognized a $2.0 million net gain on the sale of these assets. In the first quarter of 2020, we received proceeds of $1.3 million from the sale of non-strategic property and equipment used in our continuing operations and recognized a small net gain on the sale of these assets.
Loss on Derivative
On March 31, 2021, the Company negotiated a settlement of a contractual make-whole obligation to its controlling shareholder in exchange for issuing additional Senior Notes to this shareholder with an aggregate par value of $47.5 million. The Company's make-whole obligation was related to the acquisition of CJWS and was accounted for as a derivative instrument until this settlement. The Senior Notes were issued at a fair value of $9.5 million based on the market pricing of our Senior Notes on March 31, 2021. The difference between the fair value of the Senior Notes and the fair value of the derivative instrument resulted in a $4.8 million loss on this derivative instrument for the first quarter of 2021.
Interest Expense, net
The Company’s interest expense consisted of the following:

	Three Months Ended March 31,
(in thousands)	2021	2020
Cash payments for interest	$1,570	$1,229
Change in accrued interest	8,096	8,220
Amortization of debt discounts and issuance costs	2,273	1,108
Interest income	—	(62)
Other	85	62
Interest expense, net	$12,024	$10,557
Consolidated net interest expense increased to $12.0 million in the first quarter of 2021 from $10.6 million in 2020. The increase in net interest expense in 2021 was primarily due to increased accretion of debt discounts and interest expense associated with debt issued during 2020.
Income Tax Benefit
Income tax benefit in the first quarter of 2021, was $0.3 million compared to $3.8 million in 2020. In the first quarter of 2020, the income tax benefit related to deferred tax liabilities acquired with the acquisition of CJWS which provided a source of future taxable income and allowed the Company to recognize a tax benefit on a portion of the Company's deferred tax assets.
The effective tax rates for the first quarters of 2021 and 2020, were 0.9% and 2.7%, respectively. The Company provides a valuation allowance when it is more likely than not that some portion of the deferred tax assets will not be realized. As of March 31, 2021, a valuation allowance continues to be recorded on the net deferred tax assets for all federal and state tax jurisdictions.
Discontinued Operations
In 2019, we decided to divest of substantially all of our contract drilling rigs, pressure pumping equipment and related ancillary equipment. Substantially all the assets were divested in 2020 and the Company is in the process of selling the remainder of these assets. For further discussion of financial results for discontinued operations, see

Note 3, "Discontinued Operations" in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
Supplemental Non-GAAP Financial Measures - Adjusted EBITDA
Adjusted EBITDA should not be considered in isolation or as a substitute for operating income, net income or loss, cash flows provided by operating, investing and financing activities, or other income or cash flow statement data prepared in accordance with GAAP. However, the Company believes Adjusted EBITDA is a useful supplemental financial measure used by management and directors and by external users of its financial statements, such as investors, to assess:
•    The financial performance of its assets without regard to financing methods, capital structure or historical cost basis;
•    The ability of its assets to generate cash sufficient to pay interest on its indebtedness; and
•    Its operating performance and return on invested capital as compared to those of other companies in the oilfield services industry.
Adjusted EBITDA has limitations as an analytical tool and should not be considered an alternative to net income or loss, operating income or loss, cash flow from operating activities or any other measure of financial performance or liquidity presented in accordance with GAAP. Adjusted EBITDA excludes some, but not all, items that affect net income or loss and operating income or loss, and these measures may vary among other companies.
The following table presents a reconciliation of net income or loss from continuing operations to Adjusted EBITDA:

	Quarter ended March 31,
(in thousands)	2021	2020
Net loss from continuing operations	$(33,475)	$(136,429)
Income tax benefit	(287)	(3,790)
Interest expense, net	12,024	10,557
Depreciation and amortization	10,797	14,765
Gain on disposal of assets	(1,993)	(37)
Loss on derivative	4,798	3,552
Long lived asset impairments	4,435	84,217
Acquisition related costs	—	11,684
Transaction costs	2,589	—
Significant insurance claim	1,380	—
Field restructuring	234	66
Goodwill impairments	—	10,565
Stock-based compensation	52	1,336
Inventory write-downs	—	4,846
Adjusted EBITDA	$554	$1,332

Liquidity and Capital Resources
Historically, our primary capital resources have been our cash and cash equivalents, cash flows from our operations, availability under our ABL Credit Facility, additional secured indebtedness, proceeds from the sale of non-strategic assets, and the ability to enter into finance leases. At March 31, 2021, our sources of liquidity included our cash and cash equivalents of $4.9 million, the potential sale of additional non-strategic assets, and potential additional secured indebtedness.
As of March 31, 2021, the Company had no borrowings and $35.6 million of letters of credit outstanding under the ABL Credit Facility. As of March 31, 2021, we had $11.2 million of availability under the ABL Credit Facility, but we are subject to borrowing restrictions. For further discussion of our ABL Credit Facility, see Note 4, "Indebtedness and Borrowing Facility" in the notes to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q.
In April 2021, we entered into a purchase and sale agreement for the sale of certain non-core assets for a purchase price of $6.6 million, not including the assumption of certain capital leases and an earn-out payment of up to $1.0 million payable one year after closing. The closing date is expected to occur during the second quarter of 2021. In May 2021, we completed a sale-leaseback transaction related to certain real property in California. The purchase price for the property consisted of $10.5 million, subject to a holdback of approximately $2.6 million for certain improvements to be constructed at the property. We entered into a simultaneous lease of the property for an initial term of three years.
See Note 1. "Basis of Presentation and Current Environment" to the condensed consolidated financial statements included in this quarterly report for further discussion of the Company's efforts to improve its liquidity and long-term capital structure.
Cash Flow Summary
The Statement of Cash Flows for the periods presented includes cash flows from continuing and discontinued operations.
Cash Flows from Operating Activities
Net cash provided by operating activities was $7.7 million in the first quarter of 2021, compared to net cash used in operating activities of $2.7 million in 2020. The $10.4 million increase was primarily due to improved working capital management in 2021 and transaction costs incurred during 2020 associated with our acquisition of CJWS.
Cash Flows from Investing Activities
Net cash provided by investing activities in the first quarter of 2021 was $5.1 million compared to net cash used in investing activities of $24.7 million in 2020. This change was partially due to a $5.3 million decrease in capital expenditures in 2021. Our cash provided by investing activities in 2021 was due to proceeds from the sale of non-strategic assets. Our cash used in investing activities in 2020 was due to cash paid to purchase CJWS, which was partially offset by proceeds from the sale of assets related to our discontinued operations.
Cash Flows from Financing Activities
Net cash used in financing activities was $2.4 million during the first quarter of 2021, compared to net cash provided by financing activities of $12.2 million in 2020. This change was partially due to a $6.6 million decrease in payments on our finance leases in 2021. Our cash provided by financing activities in 2020 was primarily due to net proceeds of $22.8 million received from the issuance of the Senior Secured Promissory Note and borrowings from the ABL Credit Facility.
Cash Requirements
Contractual Commitments and Obligations: On March 31, 2021, the Company negotiated a settlement of a contractual make-whole obligation to its controlling shareholder in exchange for issuing additional Senior Notes to this shareholder with an aggregate par value of $47.5 million. As of March 31, 2021, there were no other significant changes to our contractual obligations outside the ordinary course of business since December 31, 2020. Please refer to our annual report on Form 10-K for the year ended December 31, 2020, for additional information regarding our contractual obligations. See Note 1. "Basis of Presentation and Current Environment" to the condensed consolidated financial statements included in this quarterly report for a discussion of the Company's efforts subsequent to March 31, 2021, to improve its liquidity and long-term capital structure, which have included additional contractual obligations.
Capital Expenditures: The nature of our capital expenditures consists of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Our capital expenditures for 2021 represented the amount necessary to support our current operations. We estimate capital expenditures in 2021 will range from $10 million to $20 million, which will be used to support our operations.
Other Matters
Off-Balance Sheet Arrangements
We have no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.
Recent Accounting Pronouncements
See Note 1. "Basis of Presentation and Current Environment" to the condensed consolidated financial statements included in this quarterly report.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Not applicable.

ITEM 4. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As required by Rule 13a-15(b) of the Exchange Act, we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this Form 10-Q. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021, at the reasonable assurance level.
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
PART II — OTHER INFORMATION
ITEM  1. LEGAL PROCEEDINGS
For a description of our legal proceedings, see Note 8. “Commitments and Contingencies” to the condensed consolidated financial statements included in this quarterly report, which is incorporated by reference herein.
ITEM 1A. RISK FACTORS
During the quarter ended March 31, 2021, there have been no material changes in our risk factors disclosed in Part I, Item 1A. Risk Factors in our Annual Report on Form 10-K for the year ended December 31, 2020.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
Purchases of Equity Securities by the Issuer and Affiliated Purchasers
Neither we, nor any affiliated purchaser, purchased any of our equity securities during the quarter ended March 31, 2021.
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

4.8*
Third Supplemental Indenture, dated as of May 3, 2021 by and among Basic Energy Services, Inc., the guarantors party thereto and UMB Bank, N.A. as trustee and collateral agent (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 4, 2021).

10.1*
Super Priority Credit Agreement, dated as of May 3, 2021, by and among Basic Energy Services, Inc., the lenders party thereto, and Cantor Fitzgerald Securities, as administrative agent and collateral agent (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 4, 2021).

10.2*
Limited Consent and First Amendment to the Forbearance Agreement, dated as of April 28, 2021 by and among Basic Energy Services, certain of the Company’s subsidiaries, Bank of America, N.A. as administrative agent and the Credit Agreement Forbearing Parties (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 4, 2021).

10.3*
Consent Letter, dated as of May 3, 2021, by and among Basic Energy Services, Inc. and Ascribe III Investments LLC (Incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (SEC File No. 001-32693) filed on May 4, 2021).

10.4*	Employment Agreement of Adam Hurley, effective as of July 19, 2018, and amended as of January 1, 2019 and as of April 27, 2021.
10.5#	Forbearance Agreement, dated as of May 14, 2021, by and among Basic Energy Services, Inc., the subsidiary guarantors party thereto and the Supporting Holders.
10.6#
Forbearance Agreement, dated as of May 14, 2021, by and among Basic Energy Services, Inc., the subsidiary guarantors party thereto, the lenders party thereto and Cantor Fitzgerald Securities, as administrative agent and collateral agent.

10.7#
Second Amendment to the Forbearance Agreement, dated as of May 14, 2021, by and among Basic Energy Services, Inc., the subsidiary guarantors party thereto and Bank of America, N.A. as administrative agent.

10.8#	Amendment to Consent Letter, dated as of May 14, 2021, by and among Basic Energy Services, Inc. and Ascribe III Investments LLC.
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
Treasurer and Secretary (Principal Financial Officer)

Date: May 17, 2021